Form 10-Q
period 1994-03-31
DETOMASO INDUSTRIES INC
filed 1994-05-20
CIK 28367

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549



   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     -- or --


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter period ended March 31, 1994
                                                 --------------


                          Commission file number 0-2642
                                                 -------

                            DE TOMASO INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)


           MARYLAND                                  52-0466460
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


               P.O. Box 856, 107 Monmouth Street, Red Bank, NJ 07701
               -----------------------------------------------------
                     (Address of principal executive offices)
                                    (Zip Code)


                                  (908) 842-7200
                Registrant's telephone number, including area code

                                     No Change

               (Former name, former address and former fiscal year,
                           if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
   to such filing requirements for the past 90 days.  Yes  X    No
                                                          ---      ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY


                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes ___ No ___

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. Common Stock $2.50 par value; 2,057,446 shares.

                                      PART I



                               FINANCIAL INFORMATION

                                                       DE TOMASO INDUSTRIES, INC.
                                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                             3 Months Ended          3 Months Ended March 31,
                                                             March 31, 1994             1994                        1993*
                                                             --------------     -----------------------------------------------
                                                                 (Note C)                    (In Millions of Italian Lire)


          Net Sales                                             $6,429,280             Lit.  10,364              Lit.  7,197
          Cost of products sold                                  5,625,310                    9,068                    6,592
                                                                ----------                   ------                   ------
                                                                   803,970                    1,296                      605
          Selling, general and administrative
            expenses                                             1,423,151                    2,278                    2,507
                                                                ----------                   ------                   ------
                                                                  (609,181)                    (982)                  (1,902)

          Interest expense                                        (844,293)                  (1,361)                  (1,795)
          Interest and other income                                942,928                    1,520                      493
                                                                  --------                   ------                    -----
            Income (loss) before minority interests               (510,546)                    (823)                  (3,204)
          Minority interest share of income (loss)                (119,107)                    (192)                 (14,989)
                                                                  ---------                  ------                 --------

                  Loss from continuing
                        operations                                (629,653)                  (1,015)                  (3,204)
                  Loss from discontinued
                        Operations                                                                                   (14,989)
                                                                  --------                   ------                  --------

            NET INCOME (LOSS)                                   $ (629,653)             Lit. (1,015)            Lit. (18,193)
                                                                ----------                   ------                  -------
                                                                ==========                   ======                  =======

          Net income (loss) per share based on the
            average number of common shares and
            common equivalent shares outstanding
            during the period
                  Continuing operations                            $  (.31)              Lit.  (493)            Lit.  (1,557)
                  Discontinued operations                                                                             (7,286)
                                                                   --------                   ------                  ------
                                                                   $  (.31)              Lit.  (493)             Lit. (8,843)
                                                                   --------                   ------                  -------
                                                                   ========                   ======                  =======

          *Reclassified to conform to 1994 presentation.


                                                      DE TOMASO INDUSTRIES, INC.
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                               March 31,       March 31,       December 31,
                                                                               1994              1994              1993
                                                                               ------          --------           -------

       ---                                                                     (Note C)          (In Millions of Italian Lire)

       Assets
       Current Assets
           Cash and cash equivalents                                        $2,646,402      Lit.  4,266       Lit.  2,662
           Marketable securities at cost                                    12,345,533           19,901             4,901

           Receivables
             Trade, Net                                                      3,880,893            6,256            13,296
             Other, principally from installment
             receivable from sale of subsidiary,
             Italian Government and affiliated
             companies                                                      27,760,546           44,750            42,962
       Inventories
           Raw materials, spare parts
            and work-in-progress                                            11,651,365           18,782            18,329
           Finished Products                                                 1,929,901            3,111             3,023
       Prepaid expenses                                                         54,591               88               776
                                                                           -----------      -----------       -----------
                TOTAL CURRENT ASSETS                                        60,269,231           97,154            85,949

       Property, Plant & Equipment - Net                                     8,217,122           13,246            13,919
       Other Assets                                                          2,259,305            3,642            27,688
                                                                           -----------      -----------       -----------
                TOTAL ASSETS                                               $70,745,658      Lit 114,042       Lit 127,556
                                                                           ===========      ===========       ===========

       LIABILITIES & SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
           Advances from banks                                             $ 8,011,787      Lit  12,915       Lit  22,995
           Accounts payable and accrued expenses                            13,821,960           22,281            25,802
           Sundry payables                                                   1,439,206            4,796               255
           Current portion of long-term debt                                 2,975,186            4,796             6,601
                                                                            ----------       ----------        ----------
                TOTAL CURRENT LIABILITIES                                   26,248,139           42,312            55,653

       Long Term Debt                                                        3,667,494            5,912             5,738
       Deferred Foreign Severance Pay                                        4,400,124            7,093             7,245
       Minority Interests                                                    8,207,816           13,231            13,039
       Shareholders' Equity
       Voting Preferred Stock, convertible
         share for share into Common Stock,
         par value $2.50 (lit 1,453)
         per share; authorized 2,000,000
         shares; issued and outstanding
         1,000,000 shares                                                      901,365            1,453             1,453
         Common Stock, par value $2.50
         (lit 1,453) per share; authorized
         10,000,000 shares issued and outstanding
         2,057,446 shares                                                    1,853,598            2,988             2,988

       Additional paid-in capital                                           29,493,176           47,543            47,543
       Retained earnings (deficit)                                         (4,146,402)           (6,684)           (5,669)

       Equity adjustment from foreign
        currency translation - Note C                                          120,348              194              (434)
                                                                           -----------     ------------       -----------
                                                                            28,222,085           45,494            45,881
                                                                           -----------     ------------       -----------

       TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $70,745,658      Lit  114,042      Lit 127,556
                                                                           ===========      ============      ===========


                                                       DE TOMASO INDUSTRIES, INC.
                                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                             3 Months Ended                   3 Months Ended March 31,
                                                             March 31, 1994                 1994                    1993
                                                             --------------       --------------------------------------------
                                                                 (Note C)                    (In Millions of Italian Lire)
          Operating Activities
            Net Income (Loss)                                   $ (629,653)             Lit. (1,015)            Lit. (18,193)
            Adjustments to reconcile net
                  income (loss) to net cash
                  provided by operating activities              18,212,159                   29,358                   (2,618)
                                                                ----------                  -------                  --------
          Net cash provided by (used in)
            operating activities                                17,582,506                   28,343                  (20,811)

          Investing Activities
            Purchase of property, plant
                  and equipment                                   (633,995)                  (1,022)                  (3,539)
            Increase in investments                             (9,305,211)                 (15,000)
                                                               -----------                  --------                 --------
          Net cash provided by investing
            activities                                          (9,939,206)                 (16,022)                  (3,539)

          Financing Activities
            Increase (decrease) in advances
                  from banks                                    (6,253,101)                 (10,080)                  (9,802)
            Increase (decrease) in long-term
                  debt                                          (1,011,787)                  (1,631)                  33,688
            Other                                                  616,625                      994                     (594)
                                                                ----------                  -------                  --------
          Net cash provided by financing
            activities                                          (6,648,263)                 (10,717)                  23,292
                                                              ------------                 --------                 --------

          Increase (decrease) in Cash and
            Cash Equivalents                                       995,037                    1,604                   (1,058)
                  Cash and cash equivalents
                        at beginning of period                   1,651,365                    2,662                    3,449
                                                               -----------                  -------                  -------
          Cash and Cash Equivalents at End of
            Period                                             $ 2,646,402             Lit.   4,266              Lit.  2,391
                                                               -----------                  -------                   ------
                                                               ===========                  =======                   ======

                     DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    March 31, 1994

      NOTE A--BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles. For a summary of the Registrant's accounting principles, and other footnote information reference is made to the Registrant's 1993 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature.

      NOTE B--PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company, its five Italian subsidiaries (GBM, Centro Ricambi, American-Finance, OAM S.p.A., and Hotel Roma) and two United States subsidiaries (Maserati Automobiles Incorporated and Maserati Automobiles, Inc.) Significant intercompany accounts and trans-actions have been eliminated upon consolidation.

      NOTE C--CHANGE IN BASIS OF TRANSLATION TO U.S. DOLLAR EQUIVALENTS

           The accompanying financial statements, expressed in Italian lire, have been translated in U.S. dollar equivalents at the rate of exchange prevailing at March 31, 1994

           Exchange gains and losses actually realized have been included in operations.

           In 1976, the Company determined that it would be a more appropriate and meaningful presentation if the primary financial statements were shown in Italian lire because the Company's manufacturing operations are entirely in Italy. Reports to the Italian government are made in lire, purchases of capital goods, financing arrangements and virtually all aspects of the Company's business are conducted in lire. Trends developed in reporting financial information should also be more informative if they are presented in the currency in which the transactions have occurred.

           The financial statements of U.S. entities for the three months ended March 31, 1994 and March 31, 1993 have been translated to Italian lire in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all balance sheet accounts are translated at the current exchange rate and operations statement items are translated at the average exchange rate for the quarter; resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain other trans-action adjustments continue to be reported in operations.

           The U.S. dollar equivalent amounts are included solely for the convenience of the shareholders of De Tomaso Industries, Inc. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at the exchange rates used in the accompanying translation because of fluctuations in the rates of exchange.

      NOTE D--GAIN ON SALE OF SUBSIDIARY STOCK

           In May, 1993, the Company sold 51% of the common stock of Maserati, S.p.A., a 51% subsidiary of OAM S.p.A., to Fiat Auto S.p.A. for Lit 75,750,000,000 ($46,991,351) payable in installments ending January 1, 1995. The sale resulted in a gain of Lit 196,157,000,000 ($121,685,484) after adjusting the final installment to present value. The disposal of this segment has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as a discontinued operation in 1993.


      NOTE E--COMPUTATION OF INCOME (LOSS) PER SHARE

           Net loss per share for the three months ended March 31, 1994 and the three months ended March 31, 1993 is computed only on the number of common stock outstanding at all times during such periods. Convertible preferred shares are not considered to be common stock equivalents because to do so would be anti-dilutive.

      Item 2.   Management's discussion and analysis of Financial
                Conditions and Results of Operations
                ----------------------------------------------------

                As a consequence of the Company's sale of its 51% equity interest in its Maserati subsidiary in May 1993, which is reported as a discontinued operation in the accompanying unaudited financial statements for the 1993 period, Management's discussion of the Company's operations deals only with its continuing operations for the 1993 and 1994 periods.

                Operations
                ----------

                Net sales improved 44% to Lit. 10,364,000,000 ($6,429,280),1 comparing the first quarter of 1993 to the first quarter of 1994; gross profits more than doubled comparing the same periods. G.B.M.'s motorcycle unit sales increased by 76% over 1993. G.B.M.'s sales accounted for approximately 93% of the Company's consolidated net sales in the 1994 quarter and for approximately 83% of consolidated net sales in the 1993 period. The Company's other subsidiaries are all operating at or near break-even levels, and generate sufficient revenue to fund their respective operations. None of the subsidiaries' operations, taken individually or in the aggregate, is material to the results of operations of the Company on a consolidated basis.

           The Company's loss from continuing operations dropped by 74.3% (before minority interests) as a result primarily of the improvement in G.B.M.'s performance. The operating loss for G.B.M. alone declined by 50% from approximately Lit. 2,200,000,000 ($1,364,764) in the 1993 period to approximately Lit. 1,100,000,000 ($682,382) in the first quarter of 1994.

           Including the loss attributable to the discontinued Maserati operation for 1993, the Company's net loss declined 94.4% to Lit. 1,015,000,000 ($629,653) from Lit. 18,193,000,000 ($11,285,980).

           The increase in G.B.M.'s net sales is attributable primarily to a single contract to supply motorcycles to a South American country. Management is hopeful that with the new management assistance arrangement which is currently in place at G.B.M., that subsidiary will be able to continue progressing toward recovery and profitability.

           Liquidity and Capital Resources
           -------------------------------

           Cash and cash equivalents increased 60.3% at March 31, 1994 from year-end 1993, and marketable securities more than quadrupled. The improvements were due principally to the payment by Fiat of its January 1994 installment on the Maserati sale and the receipt of payment on outstanding trade receivables. The decline in Other Assets reflects the reclassification (under applicable accounting rules) of the pending January 1995 Fiat installment to an Other Receivable. The Company used a portion of the 1994 Fiat installment payment to reduce bank debt by approximately Lit. 10,000,000,000 ($6,203,474).


          --------------------
               1Lire amounts have been converted to dollar amounts at the rate of 1612 lire to the dollar prevailing at March 31, 1994.

                                      SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DE TOMASO INDUSTRIES, INC.



      Dated:  May 19, 1994                    By:  /s/ Catherine D. Germano
                                                   ---------------------------
                                                     Catherine D. Germano
                                                     Treasurer



      Dated:  May 19, 1994                    By:  /s/ Howard E. Chase
                                                   --------------------------
                                                     Howard E. Chase, Esq.
                                                     Secretary