Form 10-Q
period 1994-06-30
DETOMASO INDUSTRIES INC
filed 1994-08-22
CIK 28367

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

    (Mark One)
    (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

    For the quarter period ended      June 30, 1994
                                --------------------------------------

                                        OR

    (  )         TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to
                                   -------------   -----------------------
    Commission File Number              0-2642
                           -----------------------------------------------

                               DE TOMASO INDUSTRIES, INC.
             ---------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Maryland                                    52-0466460
    --------------------------------------------    ----------------------
   (State or other jurisdiction of incorporation)      (I.R.S. Employer
                                                     Identification No.)

            P.0. Box 856, 107 Monmouth Street, Red Bank, N. J. 07701
        ------------------------------------------------------------
                   Address of principal executive offices - Zip Code)

                                 (908) 842-7200
            -----------------------------------------------------------
                (Registrant's telephone number, including area code)

                                        No Change
    -----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X   No
     ---     ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                      PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes __ No __

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $2.50 par value; 2,057,446 shares.

                                      PART I


                               FINANCIAL INFORMATION



                                                  DE TOMASO INDUSTRIES, INC.

                                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     6 Months Ended    6 Months Ended June 30,      3 Months Ended     3 Months Ended June 30,
                                   June 30, 1994         1994        1993 *          June 30, 1994         1994         1993 *
                                   --------------        ----       ------          --------------         ----        -------
                                      (Note C)     (In Millions of Italian Lire)     (Note C)      (In Millions of Italian Lire)



Net sales                           $ 15,094,483     Lit  23,804    Lit  19,906     $  8,522,511      Lit 13,440     Lit 12,709
Cost of products sold                 13,110,336          20,675         18,655        7,360,178          11,607         12,063
                                    ------------     -----------    -----------     ------------     -----------     ----------
                                       1,984,147           3,129          1,251        1,162,333           1,833            646

Selling, general and admin-
  istrative expenses                   3,033,608           4,784         4,999         1,589,093           2,506          2,492
                                    ------------     -----------    -----------     ------------     -----------     ----------
                                     (1,049,461)          (1,655)        (3,748)        (426,760)           (673)        (1,846)

Interest expense                      (1,507,292)         (2,377)       (3,490)         (644,261)         (1,016)        (1,695)

 Interest and other income             2,207,356           3,481         2,684         1,243,500           1,961          2,191
                                    ------------     -----------    -----------     ------------     -----------     ----------
   INCOME (LOSS) BEFORE
    MINORITY INTERESTS                 (349,397)            (551)       (4,554)          172,479             272         (1,350)

Minority interest share of
  income (loss)                         (265,060)           (418                        (143,310)           (226)
                                    ------------     -----------    -----------     ------------     -----------     ----------

  Income (Loss) from
     continuing operations              (614,457)           (969)       (4,554)           29,169              46         (1,350)
  Income (Loss) from
     discontinued operations                                           160,841                                          175,830
                                    ------------     -----------    -----------     ------------     -----------     ----------

   NET INCOME (LOSS)                $   (614,457)    Lit    (969)  Lit 156,287      $     29,169     Lit      46    Lit 174,480
                                    =============    ===========   ===========      ============     ===========    ===========

Net income (loss) per share
  based on the average number
  of common shares and common
  equivalent shares outstanding
  during the period
    Continuing operations                $(.30)     Lit     (471)  Lit  (1,489)         $.01        Lit      15     Lit   (442)
    Discontinued operations                                              52,606                                          57,509
                                    ------------     -----------    -----------     ------------     -----------     ----------
                                         $(.30)     Lit     (471)   Lit  51,117          $.01        Lit      15     Lit 57,067
                                    =============    ===========    ===========     ============     ===========    ===========



                                                  DE TOMASO INDUSTRIES, INC.
                                             CONSOLIDATED CONDENSED BALANCE SHEETS



                                                             June 30,                  June 30,             December 31,
                                                               1994                      1994                     1993
                                                            ---------                ----------             ------------
                                                             (Note C)                   (In Millions of Italian Lire)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                             $ 1,403,932                Lit  2,214              Lit   2,662
    Marketable securities, at cost                         12,619,531                    19,901                    4,901
    Receivables
      Trade, Net                                            4,797,083                     7,565                   13,296
      Other, principally from install-
       ment receivable from sale of
       subsidiary, Italian
       Government and affiliated
       companies                                           27,055,802                    42,667                   42,962
    Inventories
        Raw materials, spare parts
         and work-in-process                               12,090,678                    19,067                   18,329
        Finished Products                                   2,078,630                     3,278                    3,023
    Prepaid expenses                                           66,582                       105                      776
                                                          -----------               -----------              -----------
             TOTAL CURRENT ASSETS                          60,112,238                    94,797                   85,949

Property, Plant & Equipment - Net                           8,141,408                    12,839                   13,919
Other Assets                                                2,273,938                     3,586                   27,688
                                                          -----------               -----------              -----------
                     TOTAL ASSETS                         $70,527,584               Lit 111,222              Lit 127,556
                                                          ===========               ===========              ===========

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Advances from banks                                   $ 6,876,982               Lit  10,845              Lit  22,995
    Accounts payable and
     accrued expenses                                      13,596,702                    21,442                   25,802
    Sundry payables                                         1,377,933                     2,173                      255
    Current portion of long-term debt                       3,442,613                     5,429                    6,601
                                                          -----------               -----------               ----------
        TOTAL CURRENT LIABILITIES                          25,294,230                    39,889                   55,653

Long Term Debt                                              3,117,311                     4,916                    5,738
Deferred Foreign Severance Pay                              4,563,728                     7,197                    7,245
Minority Interests                                          8,533,291                    13,457                   13,039
Shareholders' Equity
Voting Preferred Stock, con-
  vertible share for share into
Common Stock, par value $2.50
  (Lit 1,453) per share; authorized
  2,000,000 shares; issued and
  outstanding 1,000,000 shares                                921,370                     1,453                    1,453
  Common Stock, par value $2.50
  (Lit 1,453) per share;
  authorized 10,000,000 shares
  issued and outstanding 2,057,446
  shares                                                    1,894,737                     2,988                    2,988

Additional paid-in capital                                 30,147,749                    47,543                   47,543
Retained earnings (deficit)                               (4,209,258)                   (6,638)                  (5,669)

Equity adjustment from foreign
 currency translation - Note C                                264,426                       417                    (434)
                                                          -----------               -----------            -------------
                                                           29,019,024                    45,763                   45,881
                                                          -----------               -----------              -----------

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                                    $70,527,584               Lit 111,222              Lit 127,556
                                                          ===========               ===========              ===========




                                                  DE TOMASO INDUSTRIES, INC.

                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                6 Months Ended                   6 Months Ended June 30,
                                                 June 30, 1994                   1994              1993
                                                 -------------              --------------------------------
                                                   (Note C)                    (In Millions of Italian Lire)

Operating Activities
  Net income (loss)                            $    (614,457)            Lit     (969)         Lit  156,287
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities                                    19,483,195                   30,725               160,168
                                               -------------             ------------          ------------
Net cash provided by (used in)
  operating activities                            18,868,738                   29,756                (3,881)

Investing Activities
  Purchase of property, plant &
    equipment                                       (672,162)                  (1,060)                 (981)
  Increase in investments                         (9,511,731)                 (15,000)
                                               --------------            -------------         ------------
Net cash provided by investing
  activities                                     (10,183,893)                 (16,060)                 (981)

Financing Activities
  Increase (decrease) in
    advances from banks                           (7,704,502)                 (12,150)                 (367)
  Increase (decrease) in
    long-term debt                                (1,264,426)                  (1,994)                3,429

                                                 ------------            -------------         ------------

 Net cash provided by financing
  activities                                      (8,968,928)                 (14,144)                3,062
                                               --------------            -------------         ------------

Increase (Decrease) in Cash and
  Cash Equivalents                                  (284,083)                    (448)               (1,800)
    Cash and cash equivalents at
      beginning of period                          1,688,015                    2,662                 3,449
                                               -------------             ------------          ------------
Cash and Cash Equivalents at End
  of Period                                    $   1,403,932             Lit    2,214          Lit    1,649
                                               =============             ============          ============


                    DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   June 30, 1994


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

  NOTE C--CHANGE IN BASIS OF TRANSLATION TO U.S. DOLLAR EQUIVALENTS

        The accompanying financial statements, expressed in Italian lire, have been translated in U.S. dollar equivalents at the rate of exchange prevailing at June 30, 1994.

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

        The financial statements of U.S. entities for the three months ended June 30, 1994 and June 30, 1993 have been translated to Italian lire in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all balance sheet accounts are translated at the current exchange rate and operations statement items are translated at the average exchange rate for the quarter; resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain other trans-action adjustments continue to be reported in operations.

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

  NOTE D--GAIN ON SALE OF SUBSIDIARY STOCK

          In May, 1993, the Company sold 51% of the common stock of Maserati, S.p.A., a 51% subsidiary of OAM S.p.A., to Fiat Auto S.p.A. for
          Lit 75,750,000,000 ($48,034,242) payable in installments ending January 1, 1995. The sale resulted in a gain of Lit 196,157,000,000 ($124,386,176) after adjusting the final installment to present value. The disposal of this segment has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as a discontinued operation in 1993.

  NOTE E--COMPUTATION OF INCOME (LOSS) PER SHARE

          Net income for the six months ended June 30, 1993 and the three months ended June 30, 1994 and June 30, 1993 is computed on the number of common stock and common stock equivalents outstanding at all times during such periods.

          Net loss per share for the six months ended June 30, 1994 is computed only on the number of common stock outstanding at all times during such periods. Convertible preferred shares are not considered to be common stock equivalents because to do so would be anti-dilutive.

  Item 2.   Management's discussion and analysis of Financial
            Conditions and Results of Operations
            ----------------------------------------------------

            As a consequence of the sale of the Company's Maserati subsidiary in May 1993, which is reported as a discontinued operation in the accompanying unaudited financial statements for the 1993 period, Management's discussion of the Company's operations deals only with its continuing operations for the 1993 and 1994 periods.

            Operations
            ----------

            Three Months Ended June 30, 1994 and June 30, 1993
            --------------------------------------------------

            Net sales increased approximately 6% to Lit. 13,440,000,000 ($8,522,511)1 in the three month period ended June 30, 1994 compared to the second quarter of 1993. Gross profits increased approximately 184% over the 1993 period, while gross profit margins increased comparably, to 13.6% in the 1994 period, from approximately 5% in the 1993 period.

            The improvement in operating results is attributable primarily to growth in G.B.M. motorcycle and related parts sales, which accounted for approximately 93% of the Company's consolidated net sales in the second quarter of 1994. While unit sales in the 1994 second quarter were essentially unchanged from the 1993 period, unit production has been steadily increasing since new management was installed at the G.B.M. facility early in the second quarter, from approximately 14 units per day to over 19 units per day currently.

            The Company's other subsidiaries are all operating at or near break-even levels, and generate sufficient revenue to fund their respective operations. None of their operations, however, is material to the results of operations of the Company on a consolidated basis.

            The Company earned Lit. 46,000,000 ($29,169), equal to Lit. 15 ($.01) per share in the 1994 second fiscal quarter, compared to net income of Lit. 174,480,000,000 ($110,640,450), equal to Lit. 57,067 ($36.19) per share, in the 1993 period. Results for 1993, however, are inclusive of income realized from the sale by the Company of its 51% equity interest in its discontinued Maserati subsidiary. Excluding discontinued operations, the Company's Lit. 46,000,000 net income in the second quarter of 1994 compares to a net loss of Lit. 1,350,000,000 ($856,056), equal to Lit. 442 ($.28) per share, sustained in the 1993 period.



            Six months ended June 30, 1994 and June 30, 1993
            ------------------------------------------------

            Net sales for the six month period in 1994 increased over 20%, to Lit. 23,804,000,000 ($15,094,483) compared to the 1993 period, while gross profits increased over 150% to Lit. 3,129,000,000 ($1,984,147) in the six months ended June 30, 1994, compared to the 1993 period. G.B.M.'s unit sales increased approximately 23% in 1994. The growth in gross profits is largely due to an improvement in the comparative mix of motorcycles sold by G.B.M. between the two periods.



  --------------------
       1Lire amounts have been converted to dollar amounts at the rate of 1577 lire to the dollar, the rate prevailing at June 30, 1994.

            The Company lost Lit. 969,000,000 ($614,458), equal to Lit. 471 ($.30) per share in the 1994 six month period, compared to net income (including discontinued operations) of Lit. 156,287,000,000 ($99,103,994), equal to Lit. 51,117 ($3.28) per share, in the 1993 period. Excluding discontinued operations, the Company lost Lit. 4,554,000,000 ($2,887,762), equal to Lit. 1,489 ($.94) per share, in the 1993 period.

            Liquidity and Capital Resources
            -------------------------------

            Largely as a result of the May 1993 sale of its equity interest in the Maserati subsidiary, the Company has ample liquid assets, and has reduced bank debt by approximately Lit. 12,150,000,000 ($7,704,502) since December 31, 1993. G.B.M., while it has been able to maintain operations by utilizing cash generated from operations, bank financing and credit from suppliers, will require additional cash to support increasing sales in the second half of the current year.

                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DE TOMASO INDUSTRIES, INC.


  Dated:  August 19, 1994            By:  s/ Catherine D. Germano
                                          ------------------------------
                                          CATHERINE D. GERMANO
                                               Treasurer

  Dated:  August 19, 1994            By:  s/ Howard E. Chase
                                          ------------------------------
                                          HOWARD E. CHASE
                                               Secretary