Form 10-Q
period 1994-09-30
DETOMASO INDUSTRIES INC
filed 1994-11-21
CIK 28367

FORM 10-Q
                              SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

       (Mark One)
       (X)     QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE
                           SECURITIES EXCHANGE ACT OF l934

       For the quarter period ended      September 30, l994
                                   -------------------------------------------

                                          OR
       (  )       TRANSITION PURSUANT TO SECTION l3 OR l5(d) OF THE
                           SECURITIES EXCHANGE ACT OF l934

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

              P.0. Box 856, l07 Monmouth Street, Red Bank, N. J. 0770l
          ------------------------------------------------------------
                      Address of principal executive offices - Zip Code)

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

                   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-quirements for the past 90 days.
         Yes X   No __
            ---

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

                   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections l2, l3 or l5(d) of the Securities Exchange Act of l934 subsequent to the distribution of securities under a plan confirmed by court. Yes
         __ No __

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $2.50 par value; 2,057,446 shares.

                                        PART I


                                FINANCIAL INFORMATION

                              DE TOMASO INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                       Sept. 30,       Sept. 30,    December 31,
                                          1994            1994            1993
                                       ---------      ----------    ------------
                                        (Note C)
                                                   (In Millions of Italian Lire)
  ASSETS
  CURRENT ASSETS
      Cash and cash equivalents      $ 2,786,034      Lit  4,349     Lit   2,662
      Marketable securities, at cost
                                      12,595,131          19,661           4,901
      Receivables
        Trade, Net                     3,495,836           5,457          13,296
        Other, principally from install-
         ment receivable from sale of
         subsidiary, Italian
         Government and affiliated
         companies                    26,065,983          40,689          42,962
         Inventories
          Raw materials, spare parts
           and work-in-process        12,049,968          18,810          18,329
          Finished Products            2,073,671           3,237           3,023
      Prepaid expenses                   222,293             347             776
                                      ----------     -----------     -----------
            TOTAL CURRENT ASSETS      59,288,916          92,550          85,949

  Property, Plant & Equipment - Net    7,962,204          12,429          13,919
  Other Assets                         2,310,058           3,606          27,688
                                     -----------     -----------     -----------
               TOTAL ASSETS
                                     $69,561,178     Lit 108,585     Lit 127,556
                                     ===========     ===========     ===========

  LIABILITIES & SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
      Advances from banks            $ 7,210,762      Lit 11,256     Lit  22,995
      Accounts payable and
       accrued expenses               12,209,481          19,059          25,802
      Sundry payables                  1,370,275           2,139             255
      Current portion of long-term debt
                                       3,477,899           5,429           6,601
                                     -----------     -----------      ----------
          TOTAL CURRENT LIABILITIES
                                      24,268,417          37,883          55,653

  Long Term Debt                       3,149,263           4,916           5,738
  Deferred Foreign Severance Pay       4,691,224           7,323           7,245
  Minority Interests                   8,807,175          13,748          13,039

  Shareholders' Equity
  Voting Preferred Stock, con-
    vertible share for share into
  Common Stock, par value $2.50
    (Lit l,453) per share; authorized
    2,000,000 shares; issued and
    outstanding l,000,000 shares         930,814           1,453           1,453
    Common Stock, par value $2.50
    (Lit l,453) per share;
    authorized l0,000,000 shares
    issued and outstanding 2,057,446
    shares                             1,914,158           2,988           2,988

  Additional paid-in capital          30,456,758          47,543          47,543

  Retained earnings (deficit)         (4,989,110)         (7,788)         (5,669)

  Equity adjustment from foreign
   currency translation - Note C
                                         332,479             519           (434)
                                     -----------     -----------   -------------
                                      28,645,099          44,715          45,881
                                     -----------     -----------     -----------

  TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                             $69,561,178     Lit 108,585     Lit 127,556
                                     ===========     ===========     ===========

                                          3



                                                                          DE TOMASO INDUSTRIES, INC.
                                                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                               9 Months Ended      9 Months Ended Sept. 30,         3 Months Ended      3 Months Ended Sept. 30,
                               Sept. 30, l994        1994       1993 *              Sept. 30, 1994      1994                1993 *
                               ---------------       ----      ------               ---------------     ----                ----
                                 (Note C)            (In Millions of Italian Lire)    (Note C)       (In Millions of Italian Lire)

Net sales                      $ 22,057,015     Lit  34,431    Lit  27,136          $  6,807,816     Lit  10,627        Lit 7,230
Cost of products sold            19,370,916          30,238         26,772             6,126,201           9,563            8,117
                               -------------    ------------   ------------         -------------    -------------      ----------
                                  2,686,099           4,193            364               681,615           1,064             (887)
Selling, general and admin-
 istrative expenses               4,499,039           7,023          8,267             1,434,337           2,239            3,268
                               -------------    ------------   ------------         -------------    -------------      ----------

                                 (1,812,940)         (2,830)        (7,903)             (752,722)         (1,175)          (4,155)
Interest expense                 (2,151,185)         (3,358)        (5,303)             (628,443)           (981)          (1,813)

Interest and other income         3,060,858           4,778          5,321               830,878           1,297            2,637
                               -------------    ------------   ------------         -------------    -------------      ----------
   INCOME (LOSS) BEFORE
     MINORITY INTERESTS            (903,267)         (1,410)        (7,885)             (550,287)           (859)          (3,331)

Minority interest share of
  income (loss)                    (454,196)           (709)          (249)             (186,419)           (291)            (249)
                               -------------    ------------   ------------         -------------    -------------      ----------
Income (Loss) from
  continuing operations          (1,357,463)         (2,119)        (8,134)             (736,706)         (1,150)          (3,580)
Income (Loss) from
  Discontinued operations                                          160,841
                               -------------    ------------   ------------         -------------    -------------      ----------

   NET INCOME (LOSS)            $(1,357,463)    Lit  (2,119)   Lit 152,707            $ (736,706)    Lit  (1,150)      Lit (3,580)
                               -------------    ------------   ------------         -------------    -------------      ----------
                               -------------    ------------   ------------         -------------    -------------      ----------

Net income (loss) per share
   based on the average number
   of common shares and common
   equivalent shares outstanding
   during the period
   Continuing operations              $(.66)    Lit  (1,030)   Lit  (2,660)                $(.36)    Lit    (559)      Lit (1,740)
   Discontinued operations                                          52,606
                               -------------    ------------   ------------         -------------    -------------      ----------
                                      $(.66)    Lit  (1,030)   Lit  49,946                 $(.36)    Lit    (559)      Lit (1,740)
                               -------------    ------------   ------------         -------------    -------------      ----------
                               -------------    ------------   ------------         -------------    -------------      ----------


        *Reclassified to conform to 1994 presentation.



                                                        DE TOMASO INDUSTRIES, INC.
                                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                 9 Months Ended            9 Months Ended Sept. 30,
                                                                 Sept. 30, 1994              1994        1993
                                                                 --------------            ------------------------
                                                                    (Note C)            (In Millions of Italian Lire)
            Operating Activities
              Net income (loss)                            $  (1,357,463)            Lit   (2,119)         Lit  152,707
              Adjustments to reconcile net
                income (loss) to net cash
                provided by operating
                activities                                    21,518,257                   33,590              (154,968)
                                                           -------------             ------------          -------------
            Net cash provided by (used in)
              operating activities                            20,160,794                   31,471                (2,261)
            Investing Activities
              Purchase of property, plant &
                equipment                                       (827,034)                  (1,291)               (1,221)
              Increase in investments                         (9,455,477)                 (14,760)
                                                           --------------            -------------         ------------
            Net cash provided by investing
              activities                                     (10,282,511)                 (16,051)               (1,221)
            Financing Activities
              Increase (decrease) in
                advances from banks                           (7,520,180)                 (11,739)                5,427
              Increase (decrease) in
                long-term debt                                (1,277,386)                  (1,994)                  929

                                                             ------------            -------------         ------------

             Net cash provided by financing
              activities                                      (8,797,566)                 (13,733)                6,356
                                                           --------------            -------------         ------------
            Increase (Decrease) in Cash and
              Cash Equivalents                                 1,080,717                    1,687                 2,874
                Cash and cash equivalents at
                  beginning of period                          1,705,317                    2,662                 3,449
                                                           -------------             ------------          ------------

            Cash and Cash Equivalents at End
              of Period                                    $   2,786,034             Lit    4,349          Lit    6,323
                                                           =============             ============          ============



                     DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  September 30, l994


          NOTE A--BASIS OF PRESENTATION

                The accompanying unaudited consolidated financial state-ments havebeen prepared in accordance with the instruc-tions to Form l0-Q and therefore do not include all infor-mation and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles. For a summary of the Registrant's accounting principles, and other footnote information reference is made to the Registrant's l993 Annual Report on Form l0-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature.

          NOTE B--PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of the Company, its five Italian subsidiaries (GBM, Centro Ricambi, American-Finance, OAM S.p.A., and Hotel Roma) and two United States subsidiaries (Maserati Automobiles In-corporated and Maserati Automobiles, Inc.) Significant intercompany accounts and trans-actions have been elimi-nated upon consolidation.

          NOTE C--CHANGE IN BASIS OF TRANSLATION TO U.S. DOLLAR EQUIVALENTS

                The accompanying financial statements, expressed in Ital-ian lire, have been translated in U.S. dollar equivalents at the rate of exchange prevailing at September 30, 1994.

                Exchange gains and losses actually realized have been included in operations.

                In 1976, the Company determined that it would be a more appropriate and meaningful presentation if the primary financial statements were shown in Italian lire because the Company's manufacturing operations are entirely in Italy. Reports to the Italian government are made in lire, purchases of capital goods, financing arrangements and virtually all aspects of the Company's business are con-ducted in lire. Trends developed in reporting financial information should also be more informative if they are presented in the currency in which the transactions have occurred.

                The financial statements of U.S. entities for the three months ended September 30, 1994 and September 30, 1993 have been translated to Italian lire in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all balance sheet accounts are tran-slated at the current exchange rate and operations state-ment items are translated at the average exchange rate for the quarter; resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain other transaction adjustments continue to be re-ported in operations.

                The U.S. dollar equivalent amounts are included solely for the convenience of the shareholders of De Tomaso Indus-tries, Inc. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at the exchange rates used in the accompanying translation because of fluctuations in the rates of exchange.


          NOTE D--GAIN ON SALE OF SUBSIDIARY STOCK

                In May, l993, the Company sold 51% of the common stock of Maserati, S.p.A., a 51% subsidiary of OAM S.p.A., to Fiat Auto S.p.A. for Lit 75,750,000,000 ($48,526,586) payable in installments ending January l, 1995. The sale resulted in a gain of Lit 196,157,000,000 ($125,661,115) after adjusting the final installment to present value. The disposal of this segment has been accounted for as a dis-continued operation and, accordingly, its operating re-sults are segregated and reported as a discontinued opera-tion in l993.

          NOTE E--COMPUTATION OF INCOME (LOSS) PER SHARE

                Net income for the nine months ended September 30, 1993 is computed on the number of common stock and common stock equivalents outstanding at all times during such periods.

                Net loss per share for the nine months ended September 30, l994 and the three months ended September 30, l994 and September 30, l993 is computed only on the number of com-mon stock outstanding at all times during such periods. Convertible preferred shares are not considered to be common stock equivalents because to do so would be anti-dilutive.

          Item 2. Management's discussion and analysis of Financial Conditions and Results of Operations
                    ----------------------------------------------------

                    As a consequence of the sale of the Company's Maserati subsidiary in May 1993, which is reported as a discontinued operation in the accompanying unaudited financial statements for the 1993 period, Management's discussion of the Company's opera-tions deals only with its continuing operations for the 1993 and 1994 periods.

                    Operations
                    ----------

                    Three Months Ended September 30, 1994 and September 30,
                    -------------------------------------------------------
                    1993
                    ----

                    Net sales increased approximately 47% to Lit. 10,627,000,000 ($6,807,816)1 in the three month period ended
          September 30, 1994 compared to the third quarter of 1993. The Company restored a gross profit margin in the 1994 period, after operating at a negative margin in the third quarter of 1993.

                    G.B.M. motorcycle and related parts sales continued to show significant improvements over 1993 and accounted for approx-imately 92% of the Company's consolidated net sales in the third quarter of 1994. Unit sales at G.B.M. rose 62% over the prior year, although the subsidiary still is not operating profitably. G.B.M. lost Lit. 1,364,000,000 ($873,799) in the third fiscal quarter of 1994, compared to a loss of Lit. 2,203,000,000 ($1,411,275) the prior year.

                    The Company's other subsidiaries are all operating at or near break-even levels, and generate sufficient revenue to fund their respective operations. None of their operations, however, is material to the results of operations of the Company on a consolidated basis.

                    The Company  lost Lit. 1,150,000,000  ($736,706), equal
          to Lit. 559 ($.36) per share in the 1994 third fiscal quarter, compared to a loss of Lit. 3,580,000,000 ($2,293,402), equal to Lit. 1,740 ($1.11), in the 1993 period. The third fiscal quarter has historically been the Company's weakest, primarily because of Italian summer holidays.

                    Nine months ended September  30, 1994 and September 30,
                    -------------------------------------------------------
          1993
          ----

                    Net sales for the nine month period in 1994 increased approximately 27%, to Lit. 34,431,000,000 ($22,057,015) compared


          --------------------
               1Lire amounts have been converted to dollar amounts at the rate of 1561 lire to the dollar, the rate prevailing at September 30, 1994.

          to the 1993 period, while gross profit margins improved to 12.2% from slightly over 1.3%. G.B.M.'s unit sales increased approxi-mately 32% in 1994 over the comparable 1993 period.

                    Due to the increase in sales, the Company reduced its third quarter 1994 loss by nearly 75% compared to 1993 (excluding the non-recurring gain in 1993 of Lit. 160,841,000,000 attribut-able to the sale of Maserati to Fiat Auto, S.p.A.), although the improvement in sales was insufficient to enable the Company to operate profitably overall. The Company lost Lit. 2,119,000,000 ($1,357,463), equal to Lit. 1,030 ($.66) per share in the 1994 nine month period, compared to a net loss (excluding the discon-tinued Maserati operations) of Lit. 134,000,000 ($5,210,762) in the 1993 period.

                    Liquidity and Capital Resources
                    -------------------------------

                    Largely as a result of the May 1993 sale of its equity interest in the Maserati subsidiary, the Company has ample liquid assets, and has reduced bank debt by approximately Lit. 11,739- ,000 ($7,520,180) since December 31, 1993. G.B.M. continues to maintain operations by utilizing cash generated from operations, bank financing and credit from suppliers, but because it has not restored profitability, operations will require additional cash to support for future growth and operations.

                                      SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly autho-rized.

                                             DE TOMASO INDUSTRIES, INC.


          Dated:    November 18, 1994        By:  s/ Catherine D. Germano
                                                  ------------------------------
                                                  CATHERINE D. GERMANO
                                                  Treasurer




          Dated:    November 18, 1994        By:  s/ Howard E. Chase
                                                  ------------------------------
                                                  HOWARD E. CHASE, ESQ.
                                                  Secretary