Form 10-Q/A
period 1994-09-30
DETOMASO INDUSTRIES INC
filed 1995-01-10
CIK 28367

FORM 10-Q/A
                           Amendment No. 1

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

  (Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

  For the quarter period ended       September 30, 1994
                              -------------------------------------

                                  OR

  (  )    TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

  For the transition period from            to
                                ------------  --------------------
  Commission File Number                 0-2642
                        -------------------------------------------

                     DE TOMASO INDUSTRIES, INC.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

                          Maryland
             --------------------------------------------
            (State or other jurisdiction of incorporation)

                           52-0466460
             -------------------------------------------
                 (I.R.S. Employer Identification No.)

       P.O. Box 856, 107 Monmouth Street, Red Bank, N.J. 07701
       -------------------------------------------------------
         (Address of principal executive offices - Zip Code)

                           (908) 842-7200
          --------------------------------------------------
         (Registrant's telephone number, including area code)

                              No Change
    --------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  X    No
                                         -----    -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or

  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
  Yes    No
     ---   ---

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

                                     DE TOMASO INDUSTRIES, INC.

  Dated: January 9, 1995     By:  s/ Catherine D. Germano
                                  -------------------------------
                                  CATHERINE D. GERMANO
                                        Treasurer



  Dated: January 9, 1995     By:  s/ Howard E. Chase
                                  --------------------------------
                                  HOWARD E. CHASE
                                        Secretary