Form 10-K/A
period 1993-12-31
DETOMASO INDUSTRIES INC
filed 1995-01-31
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-K/A, AMENDMENT NO. 1

(Mark One)

 X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
- ---
of 1934  [Fee Required]

              For the fiscal year ended    December 31, 1993     or
                                        ------------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
Act of 1934. [No Fee Required]

For the transition period from                        to                     .
                               ----------------------    --------------------

Commission File Number   0-2642
                       ----------

                           DE TOMASO INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                          Maryland                        52-0466460
- ----------------------------------------           -------------------------
(State of other jurisdiction of incorporation or organization)   (I.R.S.
Employer I.D. No.)


             P.O. Box 856
107 Monmouth Street, Red Bank, New Jersey         07701
- ------------------------------------------ ----------------------
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:               (908) 842-7200
                                                    ----------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                    Title of each class              on which registered
                    -------------------              ----------------------

                                      None

             Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $2.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

               Yes:      X                             No:
                    ------------                            ------------


The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of May 13, 1994, the last date on which the stock was priced, was $6,165,419.

The number of shares of common stock, $.10 par value, outstanding as of May 13, 1994 was 2,057,446.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

     As a consequence of the sale of the Company's Maserati subsidiary which is described in greater detail below, Management's discussion of the Company's operations deals with the Company's continuing operations separately from its discussions of Maserati's discontinued operations. See Note C of Notes to Consolidated Financial Statements.

     (a)  1993 Compared to 1992
          ---------------------

The Company's Sale of Maserati Operations

          On May 17, 1993, the Company's 84%-owned subsidiary O.A.M. S.p.A. completed the sale to Fiat Auto S.p.A. of its 51% equity interest in its Maserati S.p.A. subsidiary. Fiat had purchased the other 49% interest in Maserati in 1990, as part of a restructuring of O.A.M.'s manufacturing capacity related to the termination of its earlier assembly agreement with a unit of the Chrysler Corporation and the commencement of a new manufacturing agreement with Fiat.

          Operations at Maserati, and, before its 1990 founding, at O.A.M., had been disappointing for many years. With significant unused manufacturing capacity at the subsidiary's Milan facility, Maserati and its O.A.M. predeces-sor, since 1984, had sought to create and maintain a viable alliance with a larger automobile manufacturer which would enable Maserati to make fuller and more profitable use of its plant and equipment as a means of achieving and maintaining profitability. The underutilization of Maserati's manufacturing capacity, with its resulting high ratio of fixed costs to unit sales, limited that company's ability to achieve additional market share through pricing strategies. Greater utilization, it was hoped, would permit fixed costs to be spread over a much greater volume of vehicles, improving the potential to achieve profitability.

          In 1986, pursuing this goal, O.A.M. entered into a series of relation-ships with Chrysler and certain of its subsidiaries relating to the design, manufacture and assembly of a sports coupe, called the "TC." As part of the agreement, Chrysler acquired a 15.6% equity interest in O.A.M. and an option to purchase from Sig. Alejandro DeTomaso, the Company's Chairman and principal stockholder, all of his common and preferred stock. The option is exercisable at any time in 1996 or 1997 at the then-market price less $1,250,000. Sig. DeTomaso can repurchase the Chrysler option for $5,000,000 plus accumulated interest at 10% from October 1986.

          The TC production arrangement however, largely due to modest customer interest in the car, terminated prematurely in 1988, leaving Maserati's manufac-turing capacity again underutilized and its future in doubt.

          In 1989 and 1990, with O.A.M.'s management continuing to hold the view that a strategic alliance was essential to the economic recovery of Maserati, the subsidiary entered into a series of agreements with Fiat. As a consequence, Maserati was formed as a subsidiary of O.A.M., the operating assets of O.A.M. were transferred to Maserati, and Fiat acquired 49% of the Maserati equity for Lit. 132,670,000,000 ($77,448,920), all of which was contributed to Maserati. Maserati also agreed to assemble a Fiat "Panda" model as a contract manufacturer for Fiat at a stated assembly fee per vehicle. Fiat agreed to purchase up to 30,000 such vehicles per year for three years.

          Shortly thereafter, in mid-1990, the onset of the Gulf war and a worldwide recession produced a major decline in European car sales generally; the luxury segment occupied by Maserati was particularly hard hit. Fiat's Panda sales fell substantially below expectations, reducing the need for the quantity of vehicles the parties had contemplated. Fiat formally terminated the Panda production program in December 1991. Under the terms of the production agree-ment, there were no financial consequences to Fiat stemming from its having terminated the program. At the same time, the Italian economy as a whole was especially hard hit, due in part to a national corruption scandal involving major leaders of government, industry and finance.

          O.A.M.'s management, with the approval of the Company's management, concluded that an upturn in European luxury vehicles sales was unlikely to occur in the foreseeable future. Absent an infusion of substantial additional capital, Maserati's ability to continue operations until the general economy and luxury car sales improved generally was highly unlikely.

          With losses mounting at Maserati, in late 1991, its management attempted to reduce costs by terminating 500 workers, but Milanese labor unions obtained local judicial relief against the terminations. Labor strife plagued Maserati throughout 1992, causing several factory shutdowns, production stoppag-es and shipping delays. Losses were greatly magnified as a consequence. On January 22, 1993, after extended negotiations, Maserati, its labor unions and the Italian government resolved the dispute and related legal proceedings which stemmed from the 1991 terminations. The parties agreed to implement the terminations of Maserati's Milan work force in three stages, concluding on April 1, 1993. On March 31, 1993, operations at Maserati's Lambrate (Milan) facility ceased completely, thereby curtailing the single largest cause of its, and consequently the Company's, operating losses.

          As part of the labor dispute resolution, the Italian government agreed to implement existing relocation and compensation programs for the benefit of the terminated workers;

Maserati agreed to contribute Lit. 3,850,000,000 ($2,247,519) in connection with these government programs.

          By the time Maserati's labor problems finally were resolved, however, the combination of the foregoing factors resulted in substantial operating losses at Maserati which no longer could continue operations without a massive cash infusion sufficient to cover its capital deficiency (as required by Italian law) and to fund projected further operated losses.

          O.A.M. had looked to Fiat for operating capital. Since its initial 1990 investment in Maserati, Fiat had helped to finance the subsidiary's current operations by providing loans aggregating Lit. 61,000,000,000 ($35,610,041) by December 31, 1992. Maserati, as expected, continued to operate at a loss during this period, losing Lit. 88,176,000,000 ($51,474,606), exclusive of a tax credit, in 1992 and another Lit. 22,885,000,000 ($13,359,603) by the time O.A.M.
sold its equity share in Maserati in May 1993. By the end of 1992, Maserati had accumulated a net capital deficiency of Lit. 102,484,000,000 ($59,827,203).

          In connection with his discussions with Fiat regarding debt financing, the Company's chairman had expanded the discussions to include the possible acquisition by Fiat of O.A.M.'s majority interest in Maserati. Sig. De Tomaso was simultaneously dealing with the Milan labor litigation. Almost immediately after the conclusion of the labor negotiations, and with talks with Fiat having reached an advanced stage concerning the acquisition of Maserati, Sig. De Tomaso suffered a major stroke, and the Fiat talks were temporarily suspended.

          O.A.M. management appointed Sig. De Tomaso's son, Sig. Santiago De Tomaso, to conclude the talks with Fiat, and an agreement to sell the Maserati subsidiary resulted on May 17, 1993. The financial terms contained in the final agreement, as executed, were substantially identical to those which had been negotiated between Fiat and the elder Sig. De Tomaso prior to his illness.

          As required by the terms of agreement with O.A.M., Fiat has paid the first two installments on the aggregate Lit. 75,750,000,000 ($44,220,665) purchase price. The first installment was paid by the assignment to O.A.M. of Lit. 23,500,000,000 ($13,718,622) owed to Fiat by American Finance S.p.A., another Italian subsidiary of the Company. On January 1, 1994, Fiat paid O.A.M. the second installment of Lit. 23,750,000,000 ($13,864,565) in cash, forgave an O.A.M. debt of Lit. 1,500,000,000 ($875,657) and paid interest of Lit. 2,805,000,000 ($1,637,478). Fiat will pay its final installment of Lit. 27,000,000,000 ($15,761,821) in cash, without interest, on January 1, 1995. The aggregate purchase price of Lit. 75,750,000,000 includes imputed interest of Lit. 4,826,000,000 ($2,817,280) from the final payment.

          The agreement also contemplates, but does not require, the potential development of a parcel of land in Milan which is owned by the former Maserati subsidiary which Maserati had used to manufacture Maserati and Innocenti automobiles. O.A.M. will be entitled to receive up to a 5.25% equity interest in the development company Fiat will form if certain conditions are met, including the realization by the development company of proceeds upon a sale of the parcel in excess of its approximate Lit. 109,800,000,000 ($64,098,074) Maserati book value. Nothing in the agreement either requires Fiat to sell or otherwise develop the parcel or limits in any way the price at which the parcel could be sold. No assurance can be given that O.A.M. will receive any additional compensation relating to the development of the land and no amounts have been recorded on the financial statements of the Company therefor.

          The sale of Maserati produced a gain of Lit. 183,118,000,000 ($106,899,008) in fiscal l993, net of minority interests, which solely accounted for the Company's 1993 net income of Lit. 153,497,000,000 ($89,607,122).
Maserati operations prior to the Fiat sale produced a net loss of Lit. 22,885,0-00,000 ($13,359,603), compared to the net loss of Lit. 88,176,000,000 ($51,474,-
605) for the fall 1992 fiscal year, exclusive of a tax credit.

          Continuing Operations
          ---------------------

          Results for the 1993 fiscal year from continuing operations primarily are a reflection of the operations of the Company's G.B.M. motorcycle subsid-iary. G.B.M.'s Moto Guzzi unit sales declined 25% in 1993 compared to 1992, largely reflecting a comparable decline in overall motorcycle sales in Italy. Consolidated losses from continuing operations in the 1993 fiscal year increased by 69% to Lit. 6,736,000,000 ($3,932,283) from Lit. 3,967,000,000 ($2,315,820)
in 1992. G.B.M.'s losses for the 1993 fiscal year were approximately Lit. 4,000,000,000 ($2,335,085).

          The decline in inventories and property, plant and equipment is attributable primarily to the sale of Maserati. Interest expense increased by 53.2% in 1993 compared to 1992 due to increased bank advances to finance operating losses. The increase in interest income was related to interest earned on amounts due from Fiat relating to the Maserati sale.

          The Company adopted FASB Statement No. 109 "Accounting For Income Taxes" effective January 1, 1993. The principal effect of FASB Statement No. 109 is that utilization of the net operating loss carry forwards is reflected as a reduction of the tax provision rather than an extraordinary item.

          Liquidity and Capital Resources
          -------------------------------

          Proceeds from the sale of Maserati to Fiat are more than adequate to fund continuing G.B.M. operations. Management, however, is not satisfied with maintaining G.B.M.'s unprofitable operations and has retained a financial advisor to assist in identifying potential strategic investors, potential joint venturers or possible buyers of G.B.M. or of its assets and to provide manage-ment assistance to restore G.B.M. to profitability. Management also continued during 1993 to dispose of other nonperforming or underperforming assets, and to eliminate unprofitable operations. Management will attempt to complete this process in the 1994 fiscal year.

          Subject to the ultimate nature of any strategic transaction with G.B.M., Management does not foresee the need for the Company to make any material capital expenditures in the 1994 fiscal year in support of current operations. Instead, Management is exploring means by which to distribute to shareholders of the Company their proportionate share of the fair value of the Company's assets, and is in the process of identifying and retaining a financial institution which will provide the valuations of those assets.

          At December 31, 1993, the Company's G.B.M. subsidiary was past due in payment of installments on a loan having an unpaid principal balance on such date of Lit. 452,000,000 ($263,865) bearing interest at 8.1%. The loan was repaid in full on October 19, 1994. G.B.M. was also past due at December 31, 1993 in payment of installments on a loan having an unpaid principal balance on
such date of Lit. 4,568,000,000 ($2,666,667) bearing interest at 11.5%.   The
loan was refinanced in full at the end of 1994; the first installment on the loan is payable at the end of January, 1995. The Company's American Finance, S.p.A. subsidiary was past due at December 31, 1993 on a loan having an unpaid principal balance on such date of Lit. 796,000,000 ($464,682) bearing interest at 5.15%, but such loan has not yet been called by the lender. Nevertheless, American Finance plans to retire the loan with internally available funds or proceeds made available to it from other subsidiaries of the Company.

Outlook for the Future
- ----------------------

     In February 1994, the Board of Directors resolved to examine a variety of actions which could be taken to accommodate the strongly expressed sentiments of some of the Company's shareholders that the public shareholders be "cashed out" of their positions at a price reflecting the fair market value of the Company's consolidated assets.

     The Board of Directors has explored transactions with G.B.M. involving possible joint ventures, sale or refinancing of the subsidiary's operations, but has not found any relationship which fully reflects the Company's inherent value. The Board is continuing to explore the sale of MAI, to evaluate and sell the company's Italian real property holdings, generally to wind down the Company's operations and to acquire from Chrysler its equity position in O.A.M., all with the goal of allowing shareholders to realize in cash their proportion-ate share of the Company's value, by such transactions as a liquidation and distribution or by a cash-out merger. In either event, the consent of the shareholders would have been sought to the proposed transaction as required by applicable law.

     The Board of Directors is also proceeding to design a plan to implement the foregoing goal which would not be predicated on a completed liquidation of the Company's assets. If those transactions have not been effected in time for the next annual meeting of shareholders, the Board, at that time, will ask share-holders to ratify the May 17, 1993 sale of Maserati to Fiat and will offer to shareholders who dissent from the ratification vote the opportunity to obtain the fair market value of their shares as of the date prior to the Maserati sale.

     Additionally, the Company will likely offer to purchase the shares of those shareholders who voted to ratify the Maserati sale, at a price reflecting the fair market value of the Company at the time of the offer, as determined by the asset valuation. This Annual Report shall not be construed as such an offer, nor as a solicitation of proxies to ratify the Maserati sale. Any such offer, and any such solicitation, shall only be made by and pursuant to materials complying with applicable federal law.

          1992 Compared with 1991
          -----------------------

          Certain Changes in Balance Sheet Items
          --------------------------------------

          The Company's 58% decrease in cash in 1992 compared with 1991 resulted from the Company's decreasing liquidity and the continued need for cash to provide working capital. Trade receivables decreased 22% in 1992 from 1991 because of the decreasing sales of the Company in 1992. The decreases in trade receivables from related parties and affiliated companies was a result of the discontinuance of the manufacturing of "Pandas" for Fiat. Decreasing inventory in 1992 compared to 1991 resulted from decreased production in response to declining sales and weak demand for the Company's products.

          The decline in interest expense compared to 1991 was due to the repayment of loan principal by OAM, while the decline in interest income was due to the use by the Company of cash to repay debt to G.E.P.I., an agency of the Italian Government.

          Continuing Operations
          ---------------------

          Net sales from continuing operations increased 40.7% in 1992 compared to 1991. Gross profit provisions edged higher as well, from 12.6% in 1991 to 13.2% in 1992, and the loss from continuing operations before extraordinary items declined 59.6%, from Lit. 9,811,000,000 ($5,727,379) to Lit. 3,967,000,000
($2,315,820). The improvement was due principally to increased sales of Guzzi's larger, more expensive motorcycles as a proportion of all units sold.

          As a result of decreased volume, primarily from the discontinued Maserati operations, receivables and inventories decreased 22% and 15%, respec-tively, in 1992 from the prior year. In the fourth quarter of 1992, Management reassessed the levels of inventories remaining and provided additional reserves of Lit. 4,732,000,000 ($2,762,405) for obsolete and excess inventory.

          Offsetting losses from operations, albeit modestly, was a favorable settlement by O.A.M. of a liability to G.E.P.I. The gain realized from this transaction was Lit. 12,041,000,000 ($7,029,189).

          Liquidity and Capital Resources
          -------------------------------

          Continuing losses in 1992 further weakened the Company's operating cash and liquidity position. At December 31, 1992, the Company had a deficiency in working capital of Lit. 70,486,000,000 ($41,147,694), compared to a deficien-cy of Lit. 29,786,000,000 ($17,388,208) at December 31, 1991. As a result of such increased losses, cash used in operating activities increased to Lit. 41,640,000,000 ($24,308,231) in 1992 from Lit 11,279,000,000 ($6,584,355) in
1991.

          Operations at Maserati in 1992 were principally financed by the Lit. 125,000,000,000 ($72,971,395) line of credit provided to Maserati by Fiat in 1992. In 1991, operations were financed primarily by cash generated by opera-tions and short-term bank borrowings.

          G.B.M. continued to operate at a loss in 1992. Weakening demand, increasing Italian interest costs and production delays were the principal causes. Current operations were financed by short-term bank borrowings and permitted overdrafts.

          At December 31, 1992, aggregate borrowings, including advances from banks, long-term debt and advances from Fiat under the new line of credit were Lit. 196,310,000,000 ($114,600,117), compared to Lit. 150,131,000,000 ($87,642,-
148), at December 31, 1991, an increase of 31%.

          Discontinued Operations
          -----------------------

          Continued weak demand for Maserati luxury vehicles, coupled with the suspension of the "Panda" program in December, 1991, generally weak economic conditions lowering demand for luxury vehicles as a group and interruptions of productions and shipment of finished cars and components from the Milan facility as a result of the then unresolved labor dispute combined to reduce net sales from the discontinued Maserati operation to Lit. 103,192,000,000 ($60,240,513) in 1992, from Lit. 171,566,000,000 ($100,155,280) in 1991.

          The loss from discontinued operations in 1992 of Lit. 88,176,000,000 ($51,474,605), excluding the effect of a tax credit, reflects an increase of Lit. 66,983,000,000 ($39,102,743) from the prior year's loss, excluding the effect of a tax credit, of Lit.

21,193,000,000 ($12,371,862). The increase was principally due to the loss of sales revenues described above, compounded by the subsidiary's high fixed costs. The principal reason for the reduced revenue was a significant drop in unit sales of Maserati cars caused by depressed demand in the luxury sector of the automobile market worldwide, which exacerbated the subsidiary's excess manufac-turing capacity problems. The majority of manufacturing overhead is fixed. Consequently, decreases in production volume have a significant negative impact on earnings.

          In 1992, variable costs, which are less significant than fixed costs, diminished as a result of the decreased demand for the Company's products and the general weakening condition of the European economy. As a result of the Company experiencing a decrease in variable costs, and a decrease in volume of the Company's product sold, fixed costs attributable to each unit of production increased. Generally, the Company lost a substantial portion of its economies of scale which were realized only when manufacturing a significantly greater volume of vehicles.

     (b)  Impact of Inflation
          -------------------

          Management does not believe that inflation or price increases charged by Moto Guzzi for its products had a material effect on 1993, 1992 or 1991 net sales, revenues or income. Rather, competition from third parties selling products with better market acceptance is believed to account for lower unit sales in all three years. Management believes that market response to the Company's products is by far the most significant factor impacting sales, revenues and income.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DE TOMASO INDUSTRIES, INC.



Date:  January 30, 1995                By:   s/ Catherine D. Germano
                                          --------------------------------------
                                          Catherine D. Germano, Treasurer


Date:  January 30, 1995                By:   s/ Howard E. Chase
                                          --------------------------------------
                                          Howard E. Chase, Vice President,
                                          Secretary