Form 10-Q/A
period 1994-06-30
DETOMASO INDUSTRIES INC
filed 1995-01-31
CIK 28367

FORM 10-Q/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                      June 30, 1994
                             ---------------------------------------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------
Commission File Number            0-2642
                       ---------------------------------------------------------

                            DE TOMASO INDUSTRIES, INC.
               ---------------------------------------------------
             (Exact Name of registrant as specified in its charter)

         Maryland                                             52-0466460
- ---------------------------                            ------------------------
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification No.)



              P.O. Box 856, 107 Monmouth Street, Red Bank, NJ 07707
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (908) 842-7200
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 No change
         ----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No ___
    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $2.50 par value; 2,057,446.

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

          Operations
          ----------

          Three Months Ended June 30, 1994 and June 30, 1993
          --------------------------------------------------

          Net sales increased approximately 6% to Lit. 13,440,000,000 ($8,522,5-
11)1 in the three month period ended June 30, 1994 compared to the second quarter of 1993. Gross profits increased approximately 184% over the 1993 period, while gross profit margins increased comparably, to 13.6% in the 1994 period, from approximately 5% in the 1993 period.

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

          The Company's other subsidiaries are all operating at or near break-even levels, and generate sufficient revenue to fund their respective opera-tions. None of their operations, however, is material to the results of operations of the Company on a consolidated basis.

          The Company earned Lit. 46,000,000 ($29,169), equal to Lit. 15 ($.01)
per share in the 1994 second fiscal quarter, compared to net income of Lit. 174,480,000,000 ($110,640,450), equal to Lit. 57,067 ($36.19) per share, in the
1993 period. Results for 1993, however, are inclusive of income realized from the sale by the Company of its 51% equity interest in its discontinued Maserati subsidiary. Excluding discontinued operations, the Company's Lit. 46,000,000 net income in the second quarter of 1994 compares to a net loss of Lit. 1,350,0-00,000 ($856,056), equal to Lit. 442 ($.28) per share, sustained in the 1993 period.

          Six months ended June 30, 1994 and June 30, 1993
          ------------------------------------------------

          Net sales for the six month period in 1994 increased over 20%, to Lit. 23,804,000,000 ($15,094,483) compared to the 1993 period, while gross profits increased over 150% to Lit.



- --------------------

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

          The Company lost Lit. 969,000,000 ($614,458), equal to Lit. 471 ($.30)
per share in the 1994 six month period, compared to net income (including discontinued operations) of Lit. 156,287,000,000 ($99,103,994), equal to Lit. 51,117 ($3.28) per share, in the 1993 period. Excluding discontinued opera-tions, the Company lost Lit. 4,554,000,000 ($2,887,762), equal to Lit. 1,489
($.94) per share, in the 1993 period.

          Liquidity and Capital Resources
          -------------------------------

          Largely as a result of the May 1993 sale of its equity interest in the Maserati subsidiary, the Company has ample liquid assets, and has reduced bank debt by approximately Lit. 12,150,000,000 ($7,704,502) since December 31, 1993. G.B.M., while it has been able to maintain operations by utilizing cash generat-ed from operations, bank financing and credit from suppliers, will require additional cash to support increasing sales in the second half of the current year.

          At December 31, 1993, the Company's G.B.M. subsidiary was past due in payment of installments on a loan having an unpaid principal balance on such date of Lit. 452,000,000 ($286,620) bearing interest at 8.1%. The loan was repaid in full on October 19, 1994. G.B.M. was also past due at December 31, 1993 in payment of installments on a loan having an unpaid principal balance on
such date of Lit. 4,568,000,000 ($2,896,639) bearing interest at 11.5%.   The
loan was refinanced in full at the end of 1994; the first installment on the loan is payable at the end of January, 1995. The Company's American Finance, S.p.A. subsidiary was past due at December 31, 1993 on a loan having an unpaid principal balance on such date of Lit. 796,000,000 ($504,756) bearing interest at 5.15%, but such loan has not yet been called by the lender. Nevertheless, American Finance plans to retire the loan with internally available funds or proceeds made available to it from other subsidiaries of the Company.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DE TOMASO INDUSTRIES, INC.



Dated:  January 30, 1995           By:  s/ Howard E. Chase
                                      --------------------------------
                                   Name:  Howard E. Chase
                                   Title: Vice President, Secretary