Form 10-K
period 1994-12-31
DETOMASO INDUSTRIES INC
filed 1995-04-19
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

 X  Annual report pursuant to Section 13 or 15(d) of the Securities
- ---
Exchange Act of 1934  [Fee Required]

           For the fiscal year ended    December 31, 1994     or
                                     ------------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities
- ---
Exchange Act of 1934. [No Fee Required]

For the transition period from                               to                .
                               -----------------------------    ---------------

Commission File Number   0-2642
                       ----------

                         DE TOMASO INDUSTRIES, INC.
                         --------------------------
           (Exact name of registrant as specified in its charter)

                     Maryland
                                                  52-0466460
- --------------------------------------          -----------------
(State of other jurisdiction of            (I.R.S. Employer I.D. No.)
  incorporation or organization)



             P.O. Box 856
107 Monmouth Street, Red Bank, New Jersey                              07701
- ------------------------------------------                            ------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:   (908) 842-7200
                                                    ----------------------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
    Title of each class                                  on which registered
   -------------------                                   ---------------------

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

               Yes:      X                             No:
                    ------------                            ------------



The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of March 22, 1995, was $12,651,310.

The number of shares of common stock, $.10 par value, outstanding as of March 22, 1995 was 2,057,446.

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                   None.
                            Page 1 of 46 Pages
                     Exhibit Index appears at Page 45.

                                   PART I
                                   ------


Item 1.  (a)   Business
- ------         --------

          The Company is engaged primarily in the manufacture and distribution of "Moto Guzzi" brand motorcycles in Italy, Europe and elsewhere in the world. Until May, 1993, the Company, through its Italian subsidiaries, was also engaged in the manufacture and distribution of automobiles for its own account and, for a limited period, for other companies as well. The Company had manufactured and distributed luxury automobiles under the "Maserati" brand name, while until the end of 1992, the Company had also manufactured and distributed economy automobiles under the "Innocenti" brand name. Additionally, from 1989 through mid-1990, the Company manufactured vehicles for Chrysler Corporation, while from mid-1990 until the end of 1991, it built vehicles for Fiat Auto S.p.A.

          In 1993, O.A.M. S.p.A., one of the Company's Italian subsidiaries, disposed of its controlling 51% equity interest in its Maserati S.p.A. manufacturing subsidiary to Fiat, following years of steadily declining Maserati sales and mounting losses, thereby ending the Company's 18-year involvement in automobile manufacturing. Fiat had acquired a 49% interest in the newly-formed Maserati subsidiary in 1990 when O.A.M. transferred the Maserati operating assets to its new subsidiary. See "Management's Discussion and Analysis of Financial
             ---
Condition and Results of Operations -- The Company's Sale of Maserati Operations," below.

          Motorcycle manufacturing and distribution continues through the Company's 89.1%-owned subsidiary, G.B.M. S.p.A., which is the successor to businesses acquired by the Company in 1972. Until 1989, G.B.M. had also manufactured and distributed a line of motorcycles and motor scooters under the "Benelli" brand name. The Benelli division was sold to an entity controlled by Biesse S.p.A. in October 1989, an entity in which G.B.M. retained a minority equity interest until 1990 when it also sold that interest to Biesse S.p.A.

          The Company's wholly-owned subsidiary, Maserati Automobiles, Inc. ("MAI") had been the exclusive importer in the United States of G.B.M. motorcycles until 1990 when it sold its inventory of vehicles and spare parts to an unrelated third party, which then became the exclusive importer. MAI had also been the exclusive importer of Maserati vehicles in the United Sates, but had not imported any new vehicles since 1990. MAI sold its remaining spare parts inventory and suspended operations, in 1994. The subsidiary is in the process of winding up its affairs and selling its real property.

          The Company was incorporated under the laws of the State of Maryland in 1917.

Other Subsidiaries
- ------------------

          The Company owns a controlling interest in a non-operating subsidiary, Nuova Callegari e Ghigi S.p.A. ("Callegari") and has
substantially completed the liquidation of that subsidiary's assets.   The
Company's American Finance, S.p.A. subsidiary owns and operates a 59-room hotel in Modena. The hotel's operations are not material to the Company's consolidated operations.

     (b)  Industry Segment Information.
          ----------------------------

          The Company operates in one industry segment: motorcycle manufacture and sales. For financial data concerning Company operations for the last three fiscal years, which include data attributable to Maserati, see the Financial Statements which accompany this report.

     (c)  Narrative Description of Business.
          ---------------------------------

          G.B.M., the Company's motorcycle manufacturing subsidiary, manufactures a high priced line of motorcycles under the trademark "Moto Guzzi". G.B.M. will continue to sell Benelli finished goods inventory in stock until that inventory has been exhausted; the Company estimates it will complete the liquidation of Benelli inventory by the end of 1995. Moto Guzzi cycles, whose engines vary in size from a displacement of 350cc to 1100cc, vary in price to retail dealers in the Italian market from Lit. 6,450,000 ($3,977*) to Lit. 13,415,000 ($8,271). These price ranges do not take into account the 19% Italian value-added tax paid by Italian retail dealers.

          In 1994, G.B.M. introduced one new model, the 1100 Sport. The 750cc PA was significantly restyled for 1994. All motorcycle manufacturing is conducted at G.B.M.'s Mandello, Italy facility. G.B.M. acquires completed power train components from outside suppliers, and performs finishing work and assembly into motorcycle bodies. G.B.M.'s operations were supervised in 1994 by the independent consulting firm of Temporary Integrated Management, S.r.l. ("TIM"). TIM is a unit of Finprogetti, S.p.A., an Italian corporation. The Company is in advanced negotiations with Finprogetti involving the purchase of TIM and certain other assets for newly issued shares of the Company's common stock. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

          Italian prices for motorcycles traditionally have been higher than export prices. Prices in Italy are customarily reviewed and are increased to cover increases in production costs at periodic intervals. In 1994, Moto Guzzi increased prices of its various models once for its domestic sales and twice for export sales (to reflect weakening in the Italian Lire exchange rate),





- --------------------
     * Italian lire amounts are reported in U.S. dollars based on the conversion rate of 1,622 lire to the dollar prevailing at December 31, 1994.

with such increases aggregating approximately 7% on average within Italy and 4% in respect of export sales. Export sales continued to reflect lower margins than domestic Italian sales.

Distribution
- ------------

          G.B.M. maintains a domestic distribution network of over 200 independent dealers. G.B.M. will continue to sell Benelli mopeds and Benelli motorcycles with engines of 125 cc or less until that inventory is exhausted sometime in 1995.

          In 1994, a single importer-distributor acted as exclusive importer-distributor for Moto Guzzi in each of France, Japan, Sweden, Austria, Switzerland, Australia, the U.K., the United States and in Belgium/Holland. These distributors will continue to handle Moto Guzzi products in 1995.

          In October 1989, G.B.M. formed A + G Motorod GmbH ("A&G"), a German corporation, with Aprilia S.p.A., another Italian manufacturer of motorcycles with small displacement engines. G.B.M. and Aprilia each owned 45% of A&G, having each invested Lit. 200,000,000 ($123,305) as equity; the managing director of A&G owned the remaining 10%. A&G distributes the motorcycles of both G.B.M. and Aprilia in the German market. On January 1, 1995, A&G required a capital infusion in which G.B.M. did not participate. As a result, its ownership interest declined to 25%. In 1996, G.B.M. can choose to continue to distribute products in Germany through A&G or can choose to distribute Moto Guzzi products through others.

          No single Italian dealer accounted for more than 5% of the sales of Moto Guzzi in 1994. The Italian dealers who distribute Moto Guzzi motorcycles generally handle other brands as well.

          Sales in 1994 of Moto Guzzi machines to the Italian and other governments were 17.7% of its total motorcycle sales revenues.

          Italian dealers in 1994 normally paid for motorcycles on the following terms: if payment was received on receipt of a purchase order, a 4% discount was allowed; if payment was received 30 days after receipt of invoice, a 2% discount was allowed; if payment was received 60 days after receipt of invoice, a 1% discount was allowed. Payments made by dealers other than in cash are evidenced by promissory notes which were discounted at then-prevailing bank rates. Motorcycles sold for export are sold with a 3% discount if payment is made with delivery of a purchase order, and otherwise at full invoiced price.

          In 1983, Centro Ricambi S.r.l. was organized as a wholly-owned subsidiary of a predecessor to G.B.M. to facilitate the distribution of spare parts for Guzzi and Benelli motorcycles. Its only business was the purchase from G.B.M. of such spare parts and their resale to Guzzi or Benelli dealers and distributors on substantially the same terms as motorcycles are sold. It will continue to sell Benelli parts until the supply is exhausted.

Backlogs
- --------

          Based on confirmed purchase orders received to date for 1995 delivery, G.B.M.'s entire production capacity for 1995 has been pre-sold, for the first time in that company's history. Backlog of Moto Guzzi for 1995 delivery as at January 1, 1995 was approximately Lit. 54,803,000,000 ($33,787,300) in the aggregate, representing 5,523 units compared to Lit 10,000,000,000 ($6,165,228) in 1994. Additionally, G.B.M. signed an agreement in March 1995 with a foreign purchaser to deliver over five years special-purpose engines based on the Company's motorcycle engine design. Backlogs under this agreement for 1995 delivery aggregate Lit. 2,576,000,000 ($1,588,163).

Competition
- -----------

          The sale of motorcycles is a highly competitive business, with competition typically coming from all powered passenger vehicles, as well as motorcycles. In 1994, G.B.M. sold 4,278 units, of which 4,149 had engine displacements of 350cc or greater, 77 had displacements of less than 350cc, and 52 were Benelli inventory. G.B.M.'s sales of its large motorcycles constituted a 3.2% share of the Italian domestic market for motorcycles with 350cc engines or greater, a 100% market share improvement compared to the prior year. In 1993, G.B.M. sold 3,477 units, of which
3,274 had engines of 350cc or greater.   The market itself continued to
contract significantly in 1994, with new vehicle registrations in Italy declining by 15% compared to 1993. The Italian market remains dominated by large, well-financed Japanese manufacturers. A number of foreign and domestic manufacturers, principally Cagiva, Honda, Yamaha, Kawasaki and Suzuki, sell their products in the Italian market. In 1994, the Italian market shares of the principal competitors of Moto Guzzi, on a unit basis were: Honda - 28.3%; Cagiva and Ducati - 8.9%; Yamaha - 19.2%; Aprilia - 3.5%; Suzuki - 11.7%; Kawasaki - 7.7%; and Harley Davidson 5.2%. From data available in early 1995, the market has begun to rebound, and G.B.M. anticipates that it will maintain its share of this larger market.

          G.B.M. maintains an extremely small share of the worldwide motorcycle market, which is dominated by many of the same Japanese manufacturers that predominate in Italy.

Raw Materials
- -------------

          The source and supply of motorcycle raw materials, including aluminum for power train components, is not a significant issue for G.B.M. There are multiple reliable sources for motorcycle componentry as well as for manufactured engines. The cost of imported raw materials, however, is affected by variations in currency exchange rates. In 1994 the value of the Lire had declined relative to the currency of Italy's primary trading partners. The weakness of the Lire has resulted simultaneously in an increase in the cost of imported raw materials and in an improvement in the price competitiveness of Italian-made finished goods, such as G.B.M.'s motorcycles.

          During 1994, average prices paid for raw materials, and components by G.B.M. increased by approximately 7.82% over 1993 average price levels, approximately half of which was due to the use of higher quality materials and to outsourcing of certain componentry.

          MAI purchased all of its spare parts from O.A.M. in accordance with O.A.M.'s agreement with Fiat until MAI operations were suspended and its spare parts inventory sold in December, 1994.

Research and Development and Continuing Engineering
- ---------------------------------------------------

          G.B.M. is continuously engaged in company-sponsored programs of product improvement and development. Aggregate 1994 research and development expenditures by G.B.M. were Lit. 197,133,421 ($121,537) compared to Lit. 409,159,000 ($252,256) in 1993, and Lit. 219,852,597
($134,544) in 1992.

          In addition, during 1994, on-going programs continued relating to developing more powerful engines with improved performance and durability characteristics, superior braking systems, suspensions, frames, transmissions and other components applicable to two-wheeled vehicles. G.B.M. introduced the 1100cc Sport in 1994 and is planning to introduce in 1995 a 1000cc Custom and either a 1000cc Daytona Sport Racing or an 1100cc fuel injected Sport. The Company does not anticipate that the new models will require a significant capital commitment.

          The other companies do not conduct research and development activities.

Seasonal Nature of Business
- ---------------------------

          There is no significant seasonal variation in the business of the Company or any of its subsidiaries except that traditionally vehicle production ceases during August of each year in Italy.

Working Capital Items
- ---------------------

          The subsidiaries of the Company are not affected by any unusual industry practices relating to returns of merchandise or extended payment, nor are they required to carry unusually significant inventories since their businesses are not seasonal.

Patents and Trademarks
- ----------------------

          Except as described below, the business of G.B.M. is not and has not been in any material respect dependent upon patents, licenses, franchises or concessions. The component parts of motorcycles are manufactured pursuant to well known techniques and include components which are not unique to its products, although some of these components are specially styled and designed. Management believes that the trade names "MOTOBI", "Moto Guzzi", and their related trademarks are well known and highly regarded throughout the world, and appropriate steps have been taken to protect G.B.M's rights in these trade names and trademarks in those countries representing significant markets.

Compliance with Governmental Regulations
- ----------------------------------------

          G.B.M., along with other motorcycle manufacturers, have incurred substantial costs in designing and testing products to comply with safety and emissions requirements. Such standards have added, and will continue to add, substantially to the price of the vehicles while competitive pressures have kept export prices lower than domestic Italian sales prices.


          Having suspended imports of new Maserati vehicles since 1990, and having sold its controlling interest in the Maserati subsidiary in 1993, the Company is no longer subject to the required federal safety equipment and damage susceptibility regulations applicable only to automobiles, such as bumper durability, and front and side impact resistance and passive restraint systems insofar as they relate to newly manufactured post-1990 vehicles. Similarly, the Company also is no longer subject to state or federal automobile fuel economy or emissions regulations with respect to such vehicles.

          All motorcycles produced by the Company and its subsidiaries for sale in the United States are manufactured with the intent to comply with all applicable federal safety standards. The Company's 1994 model year motorcycles complied with EPA emission standards applicable in all 50 states.

Employees and Employee Relations
- --------------------------------

          At December 31, 1994, G.B.M. had 303 employees, compared to 329 at December 31, 1993, of whom approximately 83% were engaged in factory production and the balance in various supervisory, sales, purchasing, administrative, design, engineering and clerical activities. At December 31, 1994, Centro Ricambi had 19 employees, down from 20 employees at December 31, 1993. Approximately 42% of Centro Ricambi's employees are engaged in warehouse and shipping work, with the balance engaged in supervisory, purchasing, administrative and clerical activities. Labor costs increased approximately 0.4% in 1994 at Guzzi and Centro Ricambi and are estimated by Management to increase approximately 6% for 1995.


          In 1994, G.B.M. did not avail itself of the Italian government furlough program. In 1993, workers were furloughed 48,622 production hours and G.B.M. utilized the government furlough program. The cost to the Company was immaterial.

          Two national strikes in 1994 cost G.B.M. 3,217 production hours. G.B.M. was not the subject of any strikes or work stoppages in 1993. In Modena, the local Centro Recambi "company" contract expired on March 31,
1994.   A new contract has not yet been signed.  G.B.M.'s last "company"
contract expired on December 31, 1992 and it also has not yet been renegotiated.

          Under Italian law, persons in a company acquire the right to severance pay based upon salary and years of service. At December 31, 1994, the Company was obligated to pay employees an aggregate of Lit. 7,137,000,000 ($4,400,123), compared to Lit. 7,245,000,000 ($4,466,708) at
December 31, 1993.


     (d)  Financial Information About Foreign and
          Domestic (Italian) Operations and Export Sales
          ----------------------------------------------

          All motorcycle production occurs in Italy and foreign sales are made to distributors located outside Italy. Most foreign sales are made to Western European countries and the U.S. Although in the aggregate such sales are significant, sales to no particular country other than Germany, the United Kingdom, Holland and Argentina are significant. Sales to other continents are more insubstantial. In 1994, the Company had aggregate sales outside of Italy of Lit. 23,172,000,000 ($14,286,067). See Note M of Notes to Consolidated Financial Statements.

          Set forth below are charts illustrating percentage of motorcycle sales revenues attributable to various geographic areas.

Geographic Areas
- ----------------
                                                      Year Ended December 31

        Benelli & Moto Guzzi Motorcycles          1994        1993        1992
        --------------------------------          ----        ----        ----

Italy                                             38%         35%          37%
Europe (other than Italy)                         51%         41%          52%
United States                                      5%          6%           6%
Elsewhere                                          6%         18%           5%

          All of MAI's activities, before it suspended operations, occurred in the United States, Puerto Rico and Canada.


Item 2.   Properties
- ------    ----------

          The following facilities were, and unless so indicated, are presently, leased or owned by the Company in the active conduct of its business:

          (a) 1,460 square feet of office space at 107 Monmouth Street, Red Bank, New Jersey 07701, in which are located the United States administrative offices of the Company, and which is occupied under a month-to-month lease, at a monthly rental of $970. This space is regarded as adequate for the present and foreseeable needs of the Company in the United States.

          (b) Factory and office facilities owned in fee and located in Mandello del Lario, Italy in a group of one, two and three story buildings aggregating 54,550 square meters, which is the facility of the Guzzi division of G.B.M. This facility will operate in 1995 at approximately 50% of production capacity calculated as a percentage of available space, compared to a utilization rate of 30% in 1994.

          (c) One single-story 2,800 square meter concrete building located in Modena, Italy and completed in late 1983, with an 8 meter ceiling, rented on a month-to-month basis by Centro Ricambi from DeTomaso-Modena, an affiliate of Mr. DeTomaso, at a monthly rental of Lit. 9,000,000 ($5,549) since January 1, 1984. This facility has been fully utilized as a spare parts distribution facility for Guzzi and Benelli.

          (d) Additional executive offices and sales facilities located in Hotel Canalgrande in Modena, Italy comprising approximately 500 square feet of office space for which no rent is paid, and 5,000 square feet of exhibition and dining space made available at prevailing commercial rates when required. The hotel was erected in the fifteenth century, rebuilt in the eighteenth century and renovated in 1970. The corporation which owns the hotel is Mr. DeTomaso's affiliate, in which G.B.M. owns a 2.17% minority interest.

          (e) Office, retail showroom, service and warehouse space at 1501 Caton Avenue, Baltimore, Maryland, situated on a 2.9 acre tract in a steel and masonry building of approximately 25,000 square feet, owned by MAI.
The facility operated at approximately 40% of capacity in 1994.

          (f)  A 24,000 square foot steel and masonry warehouse located on
1.4 acres at 1221 Bernard Drive, Baltimore, Maryland owned by MAI. The warehouse is nine years old and has been utilized by MAI for new vehicle storage and preparation. Since new Maserati models have not been imported since 1990, the facility is essentially unutilized.

          (g) A combined commercial and residential building in Rome owned by O.A.M. The two-story building occupies approximately 1100 square meters. The commercial portion (the basement, ground floor and access ramp) is rented to a Guzzi dealership pursuant to a long-term lease. The first floor is rented for residential purposes, and contains approximately 152 square meters of space.

          (h) A 59 room, 2500 square meter hotel, owned by the Company's American Finance, S.p.A. subsidiary. The Hotel Roma in Modena, Italy, facility was built in the 19th Century in the town's historic centre.


Item 3.   Legal Proceedings
- ------    -----------------

          A shareholder has commenced a litigation in federal court seeking to compel the Board of Directors to hold a shareholders meeting relating to the 1993 sale of Maserati to Fiat. While the Company believes the action is without merit, it is, in any event, currently in the process of scheduling a shareholders meeting. See "Submission of Matters to a Vote of Security Holders," below.


Item 4.   Submission of Matters to
- ------
          a Vote of Security Holders
          --------------------------

          On May 19, 1993, O.A.M. sold its remaining equity interest in its Maserati subsidiary to Fiat Auto S.p.A. As a result of the Maserati sale, the Company's principal operating subsidiary was G.B.M. The Company's Board of Directors resolved to convene a shareholders meeting to ratify the sale of Maserati and to discuss the future of G.B.M. In anticipation of such a meeting, the Company commissioned the preparation of an evaluation of the Company as of the day preceding the Maserati sale and as of a current date.

          Just prior to the presentation of the evaluation report, the Company received an offer from the Italian investment firm of Finprogetti S.p.A. under which the Company would acquire certain subsidiaries of Finprogetti in exchange for newly issued shares of the Company's common stock, and Finprogetti would make or cause others to make additional capital investments with the Company. Negotiations relating to this transaction are at an advanced stage, and are expected to be completed, and a final
agreement executed shortly.   The planned shareholders meeting has been
postponed as a result of these developments, and is now planned for July 1995, by which time the agreement with Finprogetti should have been executed. In connection with the Finprogetti transaction, the Board of Directors expects to institute a repurchase policy under which shareholders will have an opportunity to realize fair value for most of their shares. Details of the transaction and of the policy will be provided in forthcoming proxy materials.

                                  PART II

Item 5.   Market for Registrant's Common Equity
- ------
          and Related Stockholder Matters
          ---------------------------------------

          As of March 31, 1995, there were 1,393 holders of record of Registrant's common stock.

          The Company's common stock traded on the non-NASD over-the-counter market, commonly called the "pink sheets," in 1993 and until September 23, 1994. Since September 26, 1994 the common stock has traded on the NASDAQ small-capitalization market system. The reported prices represent inter-dealer prices, which do not include retail mark-ups, mark-downs or any commission to the broker-dealer, and may not necessarily represent actual transactions.

                                                     Bid Prices
1993                                          High Bid       Low Bid
- ----                                        -------------  ------------

1st Quarter                                   3 1/2          3 1/2
2nd Quarter                                   4 1/2          4
3rd Quarter                                    -              -
4th Quarter                                   2              2

1994
- ----

lst Quarter                                   3              2 1/2
2nd Quarter                                   5 1/2          2 1/2
3rd Quarter through September 23              5 1/2          4
September 26 through September 30             5              4 1/2
4th Quarter                                   9 1/4          4 1/4

1995
- ----

lst Quarter through March 22                  9 1/2          7 3/4


          No dividends were declared or paid during 1992, 1993 or 1994. Registrant does not believe that its capital needs will permit the payment of a dividend in the foreseeable future.

Item 6.         Selected Financial Data.
- ------          -----------------------

                        Year Ended
                        December                                      Year Ended December 31,
                        31, 19941         1994               1993               1992               1991              1990
                       ----------     ---------------------------------------------------------------------------------------
                                           (Expressed in Millions of Italian Lire - Except for per Share Amounts)
Net Sales                $32,055      Lit. 51,994       Lit.  41,919         Lit. 45,346       Lit. 32,219    Lit.  48,676
Loss From Continuing
Operations Before
Extraordinary Items       (2,021)          (3,227)            (6,736)            (3,967)            (9,811)         (8,815)

Net Income (Loss)         (2,021)          (3,277)           153,497            (75,984)           (17,320)         43,3962
Loss From Continuing
Operations Per Share
Before Extraordinary
Items                      (0.98)          (1,593)            (2,203)            (1,928)            (4,769)         (2,883)

Net Income (Loss)
Per Share                  (0.98)          (1,593)            50,204            (36,931)            (8,418)         14,194

Total Assets              73,156           118,661           127,556            223,295            264,724         367,726

Long-Term Debt             3,085             5,004             5,738             71,9493            32,056          64,169
Cash Dividend
Paid Per Common
Share                                      Dividends have not been paid in the past.


1 The above information for the year ended December 31, 1994, expressed in millions of Italian Lire, has been translated into U.S. Dollar equivalents in thousands of dollars (except for per share amounts), at the rate of exchange prevailing at December 31, 1994. The prevailing exchange rates as at the end of the five most recently completed fiscal years is as follows:

              1622 Lire per U.S. Dollar at December 31, 1994 1713 Lire per U.S. Dollar at December 31, 1993 1478 Lire per U.S. Dollar at December 31, 1992 1147 Lire per U.S. Dollar at December 31, 1991 1127 Lire per U.S. Dollar at December 31, 1990

     The high, low and average conversion rates for the years 1990-1994 are as follows:
                               High           Low           Average
                               ----           ---           -------
               1994           1,689          1,539          1,612
               1993           1,713          1,478          1,574
               1992           1,475          1,066          1,243
               1991           1,364          1,089          1,241
               1990           1,300          1,109          1,138

   2 Includes a gain of Lit. 105,622,000,000 resulting from the sale of 49% of Maserati, S.p.A. and 51% of Innocenti Milano, S.p.A. to Fiat.

   3 Long-Term Debt includes Advances from Affiliates of Lit.
     61,000,000,000.

Item 7.   Management's Discussion and Analysis of
- ------
          Financial Condition and Results of Operations
          ---------------------------------------------

          As a consequence of the sale of the Company's Maserati subsidiary in May, 1993, which is described in greater detail below, Management's discussion of the Company's operations in 1993 and 1992 deals only with the Company's continuing operations in those years since inclusion of the Company's discontinued Maserati operations would render the discussion not comparable. See Note C of Notes to Consolidated Financial Statements.

     Results of Operations
     ---------------------

          1994 Compared to 1993
          ---------------------

          The Company's operations improved markedly in 1994 compared to 1993 as a result of production and management changes made during the year
at G.B.M.   Unit sales of G.B.M. increased by 28%, to 4,880 motorcycles.
Net sales increased by 24%, to Lit. 51,994,000,000 ($32,055,000).  The increase in unit sales, moreover, was achieved despite an overall contraction in the Italian motorcycle market.

          Despite the growth in sales, gross profits declined approximately 2% and gross profit margins declined approximately 3% from 1993. Gross profit margins in 1993 were favorably impacted by a reduction in cost of goods sold resulting from a change in that year's estimate of obsolescence reserves. Excluding the effect of that reduction, GBM achieved a small increase in gross profit margins in 1994 from its sale of motorcycles.

          A 13% decline in sales, general and administrative expenses due to operating efficiencies, and a 52% decline in interest expenses due to retirement of debt more than offset reduced margins and, as a result, the Company's loss from continuing operations before minority interests dropped by nearly 64% to Lit. 2,467,000,000 ($1,520,962) in 1994 from Lit.
6,736,000,000 ($4,152,898) in 1993.


          1993 Compared to 1992
          ---------------------

          Results for the 1993 fiscal year from continuing operations primarily reflect the operations of the Company's G.B.M. motorcycle subsidiary. G.B.M.'s Moto Guzzi unit sales declined 25% in 1993 compared to 1992, largely reflecting a comparable decline in overall motorcycle sales in Italy. Consolidated losses from continuing operations in the 1993 fiscal year increased by 69% to Lit. 6,736,000,000 ($4,152,898) from Lit. 3,967,000,000 ($2,445,746) in 1992. G.B.M.'s losses for the 1993 fiscal year were approximately Lit. 4,000,000,000 ($2,466,091).

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

          Operations at Maserati, and, before its 1990 founding, at O.A.M., had been disappointing for many years. With significant unused manufacturing capacity at the subsidiary's Milan facility, Maserati and its O.A.M. predecessor, since 1984, had sought to create and maintain a viable alliance with a larger automobile manufacturer which would enable Maserati to make fuller and more profitable use of its plant and equipment as a means of achieving and maintaining profitability. The underutilization of Maserati's manufacturing capacity, with its resulting high ratio of fixed costs to unit sales, limited that company's ability to achieve additional market share through pricing strategies. Greater utilization, it was hoped, would permit fixed costs to be spread over a much greater volume of vehicles, improving the potential to achieve profitability.

          In 1986, pursuing this goal, O.A.M. entered into a series of relationships with Chrysler and certain of its subsidiaries relating to the design, manufacture and assembly of a sports coupe, called the "TC." As part of the agreement, Chrysler acquired a 15.6% equity interest in O.A.M. and an option to purchase from Sig. Alejandro DeTomaso, the Company's Chairman and principal stockholder, all of his common and preferred stock. The option is exercisable at any time in 1996 or 1997 at the then-market price less $1,250,000. Sig. DeTomaso can repurchase the Chrysler option for $5,000,000 plus accumulated interest at 10% from October 1986.

          The TC production arrangement however, largely due to modest customer interest in the car, terminated prematurely in 1988, leaving Maserati's manufacturing capacity again underutilized and its future in doubt.

          In 1989 and 1990, with O.A.M.'s management continuing to hold the view that a strategic alliance was essential to the economic recovery of Maserati, the subsidiary entered into a series of agreements with Fiat. As a consequence, Maserati was formed as a subsidiary of O.A.M., the operating assets of O.A.M. were transferred to Maserati, and Fiat acquired 49% of the Maserati equity for Lit. 132,670,000,000 ($81,794,081), all of which was contributed to Maserati. Maserati also agreed to assemble a Fiat "Panda" model as a contract manufacturer for Fiat at a stated assembly fee per vehicle. Fiat agreed to purchase up to 30,000 such vehicles per year for three years.

          Shortly thereafter, in mid-1990, the onset of the Gulf war and a worldwide recession produced a major decline in European car sales generally; the luxury segment occupied by Maserati was particularly hard hit. Fiat's Panda sales fell substantially below expectations, reducing the need for the quantity of vehicles the parties had contemplated. Fiat formally terminated the Panda production program in December 1991. Under the terms of the production agreement, there were no financial consequences to Fiat stemming from its having terminated the program. At the same time, the Italian economy as a whole was especially hard hit, due in part to a national corruption scandal involving major leaders of government, industry and finance.

          O.A.M.'s management, with the approval of the Company's management, concluded that an upturn in European luxury vehicles sales was unlikely to occur in the foreseeable future. Absent an infusion of substantial additional capital, Maserati's ability to continue operations until the general economy and luxury car sales improved generally was highly unlikely.

          With losses mounting at Maserati, in late 1991, its management attempted to reduce costs by terminating 500 workers, but Milanese labor unions obtained local judicial relief against the terminations. Labor strife plagued Maserati throughout 1992, causing several factory shutdowns, production stoppages and shipping delays. Losses were greatly magnified as a consequence. On January 22, 1993, after extended negotiations, Maserati, its labor unions and the Italian government resolved the dispute and related legal proceedings which stemmed from the 1991 terminations. The parties agreed to implement the terminations of Maserati's Milan work force in three stages, concluding on April 1, 1993. On March 31, 1993, operations at Maserati's Lambrate (Milan) facility ceased completely, thereby curtailing the single largest cause of its, and consequently the Company's, operating losses.

          As part of the labor dispute resolution, the Italian government agreed to implement existing relocation and compensation programs for the benefit of the terminated workers; Maserati agreed to contribute Lit. 3,850,000,000 ($2,373,613) in connection with these government programs.

          By the time Maserati's labor problems finally were resolved, however, the combination of the foregoing factors resulted in substantial operating losses at Maserati which no longer could continue operations without a massive cash infusion sufficient to cover its capital deficiency (as required by Italian law) and to fund projected further operated losses.

          O.A.M. had looked to Fiat for operating capital. Since its initial 1990 investment in Maserati, Fiat had helped to finance the subsidiary's current operations by providing loans aggregating Lit. 61,000,000,000 ($37,607,891) by December 31, 1992. Maserati, as expected, continued to operate at a loss during this period, losing Lit. 88,176,000,000 ($54,362,515), exclusive of a tax credit, in 1992 and another Lit. 22,885,000,000 ($14,109,125) by the time O.A.M. sold its equity share in Maserati in May 1993. By the end of 1992, Maserati had accumulated a net capital deficiency of Lit. 102,484,000,000 ($63,183,724).

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

          As required by the terms of agreement with O.A.M., Fiat paid the three installments on the aggregate Lit. 75,750,000,000 ($46,701,603) purchase price. The first installment was paid by the assignment to O.A.M. of Lit. 23,500,000,000 ($14,488,286) owed to Fiat by American Finance S.p.A., another Italian subsidiary of the Company. On January 1, 1994, Fiat paid O.A.M. the second installment of Lit. 23,750,000,000 ($14,642,417) in cash, forgave an O.A.M. debt of Lit. 1,500,000,000
($924,784) and paid interest of Lit. 2,805,000,000 ($1,729,346).  Fiat paid the final installment of Lit. 27,000,000,000 ($16,646,116) in cash, without interest, on January 1, 1995. The aggregate purchase price of Lit. 75,750,000,000 includes imputed interest of Lit. 4,826,000,000 ($2,975,339)
from the final payment.

          The agreement also contemplates, but does not require, the potential development of a parcel of land in Milan which is owned by Fiat's Maserati subsidiary which Maserati had used to manufacture Maserati and Innocenti automobiles. O.A.M. will be entitled to receive up to a 5.25% equity interest in the development company Fiat will form if certain conditions are met, including the realization by the development company of proceeds upon a sale of the parcel in excess of its approximate Lit. 109,800,000,000 ($67,694,205) Maserati book value. Nothing in the agreement either requires Fiat to sell or otherwise develop the parcel or limits in any way the price at which the parcel could be sold. No assurance can be given that O.A.M. will receive any additional compensation relating to the development of the land and no amounts have been recorded on the financial statements of the Company therefor.

          The sale of Maserati produced a gain of Lit. 183,118,000,000 ($112,896,424) in fiscal 1993, net of minority interests, which solely accounted for the Company's 1993 net income of Lit. 153,497,000,000 ($94,634,402). Maserati operations prior to the Fiat sale produced a net loss in 1993 of Lit. 22,885,000,000 ($14,109,125), compared to the net loss of Lit. 88,176,000,000 ($54,362,515) for the 1992 fiscal year, exclusive of a tax credit.

          Liquidity and Capital Resources
          -------------------------------

           Management anticipates that projected increases in production and sales at G.B.M. will require approximately $2,500,000 in additional capital to support operations. Management expects to fund such capital requirements from available cash at its other subsidiaries.

          At December 31, 1994, the Company had working capital of Lit. 40,819,000,000 ($25,165,844). Additionally, the Company has Lit.
14,759,000,000 ($9,099,260) of investments in long term bonds of which all but Lit. 5,000,000 ($3,082,614) can be readily sold in established markets if necessary.

          In addition to certain trade facilities available to finance import/expert trade, the Company has various line of credit arrangements with a number of Italian banks under which they may borrow up to Lit. 23,934,000,000 ($14,755,856) of which Lit. 8,150,000,000 ($5,024,661) was unused at December 31, 1994.

          G.B.M. was past due at December 31, 1994 in payment of installments on a loan having an unpaid principal balance on such date of Lit. 4,151,000,000 ($2,559,186) and bearing interest at 11.5%. The Company and the lender are in an advanced stage of discussions for the full refinancing of the loan, which is expected to be completed within a matter of weeks. The lender has informally agreed to forebear from taking any
action with respect to the default in the interim.   The Company's American
Finance, S.p.A. subsidiary was past due at December 31, 1993 on a loan having an unpaid principal balance on such date of Lit. 796,000,000 ($490,752) bearing interest at 5.15%; such loan was repaid in full in March, 1995 from funds made available from another subsidiary of the Company.

     Transaction with Finprogetti
     ----------------------------

     In February 1994, the Board of Directors resolved to examine a variety of actions which could be taken to accommodate the strongly expressed sentiments of some of the Company's shareholders that the public shareholders be "cashed out" of their equity positions at a price reflecting the fair market value of the Company's consolidated assets. To that end, the Board of Directors undertook a number of actions:

     The Board of Directors explored transactions with G.B.M., involving possible joint ventures, sale or the refinancing of that subsidiary's
operations.   Efforts to identify a relationship which would fully reflect the Company's inherent value, were unsuccessful. Finprogetti, S.p.A. was then retained to provide temporary management for G.B.M. The spare parts inventory of MAI was sold at the end of 1994 and liquidation of its remaining assets is in progress. The Board also retained a major international firm of evaluators to determine the value of the Company prior to the Maserati sale and on a current basis. Contemporaneously with the presentation by the evaluators of their report to the Board of Directors, Finprogetti, S.p.A. presented an offer to the Board in which the Company would effectively acquire the Italian real estate assets of Finprogetti (estimated to have a value of Lit. 35,000,000,000), and its TIM unit in exchange for newly issued shares of the Company's common stock at the price of Lit. 20,106.73 per share. Finprogetti would also invest, or cause others to invest, an additional Lit. 15,000,000,000 in newly issued common stock at such price. The Company has reached an agreement-in-principle with Finprogetti consistent with its offer; the parties are nearing completion of a formal agreement and are engaged in mutual due diligence efforts.

     Assuming the consummation of the transaction with Finprogetti, the Company plans to continue to build on the growth at G.B.M., to complete the winding up of the Company's non-performing Italian assets, and to seek new opportunities in which the "turn around" management skills of TIM can be employed profitably for the Company's benefit through its management of other troubled companies and through the investment opportunities such companies may present.

     Expecting that a definitive agreement with Finprogetti will have been reached and executed by that time, the Board, at the next annual meeting of shareholders, currently planned for July, 1995, will ask shareholders to ratify the May 17, 1993 sale of Maserati to Fiat and will offer to shareholders who dissent from the ratification vote the opportunity to obtain the fair market value of their shares as of the date immediately prior to the Maserati sale. The Company's Board of Directors, including Sig. Alejandro DeTomaso, the controlling shareholder of the Company, ratified O.A.M.'s sale in 1993.

     Additionally, the Company, subject to completing the Finprogetti transaction plans to offer to purchase up to 80% of the shares of those shareholders who vote to ratify the Maserati sale, at the same Lit. 20,106.73 price to be paid by Finprogetti and as determined by the asset
valuation.   This Annual Report shall not be construed as such an offer, nor as a solicitation of
proxies to ratify the Maserati sale. Any such offer, and any such solicitation, shall only be made by and pursuant to materials complying with applicable federal law.

          Impact of Inflation
          -------------------

          Management does not believe that inflation or price increases charged by Moto Guzzi for its products had a material effect on 1994, 1993 or 1992 net sales, revenues or income. Rather, competition from third parties selling products with better market acceptance is believed to account for lower unit sales in all three years. Management believes that market response to the Company's products is by far the most significant factor impacting sales, revenues and income. Currency exchange rates have a measurable effect on the prices paid by G.B.M. for imported raw materials, and on the prices charged for its finished goods. In recent years, the Italian lire has declined in value relative to the currencies of its trading partners. While this has increased the effective cost of raw materials to G.B.M., which G.B.M. has passed through in the price of its motorcycles, it has lowered the effective cost of those goods to purchasers in foreign markets.

ICW
            Annual Report on Form 10-K

       Item 8, Item 14(a)(1) and (2) and Item 14(d)

List of Financial Statements and Financial Statement Schedule

  Financial Statements, Financial Statement Schedules and
                Supplementary Data

             Year Ended December 31, 1994

             De Tomaso Industries, Inc.

             Red Bank, New Jersey

                Form 10-K--Item 14(a)(1) and (2)

             De Tomaso Industries, Inc. and Subsidiaries

      List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of De Tomaso Industries, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets--December 31, 1994 and 1993 ....................F- 2

Consolidated Statements of Operations--Years Ended
December 31, 1994, 1993 and 1992 ...........................................F- 4

Consolidated Statements of Shareholders' Equity--Years
Ended December 31, 1994, 1993 and 1992 .....................................F- 5

Consolidated Statements of Cash Flows--Years Ended
December 31, 1994, 1993 and 1992 ...........................................F- 6

Notes to Consolidated Financial Statements--
 December 31, 1994 .........................................................F- 7

The following consolidated financial statement schedule of De Tomaso Industries, Inc. and subsidiaries is included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts .............................F-19

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  Report of Independent Auditors

  Shareholders and Board of Directors
  De Tomaso Industries, Inc.

  We have audited the consolidated balance sheets of De Tomaso Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994, all expressed in Italian lire. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of De Tomaso Industries, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As explained in Note B, the Company has concluded that its primary financial statements should be shown in Italian lire. The accompanying financial statements, expressed in U.S. dollar equivalents, have been prepared for the convenience of the readers of the financial statements, and have been translated at the rate of exchange prevailing at December 31, 1994. We have reviewed this translation, and in our opinion, the 1994 financial statements expressed in Italian lire have been translated into U.S. dollars on the basis described in Note B to the financial statements.

                                           ERNST & YOUNG LLP
  March 31, 1995

                             F-1
                             23

             De Tomaso Industries, Inc. and Subsidiaries

                  Consolidated Balance Sheets

                                                  December                 December 31,
                                                   31, 1994           1994             1993
                                                ----------------------------------------------
                                                (In Thousands             (In Millions of
                                                 of Dollars)               Italian Lire)
Assets
Current assets:
Cash and cash equivalents                         $ 3,259       Lit  5,286       Lit  2,662
Marketable securities                               3,083            5,000            4,901
Receivables:
Trade, less allowances of $352 (Lit571 in
1994 and Lit588 in 1993)                            8,888           14,416           13,296
Receivables from a related party and
affiliated companies                                  938            1,521            2,424
Installment receivable from
sale of subsidiary                                 16,646           27,000           25,250
Other, principally value added and other
taxes due from the Italian Government               9,627           15,614           15,288
Inventories:
Raw materials, spare parts and
work-in-process                                    10,856           17,609           18,329
Finished products                                   1,581            2,565            3,023
                                                ----------------------------------------------
                                                   12,437           20,174           21,352
Prepaid expenses                                      815            1,322              776
                                                ----------------------------------------------
Total current assets                               55,693           90,333           85,949

Property, Plant and Equipment, substantially
pledged:
   Land                                               692            1,123            1,149
   Buildings                                        6,379           10,346           10,500
   Machinery and equipment                         18,366           29,790           29,621
                                                ----------------------------------------------
                                                   25,437           41,259           41,270
    Less allowances for depreciation              (17,451)         (28,305)         (27,351)
                                                ----------------------------------------------
                                                    7,986           12,954           13,919

Investments                                         9,099           14,759              291
Investments in unconsolidated companies               160              259              305
Other assets                                          218              356           27,092
                                                ----------------------------------------------
                                                  $73,156       Lit118,661       Lit127,556
                                                ==============================================

                           F-2
                           24

             De Tomaso Industries, Inc. and Subsidiaries
             Consolidated Balance Sheets (continued)

                                                     December              December 31,
                                                      31, 1994        1994             1993
                                                -------------------------------------------
                                                   (In Thousands          (In Millions of
                                                   of Dollars)            Italian Lire )
Liabilities and Shareholders' Equity
Current liabilities:
Advances from banks                                $ 9,731       Lit 15,784      Lit 22,995
Accounts payable                                     7,915           12,838           9,441
Accrued expenses                                     9,356           15,176          16,403
Payables to affiliates and related parties              22               35             213
Current portion of long-term debt                    3,502            5,681           6,601
                                                ----------------------------------------------
Total current liabilities                           30,526           49,514          55,653

Long-term debt, less current portion                 3,085            5,004           5,738
Deferred severance pay                               4,400            7,137           7,245
Minority interest                                    8,538           13,849          13,039

Shareholders' equity:
 Voting preferred stock, convertible share
 for share into common stock par value,
 $2.50 per share:
 Authorized 2,000,000 shares; 1,000,000
       shares issued and outstanding                   896            1,453           1,453
 Common stock, par value $2.50 per share:
 Authorized 10,000,000 shares; 2,057,446
 shares issued and outstanding                       1,842            2,988           2,988
 Additional paid-in capital                         29,311           47,543          47,543
 Deficit                                            (5,515)          (8,946)         (5,669)
 Equity adjustment from translation                     73              119            (434)
                                                ----------------------------------------------
                                                    26,607           43,157          45,881
                                                ----------------------------------------------
                                                   $73,156       Lit118,661      Lit127,556
                                                ==============================================

See notes to consolidated financial statements.

                           F-3
                           25

              De Tomaso Industries, Inc. and Subsidiaries
              Consolidated Statements of Operations

                                               Year ended
                                                December                               Year ended December 31
                                                31, 1994                1994                    1993                1992
                                             ------------------------------------------------------------------------------
                                              (In Thousands of                      (In Millions of Italian Lire
                                              Dollars Except Per                    Except Per Share Amounts)
                                              Share Amounts)
Net sales                                       $ 32,055            Lit  51,994          Lit  41,919           Lit 45,346
Cost of products sold                             28,518                 46,256               36,060               39,361
                                             ------------------------------------------------------------------------------
                                                   3,537                  5,738                5,859                5,985
Selling, general and
administrative expenses                            6,670                 10,818               12,439               11,156
                                             ------------------------------------------------------------------------------
                                                  (3,133)                (5,080)              (6,580)              (5,171)
Interest expense                                  (2,388)                (3,874)              (8,033)              (5,242)
Interest income
                                                   3,413                  5,536                6,772                4,176
Other income                                         610                    990                1,117                2,316
                                             ------------------------------------------------------------------------------
Loss from continuing
operations before
income taxes, minority interest
and extraordinary item                            (1,498)                (2,428)              (6,724)              (3,921)
Income taxes                                          24                     39                   12                   46
                                             ------------------------------------------------------------------------------
Loss from continuing operations
before minority interest and
extraordinary item                                (1,522)                (2,467)              (6,736)              (3,967)
Minority interest                                    499                    810                    -                    -
                                             ------------------------------------------------------------------------------
Loss from continuing operations
before extraordinary item                         (2,021)                (3,277)              (6,736)              (3,967)
Discontinued operations:
   Loss from operations (net of
     income tax benefits of
     Lit4, 118 in 1992)                                                                      (22,885)             (84,058)
   Gain on disposal (net of
     minority interest of
     Lit 13,049)                                                                             183,118                    -
                                             ------------------------------------------------------------------------------
Income (loss) from discontinued
operations                                             -                      -              160,233              (84,058)
Extraordinary item:
Gain on early extinguishment of
debt                                                   -                      -                    -               12,041
                                             ------------------------------------------------------------------------------
Net income (loss)                               $ (2,021)           Lit (3,277)           Lit153,497          Lit (75,984)
                                             ==============================================================================
Loss from continuing operations
  per share before
  extraordinary item                             $ (0.98)           Lit (1,593)           Lit (2,203)         Lit  (1,928)
Discontinued operations                          $  -                        -            Lit 52,407          Lit (40,855)
Extraordinary item                                  _                        -                     -          Lit   5,852
                                             ------------------------------------------------------------------------------
Net income (loss) per share                      $ (0.98)           Lit (1,593)           Lit 50,204          Lit (36,931)
                                             ==============================================================================

Average number of common shares
 and dilutive common equivalent
 shares outstanding during the
 year                                          2,057,446             2,057,446             3,057,446            2,057,446
                                             ==============================================================================

See notes to consolidated financial statements.

                           F-4
                           26

                          De Tomaso Industries, Inc. and Subsidiaries
                          Consolidated Statements of Shareholders' Equity

                                                                                                       Equity
                                  Voting                            Additional         Retained        Adjustment
                                  Preferred         Common          Paid-In            Earnings        from
                                  Stock             Stock           Capital            (Deficit)       Translation          Total
                                 ------------------------------------------------------------------------------------------------
                                                                    (In Thousands of Dollars)
 Balance at January 1, 1994         $ 896            $1,842         $29,311           $ (3,494)          $ (268)         $28,287
 Net loss for the year                                                                  (2,021)                           (2,021)
 Translation adjustment                                                                                     341              341
                                 ------------------------------------------------------------------------------------------------
 Balance at December 31, 1994       $ 896            $1,842         $29,311           $ (5,515)          $   73          $26,607
                                 ================================================================================================

                                                                    (In Millions of Italian Lire)

Balance at January 1, 1992       Lit1,453         Lit 2,988       Lit47,543        Lit (83,182)       Lit 2,601      Lit (28,597)
Net loss for the year                                                                  (75,984)                          (75,984)
Translation adjustment                                                                                   (1,906)          (1,906)
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1992        1,453             2,988          47,543           (159,166)             695         (106,487)
Net income for the year                                                                153,497                           153,497
Translation adjustment                                                                                   (1,129)          (1,129)
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1993        1,453             2,988          47,543             (5,669)            (434)          45,881
Net loss for the year                                                                   (3,277)                           (3,277)
Translation adjustment                                                                                      553              553
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1994     Lit1,453         Lit 2,988       Lit47,543        Lit  (8,946)       Lit   119      Lit  43,157
                                 ================================================================================================

See notes to consolidated financial statements.
                                        F-5
                                        27

                   De Tomaso Industries, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                            Year ended
                                                            December                   Year ended December 31
                                                              31, 1994             1994              1993             1992
                                                           --------------------------------------------------------------------
                                                           (In Thousands               (In Millions of Italian Lire)
                                                            of Dollars)
Operating activities
Net income (loss)                                           $ (2,021)          Lit (3,277)        Lit 153,497     Lit(75,984)
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation of property, plant and equipment                  1,176                1,907               5,886         12,220
Gain on sales of operating assets                             (1,752)              (2,841)                  -          1,302
Gain on early extinguishment of debt                              ~ -                    -                   -        (12,041)
Minority interests in net income                                 499                  810              13,039              -
Gain on sale of stock of subsidiary                                -                    -            (196,157)             -
Provision for deferred severance pay                             633                1,027               1,058          5,472
Payments of deferred severance                                  (699)              (1,135)               (561)        (6,093)
Provision for inventory obsolescence                             412                  669               1,261          4,732
Other operating activities                                       933                1,512              (1,067)         1,316
Changes in operating assets and liabilities:
        Trade and other receivables                             (680)              (1,103)                781         16,006
        Related party and affiliated company
         receivables                                             557                  903               4,689         10,485
        Inventories                                              314                  509              (8,314)         8,357
        Prepaid expenses                                        (337)                (546)               (667)          (441)
        Accounts payable and accrued expenses                  1,339                2,170              (4,591)        (5,418)
        Income taxes payable                                       -                    -                   -         (4,963)
        Related party and affiliated company
         payables                                               (110)                (178)                 64          4,712
                                                           --------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                                      264                  427             (31,082)       (41,640)
Investing activities
Increase in investments                                       (8,920)             (14,468)                  -              -
Proceeds from disposals of operating assets                    1,795                2,911                   -              -
Purchases of property, plant and equipment                      (697)              (1,131)             (1,369)       (18,005)
Proceeds from sale of subsidiary stock                        14,642               23,750                   -
                                                           --------------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                                    6,820               11,062              (1,369)       (18,005)
Financing activities
Increase (decrease) in advances from banks                    (4,446)              (7,211)              5,192         20,825
Proceeds from increase in long-term debt                           -                    -                   -         20,000
Proceeds from Fiat advances                                        -                    -              28,500         61,000
Principal payments of long-term debt                          (1,020)              (1,654)             (2,028)       (47,033)
                                                           --------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                                   (5,466)              (8,865)             31,664         54,792
                                                           --------------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                                   1,618                2,624                (787)        (4,853)
Cash and cash equivalents at beginning of
 year                                                          1,641                2,662               3,449          8,302
                                                           --------------------------------------------------------------------
Cash and cash equivalents at end of year                    $  3,259           Lit  5,286         Lit   2,662     Lit  3,449
                                                           ====================================================================

See notes to consolidated financial statements.

                               F-6

            De Tomaso Industries, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements
            December 31, 1994

A. Summary of Significant Accounting Policies

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated upon consolidation.

2. Cash Equivalents

Cash equivalents include short-term investments with a maturity of three months or less at date of purchase.

3. Inventories

Inventories are stated at the lower of cost or market with cost being determined by the last in, first out (LIFO) method. Valuation reserves included in the inventory balances were Lit5,451,000,000 ($3,361,000) and Lit7,144,000,000 as of December 31, 1994 and 1993, respectively. If inventories had been determined by the lower of cost or market using the first in, first out method, which approximates current cost, inventories would have been greater by Lit4,599,000,000 ($2,835,000) and Lit4,944,000,000 at
December 31, 1994 and 1993, respectively.

4. Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The carrying value is reviewed when indicators of impairment are present by evaluating future cash flows of those assets to determine if impairment exists. Depreciation of plant and equipment is provided on the straight-line method over their estimated useful lives.

5. Interest Expense

Interest expense incurred during the construction of manufacturing facilities is capitalized as part of the cost of those assets. No interest was capitalized in 1994, 1993 or 1992. Interest paid was Lit4,051,000,000 ($2,498,000), Lit14,379,000,000 and Lit18,803,000,000 in 1994, 1993 and 1992,
respectively.

                           F-7
                           29

             De Tomaso Industries, Inc. and Subsidiaries

A. Summary of Significant Accounting Policies (continued)

6. Marketable Securities and Investments

Marketable securities and investments consist primarily of fixed income investments which can be readily sold using established markets. Such securities are carried at market which approximates cost at December 31, 1994. Investments at December 31, 1994 consists primarily of bank bonds of Lit9,760,000,000 ($6,017,000) due 2004 and long-term Italian government bonds of approximately Lit5,000,000,000 ($3,083,000) due in 1998 which cannot be traded. This investment is carried at cost.

7. Deferred Foreign Severance Pay

All employees of the Company's Italian subsidiaries are entitled to receive severance pay in accordance with the terms of applicable national labor contracts. The liability for severance pay is based on the individual employee's length of service and latest level of compensation. The Company has no obligations for postretirement or postemployment benefits to which Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions" and No. 112 "Employers' Accounting for Postemployment Benefits" will apply.

8. Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the average number of shares of common stock and dilutive common stock equivalents outstanding during the years. Convertible preferred shares of the Company are considered to be common stock equivalents. These common stock equivalents were considered anti-dilutive for 1994 and 1992.

B. Basis of Translation to U.S. Dollar Equivalents and Foreign Currency Translation


The primary financial statements are shown in Italian lire because the Company's manufacturing operations are entirely in Italy. Reports to the Italian government are made in lire, purchases of capital goods, financing arrangements and virtually all aspects of the Company's business are conducted in lire. In addition, trends developed in reporting financial information should be more informative if they are presented in the currency in which the transactions have occurred.

                           F-8
                           30

             De Tomaso Industries, Inc. and Subsidiaries

B. Basis of Translation to U.S. Dollar Equivalents and
   Foreign Currency Translation (continued)

The accompanying financial statements, expressed in Italian lire, have been translated into U.S. dollar equivalents at the rate of exchange prevailing at December 31, 1994 of Lit1,622. The U.S. dollar equivalent amounts are included solely for the convenience of the readers of the financial statements. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at the exchange rates used in the accompanying translation.

The financial statements of U.S. entities have been translated to Italian lire in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all balance sheet accounts are translated at the current exchange rate and operations statement items are translated at the average exchange rate for the year; resulting translation adjustments are made directly to a separate component of shareholders' equity. Certain other translation adjustments continue to be reported in operations.

C. Changes in Investments of Significant Subsidiary

On May 17, 1993, the Company sold its remaining 51% equity interest in Maserati S.p.A. ("Maserati") to Fiat Auto S.p.A. ("Fiat") for approximately Lit75,750,000,000 which resulted in a gain of Lit196,157,000,000. The purchase price was paid in installments with the first installment of Lit23,500,000,000 offset against previous advances by Fiat to a subsidiary of the Company, paid at closing, Lit23,750,000,000 paid January 1, 1994, Lit1,500,000,000 of advances from Fiat offset effective January 1, 1994 and the balance of Lit27,000,000,000 ($16,646,000) paid on January 1, 1995. Fiat paid interest to the Company on all amounts due except the final installment. Accordingly, interest was imputed on this receivable at a rate of 11%.

In accordance with APB Opinion No. 30, the disposal of this segment has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying Consolidated Statements of Operations.

                           F-9
                           31

            De Tomaso Industries, Inc. and Subsidiaries

C. Changes in Investments of Significant Subsidiary (continued)

A condensed summary of operations for the discontinued operation is as follows:

                                             1993     1992
                                      -----------------------------
                                      (In Millions of Italian Lire)

  Net sales                           Lit 21,937      Lit103,192
  Net loss from operations            Lit(22,885)     Lit(84,058)

D. Receivable from Related Party and Affiliated Companies

                                       1994            1994            1993
                                  ------------------------------------------
                                  (In Thousands           (In Millions of
                                  of Dollars)              Italian Lire)

       A+G Motorod GmbH              $ 928        Lit   1,506      Lit 1,932
       De Tomaso Modena S.p.A.           -                  -            201
       Other                            10                 15            291
                                  ------------------------------------------
                                     $ 938        Lit   1,521      Lit 2,424
                                  ==========================================

The amounts due from A+G Motorod GmbH, a 45% owned entity accounted for under the equity method, resulted from the purchase of products and services from the Company. Sales to A+G Motorod GmbH, consisting primarily of motorcycles and parts, were Lit4,736,000,000 ($2,920,000), Lit5,169,000,000 and
Lit5,116,000,000 in 1994, 1993 and 1992.

E. Credit Arrangements

Under line of credit arrangements with a number of Italian banks, the Company may borrow up to Lit23,934,000,000 ($14,756,000) of which Lit8,150,000,000
($5,025,000) was unused at December 31, 1994. The line of credit arrangements do not have termination dates but are periodically reviewed. The weighted average interest rate on advances from banks was 12.9% and 13.0% at December 31, 1994 and 1993, respectively. In addition, the Company has trade facilities available to finance import/export trade (see also Note G).

                           F-10
                           32

            De Tomaso Industries, Inc. and Subsidiaries

F. Accrued Expenses

Accrued expenses comprised the following:

                                             1994             1994            1993
                                        ---------------------------------------------
                                        (In Thousands            (In Millions of
                                        of Dollars)              Italian Lire)
Salaries, wages and related items          $ 2,908         Lit 4,717       Lit 5,788
Accrued interest                               640             1,038           1,215
Accrued litigation and claim costs           1,970             3,195           3,195
Other accrued expenses                       3,838             6,226           6,205
                                        ---------------------------------------------
                                           $ 9,356         Lit15,176       Lit16,403
                                        =============================================

G. Payables to Affiliates and Related Parties

                                                 1994              1994              1993
                                            ----------------------------------------------
                                            (In Thousands              (In Millions of
                                            of Dollars)                Italian Lire)
Payable to De Tomaso Modena S.p.A.               $16             Lit26            Lit  12
Payable to Canalgrande S.p.A.                      6                 9                200
Other                                              -                 -                  1
                                            ----------------------------------------------
                                                 $22             Lit35            Lit 213
                                            ==============================================

 The payable to De Tomaso Modena S.p.A. and Canalgrande S.p.A., companies owned and controlled by the Chairman of the Board, resulted from services provided to the Company.

                            F-11
                            ~ 33

             De Tomaso Industries, Inc. and Subsidiaries

H. Long-Term Debt

                                                               1994           1994          1993
                                                          ----------------------------------------
                                                          (In Thousands         (In Millions of
                                                          of Dollars)            Italian Lire)
Mortgage note payable, collateralized by
substantially all property, plant and
equipment of the Italian subsidiaries:
10.08%--payable in annual installments,
      including interest beginning in 1992,
      final installment due in 2001                        $ 2,007        Lit 3,255     Lit 3,566
Unsecured notes payable:
11.5%--payable in semiannual installments,
including interest, (1)                                      2,559            4,151         4,568
12.4%--payable in semiannual installments
beginning in 1990, including interest,
final installment due in 1999                                1,506            2,443         2,789
8.1%--payable in semiannual installments,
including interest, final installment due in 1991                -                -           452
Note payable--denominated in Swiss Francs with
interest at 5.15% payable in two equal annual
installments due in 1989 and 1990 (1)                          491              796           796
Mortgage note payable--denominated in U.S. dollars and
collateralized by substantially all property, plant and
equipment of the Company's United States subsidiary,
interest at 65% of the lender's prime interest rate              -                -           125
Sundry notes payable                                            24               40            43
                                                          ----------------------------------------
                                                             6,587           10,685        12,339
Less current potion                                          3,502            5,681         6,601
                                                          ----------------------------------------
                                                           $ 3,085        Lit 5,004     Lit 5,738
                                                          ========================================

(1)--At December 31, 1994, the Company was past due on current installments and under the terms of the loan agreement, the loan is in default and has been classified as a current liability.

In accordance with agreements reached with one of its lenders, the Company retired an aggregate of Lit39,428,000,000 in 1992 of long-term notes and accrued interest for cash resulting in gains of Lit12,041,000,000.

                           F-12
                           34

             De Tomaso Industries, Inc. and Subsidiaries

 H. Long-Term Debt (continued)

 The principal maturities of long-term debt included above during each of the next five years are:

                                            Thousands of            Millions of
                                            Dollars                 Italian Lire
                                            ------------------------------------
        1995                                 $ 3,502               Lit 5,681
        1996                                     503                     816
        1997                                     560                     908
        1998                                     619                   1,004
        1999                                     686                   1,113
        Subsequent to 1999                       717                   1,163
                                            ------------------------------------
                                             $ 6,587               Lit10,685
                                            ====================================

I. Research and Development Expense

The Company incurred research and development expense for continuing operations of Lit197,000,000 ($121,000) in 1994, Lit409,000,000 in 1993 and
Lit220,000,000 in 1992. Such amounts were charged to cost of products sold as incurred.

J. Income Taxes

Loss from continuing operations before income taxes, minority interest and extraordinary item consisted of the following:

                                1994             1994             1993            1992
                          --------------------------------------------------------------
                          (In Thousands              (In Millions of Italian Lire)
                          of Dollars)
  United States              $  (255)       Lit  (413)        Lit(1,650)      Lit  (501)
  Italy                       (1,243)          (2,015)           (5,074)         (3,420)
                          --------------------------------------------------------------
                             $(1,498)       Lit(2,428)        Lit(6,724)      Lit(3,921)
                          ==============================================================

                           F-13
                           35

             De Tomaso Industries, Inc. and Subsidiaries

 J. Income Taxes (continued)

 The provision for income taxes from continuing operations consisted of the following:

                                           1994           1994       1993     1992
                                       -----------------------------------------------
                                       (In Thousands     (In Millions of Italian Lire)
                                       of Dollars)
Current
Italian                                $24               Lit39      Lit12    Lit46
                                       -----------------------------------------------
                                       $24               Lit39      Lit12    Lit46
                                       ===============================================

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes" effective January 1, 1993. The principal effect of the adoption of FASB Statement No. 109 is that utilization of the net operating loss carryforwards is reflected as a reduction of the tax provision rather than an extraordinary item.

Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

                          F-14
                          36

             De Tomaso Industries, Inc. and Subsidiaries

 J. Income Taxes (continued)

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                          1994             1994             1993
                                                   -----------------------------------------------
                                                     (In Thousands             (In Millions of
                                                     of Dollars)               Italian Lire )
                                                   -----------------------------------------------
    Expenses not currently deductible              $    5,193         Lit  6,574       Lit  6,263
    Net operating loss carryforwards                   13,257             21,503           27,743
                                                   -----------------------------------------------
    Total deferred tax assets                          18,450             28,077           34,006

    Valuation allowance for deferred tax assets       (18,450)           (28,077)         (34,006)
                                                   -----------------------------------------------
    Net deferred tax assets                        $        -         Lit      -       Lit      -
                                                   ===============================================

The provision for income taxes from continuing operations varied from income taxes computed at the statutory U.S. federal income tax rate as follows:

                                         1994             1994             1993             1992
                                    --------------------------------------------------------------
                                    (In Thousands              (In Millions of Italian Lire)
                                     of Dollars)
Computed tax (credit) at U.S.
federal statutory rate               $ (524)           Lit(850)        Lit(2,353)       Lit(1,333)
Increases (decreases):
  Losses for which valuation
  allowance has been
  provided                              548                889             2,341            1,379
                                    --------------------------------------------------------------
                                     $   24            Lit  39         Lit    12        Lit    46
                                    ==============================================================

                          F-15
                          37

              De Tomaso Industries, Inc. and Subsidiaries

 J. Income Taxes (continued)

 At December 31, 1994, the Company has a net operating loss carryforward for Italian income tax purposes of approximately Lit34,373,000,000 ($21,192,000) which expires as follows:

                                        In Millions of    In Thousands
                                        Italian Lire      of Dollars
                                        ------------------------------
                      1995               Lit 13,621         $ 8,398
                      1996                      271             167
                      1997                    2,706           1,668
                      1998                   15,136           9,332
                      1999                    2,639           1,627

For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $5,667,000 at December 31, 1994, which expire in 2003 ($1,588,000), 2005 ($1,949,000), 2006 ($570,000), 2007 ($1,304,000)
and 2008 ($256,000).

United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested.

Taxes paid were Lit40,000,000 ($25,000) in 1994. No taxes were paid in 1993 and 1992.

K. Related Party Transactions

                                            1994         1994            1993        1992
                                      -----------------------------------------------------
                                      (In Thousands          (In Millions of Italian Lire)
                                      of Dollars)
Companies with which the
President of the Company is
associated:
Sales of materials and services                                       Lit 37
Purchases, services and other
     expenses                              $124         Lit201           241       Lit1,762

                          F-16
                          38

             De Tomaso Industries, Inc. and Subsidiaries

 K. Related Party Transactions (continued)

 In addition, see Notes D and G to the consolidated financial statements for other transactions with the President and companies controlled by him.

 L. Other Income

 Other income from continuing operations comprised the following:

                                            1994            1994           1993           1992
                                    --------------------------------------------------------------
                                       (In Thousands            (In Millions of Italian Lire)
                                       of Dollars)

  Currency exchange gain (loss)           $ (368)        Lit (597)     Lit   786     Lit   721
  Gain on sales of assets                  1,752            2,841              -             -
  Other                                     (774)          (1,254)           331         1,595
                                    --------------------------------------------------------------
                                           $ 610          Lit 990      Lit 1,117     Lit 2,316
                                    ==============================================================

 M. Company's Industry and Export Sales

The Company is engaged in principally one segment of business which is the manufacture and sale of motorcycles. Customers are principally retail motorcycle dealers in Western Europe. Sales to dealers outside Italy are guaranteed by letters of credit. The Company retains title on sales in Italy until sold by dealers to the final customer at which time the sale is recognized (see also Note C).

The Company's export sales from continuing operations outside of Italy (principally Europe) were Lit23,172,000,000 ($14,286,000), Lit25,976,000,000 and Lit29,826,000,000 in 1994, 1993 and 1992, respectively.

N. Capital Stock

Holders of preferred stock are entitled to three votes for each share held.

O. Commitments

Total rent expense for continuing operations was Lit204,000,000 ($126,000), Lit246,000,000 and Lit305,000,000 in 1994, 1993 and 1992, respectively.

                           F-17
                           39

             De Tomaso Industries, Inc. and Subsidiaries

P. Proposed Business Combination

On December 28, 1994, the Company announced that it had reached an agreement in principle to acquire certain assets and subsidiaries of Finprogetti S.p.A., a Milan-based merchant bank, in exchange for common stock of De Tomaso
Industries Inc. To date, no agreement had been reached as to the terms and conditions of an acquisition. Consummation of the transaction is also subject to the parties completing their due diligence investigations.

                          F-18
                          40

                                     De Tomaso Industries, Inc. and Subsidiaries

                                     Schedule II--Valuation and Qualifying Accounts
- -----------------------------------------------------------------------------------------------------------------------------------
                 Col. A                         Col B                        Col. C                          Col. D         Col. E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                              ----------------------------------------
                                                                    (1)                  (2)
                                               Balance at        Charged to            Charged to                         Balance at
                                               Beginning of      Costs and           Other Accounts        Deductions       End of
 Description                                     Period           expenses              Describe            Describe         Period
- -----------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1994--expressed
 in thousands of U.S. Dollars:
 Deducted from asset accounts:
         Allowance for doubtful accounts          $ 363             $ 56                                    $ (67)(1)         $ 352
         Inventory obsolescence reserve           4,405              412                                   (1,456)(1)         3,361
                                              -------------------------------------------------------------------------------------
                                                 $4,768             $468                                 $ (1,523)           $3,713
                                              ===================================                    ==============================
 Product warranty liability                      $  159             $ 57                                    $ (88)(2)         $ 128
                                              ===================================                    ==============================

 Year ended December 31, 1994--expressed
 in millions of Italian Lire:
 Deducted from asset accounts:
 Allowance for doubtful accounts              Lit   588          Lit  91                               Lit   (108)(1)     Lit   571
        Inventory obsolescence reserve            7,144              669                                   (2,362)(1)         5,451
                                              -----------------------------------                    ------------------------------

                                              Lit 7,732          Lit 760                               Lit (2,470)        Lit 6,022
                                              ===================================                    ==============================

Product warranty liability                    Lit   257          Lit  93                               Lit   (143)(2)     Lit   207
                                              ===================================                    ==============================

(1)--Amounts written off.
(2)--Product warranty costs incurred.

                          F-19
                          41


                            De Tomaso Industries, Inc. and Subsidiaries

                            Schedule II--Valuation and Qualifying Accounts (continued)
- -----------------------------------------------------------------------------------------------------------------------------------
                 Col. A                         Col B                        Col. C                          Col. D         Col. E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                              ----------------------------------------
                                                                    (1)                   (2)
                                               Balance at        Charged to            Charged to                         Balance at
                                               Beginning of      Costs and           Other Accounts        Deductions       End of
 Description                                     Period           expenses              Describe            Describe         Period
- -----------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1993--expressed
 in millions of Italian Lire:
 Deducted from asset accounts:
Allowance for doubtful accounts               Lit  1,526       Lit    81                              Lit    (149)(1)     Lit   588
                                                                                                             (870)(5)
Inventory obsolescence reserve                    25,558           1,261                                     (890)(1)         7,144
                                                                                                          (18,785)(5)
                                              -----------------------------------                    ------------------------------
                                              Lit 27,084       Lit 1,342                              Lit (20,694)        Lit 7,732
                                              ===================================                    ==============================
Product warranty liability                    Lit  2,118                                              Lit    (831)(1)     Lit   257
                                              =============                                                               =========

                                                                                                              185 (3)
                                                                                                             (260)(4)
                                                                                                      Lit    (955)(5)
                                                                                                     ====================

Year ended December 31, 1992--expressed
in millions of Italian Lire:
Deducted from asset accounts:
Allowance for doubtful accounts               Lit  1,477       Lit    49                                                  Lit 1,526
Inventory obsolescence reserve                    21,356           4,732                              Lit    (530)(1)        25,558
                                              -----------------------------------                    ------------------------------
                                              Lit 22,833       Lit 4,781                              Lit    (530)        Lit27,084
                                              ===================================                    ==============================
Product warranty liability                    Lit  2,791       Lit 1,435                              Lit  (2,108)(2)     Lit 2,118
                                              ===================================                    ==============================

(1)--Amounts written off.                        (4)--Payments.

(2)--Product warranty costs incurred.            (5)---Sale of business.

(3)--Translation effect.


                          F-20

Item 9.   Changes in and Disagreements with Accountants
- -------   in Accounting and Financial Disclosure
          ---------------------------------------------

          None.

                                  PART III


     Information required to be included in Part III will be filed by amendment to this Annual Report on Form 10K within 120 days of the end of the Company's fiscal year.

                                  PART IV


                   INDEX TO EXHIBITS
                   -----------------
                                                            Page Number
                                                            -----------

3(a)      Restated Articles of Incorporation of
          Registrant (filed as Exhibit 3(a) to
          Registrant's 1981 Annual Report on Form 10-K and incorporated herein by reference).

3(b) By-laws of Registrant (filed as Exhibit 3(b) to Registrant's 1981 Annual Report on Form
          10-K and incorporated herein by  reference).

3(c)      Articles of Amendment to Articles of
          Incorporation filed January 31, 1986 with
          Maryland Department of Assessments and Taxa-tion (filed as Exhibit 3(c) to Registrant's
          1985 Annual Report on Form 10-K and
          incorporated herein by reference).

3(d) Articles of Incorporation, as amended by the Articles of Amendment described in 3(c), above (filed as Exhibit 3(d) to Registrant's
          1985 Annual Report on Form 10-K and incorpo-rated herein by reference).

10(a)     Agreement dated May 17,1993 between O.A.M.
          S.p.A., Fiat Auto, S.p.A. and other (filed as
          Exhibit 10.1 to the Current Report Dated May
          17, 1993 filed on Form 8-K).

12.       Subsidiaries: Maserati Automobiles
          Incorporated, G.B.M. S.p.A., American Finance
          S.p.A., O.A.M. S.p.A., Storm S.r.l., Centro
          Ricambi S.r.l., Nuova Callegari e Ghighi
          S.p.A., Tridentis Financiere, S.A., Newstead,
          Ltd.

                                 SIGNATURES
                                 ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.


April 17, 1995                           s/ Santiago DeTomaso
                                        -------------------------
                                        Santiago DeTomaso
                                        President - Director


April 17, 1995                           s/ Catherine D. Germano
                                        -------------------------
                                        Catherine D. Germano
                                        Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


April   , 1995
                                        -------------------------------------
                                        Alejandro DeTomaso - Director


April 17, 1995                           s/ Paolo Donghi
                                        -------------------------------------
                                        Paolo Donghi - Director


April 17, 1995                           s/ Roberto Corradi
                                        -------------------------------------
                                        Roberto Corradi - Director


April 17, 1995                           s/ Howard E. Chase
                                        -------------------------------------
                                        Howard E. Chase
                                        Vice President - Director


April 17, 1995                           s/ Patrick D'Angelo
                                        -------------------------------------
                                        Patrick D'Angelo - Director


April 17, 1995                           s/ Mario Tozzi Condivi
                                        -------------------------------------
                                        Mario Tozzi Condivi - Director