Form 10-K/A
period 1994-12-31
DETOMASO INDUSTRIES INC
filed 1995-05-01
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-K/A, AMENDMENT NO. 1

(Mark One)

 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934  [Fee Required]

             For the fiscal year ended    December 31, 1994     or
                                       ------------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934. [No Fee Required]

For the transition period from                     to                      .
                               -------------------    ---------------------

Commission File Number   0-2642
                       ----------

                           DE TOMASO INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                     Maryland
                                                      52-0466460
- ---------------------------------------------------------------------------
(State of other jurisdiction of incorporation    (I.R.S. Employer I.D. No.)
or organization)


             P.O. Box 856
107 Monmouth Street, Red Bank, New Jersey                          07701
- ------------------------------------------                  -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:      (908) 842-7200
                                                    -------------------------

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

               Yes:      X                             No:
                    ------------                            ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of March 22, 1995, was $12,651,310.

The number of shares of common stock, $.10 par value, outstanding as of March 22, 1995 was 2,057,446.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                                    PART III
                                    --------

Item 10.  Directors and Executive
- --------  Officers of the Registrant
          --------------------------

Directors
- ---------

          The names and ages of all Directors of the Company and nominees therefor, their positions with the Company, their term of office and their business background are set forth below:

                              Position with Company
                              and Business Experience                Director
   Name                Age    During Past Five Years                 Since
   ----                ---    -----------------------                --------

Alejandro
DeTomaso*               65    Chairman of the Board of Directors         1970
                              since January, 1987; Director and
                              Chief Executive Officer of the
                              Company; Director and Chief Executive
                              Officer and Chief Operating Officer
                              of the Company's G.B.M. S.p.A. sub-
                              sidiary, and its predecessors, Ben-
                              elli and SEIMM, all since 1971; Presi-
                              dent of the Company from 1971 through
                              April 2, 1993.
Howard E.
Chase*                  58    Director; Secretary of the Company         1971
                              and Company Counsel since 1981; Vice-
                              President of the Company since 1986;
                              partner of Morrison Cohen Singer &
                              Weinstein, LLP since April 1984.

Paolo Donghi            54    Director; Managing Director of             1980
                              G.B.M. (and, before their merger into
                              G.B.M., of SEIMM and Benelli) since
                              1979 and for more than two years
                              prior to that time, Chief Financial
                              Officer of SEIMM.

Roberto
Corradi                 59    Director; Chairman of Progetto             1989
                              S.a.A. di Roberto Corradi & Co.,
                              architectural firm, since 1987; in
                              private architectural practice for
                              more than five years prior there-
                              to.
Patrick
D'Angelo                42    Director; Attorney in private prac-        1990
                              tice of law for more than the past
                              five years.
Mario Tozzi-
Condivi                 70    Director; Chairman of the Board of         1993
                              MAI since February 1989; Chairman of
                              the Board of Maserati U.K. Ltd.,
                              1986-1987; Independent consultant to
                              automobile importers, distributors
                              and dealers in England, Italy,
                              Singapore and South Africa, 1984-
                              current.
Santiago
DeTomaso                40    Director, President and Chief Operat-      1993
                              ing Officer of the Company; Sales and
                              Promotion Manager and Member of the
                              Board of Directors of DeTomaso Modena
                              S.p.A. for more than the past five
                              years; Vice President of Immobiliare
                              Canalgrande S.p.A. for more than the
                              past five years; Administratore
                              Unico of Storm S.r.L. since May
                              18, 1992; Member of the Boards of
                              Directors of G.B.M. S.p.A. and American
                              Finance S.r.L., each for more than
                              the past five years.

- ------------------------------------------------------------------

* See "Certain Relationships and Related Transactions," for a discus-sion of the legal fees received by Mr. Chase's firm since January 1, 1994 and a description of certain transactions between the Company and other corporations in which Mr. DeTomaso has substantial equity interests.

                     None of the above-described persons except Mr. Chase* is a director of any company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or of any company registered as an Investment Company under the Investment Company Act of 1940. There is no family relationship among any of the members of the Board of Directors or the officers of the Company except for Alejandro DeTomaso and his son, Santiago DeTomaso. The Company has no standing nominating or compensation committees of the Board of Directors, or committees performing similar functions. An audit committee was established in 1989 but has not held any meetings. The term of each Director will expire when his successor shall have been elected and shall have qualified. No Directors are compensated for their services as such.

Executive Officers
- ------------------
                                   Position with Company
                                   and Business Experience
      Name               Age       During Past Five Years
      ----               ---       -----------------------

Alejandro DeTomaso**

Howard E. Chase**

Paolo Donghi**

Santiago DeTomaso**

Mario Tozzi Condivi**

Catherine D. Germano     67        Treasurer and Assistant Secretary of the
                                   Company since 1973.
George A. Garbutt        65        President, MAI since February 1989, and from
                                   1977 until January 1988.
______________

 * Mr. Chase, in 1987, became a director of Thoratec Laboratories, Inc., a company with a class of securities registered pursuant to
           Section 12 of the Securities Exchange Act of 1934.

** Information relating to the ages, positions with the Company and past business experience of Messrs. Alejandro DeTomaso, Chase, Donghi and Santiago DeTomaso is set forth above under "Directors." All executive officers will serve in their respective capacities until their successors shall have been elected and shall have qualified.

Item 11.   Executive Compensation.
- --------   ----------------------

                 Summary of Cash and Certain Other Compensation

                The following table shows, for the three most recently ended fiscal years ended December 31, the cash compensation paid or accrued for those years to the President of the Company and each of the most highly compensated executive officers of the Company other than the President whose aggregate annual salary and bonus exceed $100,000 for the Company's last fiscal year in all the capacities in which they served:

                             SUMMARY COMPENSATION TABLE
                                                                                       Long-Term Compensation
                                                                                 ----------------------------------
                                          Annual Compensation                            Awards           Payouts
                               -----------------------------------------------   ---------------------   ----------
Name and                                                           Other         Restricted
Principal                                                          Annual          Stock      Options/      LTIP        All Other
Position                 Year  Salary(Lit./$)(1)    Bonus($)   Compensation($)   Awards($)    SARs (#)   Payouts($)  Compensation($)
- --------                 ----  -----------------    --------   ---------------   ---------    --------   ----------  ---------------
Alejandro DeTomaso -     1992  Lit. 877,523,000/         -0-           -0-           -0-         -0-         -0-              -0-
Chairman of the Board                  ($541,013)
of Directors of the      1993  Lit. 659,233,333/         -0-           -0-           -0-         -0-         -0-              -0-
Company, and President                 ($406,432)
of the Company until     1994  Lit. 400,000,000/         -0-           -0-           -0-         -0-         -0-              -0-
April 2, 1993                          ($246,609)

Santiago DeTomaso        1993  Lit. 110,000,000/         -0-           -0-           -0-         -0-         -0-              -0-
President of the Company                ($67,818)
since April 2, 1993      1994  Lit. 100,000,000/         -0-           -0-           -0-         -0-         -0-              -0-
                                        ($61,652)

Arnolfo Sacchi -         1994  Lit. 192,000,000/         -0-           -0-           -0-         -0-         -0-              -0-
Administratore Delegato                ($118,372)
of G.B.M. in 1994

    _________

       (1)  $150,000 per annum of the compensation received by Mr. DeTomaso in 1992 was his salary from the Company.  The balance of his compensation was received from the Company's Italian subsidiaries, primarily from Maserati, prior to its sale to
            Fiat, and, since its sale, from O.A.M. and G.B.M.


                          Profit Sharing and Retirement Plan

              Of the executive officers listed in the summary compensation table set forth above, Mr. Alejandro DeTomaso is the sole executive officer of the Company who participates in the Company's profit sharing and retirement plan. As at December 31, 1994, the value of Mr. De-Tomaso's vested benefits in such plan was $340,449. There can be no assurance that any such amount, or a greater or lesser amount, will be available for Mr. Alejandro DeTomaso on his retirement as the funds which will constitute such benefits are invested in equity securities.

                              Compensation of Directors

            Members of the Board of Directors of the Company receive no compensation from the Company for services rendered in their capacity as such. Officers of the Company who are also members of the Board of Directors of the Company receive compensation for services rendered in their capacities as officers only. See "Summary of Cash and Certain Other Compensation."

             Compensation Committee Interlocks and Insider Participation

            The Company's Board of Directors does not have a separate compen-sation committee. The Company and each of its subsidiaries addresses all compensation issues through its or their respective boards of directors. Messrs. Alejandro DeTomaso, Howard Chase, Mario Tozzi-Condivi and Paolo Donghi all serve as executive officers, directors and/or employees of the Company and/or one or more of the Company's subsidiaries.

            The only members of the Company's Board of Directors who engaged in any transactions with the Company during fiscal 1994 other than in the capacities described above, were Messrs. Alejandro DeTomaso, Mario Tozzi-Condivi and Howard Chase. See "Certain Relationships and Related Transactions" below.

            Board Compensation Committee Report on Executive Compensation

            The compensation policy implemented by the Company and its subsid-iaries for the compensation of executive officers calls for consider-ation of the nature of each executive officer's work and responsibili-ties, the time expended in connection that executive officer's duties, years of service, and the Company's (or subsidiary's) financial condi-tion generally. Historically, overall corporate performance has not been a significant factor in establishing compensation.

            The compensation of Alejandro DeTomaso, the Company's Chief Executive Officer, is comprised of several components, including salary from the Company and salaries as Chief Executive Officer of the Com-pany's subsidiaries. Mr. DeTomaso's compensation from each of the Company, Maserati (prior to 1994), O.A.M., and G.B.M. in 1994 and in prior years had no relationship to the performance of the Company and its subsidiaries, and, as in the case of other executive officers of the Company and its subsidiaries, was established based on the factors described in the preceding paragraph.

            Alejandro DeTomaso's compensation from the Company had been at the rate of $150,000 per annum for more than 10 years until 1992. However, such compensation is accrued and not paid if sufficient funds are not available for such purpose. In 1992, Mr. DeTomaso was not paid any salary by the Company; the entire amount was accrued. In 1993, por-tions of prior year unpaid salary were paid. All accrued and unpaid salary was paid in 1994. Mr. DeTomaso did not receive any salary from the Company in respect of 1994 and no amount was accrued. All of his compensation in 1994 was paid by Italian subsidiaries O.A.M. and G.B.M.


                         Comparative Stock Performance Graph

            The following is a graph comparing the annual percentage change in the cumulative total shareholder return of the Company's common stock with the corresponding returns of the published Dow Jones Equity Market Index and Dow Jones Automobile Manufacturers Index for the Company's last five (5) fiscal years.

                    COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
             Among De Tomaso Industries, Dow Jones Equity Market Index and
                        Dow Jones Automobile Manufacturers Index
                             Fiscal Year Ending December 31

                                       [GRAPH]

                                              1989  1990  1991  1992  1993  1994
       De Tomaso Industries                    100    27    22    22    13    58
       Dow Jones Equity Market Index           100   100   132   144   157   159
       Dow Jones Automobile Manufacturers
         Index                                 100    76    74   109   182   155

          Item 12.  Security Ownership of Certain
          --------
                    Beneficial Owners and Management
                    --------------------------------

                    (a)  Security Ownership of Certain Beneficial Owners
                         -----------------------------------------------

                    The following table sets forth, as at March 22, 1995, information concerning the beneficial ownership of voting securi-ties of the Company by each person who is known by Management to own beneficially more than 5% of any class of such securities:

                          Name and Address of  Amount Bene-      Percent
          Title of Class  Beneficial Owner     ficially Owned    of Class
          --------------  ----------------     --------------    --------

          Preferred       Alejandro DeTomaso      1,000,000      100.00%
                          Hotel Canalgrande
                          Corso Canalgrande 6
                          Modena, Italy

          Common          Alejandro DeTomaso        611,582(1)    29.7(1)
                          Hotel Canalgrande
                          Corso Canalgrande 6
                          Modena, Italy
          _____________________

          (1) Mr. DeTomaso, Chairman of the Board of the Company, who individually owns 480,304 shares of Common Stock, together with Isabelle DeTomaso, his wife, who owns 33,254 shares of Common Stock and Anne H. Ellis, his sister-in-law, who owns 98,024 shares of Common Stock, may be deemed to act in concert with respect to shares of Common Stock of the Company. For similar reasons Isabelle DeTomaso and Anne Ellis may be deemed to beneficially own the shares of Common Stock of Mr. DeTomaso. Accordingly, Mr. DeTomaso may be deemed to be the beneficial owner of 611,582 shares of the Company's Common Stock in the aggregate, or 29.7% of the outstanding shares of Common Stock of the Company. The Preferred Stock is entitled to three votes per shares on all matters on which the Common Stock may vote; accordingly, in connection with any vote in which the votes represented by all outstanding shares of Common and Preferred Stock are cast, Mr. DeTomaso is entitled to cast 71.4% of all of the shares outstanding and entitled to vote. Additionally, the Preferred Stock is convertible at any time into an equal number of shares of Common Stock. Upon such conversion, Mr. DeTomaso would beneficially own 1,611,582 shares of Common Stock and would be entitled to cast 54.3% of all shares of Common Stock outstanding and entitled to vote. Mr. DeTomaso disclaims beneficial ownership of 27,510 shares of Common Stock owned beneficially by Macdonald T. Haskell, son of Helen Sampson, deceased, and deceased sister-in-law of Mr. Alejandro DeTomaso.

               (b)  Security Ownership of Management
                    --------------------------------

                    The following table sets forth, as at March 22, 1995, information concerning the beneficial ownership of voting securi-ties of the Company by all Directors or nominees, individually, and by all Directors and Officers as a group:

                              Title of       Amount Bene-          Percent
                               Class         ficially Owned        of Class
                              --------       --------------        --------

          Alejandro DeTomaso   Common           611,582*             29.7*
                               Preferred      1,000,000             100.00

          Howard E. Chase      Common            None                 --
                               Preferred         None                 --

          Paolo Donghi         Common            None                 --
                               Preferred         None                 --

          Roberto Corradi      Common            None                 --
                               Preferred         None                 --

          Patrick D'Angelo     Common            50,900               2.5
                               Preferred         None                 --

          George A. Garbutt    Common            24,871               1.2
                               Preferred         None                 --

          All officers and     Common           687,353              33.4
          directors as a group Preferred      1,000,000             100.00

          ----------------

          * See Footnote 1 to table of Security Ownership of Certain Beneficial Owners.


                    Possible Future Change in Control of the Company
                    ------------------------------------------------

               An agreement between the Company and Finprogetti was execut-ed on April 27, 1995. Under the agreement, the Company will acquire Finprogetti's principal subsidiaries and cash, all valued at approximately Lit. 50,000,000,000, in exchange for approxi-mately 2,500,000 newly-issued shares of the Company's common stock, which will be valued at Lit. 20,106 per share, converted into dollars at the dollar/lire exchange rate in effect on the closing date. As of April 28, 1995, the exchange rate was 1686.25 lire to the dollar.

               In a related development, on April 10, 1995, the Company entered into an agreement with Alejandro DeTomaso, the Chairman of the Board of the Company, under which the Company will repur-chase Mr. DeTomaso's 1,000,000 shares of preferred stock and 480,304 shares of common stock at a price of Lit. 18,400 per share, converted into dollars at the dollar/lire exchange rate in effect on the closing date.

               The repurchase agreement is subject to the consummation of the transaction with Finprogetti. Contemporaneously with the closing of that transaction, Mr. DeTomaso will exchange approxi-mately 720,000 of his shares for the Company's interests in its two hotel properties, appraised at Lit. 4,700,000,000, a collec-tion of Maserati vehicles and engines appraised at Lit. 3,200,- 000,000 and Lit. 5,000,000,000 in cash. The remaining shares held by Mr. DeTomaso will be exchanged for an equal number of shares of newly issued registered common stock. If Mr. DeTomaso does not sell those shares prior to the third anniversary of the Finprogetti transaction, they will be acquired by the Company at the Lit. 18,400 per share price.

               The Company's right to acquire Mr. DeTomaso's shares, however, is subject to a right of first refusal held by a subsid-iary of the Chrysler Corporation to purchase Mr. DeTomaso's shares on the same terms as agreed to by the Company. Chrysler's right of first refusal expires thirty days from its receipt of notice of the repurchase agreement. The Chrysler subsidiary acquired the right on October 24, 1986 as part of an option for which Chrysler paid Mr. DeTomaso $2,500,000. In addition to the right of first refusal, the option grants the Chrysler subsidiary an option to purchase all common and preferred shares of the Company owned by him at market price at the time the option is exercised, less a credit of $1,250,000. The option, as amended in May 1987, may be exercised at any time between January 1, 1996 and December 31, 1997 when it expires. The option agreement does not afford Chrysler any rights with respect to such shares in anticipation of the exercise of such option.

               Mr. DeTomaso has the right to redeem Chrysler's option prior to its exercise upon payment of $5,000,000 plus interest at 10% from October 1986.

               Giving effect to the issuance of approximately 2,500,000 shares of common stock to Finprogetti, if Chrysler exercises its right to acquire Mr. DeTomaso's shares, Chrysler will have the right to cast 46% of all votes which could be cast by sharehold-ers, and Finprogetti would have the right to cast 33.1% of all votes which could be cast by shareholders. If Chrysler does not exercise its right to acquire Mr. DeTomaso's shares, and all of his shares are repurchased by the Company, Finprogetti would have the right to cast 61.3% of all votes which could be cast by shareholders. Under the terms of the Finprogetti agreement with the Company, however, Finprogetti has agreed expeditiously to liquidate and distribute the acquired shares of the Company's common stock to its 35 constituent shareholders.

          Item 13.  Certain Relationships and Related Transactions
          -------   ----------------------------------------------

                    Companies controlled by Alejandro DeTomaso, Chairman of the Board of the Company, engaged in various transactions with the Company's Italian subsidiaries which gave rise to indebted-ness owed by such companies to such subsidiaries and vice versa. In the aggregate, such transactions resulted in net indebtedness owed to such companies by the Company's Italian subsidiaries at December 31, 1994 of Lit. 20,000,000 ($12,330).

                    At December 31, 1994, G.B.M. owed DeTomaso Modena, S.p.A., an Italian corporation in which Mr. DeTomaso has a 99.9% equity interest and of which he is president, general manager and chairman of the board, Lit. 26,000,000 ($16,030).

                    At December 31, 1994 the Company owed to Hotel Canal-grande, a hotel in which the Company has a 13.05% equity interest and in which Mr. DeTomaso and his sister-in-law, Anne H. Ellis, together own a majority of the remaining equity interest, the amount of Lit. 9,000,000 ($5,549) for accommodations, food and beverages purchased during the year. This amount represents charges at the Hotel's then currently prevailing rates for such services for large corporate accounts. The Hotel Canalgrande owed the Company the amount of Lit. 15,000,000 ($9,248) at December 31, 1994.

                    Currently, rent is being paid in the amount of Lit. 108,000,000 ($66,584) annually by Centro Ricambi, the spare parts distribution subsidiary to DeTomaso Modena. Management believes this rate of rental conforms with prevailing market rates. Discussions regarding the ultimate purchase of the property continue. The amount to be paid by the Company if it purchases the property will not be in excess of the current rates for similar real estate in the vicinity of Modena.

                    The law firm of Morrison Cohen Singer & Weinstein, LLP of which Howard E. Chase, a Director and Officer of the Company, is a member, was paid by the Company and its subsidiaries in 1994 an aggregate of $423,373 in legal fees and disbursements for services rendered in 1994 and in prior years. Fees paid by the Company and subsidiaries to Morrison Cohen Singer & Weinstein, LLP in such period did not exceed 5% of such firm's gross reve-nues for that period.

                    Como Consultants, an Isle of Jersey company which employs Mario Tozzi-Condivi, a Director of the Company, was paid an aggregate of $122,081 for consulting services rendered to the Company and to its MAI subsidiary by Mr. Condivi.

                                      SIGNATURES
                                      ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DE TOMASO INDUSTRIES, INC.



          Date:  April 28, 1995         By:   s/ Catherine D. Germano
                                           ---------------------------
                                         Catherine D. Germano, Treasurer


          Date:  April 28, 1995         By:   s/ Howard E. Chase
                                           -------------------------
                                    Howard E. Chase, Vice President, Secretary