Form 10-K/A
period 1994-12-31
DETOMASO INDUSTRIES INC
filed 1995-05-05
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                    FORM 10-K/A, AMENDMENT NO. 2

(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended    December 31, 1994     or
                                  ------------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
Act of 1934. [No Fee Required]

For the transition period from                                to
                               ------------------------------    ---------------

Commission File Number   0-2642
                       ----------

                     DE TOMASO INDUSTRIES, INC.
                     --------------------------
       (Exact name of registrant as specified in its charter)

           Maryland                                       52-0466460
- ---------------------------------                 ------------------------
(State of other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

             P.O. Box 856
107 Monmouth Street, Red Bank, New Jersey                        07701
- ------------------------------------------                 -------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:    (908) 842-7200
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

               Yes:      X                             No:
                    ------------                            ----------


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

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         None.
                                  Page 1 pf 47 Pages
                           Exhibit Index appears at Page 3.

                                      SIGNATURES
                                      ----------

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DE TOMASO INDUSTRIES, INC.



          Date:  May 2, 1995              By:   s/ Catherine D. Germano
                                             ---------------------------
                                             Catherine D. Germano, Treasurer



          Date:  May 2, 1995              By:   s/ Howard E. Chase
                                             -------------------------------
                                             Howard E. Chase, Vice President,
                                             Secretary

                                       PART IV


                                  INDEX TO EXHIBITS
                                  -----------------
                                                                Page Number
                                                                -----------

          3(a) Restated Articles of Incorporation of Regis-trant (filed as Exhibit 3(a) to Registrant's
                    1981 Annual Report on Form 10-K and incorpo-rated herein by reference).

          3(b) By-laws of Registrant (filed as Exhibit 3(b) to Registrant's 1981 Annual Report on Form
                    10-K and incorporated herein by  reference).

          3(c) Articles of Amendment to Articles of Incorpo-ration filed January 31, 1986 with Maryland Department of Assessments and Taxation (filed as Exhibit 3(c) to Registrant's 1985 Annual Report on Form 10-K and incorporated herein by reference).

          3(d) Articles of Incorporation, as amended by the Articles of Amendment described in 3(c), above (filed as Exhibit 3(d) to Registrant's 1985 Annual Report on Form 10-K and incorpo-rated herein by reference).

          10(a)     Agreement  dated May  17,1993 between  O.A.M.
                    S.p.A., Fiat Auto, S.p.A. and other (filed as
                    Exhibit 10.1 to the  Current Report Dated May
                    17, 1993 filed on Form 8-K).

          10(b)     Agreement dated April 27, 1995 between Regis-    4
                    trant and Finprogetti, S.p.A., together with Exhibits A-D thereto.
          10(c)                                                     45
                    Agreement dated April 10, 1995 between Regis-trant and Alejandro DeTomaso.

          12. Subsidiaries: Maserati Automobiles Incorpo-rated, G.B.M. S.p.A., American Finance S.p.- A., O.A.M. S.p.A., Storm S.r.l., Centro Rica-mbi S.r.l., Nuova Callegari e Ghighi S.p.A., Tridentis Financiere, S.A., Newstead, Ltd.