Form 10-Q
period 1995-03-31
DETOMASO INDUSTRIES INC
filed 1995-05-19
CIK 28367

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
          (Mark One)
               (X)  QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE
                           SECURITIES EXCHANGE ACT OF l934

          For the quarter period ended        March 31, 1995
                                       -------------------------------------
                                          OR

             (  ) TRANSITION PURSUANT TO SECTION l3 OR l5(d) OF THE
                           SECURITIES EXCHANGE ACT OF l934

          For the transition period from                     to
                                         -------------------    -----------

          Commission File Number              0-2642
                                 ------------------------------------------

                              DE TOMASO INDUSTRIES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Maryland                            52-0466460
          ------------------------------               --------------------
          (State or other jurisdiction                 (I.R.S. Employer
            of incorporation)                            Identification No.)


               P.0. Box 856, l07 Monmouth Street, Red Bank, N. J. 0770l
             --------------------------------------------------------------
                 (Address of principal executive offices - Zip Code)

                                  (908) 842-7200
             -----------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                       No Change
             ---------------------------------------------------------------
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

                                        PART I


                                FINANCIAL INFORMATION


                                                       DE TOMASO INDUSTRIES, INC.

                                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                      3 Months Ended                3 Months Ended March 31,
                                                                      March 31, 1995                   1995              1994
                                                                      --------------               ----------------------------
                                                                                                  (In Millions of Italian Lire)
           Net Sales                                                    $ 5,780,516           Lit   9,850       Lit   10,364
           Cost of products sold                                          6,465,962                11,018              9,068
                                                                          ---------                ------              -----
                                                                            685,446                (1,168)             1,296

           Selling, general and administrative
                expenses                                                  1,382,042                 2,355              2,278
                                                                          ---------                 -----              -----
                                                                         (2,067,488)               (3,523)              (982)

           Interest expense                                                (454,255)                 (774)            (1,361)
           Interest and other income                                        595,070                 1,014              1,520
                                                                           --------                 -----              -----
                Income (loss) before minority
                interests                                                (1,926,643)               (3,283)              (823)
           Minority interest share of income                                (93,310)                 (159)              (192)
                                                                         -----------               -------            -------

                NET INCOME (LOSS)                                      $ (2,019,953)          Lit  (3,442)      Lit   (1,015)
                                                                       -------------               -------            -------
                                                                       =============               =======            =======


           Net income (loss) per share based on
                the average number of common
                shares and common equivalent
                shares outstanding during the
                period - Note D                                              $ (.98)          Lit  (1,673)      Lit     (493)
                                                                             -------               -------              -----
                                                                             =======               =======              =====


                                                                     3


                                                        DE TOMASO INDUSTRIES, INC.
                                                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                           Mar. 31,             Mar. 31,      December 31,
                                                                             1995                 1995               1994
                                                                           -------            ---------     -------------
                                                                           (Note C)
                                                                                            (In Millions of Italian Lire)
           ASSETS
           CURRENT ASSETS
                 Cash and cash equivalents                              $ 4,136,737        Lit    7,049        Lit   5,286
                 Marketable securities, at cost                           7,539,319              12,847              5,000
                 Receivables
                    Trade, Net                                            3,196,595               5,447             14,416
                    Other, principally from installment
                    receivable from sale of subsidiary
                    and Italian Government                               14,461,855              24,643             44,135
                 Inventories
                    Raw materials, spare parts and
                    work-in-process                                      12,397,887              21,126             17,609
                    Finished Products                                     1,755,282               2,991              2,565
                 Prepaid expenses                                           100,939                 172              1,322
                                                                         ----------             -------             ------
                       TOTAL CURRENT ASSETS                              43,588,615              74,275             90,333

           Property, Plant and Equipment - Net                            7,340,962              12,509             12,954
           Investments and other Assets                                  16,160,211              27,537             15,374
                                                                        -----------             -------            -------
                             TOTAL ASSETS                               $67,089,788        Lit  114,321       Lit  118,661
                                                                        -----------             -------            -------
                                                                        ===========             =======            =======

           LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITIES
                 Advances from banks                                    $ 8,022,887        Lit   13,671       Lit   15,784
                 Accounts payable and accrued expenses                   17,634,390              30,279             28,014
                 Sundry payables                                            538,146                 687                 35
                 Current portion of long-term debt                        2,894,366               4,932              5,681
                                                                         ----------              ------             ------
                    TOTAL CURRENT LIABILITIES                            29,089,789              49,569             49,514
           Long Term Debt                                                 2,684,272               4,574              5,004
           Deferred Foreign Severance Pay                                 4,104,460               6,994              7,137
           Minority Interests                                             8,220,657              14,008             13,849

           Shareholders' Equity
           Voting Preferred Stock, convertible share for share
                 into Common Stock, par value $2.50 (Lit 1,453)
                 per share; authorized 2,000,000 shares; issued
                 and outstanding 1,000,000 shares                           852,700               1,453              1,453
           Common Stock, par value $2.50 (Lit 1,453) per share;
                 authorized 10,000,000 shares issued and outstand-
                 ing 2,057,446 shares                                     1,753,521               2,988              2,988

           Additional paid-in capital                                    27,900,821              47,543             47,543
           Retained earnings (deficit)                                   (7,269,953)            (12,388)            (8,946)
           Equity adjustment from foreign currency translation - Note C    (246,479)               (420)               119
                                                                         ----------              ------            -------
                                                                         22,990,610              39,176             43,157
                                                                         ----------              ------            -------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $67,089,788        Lit  114,321       Lit  118,661
                                                                        -----------             -------            -------
                                                                        ===========             =======            =======




                                                                     4


                                                        DE TOMASO INDUSTRIES, INC.
                                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                      3 Months Ended          3 Months Ended March 31,
                                                                      March 31, 1995             1995           1994*
                                                                      --------------        -----------------------------
                                                                         (Note C)
                                                                                            (In Millions of Italian Lire)
           Operating Activities
                 Net income (loss)                                     $ (2,019,953)       Lit   (3,442)      Lit   (1,015)
                 Adjustments to reconcile net income (loss)
                    to net cash provided by operating
                    activities                                           (3,405,516)             (5,803)             5,608
                                                                         -----------             -------             -----
           Net cash provided by (used in) operating
                 activities                                              (5,425,469)             (9,245)             4,593
           Investing Activities
                 Purchase of property, plant and equipment                 (475,939)               (811)            (1,022)
                 Proceeds from sale of subsidiary stock                  15,845,070              27,000             23,750
                 Increase in investments                                 (7,161,385)            (12,203)           (15,000)
                                                                         -----------            --------           --------

           Net cash provided by investing activities                      8,207,746              13,986              7,728
           Financing Activities Increase (decrease) in
                 advances from banks                                     (1,240,023)             (2,113)           (10,080)
                 Increase (decrease) in long-term debt                     (691,901)             (1,179)            (1,631)
                 Other                                                      184,272                 314                 994
                                                                          ---------              ------              ------

           Net cash provided by financing activities                     (1,747,652)             (2,978)            (10,717)
                                                                         -----------             -------            --------

           Increase (Decrease) in Cash and Cash Equiva-
                 lents                                                    1,034,625               1,763               1,604
                 Cash and cash equivalents at beginning
                    of period                                             3,102,112               5,286               2,662
                                                                          ----------             ------               -----

           Cash and Cash Equivalents at End of Period                   $ 4,136,737         Lit   7,049         Lit   4,266
                                                                        -----------               -----               -----
                                                                        ===========               =====               =====


           *Reclassified to conform to 1995 presentation.



                                                                     5


                     DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    March 3l, l995


          NOTE-A--BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and foot-notes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles. For a summary of the Registrant's accounting principles, and other footnote information reference is made to the Registrant's 1994 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature.

          NOTE B--PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company, its five Italian subsidiaries (G.B.M., Centro Ricambi, American Finance, OAM S.p.A., and Hotel Roma) and two United States subsidiaries (Maserati Automobiles Incorporated and Maserati Automobiles, Inc.) Significant intercompany accounts and transactions have been eliminated upon consolida-tion.

          NOTE C--CHANGE IN BASIS OF TRANSLATION TO U.S. DOLLAR EQUIVALENTS

            The accompanying financial statements, expressed in Italian lire, have been translated in U.S. dollar equivalents at the rate of exchange prevailing at March 3l, l995.

            Exchange gains and losses actually realized have been included in operations.

            In 1976, the Company determined that it would be a more appro-priate and meaningful presentation if the primary financial statements were shown in Italian lire because the Company's manufacturing operations are entirely in Italy. Reports to the Italian government are made in lire, purchases of capital goods, financing arrangements and virtually all aspects of the Company's business are conducted in lire. Trends developed in reporting financial information should also be more informa-tive if they are presented in the currency in which the trans-action have occurred.

            The financial statements of U.S. entities for the three months ended March 3l, l995 and March 3l, 1994 have been translated to Italian lire in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all balance sheet accounts are translated at the current exchange rate and operations statement items are translated at the average exchange rate for the quarter; resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain other transaction adjustments continue to be reported in operations.

            The U.S. dollar equivalent amounts are included solely for the convenience of the shareholders of De Tomaso Industries, Inc. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents can actually be realized in or extinguished by U.S. dollars at the exchange rates used in the accompanying translation because of fluctuations in the rates of exchange.

          NOTE D--COMPUTATION OF INCOME (LOSS) PER SHARE

            Net loss per share for the three months ended March 3l, l995 and the three months ended March 3l, 1994 is computed only on the number of common stock outstanding at all times during such periods. Convertible preferred shares are not considered to be common stock equivalents because to do so would be anti-dilutive.

          Item 2. Management's discussion and analysis of Financial Conditions and Results of Operations
                  ----------------------------------------------------

                  Operations
                  ----------

                  While first quarter 1995 net sales fell by only 5% in comparison to the first quarter of 1994, the cost of products sold increased significantly and was the principal reason for the net loss realized in the 1995 quarter. The increase in the cost of products sold in the first quarter of 1995 is attributable to the institution of a significantly enlarged program of component outsourcing by the Company's Italian motorcycle manufacturing subsidiary, G.B.M. S.p.A. The enlarged component outsourcing program at G.B.M. was implemented at the beginning of the first quarter of 1995. That program involves utilizing a number of first time suppliers. In consequence, G.B.M. realized signifi-cant delays in the receipt of outsourced components as well as problems with quality of delivered components. This led to disruption of the production process which in turn led to the production of only 812 motorcycles during the first quarter. G.B.M.'s management believes that the problems it encountered with suppliers have been largely addressed, as evidenced by the production of an aggregate of more than 950 units in the months of April and May, 1995. Further increases in the rate of produc-tion are anticipated. G.B.M.'s management remains confident that the 5,500 motorcycles scheduled for production in 1995 will be competed by year end.

                  Revenue and expense related to the Company's other activities produced a break-even result, not significantly different from the net results of those activities in the first quarter of 1994.

                  Provided G.B.M. operates for the full 1995 year as forecast, the significant operating loss realized in the first quarter will be substantially ameliorated and further progress in the "turnaround" of that subsidiary will have been demonstrated.

                  Liquidity and Capital Resources
                  -------------------------------

                  Management believes its investments in marketable secu-rities and working capital, aggregating in excess of Lit. 50,000,000,000 ($29,342,723.00*), coupled with its various
          Italian credit facilities, is more than ample to fund on-going operations and its contemplated capital expenditure for the balance of the current year.

                  G.B.M. was past due at December 31, 1994 in payment of installments on a loan having an unpaid principal balance on that date of Lit. 4,151,000,000 ($2,436,033.00*) and bearing interest at 11.5%. The Company and the lender are in an advanced stage of discussions for the full refinancing of the loan, which is expected to be completed within a matter of weeks. The lender has informally agreed to forebear from taking any action with respect to the default in the interim.


          ------------

          * Italian Lire amounts are reported in U.S. dollars based on the conversion rate of 1,704 lire to the dollar prevailing at March 31, 1995.

                                     SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DE TOMASO INDUSTRIES, INC.


          Dated:  May 19, 1995            By:    s/  Catherine  D. Germano
                                               -------------------------------
                                               Catherine D. Germano, Treasurer


          Dated:  May 19, 1995            By:    s/ Howard E. Chase
                                               ---------------------------
                                               Howard E. Chase, Secretary