Form 10-Q/A
period 1995-03-31
DETOMASO INDUSTRIES INC
filed 1995-06-29
CIK 28367

FORM 10-Q/A, AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE
                         SECURITIES EXCHANGE ACT OF l934

For the quarter period ended        March 31, 1995
                             ---------------------------------------------------

                                       OR

     (  )       TRANSITION PURSUANT TO SECTION l3 OR l5(d) OF THE
                         SECURITIES EXCHANGE ACT OF l934
For the transition period from                     to
                               -------------------    --------------------------

Commission File Number              0-2642
                       ---------------------------------------------------------

                    DE TOMASO INDUSTRIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   52-0466460
- ------------------------------                    -----------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation)                                  Identification No.)

            P.0. Box 856, l07 Monmouth Street, Red Bank, N. J. 0770l
- --------------------------------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                (908) 842-7200
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                No Change
- ----------------------------------------------------------------------------
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



                                          DE TOMASO INDUSTRIES, INC.


       Dated:  June 28, 1995              By:     s/ Catherine D. Germano
                                               -------------------------------
                                               Catherine D. Germano, Treasurer



       Dated:  June 28, 1995              By:     s/ Howard E. Chase
                                               -------------------------------
                                               Howard E. Chase, Secretary