Form 10-Q
period 1995-06-30
DETOMASO INDUSTRIES INC
filed 1995-08-14
CIK 28367

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         June  30, 1995
                            -----------------------------------------------

                                       OR

     (  )       TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    ---------------------

Commission File Number              0-2642
                       ----------------------------------------------------

                              DE TOMASO INDUSTRIES, INC.
                    -----------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   52-0466460
          --------                                -----------------
  (State or other jurisdiction of incorporation)  (I.R.S. Employer
                                                  Identification No.)

            P.0. Box 856, 107 Monmouth Street, Red Bank, N. J. 07701
            --------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                (908) 842-7200
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
           ---------------------------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $2.50 par value; 4,827,466 shares.

                                     PART I


                              FINANCIAL INFORMATION

                                                       DE TOMASO INDUSTRIES, INC.

                                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                          6 Months Ended 6 Months Ended June 30,           3 Months Ended 3 Months Ended June 30,
                           June 30, 1995          1995         1994        June 30, 1995   1995           1994
                           -------------          ----         ----        -------------   ----           ----
                             (Note C)   (In Millions of Italian Lire)     (Note C) (In Millions of Italian Lire)

Net sales                  $ 18,055,147      Lit 29,466    Lit 23,804    $ 12,019,608     Lit 19,616  Lit 13,440
Cost of products sold        16,523,284          26,966        20,675       9,772,059     15,948          11,607
                             ----------          ------        ------       ---------     ------          ------
                              1,531,863           2,500         3,129       2,247,549      3,668           1,833
Selling, general and admin-
  istrative expenses          3,572,304           5,830         4,784       2,129,289      3,475           2,506
                              ---------           -----         -----       ---------      -----          ------
                             (2,040,441)         (3,330)       (1,655)        118,260        193            (673)
Interest expense               (971,201)         (1,585)       (2,377)       (496,936)      (811)         (1,016)

Interest and other income     1,018,995           1,663         3,481         397,672        649           1,961
                              ---------           -----         -----         -------        ---           -----
   INCOME (LOSS) BEFORE
    MINORITY INTERESTS       (1,992,647)         (3,252)         (551)         18,996         31             272

Minority interest share of income
                               (158,701)           (259)         (418)        (61,275)      (100)           (226)
                             ----------       ----------   ----------      ----------  ---------       ---------
   NET INCOME (LOSS)        $(2,151,348)     Lit (3,511)   Lit   (969)     $   42,279  Lit   (69)      Lit    46
                             ===========     ===========  ===========     ============ =========       =========



Net income (loss) per share
  based on the average number
  of common shares and common
  equivalent shares outstanding
  during the period - Note D
                                  $(1.05)    Lit (1,706)   Lit   (471)       $(.02)    Lit   (34)      Lit    15
                           =============     ===========   ===========    ===========  =========       =========

                                            3

                           DE TOMASO INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                           June 30,             June 30,          December 31,
                                             1995                 1995               1994
                                           -------              --------        ------------
                                           (Note C)             (In Millions of Italian Lire)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $ 2,799,632    Lit   4,569 Lit   5,286
     Marketable securities, at cost                9,288,603         15,159       5,000
     Receivables
       Trade, Net                                  6,490,196         10,592      14,416
       Other, principally from installment
       receivable from sale of subsidiary
       and Italian Government                     13,006,127         21,226      44,135
     Inventories
       Raw materials, spare parts and
       work-in-process                            14,037,990         22,910      17,609
       Finished Products                           1,689,338          2,757       2,565
     Prepaid expenses                                115,809            189       1,322
                                                 -----------    -----------     -------
          TOTAL CURRENT ASSETS                    47,427,695         77,402      90,333

Property, Plant and Equipment - Net                7,392,157         12,064      12,954
Investments and other Assets                      13,812,500         22,542      15,374
                                                 -----------        -------     -------
            TOTAL ASSETS                         $68,632,352    Lit 112,008 Lit 118,661
                                                 -----------    ----------- -----------
                                                 ===========    =========== ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Advances from banks                         $ 6,459,558    Lit  10,542      15,784
     Accounts payable and accrued expenses
                                                  17,644,608         28,796      28,014
     Sundry payables                                 139,706            228          35

     Current portion of long-term debt               478,554            781       5,681
                                                    --------           ----      ------
       TOTAL CURRENT LIABILITIES                  24,722,426         40,347      49,514

Long Term Debt                                     6,569,853         10,722       5,004
Deferred Foreign Severance Pay                     4,427,083          7,225       7,137
Minority Interests                                 8,644,608         14,108      13,849

Shareholders' Equity
Voting Preferred Stock, convertible share for share
     into Common Stock, par value $2.50 (Lit 1,453)
     per share; authorized 2,000,000 shares; issued
     and outstanding 1,000,000 shares                890,319          1,453       1,453
Common Stock, par value $2.50 (Lit 1,453) per share;
     authorized 10,000,000 shares issued and outstand-
     ing 2,057,446 shares                          1,830,882          2,988       2,988

Additional paid-in capital                        29,131,740         47,543      47,543
Retained earnings (deficit)                       (7,632,966)       (12,457)     (8,946)

Equity adjustment from foreign currency translation - Note C
                                                      48,407             79         119
                                              --------------      ---------      ------
                                                  24,268,382         39,606      43,157
                                                  ----------      ---------      ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 $68,632,352    Lit 112,008 Lit 118,661
                                                 -----------        -------     -------
                                                 ===========        =======     =======

                           DE TOMASO INDUSTRIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            6 Months Ended        6 Months Ended June 30,
                                             June 30 , 1995        1995           1994*
                                             --------------     ----------------------------
                                                (Note C)        (In Millions of Italian Lire)
Operating Activities
     Net income (loss)                        $ (2,151,348)    Lit   (3,511) Lit   (969)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities                               (7,389,093)         (12,059)      6,975
                                               -----------         --------      -----
Net cash provided by (used in) operating
     activities                                 (9,540,441)         (15,570)      6,006

Investing Activities
     Purchase of property, plant and equipment
                                                  (765,931)          (1,250)     (1,060)
     Proceeds from sale of subsidiary stock
                                                16,544,118           27,000      23,750
     Increase in investments                    (4,392,157)          (7,168)    (15,000)
                                               -----------          -------    --------

Net cash provided by investing activities       11,386,030           18,582       7,690

Financing Activities
     Increase (decrease) in advances from banks
                                                (3,212,010)          (5,242)    (12,150)
     Increase (decrease) in long-term debt         501,225              818      (1,994)
     Other                                         425,858              695
                                                 ---------           ------      -------

Net cash provided by financing activities       (2,284,927)          (3,729)    (14,144)

Increase (Decrease) in Cash and Cash Equiva-
     lents                                        (439,338)            (717)       (448)
     Cash and cash equivalents at beginning
       of period                                 3,238,970            5,286       2,662
                                                 ---------           ------      ------

Cash and Cash Equivalents at End of Period
                                                $2,799,632        Lit 4,569   Lit 2,2l4
                                               ===========        =========   =========


*Reclassified to conform to 1995 presentation.

                   DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1995


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

NOTE C--CHANGE IN BASIS OF TRANSLATION TO U.S. DOLLAR EQUIVALENTS

     The accompanying financial statements, expressed in Italian lire, have been translated in U.S. dollar equivalents at the rate of exchange prevailing at June 30, 1995.

     Exchange  gains  and  losses  actually   realized  have  been  included  in
     operations.

     In 1976, the Company determined that it would be a more appropriate and meaningful presentation if the primary financial statements were shown in Italian lire because the Company's manufacturing operations are entirely in Italy. Reports to the Italian government are made in lire, purchases of capital goods, financing arrangements and virtually all aspects of the Company's business are conducted in lire. Trends developed in reporting financial information should also be more informative if they are presented in the currency in which the transaction have occurred.

     The financial statements of U.S. entities for the three months ended June 30, 1995 and June 30, 1994 have been translated to Italian lire in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all balance sheet accounts are translated at the current exchange rate and operations statement items are translated at the average exchange rate for the quarter; resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain other transaction adjustments continue to be reported in operations.

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

NOTE D--COMPUTATION OF INCOME  (LOSS) PER SHARE

     Net income for the three months ended June 30, 1994 is computed on the number of common stock and common stock equivalents outstanding at all times during such periods.

     Net loss per share for the six months ended June 30, 1995 and June 30, 1994 and the three months ended June 30, 1995 is computed only on the number of common stock outstanding at all times during such periods. Convertible preferred shares are not considered to be common stock equivalents because to do so would be anti-dilutive.

NOTE E--SUBSEQUENT EVENTS

     In July, 1995, the Company completed the acquisition of the principal assets of Finprogetti S.p.A. in exchange for 2,035,786 of the Company's common shares valued at $12.26 each and aggregating approximately $25,000,-
     000. In a related transaction, certain Finprogetti shareholders purchased 408,008 of the Company's common shares at $12.26 each, aggregating ap-proximately $5,000,000. Finprogetti is obligated to purchase by September 30, 1995, 338,011 additional common shares for approximately $4,100,000.

     Also, in July, 1995, the Company reacquired from a former Officer of the Company 703,774 common shares at a price of $11.27 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------------

     Operations
     ----------

     Three Months Ended June 30, 1995 and June 30, 1994
     --------------------------------------------------

     Net sales increased approximately 46% to Lit. 19,616,000,000 ($12,019,608) in the three month period ended June 30, 1995 compared to the second quarter of 1994. Gross profits doubled over the 1994 period, while gross profit margins increased to 18.7% in the 1995 period from 13.6% in the 1994 period.

     Operations at the Company's G.B.M. S.p.A. motorcycle subsidiary continued to improve. Excluding the almost completed liquidation of the Benelli scooter inventory, G.B.M. unit sales increased almost 41% over the second quarter of 1994. Production increased in each month of the quarter, and G.B.M. began to reduce some of the production backlog which had built up in the first quarter.
While  continuing  improvements  in   production  rates,  quality  control  and
coordination of deliveries of out-sourced materials and components with production requirements are anticipated, many problems remain to be addressed. As a consequence, temporary setbacks in production could occur.

     The operating improvements at G.B.M. were offset by a combination of factors. Higher selling, general and administrative expenses were incurred due to greater motorcycle sales and costs associated with the acquisition of the principal assets of Finprogetti S.p.A. which was completed immediately after the close of the quarter. Additionally, the Company reported lower interest and other income in the 1995 second quarter because the 1994 period included approximately Lit. 742,500,000 ($454,963) of imputed interest relating to the final installment from Fiat of Lit. 27,000,000,000 ($16,544,117) paid in January 1995 from the 1993 sale of the Company's 51% equity interest in Maserati. In contrast, the Company realized interest at a lower rate in 1995, and used portions of the final installment to reduce bank indebtedness and fund prior operating losses.

     The Company, as a result of these factors, lost Lit. 69,000,000 ($42,279), or Lit. 34 ($.02) per share, in the second quarter of 1995, compared to net income of Lit. 46,000,000 ($28,186), or Lit. 15 ($.01), in the comparable 1994 period.

     Six Months ended June 30, 1995 and June 30, 1994
     ------------------------------------------------

     Net sales for the six month period in 1995 increased 23.8% to Lit. 29,466,- 000,000 ($18,055,147) compared to the 1994 period. Gross profits, however, declined 20.1% from the 1994 to 1995 six month period, and gross profit margins declined to 8.5% from 13.1% as a lingering result of the Company's poor first quarter 1995 results.

     Due principally to the first quarter loss, the Company lost Lit. 3,511,000- ,000 ($2,151,348), equal to Lit. 1,706 ($1.05) per share in the 1995 six month period, compared to a net loss of Lit. 969,000,000 ($593,750), equal to Lit. 471 ($.29) in the 1994 period.

     Liquidity and Capital Resources
     -------------------------------

     Using a portion of the proceeds of the 1993 Fiat transaction, the Company has reduced bank indebtedness by approximately Lit. 5,000,000,000 ($3,063,726) since December 31, 1994. G.B.M. has completed renegotiations on the terms of a loan which had been in default, resulting in a decrease in the current portion of long term indebtedness and a corresponding increase in long term indebtedness. Accrued interest on the loan was also capitalized.

     Within days after the completion of the Finprogetti transaction, on July 21, 1995, the Company acquired 703,774 shares of stock formerly owned by Alejandro De Tomaso, the Company's former Chairman, at a price of $11.27 per share. The Company paid the purchase price by delivering a combination of
approximately    $3,063,000  in  cash  and   certain  other  assets    valued
at approximately $4,869,000. The Company's acquisition of the principal assets of Finprogetti S.p.A. was in exchange for 2,035,786 newly issued shares of common stock, valued at an aggregate of approximately $25,000,000. 248,673 shares, representing the consideration for an Italian tax refund of Lit. 5,000,000,000 ($3,063,725) due to Finprogetti, are being held in escrow until the refund is received by the Company and until release may not be voted by Finprogetti. Certain Finprogetti shareholders also purchased an additional 408,008 shares of common stock of the Company by paying $5,000,000 in cash. Finprogetti is obligated to purchase or cause others to purchase an additional 338,011 shares of common stock for an aggregate of approximately $4,100,000 by September 30, 1995. The Company is obligated to purchase the remaining 776,530 shares formerly owned by Mr. De Tomaso at $11.27 per share by June 20, 1998 unless those shares have already been sold.

     Management holds the view that the development of the non-operating real estate assets formerly owned by Finprogetti does not fit within the long term strategic goals of the Company. Those assets will be sold over time in the ordinary course of business and the resulting capital will be used for the Company's operations. Given the improvement in G.B.M.'s operations, the Company's internal capital resources, together with available bank financing, are more than adequate for its foreseeable capital needs, including the planned redemption of up to 80% of the outstanding shares held by public shareholders, and the businesses of G.B.M., the temporary management company acquired from Finprogetti, and other contemplated activities relating to potential "turnarounds" of troubled companies.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DE TOMASO INDUSTRIES, INC.


Dated:  August 14, 1995                 By:    s/ Catherine D. Germano
                                            ------------------------------------
                                              Catherine D. Germano, Treasurer

Dated:  August 14, 1995                 By:     s/ Howard E. Chase
                                             -----------------------------------
                                              Howard E. Chase, Secretary