Form 10-Q
period 1995-09-30
DETOMASO INDUSTRIES INC
filed 1995-12-19
CIK 28367

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
(Mark One)
      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended     September  30, 1995
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

                         DE TOMASO INDUSTRIES, INC.
                         --------------------------
           (Exact name of registrant as specified in its charter)

              Maryland                                      52-0466460
              --------                                  ----------------
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

                                No Change
--------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---     --


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $2.50 par value; 4,714,332 shares.

                                   PART I


                           FINANCIAL INFORMATION



                                                     DE TOMASO INDUSTRIES, INC.
                                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         9 Months Ended       9 Months Ended Sept 30,   3 Months Ended     3 Months Ended Sept 30,
                                         Sept  30, 1995            1995         1994     Sept 30, 1995        1995          1994
                                         --------------            ----         ----     -------------        ----          ----
                                             (Note C)    (In Millions of Italian Lire)     (Note C)    (In Millions of Italian Lire)

Net Revenue
   From Manufacturing Operations
     Sales                                 $28,743,812      Lit 46,450     Lit 34,431    $10,509,901    Lit 16,984    Lit 10,627
     Interest & Other                        1,785,272           2,885          4,778        756,188         1,222         l,297
   From Management/Financial Activities
     Interest Commissions and Other            456,683             738                       456,683           738

   From Real Estate Activities                 225,866             365                       225,866           365
                                           -----------          ------       --------    -----------       -------      --------
                                            31,211,633          50,438         39,209     11,948,638        19,309        11,924
Costs and Expenses
   Manufacturing Operations
     Cost of Products Sold                  25,475,248          41,168         30,238      8,788,366        14,202         9,563
     Selling, General and
       Administrative Expenses               5,358,292           8,659          7,023      1,750,619         2,829         2,239
     Interest                                1,681,931           2,718          3,358        701,114         1,133           981
   Management/Financial Activities
     Interest Commissions and Other            526,609             851                       526,609           851
     Selling, General and
       Administrative Expenses                 161,510             261                       161,510           261
     Other (Income) Expense                    (25,990)            (42)                      (25,990)          (42)
   Real Estate Activities
     Cost of Real Estate Sold                   17,327              28                        17,327            28
     Selling, General and
       Administrative Expenses                 251,237             406                       251,237           406
     Interest                                  355,817             575                       355,817           575
     Other (Income) Expense                    (45,173)            (73)                      (45,173)          (73)
                                            ----------          ------        -------     ----------         ------         ------
                                            33,756,808          54,551         40,619     12,481,436         20,170         12,783
                                            ----------          ------        -------     ----------         ------         ------
Income (Loss) Before Minority
   Interest and Income Taxes                (2,545,175)         (4,113)        (1,410)      (532,798)          (861)          (859)
   Minority Interests Share
     of (Income) Loss                         (240,718)           (389)          (709)       (80,446)          (130)          (291)
   Provision for Income Taxes                 (196,782)           (318)                     (196,782)          (318)
                                             ---------      -----------    ----------       ---------    -----------     ---------
               Net Income (Loss)           $(2,982,675)     Lit (4,820)    Lit (2,119)     $(810,026)    Lit (1,309)    Lit (1,150)
                                           ============     ============   ===========     ==========    ===========    ===========

Net income (Loss)  per share based
   on the average number of
   common shares and  common
   equivalent shares outstanding
   during the period - Note D                   $(1.07)     Lit (1,724)    Lit (1,030)        $(.19)     Lit   (306)    Lit (1,740)
                                           ============     ============   ===========     ==========    ===========    ===========


                                               DE TOMASO INDUSTRIES, INC.
                                         CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   Sept 30,             Sept 30,      December 31,
                                                                     1995                 1995               1994
                                                                   -------            ---------     -------------
                                                                   (Note C)          (In Millions of Italian Lire)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $ 6,970,916       Lit    11,265        Lit   5,286
   Marketable securities, at cost                                 9,287,129              15,008              5,000
   Receivables
         Trade, Net                                              20,466,583              33,074             14,416
         Other, principally from installment
         receivable from sale of subsidiary
         and Italian Government                                  15,342,822              24,794             44,135
   Inventories
         Raw materials, spare parts and
         work-in-process                                         16,855,817              27,239             17,609
         Finished Products                                          862,005               1,393              2,565
   Prepaid expenses and other current assets                        935,644               1,512              1,322
                                                                -----------            --------            -------
            TOTAL CURRENT ASSETS                                 70,720,916             114,285             90,333

Assets of real estate activities                                 24,576,732              39,716
Property, Plant and Equipment - Net                               5,612,005               9,069             12,954
Investments and other Assets                                     14,142,327              22,854             15,374
Goodwill                                                          4,874,381               7,877
                                                               ------------        -------------        -----------
               TOTAL ASSETS                                    $119,926,361        Lit  193,801         Lit 118,661
                                                               ============        ============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Advances from banks                                          $16,993,812        Lit   27,462       Lit   15,784
   Accounts payable and accrued expenses                         17,176,980              27,758             28,014
   Sundry payables                                                8,550,124              13,817                 35
   Current portion of long-term debt                              3,551,361               5,739              5,681
                                                               ------------        -------------        -----------
         TOTAL CURRENT LIABILITIES                               46,272,277              74,776             49,514

Long Term Debt                                                   12,775,371              20,645              5,004
Deferred Foreign Severance Pay                                    5,030,941               8,130              7,137
Minority Interests                                               10,014,233              16,183             13,849
Shareholders' Equity
Voting Preferred Stock, convertible share for share
   into Common Stock, par value $2.50 (Lit 1,453)
   per share; authorized 2,000,000 shares; issued
   and outstanding 1,000,000 shares in 1994                                                                  1,453
Common Stock, par value $2.50 (Lit 1,453) per share;
   authorized 10,000,000 shares issued and outstand-
   ing 2,057,446 shares in 1994 & 4,714,332 in 1995               4,871,287               7,872              2,988

Additional paid-in capital                                       56,669,554              91,578             47,543
Retained earnings (deficit)                                      (8,518,564)            (13,766)            (8,946)
Treasury  Stock                                                  (7,287,129)            (11,776)
Equity adjustment from foreign currency translation - Note C         98,391                 159                119
                                                               ------------        -------------        -----------
                                                                 45,833,539              74,067             43,157
                                                               ------------        -------------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $119,926,361         Lit 193,801       Lit  118,661
                                                               ============         ===========       ============


                                              DE TOMASO INDUSTRIES, INC.

                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                              9 Months Ended               9 Months Ended Sept 30,
                                                              Sept 30 , 1995               1995              1994*
                                                              --------------         -----------------------------
                                                                 (Note C)
                                                                                     (In Millions of Italian Lire)

Operating Activities
   Net income (loss)                                           $ (2,982,675)       Lit   (4,820)      Lit   (2,119)
   Adjustments to reconcile net income (loss)
         to net cash provided by operating
         activities                                              (4,316,831)             (6,976)             9,840
                                                               ------------        ------------       ------------
Net cash provided by (used in) operating
   activities                                                    (7,299,506)            (11,796)             7,721

Investing Activities
   Purchase of property, plant and equipment                       (688,738)             (1,113)            (1,291)
   Proceeds from sale of subsidiary stock                        16,707,921              27,000             23,750
   Increase in investments                                       (5,589,728)             (9,033)           (14,760)
   Net proceeds from sales (purchases)
         of common stock                                          2,045,173               3,305
                                                               ------------        ------------       ------------

Net cash provided by investing activities                        12,474,628              20,159              7,699

Financing Activities
   Increase (decrease) in advances from banks                    (2,359,530)             (3,813)           (11,739)
   Increase (decrease) in long-term debt                            366,336                 592             (1,994)
   Other                                                            517,946                 837
                                                               ------------        ------------       ------------

Net cash provided by financing activities                        (1,475,248)             (2,384)           (13,733)
                                                               ------------        ------------       ------------

Increase (Decrease) in Cash and Cash Equiva-
   lents                                                          3,699,874               5,979              1,687
   Cash and cash equivalents at beginning
         of period                                                3,271,040               5,286              2,662
                                                               ------------        ------------       ------------

Cash and Cash Equivalents at End of Period                       $6,970,914          Lit 11,265          Lit 4,349
                                                               ============        ============       ============



*Reclassified to conform to 1995 presentation.

                DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             September 30, 1995


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

NOTE B--PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company, its seven Italian subsidiaries (G.B.M., Centro Ricambi, American Finance, OAM S.p.A., Finprogetti International Holding S.A., Finprogetti Investment Immobiliari S.p.A., and Finprogetti Servizi S.p.A. and their respective subsidiaries, and two United States sub-sidiaries (Maserati Automobiles Incorporated and Maserati Automobiles, Inc.) Significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE C--CHANGE IN BASIS OF TRANSLATION TO U.S. DOLLAR EQUIVALENTS

  The accompanying financial statements, expressed in Italian lire, have been translated in U.S. dollar equivalents at the rate of exchange prevailing at September 30, 1995.

  Exchange gains and losses actually realized have been included in operations.

  In 1976, the Company determined that it would be a more appropriate and meaningful presentation if the primary financial statements were shown in Italian lire because the Company's manufacturing operations are entirely in Italy. Reports to the Italian government are made in lire, purchases of capital goods, financing arrangements and virtually all aspects of the Company's business are conducted in lire. Trends developed in reporting financial information should also be more infor-mative if they are presented in the currency in which the transaction have occurred.

  The financial statements of U.S. entities for the three months ended September 30, 1995 and September 30, 1994 have been translated to Italian lire in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all balance sheet accounts are translated at the current exchange rate and operations statement items are translated at the average exchange rate for the quarter; resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain other transaction adjustments continue to be reported in operations.

  The U.S. dollar equivalent amounts are included solely for the con-venience of the shareholders of De Tomaso Industries, Inc. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents can actually be realized in or extinguished by U.S. dollars at the exchange rates used in the accompanying translation because of fluctuations in the rates of exchange

NOTE D--COMPUTATION OF INCOME (LOSS) PER SHARE

  Net loss per share for the nine months ended September 30, 1995 and September 30, 1994 and the three months ended September 30, 1995 and September 30, 1994 is computed only on the average number of shares of common stock outstan-ding at all times during such periods. Convertible preferred shares are not considered to be common stock equivalents because to do so would be anti-dilutive.

NOTE E--COMMON STOCK

  In July, 1995, 1,000,000 shares of preferred stock were converted into 1,000,000 shares of common stock. In addition, 408,008 shares of common stock were sold for Lit 8,205,057,180 ($5,077,387) to certain shareholders of Finprogetti S.p.A. and 703,774 shares of common stock were purchased from Alejandro De Tomaso, the Company's former Chairman, for Lit 4,900,000,000 ($3,032,178) and certain other assets of the Company with a book value of Lit 6,876,000,000 ($4,254,950).

  Also in July, 1995, the Company issued 1,922,652 shares of common stock to Finprogetti S.p.A. in exchange for its principal net assets with a book value of Lit 31,803,000,000 ($19,680,074). The difference between the current value of the shares of common stock issued of Lit 38,658,000,000 ($23,922,030) and the book value of the assets acquired has been preliminarily accounted for as goodwill. The Company has determined to discontinue the real estate activities acquired. The effects of such discontinuance, if any, cannot be estimated with accuracy until the completion of an analysis of the net realizable value of the assets acquired.

  The Company has also issued 30,000 shares of common stock in exchange for the remaining minority interests in G.B.M. in connection with a recapitalization of that subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------


     Three Months Ended September 30, 1995 and September 30, 1994
     ------------------------------------------------------------

Manufacturing Operations
------------------------

     Operations in the Company's manufacturing segment principally reflects its G.B.M. S.p.A. motorcycle subsidiary. Since the Company engaged the temporary management services of T.I.M. S.p.A., formerly a subsidiary of Finprogetti, S.p.A., now a subsidiary of the Company since being acquired in July 1995 from Finprogetti, G.B.M. has enjoyed a sustained period of recovery.

     Net sales increased approximately 60% to Lit. 16,984,000,000 ($10,509,901) in the three month period ended September 30, 1995 compared to Lit. 10,627,000,000 ($6,576,114) in the third quarter of 1994 which itself represented a 47% increase in net sales over the period in 1993 before the engagement of T.I.M. Gross profits jumped 164% over the 1994 period, while gross profit margins increased to 16% in the 1995 period from 10% in the 1994 period.

     G.B.M. unit sales increased 22% over the third quarter of 1994, which 1994 unit sales were 62% higher than the unit sales in the comparable 1993 period. Sales of the Company's largest and most profitable motorcycles in the 1995 period increased 53% from the prior year period.

     Selling, general and administrative expenses for the Company's manufacturing operations segment include all of the Company's corporate office expenses in order to preserve comparability to prior reports when manufacturing was the only industry segment in which the Company was engaged.

     During the third quarter, the Company acquired Lita S.p.A., an Italian manufacturer of welded tubes used in the automotive and furniture in-dustries at a cost of Lit. 615,000,000 ($380,569). Sales and income from Lita were immaterial to overall results.

Management and Financial Activities
-----------------------------------

     The Company completed its acquisition of the principal net assets of Finprogetti S.p.A. in July. T.I.M. S.p.A., the hands-on management services subsidiary and the other financial service subsidiaries acquired from Finprogetti by the Company produced revenue of Lit. 738,000,000 ($456,683), consisting principally of TIM's management fees and interest earned on financing activities. Such revenues were more than offset, however, by operating costs and expenses of Lit. 851,000,000 ($526,609) and selling, general and ad-ministrative expenses of Lit. 261,000,000 ($161,510).

Real Estate Activities
----------------------

     A portion of the assets acquired from Finprogetti relate to real estate operations and development. The Company has decided to discontinue those operations with a view to liquidating the assets and using the proceeds to invest in troubled companies and other companies which present opportunistic investment situations. The effect of the discontinuation will be presented in future reports upon the completion of an analysis of the net realizable value of those assets. In the three month period ended September 30, 1995, the real estate activities lost Lit. 543,000,000 ($336,015) on revenue of Lit. 365,000,000 ($225,886), due principally to interest costs.

Consolidated Operating Results
------------------------------

     Due principally to losses sustained by the Finprogetti financing and real estate operations, and amortization of costs associated with the Finprogetti acquisition, the Company lost Lit. 1,309,000,000 ($810,000), or Lit. 306 ($.19) per share, in the three months ended September 30, 1995, compared to Lit. 1,150,000,000 ($711,634), or Lit 1,740 ($1.08) per share in the comparable 1994 period. Losses in 1994, by contrast, were due to G.B.M. operations and corporate overhead expenses. Due to the increase in shares outstanding resulting from the Finprogetti acquisition, per share data are not directly comparable.

     Nine Months ended September 30, 1995 and September 30, 1994
     -----------------------------------------------------------

Manufacturing Operations
------------------------

     Despite a poor first quarter at G.B.M., net sales for the nine month period in 1995 increased 57.6% to Lit. 46,450,000,000 ($28,743,812)
compared to Lit 34,431,000,000 ($21,306,312) in the 1994 period.  The 1994 period itself represented a 27% improvement over 1993. Gross profits increased 26% from the 1994 to 1995 nine month period, but gross profit margins declined to 11% from 12% as a lingering result of the Company's poor first quarter 1995 results.

Managerial/Financial Activities
-------------------------------

     Having acquired the Finprogetti companies during the third quarter of 1995, there are no data to report regarding the nine months ended September 30, 1995 or September 30, 1994.

Consolidated Operating Results
------------------------------

     The Company lost Lit. 4,820,000,000 ($2,982,675), equal to Lit. 1,724
($1.07) per share in the 1995 nine month period, compared to a net loss of Lit. 2,119,000,000 ($1,311,262), equal to Lit. 1,030 ($.64) per share in the 1994 period. The loss in the 1995 period was due to the activities of the former Finprogetti operations, and losses sustained earlier in the year by G.B.M.; G.B.M. was restored to essentially break-even operation for the third quarter of 1995.

Liquidity and Capital Resources
-------------------------------

     On July 21, 1995, the Company acquired 703,774 shares of stock formerly owned by Alejandro De Tomaso, the Company's former Chairman, at a price of $11.27 per share. The Company paid the purchase price by delivering a combination of approximately $3,063,000 in cash and certain
other assets valued at approximately $4,869,000.   The Company's ac-
quisition on July 17, 1995 of the principal assets of Finprogetti S.p.A. was in exchange for 1,922,652 newly issued shares of common stock, valued at an aggregate of approximately $25,000,000. Of such issuance, 248,673 shares, representing the consideration for an Italian tax refund of Lit. 5,000,000,000 ($3,094,059) due to Finprogetti, are being held in escrow until the refund is received by the Company. Until release from escrow, such shares may not be voted by Finprogetti. Certain Finprogetti shareholders also purchased an additional 408,008 shares of common stock of the Company by paying $5,077,387 in cash. The Company is obligated to purchase the remaining 776,530 shares formerly owned by Mr. De Tomaso at $11.27 per share by June 20, 1998 unless those shares have already been sold.

     The Company's cash holdings increased from the year ended December 31, 1994 by Lit. 5,979,000,000 ($3,699,874) due principally to the sale of shares during the third quarter, net of cash paid in connection with the purchase of shares formerly owned by Mr. De Tomaso, the receipt earlier in the year of the final installment from Fiat Auto S.p.A. for its acquisition of the Company's equity interest in Maserati S.p.A. The payment from Fiat was largely invested in short-term marketable securities as well as in other investments and assets which have been pledged to secure obligations.

     Given the improvement in G.B.M.'s operations, the Company's internal capital resources, together with available bank financing, are more than adequate for its foreseeable capital needs, including the planned redemption of up to 80% of the outstanding shares held by public shareholders, and the businesses of G.B.M., TIM and other contemplated activities relating to providing management and financial assistance to troubled companies and other companies presenting opportunistic investment situations.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DE TOMASO INDUSTRIES, INC.


Dated:   December 14, 1995              By:      s/ Howard E. Chase
                                             -------------------------------
                                               Howard E. Chase, President



Dated:   December 14, 1995              By:      s/ Carlo Previtali
                                             -------------------------------
                                               Carlo Previtali, Secretary