Form 10-Q/A
period 1995-09-30
DETOMASO INDUSTRIES INC
filed 1995-12-20
CIK 28367

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

Net income (Loss)  per share based
   on the average number of
   common shares and  common
   equivalent shares outstanding
   during the period - Note D                   $(1.07)     Lit (1,724)    Lit (1,030)        $(.19)     Lit   (306)    Lit   (559)
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

Consolidated Operating Results
------------------------------

     Due principally to losses sustained by the Finprogetti financing and real estate operations, and amortization of costs associated with the Finprogetti acquisition, the Company lost Lit. 1,309,000,000 ($810,000), or Lit. 306 ($.19) per share, in the three months ended September 30, 1995, compared to Lit. 1,150,000,000 ($711,634), or Lit 559 ($.35) per share in the comparable 1994 period. Losses in 1994, by contrast, were due to G.B.M. operations and corporate overhead expenses. Due to the increase in shares outstanding resulting from the Finprogetti acquisition, per share data are not directly comparable.

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



                                        DE TOMASO INDUSTRIES, INC.


Dated:   December 20, 1995              By:      s/ Howard E. Chase
                                             -------------------------------
                                               Howard E. Chase, President



Dated:   December 20, 1995              By:      s/ Carlo Previtali
                                             -------------------------------
                                               Carlo Previtali, Secretary