Form 10-K
period 1995-12-31
DETOMASO INDUSTRIES INC
filed 1996-04-16
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
- ---
of 1934  [Fee Required]

              For the fiscal year ended    December 31, 1995     or
                                        ------------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
Act of 1934. [No Fee Required]

For the transition period from                      to                        .
                               --------------------    -----------------------

Commission File Number   0-2642
                       ----------

                           DE TOMASO INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                                     52-0466460
- --------------------------------------------------     -------------------------
(State of other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
or organization)

             P.O. Box 856
107 Monmouth Street, Red Bank, New Jersey                          07701
- ------------------------------------------                  -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:        (908) 842-7200
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

               Yes:      X                             No:
                    ------------                            ------------


The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of March 28, 1996, was $48,444,756.

The number of shares of common stock, $2.50 par value, outstanding as of March 28, 1996 was 4,714,332.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.
                              Page 1 of 120 Pages
                        Exhibit Index appears at Pages 68-69.

                                     PART I
                                     ------


Item 1.   Business
- ------    --------

     (a)  General Development of Business
          -------------------------------

Introduction
- ------------

     Having effected during 1995 a basic restructuring of its operations and strategic direction, the Company today provides an array of temporary management and opportunistic capital investment resources to troubled businesses located
primarily in Italy.   By rendering these services, the Company acquires the
ability to earn fees from the engagements (including negotiated bonuses in the form of cash or equity for achieving agreed upon results), to make investments of its capital, alone or with other strategic or financial investors, in minority or controlling equity positions in managed clients ("Portfolio Companies").

     The Company plans to realize income from the operations of wholly or majority owned companies and from the disposition of its equity interests in the Portfolio Companies at enhanced values resulting from the rendering of management services by the Company.

     The Company's new business structure enables it to apply its management and capital investment skills to present and future Portfolio Companies as well as to outside clients, to incentivize outside clients to make greater use of the Company's resources, and to utilize its clients as sources for new management engagements and capital investment opportunities.

     The Company's strategic refocus is an outgrowth of the sudden illness in 1993 of the Company's former chairman, Alejandro De Tomaso, and, contemporane-ously, the divestiture by the Company of the entirety of its controlling interest in its principal Italian operating subsidiary, Maserati S.p.A. to Fiat Auto S.p.A.

     In 1993, after the Maserati sale, the Company's only operating subsidiary was G.B.M. S.p.A. (since renamed Moto Guzzi S.p.A. and referred to throughout this report as "Moto Guzzi"). At that time, Moto Guzzi was a manufacturer of medium and high priced motorcycles which for years had been both unprofitable and undercapitalized. The Company's Board was prepared to consider a capital investment by or joint venture with a third party, the sale of its interest in Moto Guzzi, or some other form of business combination to repair Moto Guzzi's capital deficiencies and financial condition.

     When those efforts proved unsuccessful, the Company, in May 1994, engaged Temporary Integrated Management S.r.l. ("T.I.M.") to provide Moto Guzzi with critically needed temporary management in order to staunch losses and to design a capital plan for future growth or sale of the subsidiary. Management selected
and installed by T.I.M. continues to operate Moto Guzzi.   As described below,
under T.I.M.'s direction, Moto Guzzi increased production and sales, reduced costs, and achieved virtual break-even results on an operating profit basis. The Company's 100%-owned motorcycle manufacturing subsidiary today manufactures a high priced line of motorcycles under the trademark "Moto Guzzi", and is the successor to businesses acquired by the Company in 1972. Moto Guzzi cycles vary in engine displacement from 300cc to 1,100cc, although the subsidiary has determined to focus its future sales and development efforts on its larger motorcycles, having engines of 750cc or greater.

     T.I.M. is now a wholly-owned subsidiary of the Company, having been acquired in 1995 as part of the purchase of substantially all of the operating assets of Finprogetti, S.p.A., (see "Finprogetti Acquisition", below). While the operations of T.I.M. to date have not been material to the consolidated results of operations of the Company, the acquisition of T.I.M. was an essential component of the redirection of the Company's business strategy, as it permits the Company to combine T.I.M.'s skill and knowledge in providing capable management to troubled businesses with the Company's abilities in analyzing capital requirements and transaction structuring, and to apply such capabilities to investment opportunities arising out of T.I.M.'s management engagement.

     Previously, in November, 1993, T.I.M.'s management services were engaged by Finprogetti, itself a financially troubled, privately held Italian corporation, the capital of which was invested in real estate and financial services ventures. Finprogetti acquired a 55% equity interest in T.I.M. in November, 1994 by buying shares from Albino Collini, T.I.M.'s founder. Sig. Collini had become Finprogetti's managing director in November, 1993.

Finprogetti Acquisition
- -----------------------

     In December 1994, (T.I.M. having managed Moto Guzzi during the last seven months of the year), the Company's Board received an offer from Finprogetti in which it was proposed that: (a) the Company would acquire substantially all of the operating assets of Finprogetti, including its Italian real estate interests, its T.I.M. subsidiary, a leasing and factoring company and certain Italian tax receivables aggregating Lit. 5,150,000,000 ($3,243,073)* , in exchange for newly issued shares of the Company's common stock valued at Lit. 20,106.73 per share ($12.26 at the then-prevailing exchange rate), and (b) Finprogetti would make or cause others to make additional equity investments in the Company aggregating up to Lit. 15,000,000,000






- --------------------

     *
     Throughout this statement, all amounts are stated in Italian Lire, unless otherwise stated. Amounts in Italian lire have been converted into U.S. dollars solely for convenience at the exchange rate of 1,588 to the U.S. dollar prevailing on December 31, 1995.

     The US dollar equivalent amounts are included solely for the convenience of the readers of the financial statements. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by US dollars at the exchange rates used in the accompanying translation.

($9,445,844) paying cash therefor at the same price of Lit. 20,106.73 per share. If aggregate additional investments were less than Lit. 15,000,000,000, it was agreed that Finprogetti would realize a reduction in the number of shares to be issued in connection with the acquisition of the Finprogetti assets.

     Under the agreement ultimately negotiated with Finprogetti, which closed on July 17, 1995, a total of 1,922,652 shares of common stock were issued in exchange for the Finprogetti assets, and certain of the Finprogetti shareholders purchased an additional 408,008 shares for an aggregate amount of Lit. 8,203,706,600 (approximately $5 million). A portion of the 1,922,652 shares are being held in escrow pending receipt by the Company of a Lit. 5,150 million
Italian tax refund due to one of the acquired Finprogetti companies.   See Note
3 to Notes to the Financial Statements.

     The former Finprogetti real estate assets acquired by the Company are not presently intended to be held long term. The Company either will seek a strategic partner to help manage the properties or will seek to dispose of them in due course and at maximally favorable values.

Lita Acquisition
- ----------------

     In the first execution of its new business plan following its acquisition of Finprogetti's subsidiaries, including T.I.M., on July 25, 1995, the Company, through one of its Italian subsidiaries, acquired Lita S.p.A. ("Lita"), an Italian manufacturer of steel tubing used for automotive purposes and in the manufacture of metal furniture. Lita's operations, while not material to the Company's consolidated 1995 results of operations, are expected to be material to the Company's operations in 1996.

     Lita was acquired from a client of T.I.M. which had retained T.I.M. to manage the company after a material decline in Lita's operations, and to oversee its sale to a third party to be identified by T.I.M. The physical and operational presence of T.I.M. at Lita, its ability to examine and comprehen-sively analyze the operational and capital needs of the client, and T.I.M.'s ability to provide its client access to the capital finance resources of the Company represents an example of an investment opportunity arising from T.I.M.'s management business. The stock of Lita was acquired at a cost of Lit. 615 million ($387,280), representing a discount of approximately Lit. 1,600 million ($1,007,557) from the book value of its assets. Through management provided to Lita by T.I.M., the Company hopes to enhance the value of Lita as a Portfolio Company and benefit both from income generated from Lita's operations and from an eventual disposition of the rejuvenated subsidiary.

     In summary, while the strategic focus of the Company is to seek opportunistic investments through relationships developed from its management service business with business owners and bank creditors, today, through its Italian Portfolio Companies, the Company has material operations in the following industry segments:

     - the manufacture and sale of high priced motorcycles through its Moto Guzzi subsidiary;

     - the operation and sale of operating and developmental real property through subsidiaries acquired from Finprogetti; and

     - the manufacture and sale of specialty steel tubing through its Lita subsidiary.


     Additionally, the Company owns 84.35 % of the capital stock of O.A.M. S.p.A., the entity which had owned Maserati S.p.A. Chrysler Corporation has owned a 15.65% equity interest in O.A.M. since 1986.

     The Company also owns 100% or controlling interests in the following subsidiaries which are either inactive or which are being liquidated, and which in the aggregate account for less than 1% of the consolidated net worth of the
Company: Tridentis, S.A., Newstead, Ltd., Finprogetti Servizi S.p.A., American Finance, S.p.A., MAI, Inc. and Storm S.p.A.


     The Company's strategic plan is to expand substantially the size and scope of the Company's hands-on management and financing business in "turnaround" and opportunistic investment situations. The Company intends to engage from time to time in strategic relationships with other enterprises which are both well-capitalized and which finance troubled and underperforming businesses or which are seeking "local" partners with hands-on management capabilities.

     The Company was incorporated under the laws of the State of Maryland in 1917.

     The following table summarizes the subsidiaries' legal jurisdictions and operations. The following charts depict the structure of the Company as at December 31, 1995.

     The following is a textual summary of the current organizational chart of the Company. The chart in graphical form is included in the paper version of this filing:

     The Company owns 100% of the equity interest in Maserati Automobiles, Inc., a Delaware corporation, Finprogetti International Holding, S.A. ("FIH") and Finprogetti Servizi S.p.A. ("Servizi"). The Company owns a 99.9% equity interest in Moto Guzzi S.p.A. ("Moto Guzzi") and American Finance S.p.A. ("AF"), a 99.67% equity interest in Finprogetti Investimenti Immobiliari S.p.A. ("Immobiliari"), and a 45% equity interest in Temporary Integrated
Management S.p.A. ("TIM") all Italian corporations.  FIH owns the remaining
 .33% equity interest in Immobiliari. Servizi owns the remaining 55% equity interest in TIM.

     Moto Guzzi owns a 99.67% equity interest in Centro Ricambi S.r.l., an Italian corporation, and a 25% equity interest in A+G Motorrad GmbH, a German corporation.

     AF owns a 100% equity interest in Tridentis Financiere, S.A. ("Tridentis"), a Luxembourg corporation, an 83.92% equity interest in O.A.M. S.r.l. ("OAM"), and a 99.9% equity interest in Storm S.r.l., Italian corporations. Tridentis owns a 100% equity interest in Newstead, Ltd., an Ireland corporation.

     Immobiliari owns a 99.9% equity interest in Pastorino Strade, S.r.l., a 25% equity interest in Domer S.r.l., an 80% equity interest in Grand Hotel Bitia S.r.l. and a 66.67% equity interest in Immobiliare Broseta S.r.l., all Italian entities. FIH owns the remaining .10% equity interest in Pastorino Strade. Domer owns a 68.19% equity interest in Interim S.p.A. which in turn owns the remaining 33.33% equity interest in Immobiliare Broseta.

     Servizi owns a 95.54% equity interest in Finproservice S.p.A., an Italian corporation.

     FIH owns a 99.9% equity interest in Lita S.p.A., an Italian corporation.

     (b)  Financial Information About Industry Segments.
          ---------------------------------------------

          Information on net sales, operating profit, depreciation and amortization, capital expenditures and assets employed for each segment of the Company's business for the three year period ended December 31, 1995 is contained in Note 14 to the Financial Statements and is incorporated herein by reference.

     (c)  Narrative Description of Business
          ---------------------------------
          The Company has three (3) business segments: motorcycles, steel tubing and commercial real estate development. Two such segments - motorcycles and real estate - were material to the Company's 1995 results of operations.

     (i)  Motorcycles
          -----------

          The motorcycle segment continues to dominate reported results of operations in 1995, accounting for approximately 89.5% of the Company's consolidated net sales.

          Moto Guzzi, the Company's 100%-owned motorcycle manufacturing subsidiary, manufactures a high priced line of motorcycles under the trademark "Moto Guzzi", and is the successor to businesses acquired by the Company in 1972. Moto Guzzi cycles vary in engine displacement from 300cc to 1,100cc, although the subsidiary has made a strategic decision to concentrate development and sales efforts on its largest motorcycles, having engines of 750cc or larger.
 Moto Guzzi spare parts are distributed through Centro Ricambi S.r.l. ("Centro Ricambi"), now a 100% owned subsidiary of Moto Guzzi following purchase of the minority shareholding of 3.33% in the first quarter of 1996. Moto Guzzi had also manufactured and sold smaller and lower priced cycles under the "Benelli" trademark, but closed production of these vehicles in 1993. Moto Guzzi continues to maintain a small inventory of Benelli motorcycles.

     All motorcycle manufacturing is conducted at Moto Guzzi's Mandello, Italy facility. Moto Guzzi manufactures certain power train components, acquires certain other components from outside suppliers, and performs finishing work and assembly into motorcycle bodies. Moto Guzzi's operations have been managed since May 1994 by a T.I.M.-appointed manager.

Distribution
- ------------

     Moto Guzzi maintains an Italian distribution network of over 200 independent dealers.

     In 1995, a single importer-distributor acted as exclusive importer-distributor for Moto Guzzi in each of France, Japan, Denmark, Finland, Germany, Greece, Malta, New Zealand, Norway, Portugal, Sweden, Austria, Switzerland, Australia, the U.K., the United States and Holland.

     Moto Guzzi owns a 25% equity interest in A+G Motorod GmbH ("A+G"), a German corporation, the majority of the shares of which is owned by Aprilia S.p.A., another Italian manufacturer of motorcycles with small displacement engines. A+G distributes the motorcycles of both Moto Guzzi and Aprilia in the German market. An amended shareholders' agreement has extended the current arrangement through December 31, 1996 by which time Moto Guzzi must decide to continue the existing arrangement or to terminate it, with a view to distributing its products in Germany directly or through another distributor.

     No single Italian dealer accounted for more than 5% of the sales of Moto Guzzi in 1995. The Italian dealers who distribute Moto Guzzi motorcycles generally handle other brands as well.

Net Sales
- ---------

     Since 1981, sales and production of Moto Guzzi motorcycles, with only occasional interruptions, had been declining consistently. Production of Moto Guzzi's larger Moto Guzzi machines declined from 2,935 units in 1992 to 2,175 units in 1993. Similar declines were sustained in the smaller Benelli motorcycles (including Benelli models marketed as small Moto Guzzi models).

     In 1994, following the engagement of T.I.M. to improve manufacturing and sales results, Moto Guzzi's overall unit sales improved by 28% and production of the company's larger machines expanded to 3,048 units. In 1995, units sales increased by 23.1% from 4,278 in 1994 to 5,266 in 1995, of which 4,800 had engine displacements of 350cc or greater and 466 had displacements of less than 350cc. Additionally, 448 Benelli motorcycles were sold from inventory.

     All sales are invoiced in Italian lire except sales to the United States which are invoiced in US dollars. Prices are customarily reviewed and are increased to cover increases in production costs at periodic intervals and in light of prevailing exchange rates. Italian prices for motorcycles traditionally have been higher than export prices. In 1995, Moto Guzzi increased prices of its various models twice, with such increases aggregating approximately 9% on average for domestic sales and for export sales invoiced in lire and 4% in respect of export sales to the US, which are invoiced in US dollars. Export sales continued to reflect lower margins than domestic Italian sales.

     Sales in 1995 of Moto Guzzi machines to the Italian and other governments were 16.2% of its total motorcycle sales revenues.

Backlogs
- --------

     Moto Guzzi's entire 1995 production capacity was covered by orders in hand on January 1, 1995. Such orders were subject to cancellation without penalty. Backlog of Moto Guzzi units for 1995 delivery at January 1, 1995 was approximately Lit. 54,803,000,000 ($33,912,747) in the aggregate, representing
5,523 units.   Backlog was approximately Lit 10,000,000,000 ($6,188,119) at
January 1, 1994. Orders for 1996 delivery exceed current production capacity and the Company expects it will again be unable fully to satisfy demand for its motorcycles in the current year. Such orders too are cancelable without penalty. The Company has drawn up a sales and production plan for 1996 for approximately 6,400 motorcycles based on supplying strategic markets and customers. Customarily, additional orders have been received during the course of the year.

     Moto Guzzi is seeking to increase production and productivity without increasing the size of its work force by increased use of component outsourcing.


Competition
- -----------

     The sale of motorcycles is a highly competitive business, with competition typically coming from all powered passenger vehicles, as well as motorcycles. The overall market in Italy contracted slightly in 1995, with new vehicle registrations in Italy declining by 2.7% compared to 1994. Overall, Moto Guzzi had a 2.3% share of the Italian domestic market in 1995 and sales of its largest motorcycles (over 750 cc) represented approximately a 2.6% market share. Moto Guzzi's share of the Italian market must be considered in the light of its inability to meet demand in 1995 due to production capacity limitations, as noted above.

     The Italian market remains dominated by large, well-financed Japanese manufacturers. A number of Italian and foreign manufacturers, principally Cagiva, Honda, Yamaha, Kawasaki and Suzuki, sell their products in the Italian market. In 1995, the Italian market shares of the principal competitors of Moto Guzzi on a unit basis were as follows:

     For the largest machines (over 750cc):

     Harley Davidson - 19.7%; BMW - 17.5%; Ducati - 14.6%; Honda - 14.1%; Suzuki- 9.3%; Kawasaki - 8.0%; Moto Guzzi 2.6%; Triumph 2.5%.

     For all motorcycles:

     Honda - 25.4%; Yamaha - 15.2%; Aprilia - 12.1%; Suzuki - 9.0 %; BMW - 6.7%;
Kawasaki - 6.6%; Ducati - 6.1%; Cagiva 5.2%; Harley Davidson - 4.1%; Motor Guzzi 2.3%.

     Moto Guzzi maintains an extremely small share of the world-wide motorcycle market, which is dominated by many of the same manufacturers that predominate in Italy.


Raw Materials and Components
- ----------------------------

     The source and supply of motorcycle raw materials, including aluminum for power train components, is not a significant business risk for Moto Guzzi. There are multiple reliable sources for components.

     The cost of imported raw materials is affected by variations in currency exchange rates. In 1994, the value of the Italian lire had declined relative to the currency of Italy's primary trading partners which resulted simultaneously in an increase in the cost of imported raw materials and in an improvement in the price competitiveness of Italian-made finished goods, such as Moto Guzzi's motorcycles. In 1995, as a result of greater stability, currency exchange rates had a less significant effect on costs and price competitiveness.

     During 1995, the costs of materials and components for production of a motorcycle increased by approximately 6.2% over 1994 average costs levels. Approximately 4.8% of this was due to material cost increases, 1.2% to outsourcing of certain components and 0.2% to technical improvements and modifications to specifications. A significant element of the raw material price increase was in respect of purchased aluminum components which increased by approximately 30%, mainly due to aluminum prices.

Research and Development and Continuing Engineering
- ---------------------------------------------------

     Moto Guzzi is continuously engaged in company-sponsored programs of product improvement and development. Aggregate 1995 research and development expenditures by Moto Guzzi were Lit. 861 million ($542,191) compared to Lit. 197 million ($124,055) in 1994, and Lit. 409 million ($257,557) in 1993. Of the Lit.
861 million expenditure in 1995, approximately Lit. 602 million was in respect of development of models whose production will commence in 1996.

     These on-going programs relate to developing more powerful engines with improved performance and durability characteristics, superior braking systems, suspensions, frames, transmissions and other components applicable to two-wheeled vehicles.

Seasonal Nature of Business
- ---------------------------

     Moto Guzzi's business has been turned around to the point that again it is affected by seasonal factors. Retail market demand is highest in the spring and early summer, whereas most sales to the Italian government take place in the last quarter of the year. Moto Guzzi, like most Italian companies, traditionally shuts down production in August of each year and traditionally also has reduced production over the Christmas holidays and in the period immediately following, while inventory is being taken. Moto Guzzi is now seeking to reduce the production slowdown during this December-January period as part of its effort to increase overall production levels by not suspending production during the period of physical inventory taking.

Working Capital Items
- ---------------------

     Moto Guzzi is not affected by any unusual industry practices relating to returns of merchandise or extended payment, nor are they required to carry unusually significant inventories. Due to a strategic decision to increase component outsourcing, inventory levels increased in 1995. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

Patents and Trademarks
- ----------------------

     Except as described below, the business of Moto Guzzi is not and has not been in any material respect dependent upon patents, licenses, franchises or concessions. The component parts of motorcycles are manufactured pursuant to well known techniques and include components which are not unique to its products, although some of these components are specially styled and designed. Management believes that the trade name "Moto Guzzi" and the related trademarks are well known and highly regarded throughout the world, and appropriate steps have been taken to protect Moto Guzzi's rights in these trade names and trademarks in those countries representing significant markets.

Compliance with Governmental Regulations
- ----------------------------------------

     Moto Guzzi, along with other motorcycle manufacturers, has incurred substantial costs in designing and testing products to comply with safety and emissions requirements. Such standards have added, and will continue to add, substantially to the price of the vehicles while competitive pressures have kept export prices lower than domestic Italian sales prices.

     The distribution of motorcycles in the United States is not subject to the required federal safety equipment and damage susceptibility regulations applicable only to automobiles, such as bumper durability, and front and side impact resistance and passive restraint systems insofar as they relate to newly manufactured post-1990 vehicles, nor to state or federal automobile fuel economy or emissions regulations with respect to such vehicles.

     All motorcycles produced by the Company and its subsidiaries for sale in the United States are manufactured with the intent to comply with all applicable federal safety standards. The Company's 1995 model year motorcycles comply with EPA emission standards applicable in all 50 states.

Employees and Employee Relations
- --------------------------------

     At December 31, 1995, Moto Guzzi had 338 employees, compared to 303 at December 31, 1994, of whom approximately 74% were engaged in factory production and the balance in various supervisory, sales, purchasing, administrative, design, engineering and clerical activities. At December 31, 1995, Centro Ricambi had 19 employees. Approximately 42% of Centro Ricambi's employees are engaged in warehouse and shipping work, with the balance engaged in supervisory, purchasing, administrative and clerical activities. Labor hourly costs increased approximately 3.4% in 1995 at Moto Guzzi as a result of pay rises of 2.5% and a bonus for reaching production targets of approximately 0.9%. Annualized labor costs based on data through December 31, 1995 were approximately 17 % higher than in 1994 in the aggregate due to the engagement of additional personnel, pay increases and increased overtime. Overtime hours amounted to 9.6% of total hours in 1995 compared to 5.9% in 1994.

     Moto Guzzi was not subjected to any strikes or work stoppages in 1995, whereas two national strikes in 1994 cost Moto Guzzi 3,217 production hours. In Modena, the local Centro Ricambi "company" contract expired on March 31, 1994. A new contract has not yet been signed. Moto Guzzi's "company" contract was renegotiated early in 1996. The terms of the renegotiation are not expected to have a significant impact on labor costs. In 1995, Moto Guzzi did not avail itself of any Italian government furlough program due to production furloughs.

     Under Italian law, persons in a company acquire the right to severance pay based upon salary and years of service. At December 31, 1995, the Company was obligated to pay employees an aggregate of Lit. 8,231,00,000 ($5,183,000) compared to Lit. 7,137,000,000 ($4,494,000) at December 31, 1994.

     (ii)   Steel Tubing
            ------------

     Although not material to its 1995 consolidated operations, Lita, which was acquired on July 25, 1995, is expected to be a material line of business in 1996. Summary information about Lita is therefore provided in this report.
All of the stock of Lita was acquired at a cost of Lit. 615,000,000 ($383,344), representing a sizeable discount against the book value of its assets of Lit. 2,264,000,000 ($1,424,000). Lita manufactures plain and perforated molded steel tubes used principally in the automotive and furniture industries. The subsidiary's factory in Torino has a production capacity of approximately 15,000 tons, but the company produced at 60% of capacity in 1995 and has achieved capacity utilization of less than 73% since 1992. T.I.M. had been engaged by the former owners of Lita in October 1994 to provide management assistance, and to assist in identifying potential acquirors. Since T.I.M.'s engagement, most of the customers lost by Lita in 1994 have been regained, supplier relationships re-established and export relationships established. As budgeted by T.I.M.'s managers, Lita, in 1996, is accordingly expected to realize substantially higher revenues than in 1995, and, as a consequence, is expected to become a material subsidiary of the Company.

     (iii)     Commercial Real Estate Development Segment
               ------------------------------------------

     The Company acquired as part of the Finprogetti transaction a real estate portfolio, which it will seek to liquidate at opportune times. The portfolio consists of investments in four properties in Italy and a minority shareholding in a property development company.

     Commercial property at Cologne, Italy, has a book value of Lit. 16,276 million and outstanding loans secured on the property amounting to Lit. 14,546 million at December 31, 1995. The Cologne property is approximately 22,000 square meters, 80% of which is currently rented to a multinational company under an operating lease expiring in 1998. The remaining space can only be commercially exploited after repairs to the existing structure. A sale, at market value, of all or a portion of the Company's 100% interest to the Company's affiliate, Interim S.p.A. is currently being examined. In current market conditions, the Company expects to recover the book value of the property, after depreciation through the date of sale.

     The Company has a 66.7% interest in Immobiliare Broseta S.r.l. which owns industrial and commercial holdings and additional surrounding land aggregating approximately 66,000 square meters in Bergamo, Italy. The remaining 33.3% is held by the Company's affiliate, Interim S.p.A. Net of minority interests Broseta has a value of approximately Lit. 5,200 million in the Company's balance sheet as at December 31, 1995. The real estate has a book value of Lit. 11,949 million and outstanding loans of Lit. 4,716 million and the major part of the property is represented by six buildings to be restructured for residential use.
 The Company is negotiating to dispose of its 66.7% interest in this property to Domer S.p.A., at market value (which is not expected to be less than book value), in return for secured loan notes and unsecured loan notes payable on the earlier of completion and eventual sale of the development or three years.

     The Company owns an 80% interest in unimproved land aggregating 2,539,020 square meters near Cagliari (Sardinia), Italy and which has a book value at December 31, 1995 of Lit. 6,000 million. An unaffiliated third party has acquired an option to purchase the Company's interest on or before June 30, 1996 for an amount above book value. The Company does not believe this option will be exercised. The land has development potential for tourism or residential purposes and the Company will explore its disposition following the lapse, or otherwise of the outstanding option.

     The Company owns a 100% interest in Pastorino S.r.l., which owns concession rights over 196 spaces in a municipal parking garage in Genoa, Italy. The book value of the concession rights is Lit. 4,641 million at December 1995. The rights last until the year 2041 and are being depreciated over the period from acquisition to this date. The Company has sub-contracted management of the parking spaces under a three year contract and will consider disposition on the termination of this contract or sooner, depending on market conditions.

     The Company owns a minority interest in Interim S.p.A. (through a 25% indirect interest in Domer S.p.A. which owns 68.2% of Interim S.p.A.).
Interim S.p.A. is a property development company based in Brescia, Italy which has several projects under active development as at December 31, 1995. This investment has a value of Lit. 1,630 million as at December 31, 1995 and the Company has no current intention to dispose of it.

     (d)  Financial Information About Foreign and
          Domestic (Italian) Operations and Export Sales
          ----------------------------------------------

Motorcycle Business
- -------------------

     All motorcycle production occurs in Italy and foreign sales are made to distributors located outside Italy. Most foreign sales are made to Western European countries. Although in the aggregate sales outside of Italy are significant, sales to any particular country other than France, Germany, the United Kingdom, Holland, Australia,
Japan, Austria and Switzerland are insignificant.   In 1995, the Company had
aggregate sales outside of Italy of Lit. 35,634 million ($22,440,000) representing 65% of total motorcycle sales.

     Set forth below are charts illustrating percentage of motorcycle sales revenues attributable to various geographic areas in the three most recent fiscal years.





     Geographic Areas
     ----------------
                                                  Year Ended December 31
Benelli & Moto Guzzi Motorcycles             1995           1994          1993
- --------------------------------             ----           ----          ----

Italy                                        35%            38%           35%
Europe (other than Italy)                    49%            51%           41%
United States                                 6%             5%            6%
Elsewhere                                    10%             6%           18%


Steel Tubing
- ------------

     All sales by Lita were made within Italy.

Item 2.   Properties

     The following facilities were, and unless so indicated, are presently, leased or owned by the Company in the active conduct of its business:

     (a) 1,460 square feet of office space at 107 Monmouth Street, Red Bank, New Jersey 07701, in which are located the United States administrative offices of the Company, and which is occupied under a month-to-month lease, at a monthly rental of $970. It is anticipated that the Company will relocate its administrative offices closer to the region's international airports and to the residence of the Company's President and CEO.

     (b) Factory and office facilities owned in fee and located in Mandello del Lario, Italy in a group of one, two and three story buildings aggregating 54,550 square meters, and which is used by Moto Guzzi This facility is currently operating at approximately 50% of production capacity calculated as a percentage of available space, compared to a utilization rate of 30% in 1994.

     (c) One single-story 2,800 square meter concrete building located in Modena, Italy and completed in late 1983 with an 8 meter ceiling, rented on a month-to-month basis by Centro Ricambi from De Tomaso Modena, an affiliate of Mr. Alejandro De Tomaso, at a monthly rental of Lit. 9,000,000 ($5,569) since January 1, 1984. This facility has been fully utilized as a spare parts distribution facility for Moto Guzzi. The subsidiary is seeking to relocate its operations to other facilities.

     (d) Office, retail showroom, service and warehouse space at 1501 Caton Avenue, Baltimore, Maryland, situated on a 2.9 acre tract in a steel and masonry building of approximately 25,000 square feet, owned by MAI. The facility had operated at approximately 40% of capacity in 1994. Insofar as MAI has suspended operations, the facility became vacant in 1995. The Company has agreed to sell the property and, subject to obtaining a zoning variance from the City of Baltimore, expects to consummate the sale prior to the end of the third quarter. The agreement will expire in July 1996 if the variance has not been obtained.

     (e) A combined commercial and residential building in Rome owned by OAM. The two-story building occupies approximately 1,100 square meters. The commercial portion (the basement, ground floor and access ramp) is rented to a Guzzi dealership pursuant to a long-term lease. The first floor is rented for residential purposes, and contains approximately 152 square meters of space. The Company is attempting to dispose of the property during the current fiscal year at not less than book value.

     (f) Offices aggregating 480 square meters in Milan, Italy, used by Finprogetti Servizi, Finprogetti Investimenti Immobiliari and T.I.M. are leased from an entity affiliated with Francesco Pugno Vanoni, the Chairman of the Board of the Company, and his brother, at a cost of Lit. 130,000,000 ($82,000) in 1995 under a lease expiring on August 31, 2000. The rental is believed to be comparable to rents paid for similar facilities elsewhere in Milan.

     (g) Warehouse, offices and surrounding land aggregating 63,874 square meters in Cologne, Italy. Approximately 80% of the 22,122 square meter office and warehouse space is rented to a single tenant at an annual rental of Lit. 1,280,000,000 ($806,000) and negotiations are proceeding to rent the remainder of the space to the tenant. The Company is negotiating the disposition of the property, which is encumbered by a Lit. 14,546 million ($9,160,000) mortgage.

     (h) Unimproved land aggregating 2,539,020 square meters in Cagliari, Italy. The Company, through Finprogetti Immobiliari, owns an 80% interest therein, and is exploring its disposition. An unaffiliated third party has acquired an option to purchase the Company's interest on or before June 30, 1996 for Lit. 10,600,000,000 ($6,675,000) less outstanding debt.

     (i) Industrial and commercial holdings and additional surrounding land aggregating 66,301 square meters in Bergamo, Italy. The Company owns, directly or indirectly through its Finprogetti subsidiaries, a 66.7% interest in the property which is available for development but is essentially unused. The sites include six structures which date from the 17th century. The Company is currently negotiating to dispose of this property and related debt of Lit. 4,716 million.

     (j) Offices aggregating 150 square meters in Brescia, Italy used by Finproservice S.p.A. at an annual rental of Lit. 16,000,000 ($9,901) under a six year lease expiring in 2001.

     (k) Subconcession rights to 196 spaces in a municipal parking garage in Genoa, Italy. The spaces are managed by an unaffiliated party under an agreement which expired in June 1995. Subsequently, the Company has sub-contracted management of the parking spaces under a three year contract and will consider disposition on the termination of this contract or sooner, depending on market conditions.

     (l) The Company also owns minority interests in entities which own other property in Bergamo and Brescia.

     (m) Factory and related commercial facility aggregating approximately 10,000 square meters in Torino, Italy leased by Lita, used at approximately 60% of capacity.

Item 3.   Legal Proceedings
- ------    -----------------

     A shareholder has commenced a litigation in federal court seeking to compel the Board of Directors to hold a shareholders meeting relating to the 1993 sale of Maserati to Fiat. The Company believes the action is without merit, and, in any event, will be rendered moot by the expected ratification of such sale by the shareholders at the forthcoming shareholder's meeting.

     The Company and its subsidiaries are involved in litigation in the normal course of business, Management does not believe, based on the advice of its legal advisors, that the final settlement of such litigation will have an adverse effect on the Company's consolidated financial position as at December 31, 1995.

Item 4.   Submission of matters to a vote of Security Holders
- ------    ---------------------------------------------------

     (a)  A Vote of Security Holders

          None.


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
- ------    ---------------------------------------------------------------------

     As of March 28, 1996, there were 1,334 holders of record of the Company's common stock.

     The Company's common stock traded on the non-NASD over-the-counter market, commonly called the "pink sheets" in 1993 and until September 23, 1994. Since September 24, 1994, the common stock has traded on the NASDAQ small-capitalization market system. The reported prices represent inter-dealer prices, which do not include retail mark-ups, mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

                                           Bid Prices

     1993                               High Bid  Low Bid
     ----                               --------  -------

     1st Quarter                        3 1/2     3 1/2
     2nd Quarter                        4 1/2     4
     3rd Quarter                        -         -
     4th Quarter                        2         2

     1994
     ----

     lst Quarter                        3         2 1/2
     2nd Quarter                        5 1/2     2 1/2
     3rd Quarter through September 23   5 1/2     4
     September 26 through September 30  5         4 1/2
     4th Quarter                        9 1/4     4 1/4

     1995
     ----

     lst Quarter                        9 1/2     7 3/4
     2nd Quarter                        9 5/8     8 1/2
     3rd Quarter                        9 3/4     9 3/8
     4th Quarter                        10 1/2    9 1/2


     1996
     ----

     January 1 through March 28         11        10 1/4


     No dividends were declared or paid during 1993, 1994 or 1995. The Company does not believe that its capital needs will permit the payment of a dividend in the foreseeable future.



Item 6.        Selected Financial Data
- ------         -----------------------
                                        Year ended
                                        December 31                     Years ended December 31,
                                          1995          1995        1994         1993         1992         1991
                                     --------------------------------------------------------------------------
                                          US$(1)
                                                      (Millions of Italian Lire - except for per share amounts)

Net Sales                           $  45,499    Lit. 72,253      51,994       41,919       45,346       32,219

Loss from continuing operations
 before extraordinary items            (4,395)        (6,980)     (3,277)      (6,736)      (3,967)      (9,811)

Net (loss)/income                      (4,395)        (6,980)     (3,277)     153,497 (2)  (75,984)     (17,320)

Loss per share from continuing
 operations before extraordinary
 items                                  (1.30)        (2,065)     (1,593)      (2,203)      (1,928)      (4,769)

Net (loss)/income per share             (1.30)        (2,065)     (1,593)      50,204 (2)  (36,931)      (8,418)

Total Assets                          115,133        182,830     118,661      127,556      223,295      264,724

Long-term debt                         11,397         18,098       5,004        5,738       71,949 (3)   32,056


Cash dividends paid per
 common share                         Dividends have not been paid in the past.

   1995 figures include the effects of acquisitions of certain subsidiaries and assets from Finprogetti S.p.A. and of Lita S.p.A.

     1 The above information for the year ended December 31, 1995, expressed in Italian Lire, has been translated into U.S. Dollar equivalents in thousands of dollars (except for per share amounts), at the rate of exchange prevailing at December 31, 1995. The prevailing exchange rates as at the end of the five most recently completed fiscal years is as follows:

               1,588 Lire per U.S. Dollar at December 31, 1995 1,622 Lire per U.S. Dollar at December 31, 1994 1,713 Lire per U.S. Dollar at December 31, 1993 1,478 Lire per U.S. Dollar at December 31, 1992 1,147 Lire per U.S. Dollar at December 31, 1991

        The high, low and average conversion rates for the years 1991-1995 are as follows:
                              High           Low            Average
                              ----           ---            -------
               1995           1,767          1,565          1,626
               1994           1,689          1,539          1,612
               1993           1,713          1,478          1,574
               1992           1,475          1,066          1,243
               1991           1,364          1,089          1,241

     2 Includes a gain of Lit. 160,233 million (Lit. 52,407 per share) resulting from the sale of the Company's 51% interest in Maserati S.p.A. to Fiat.

     3 Long-term debt in 1992 includes advances from affiliates of Lit. 61,000 million.

Item 7.   Management's Discussion and Analysis of
        Financial Conditions and Results of Operations
        ----------------------------------------------

General
- -------

     The acquisition of T.I.M. as part of the Finprogetti transaction enables the Company to apply that subsidiary's management skills to "turn around" troubled companies, enhancing their value. The significant progress achieved at Moto Guzzi at which an operating loss of only Lit. 45,000,000 ($28,000) was realized in 1995, bears witness to the importance of that transaction. Based on its 1996 production budget, Moto Guzzi's unit production and sales should increase by 20% over 1995 levels.

     The acquisition of Lita S.p.A. at a price substantially below its book value illustrates how a T.I.M. management engagement for a client can give rise to an opportunistic investment. Lita, a manufacturer of steel tubing, expects to realize increases in production and revenues over 1995 levels of 50% and 73% respectively. Lita's 1996 operations will be material to the Company's operations.

     T.I.M.'s management engagements frequently involve "turn around" plans requiring financial restructurings. Such restructurings frequently involve the need for new capital, as well as the need for creditors to forgive debt or to convert debt into equity. Each such engagement affords the Company an investment opportunity. What distinguishes the company from other financial investors is that the Company, in investing its capital, relies on its own management skills rather than those of others. The real estate holdings acquired from Finprogetti, while currently constituting material assets on the Company's balance sheet, are intended to be disposed of, with the net proceeds to be utilized to make investments in companies to be managed by T.I.M.

     In reviewing the information that follows, the reader should think of the Company as management and capital resources which are brought to bear through the operation of and investments in troubled companies, with the objective of realizing operating profits and investment gains.

Results of Operations
- ---------------------

Overview
- --------

     Net Sales

     Overall the Company has seen a growth of 38.7% in net sales in 1995 compared to 1994 as follows:

     Organic Growth of motorcycle segment         30.4%
     Acquired businesses                          14.4%
     Disposed operations                          (5.9%)

     Margins

     Underlying margins in the motorcycle business, the Company's largest, increased to 15.1% in 1995 from 13.5% in 1994. Margin growth has, however, been contained by reserves and writeoffs for inventory and tooling resulting from strategic decisions to concentrate on larger motorbikes and largely to abandon the smaller "Moto Guzzi" and "Benelli" models. The motorcycle business was still in a turnaround phase at the end of 1995 and, while results achieved in 1995 are very encouraging, further work remains to put this business on a sound "stand-alone" basis. Margins in 1995 were also affected by a large increase in product development costs from Lit. 197 million in 1994 to Lit. 861 million in 1995.

     Margins decreased slightly in 1994 compared to 1993, due largely to a favorable reduction of obsolescence reserves in 1993 outweighing a small improvement in the motorcycle business in 1994.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses reflect an increase of approximately Lit. 2,200 million (US $1,385,000), resulting from the Finprogetti and Lita businesses acquired. Direct transaction costs of Lit. 1,224 million (US $771,000) were capitalized as part of the purchase cost but, more generally, costs of reorganizing the Company's operating structure have added to expense in 1995 while the benefits will accrue to future periods. The Company's new operational structure, which was put in place in the second half of 1995, has a higher cost than in prior periods which the Company will seek to recover from bringing certain accounting and legal functions in-house, from retainer and success fees from services to third parties and operating profits and investment gains from Portfolio Companies.

     There have also been small increases of administrative costs at Moto Guzzi reflecting investment in personnel for new computer systems and a management group to control outsourcing. Reductions in selling, general and administrative expenses in 1994 compared to 1993 largely reflect the efforts of T.I.M. in reducing costs at Moto Guzzi during the early phase of that company's turnaround.

     Interest Income and Expense

     Interest income in 1994 was significantly influenced by Lit. 2,976 million ($1,874,000) of imputed interest on the final installment of Lit. 27,000 million due from Fiat for the sale of Maserati to Fiat in 1993 which was received on January 1, 1995.

     Interest expense has also been significantly affected by the Finprogetti and Lita acquisitions which have resulted in an increase of approximately Lit. 1,100 million of interest expense in the six months since acquisition, principally from real estate loans. External interest expense relative to Moto Guzzi has also increased over 1994, due mainly to build-up of
inventory levels.   Interest expense in 1994 declined from 1993 due to disposal of debt and advances from banks relating to the disposition of Maserati.

     Taxation

     The Lit. 420 million tax charge on operating losses from continuing operations of Lit. 6,110 million appears as anomalous. It results from the fact that most of the Company's operations are in Italy where companies are taxed on their individual results without the possibility of filing consolidated returns. The Company's corporate and tax structure will be examined in 1996 to seek to improve tax efficiency.

     Discontinued operations

     In May 1993, the Company completed the disposition of its remaining equity interest in its Maserati S.p.A. subsidiary. Maserati, which manufactured Maserati and Innocenti automobiles, had been the Company's most significant industry segment until its disposition.

     Net Loss

     The principal reasons for the increased loss in 1995 compared to 1994 are as follows: (1) Management made a strategic decision to focus Moto Guzzi production on a small number of large, high priced models, resulting in increases in inventory reserve and write-offs of tooling of approximately
Lit. 1,800 million ($1,134,000) and research and development expenses for new models which was more than Lit. 600 million ($378,000) above 1994's level;
(2) the Company incurred interest expense associated with the real estate acquired from Finprogetti of approximately Lit. 1,000 million ($630,000), and exchange losses of approximately Lit. 900 million ($567,000) arising from a domestic currency swap related to the planned self-tender and from short term intercompany advances from subsidiaries.

     The loss of Lit. 3,277 million in 1994, compared to Lit. 6,736 million in 1993, declined as a result of the commencement of the turnaround at Moto Guzzi since T.I.M. managers took charge in May 1994, and net interest benefits arising from the proceeds from the sale of Maserati.

Motorcycles
- -----------

     Summary Information (in millions of lire)

     Net sales to unaffiliated customers, in millions of Italian lire:
                                             '95-'94              '94-'93
                         1995       1994     Growth %      1993   Growth %
                         ----       ----     --------      ----   --------

     Motorcycles        55,218     40,714      35.6%     29,986     35.8%
     Parts               9,453      8,135      16.2%      7,498      8.5%

     Results:

     Operating loss       (45)      (632)                 (846)



     Net sales exclude sales of parts from Moto Guzzi to its spare parts distribution subsidiary. Operating loss is total revenues less operating expenses, excluding interest, corporate expenses and other income/(expense).

     Net Sales and Orders

     Units sold increased to 5,266 in 1995 up from 4,278 in 1994 (excluding clearance of old Benelli inventory), with significant growth in the sales of the Company's larger and more expensive models (over 750 cc), where sales increased to 4,800 units from 4,149 units. Moto Guzzi increased prices of its various models twice in 1995, with such increases aggregating approximately 9% on average for domestic sales Italy and for export sales invoices in lire and 4% in respect of export sales to the United States, which are invoiced in US dollars. Unit sales in 1994 improved 28% from 1993 unit sales.

     Sales in 1995 of Moto Guzzi motorcycles to Italian and foreign government bodies amounted to 16.2% of total motorcycle sales revenues (1994 - 17.7%). While sales to government bodies in Italy are significant as a whole to Italian sales, sales to no single government agency are significant.

     The strong growth in motorcycle sales must be viewed in the light of production capacity restraints. Orders in 1995 were in excess of production capacity. Orders for 1996 delivery also exceed current production capacity and the Company expects it will again be unable fully to satisfy demand for its motorcycles in the current year. The Company has drawn up a sales and production plan for 1996 based on supplying strategic markets and customers for approximately 6,400 motorcycles. Orders received for the current fiscal year, as in prior years, are subject to cancellation by the purchaser(s) without penalty.

     Margins

     Underlying margins, excluding the effects of non-recurring items and research and development expenditure, have improved from 13.5% in 1994 to 15.1% in 1995. Reported margins for 1995, however, have been contained to only 11.3% as a result of approximately Lit. 1,800 million of non-recurring reserves and write-offs of inventory and tooling resulting from the strategic decision to concentrate on larger motorbikes and largely abandon the smaller "Moto Guzzi" and "Benelli" models and increased research and product development expenditures of Lit. 861 million compared to Lit. 197 million in 1994.

     The increase in underlying margins in 1995 results from generally favorable selling price increases compared to unit cost increases. Unit production costs have benefitted from increased volumes and reduced per unit absorption of fixed costs, but have been affected by inflation price increases of 4.8%, increased labor costs from pay increases and high overtime levels and increased outsourcing which alone has caused a 1.2% cost increase. Export sales continued to reflect lower margins than domestic Italian sales.

     The Company's plan is to continue to increase outsourcing as this will enable higher volumes which are expected to more than compensate the higher cost of externally manufactured components.

     Raw Material Prices

     A significant element of the raw material unit price increase in 1995 over 1994 of 4.8% has been in respect of purchased aluminum components which increased in price by approximately 30%, mainly due to the increased price of aluminum on world markets. There have been no other significant raw material price changes other than increases in line with inflation.

     The Company's decision to outsource a larger number of components in 1995 has had a negative impact on unit prices of approximately 1.2%, compared to 1994.

     Labor Costs

     Annualized labor costs, based on data through December 31, 1995, were approximately 17% higher than in 1994 in the aggregate due to the engagement of additional personnel (357 compared to 322), pay increases and increased overtime. Overtime hours amounted to 9.6% of total hours in 1995 compared to 5.9% in 1994. Hourly labor costs increased approximately 3.4% in 1995 as a result of pay rises of 2.5% and a bonus for reaching production targets of approximately 0.9%.

     Two national strikes in 1994 cost 3,217 production hours. There were no strikes or work stoppages in 1995.

     Expenses

     Selling, general and administrative expenses have increased from Lit. 4,931 million in 1994 to Lit. 6,378 million ($4,016,000) in 1995. This includes an exceptional bad debt expense of Lit. 425 million ($268,000) and exchange losses of Lit. 338 million ($218,000) as well as investments in personnel for planned changes in information management systems and a new work group to coordinate all aspects of outsourcing.

     Operating Loss

     As a result of increased revenues, increased margins and increased productivity, Moto Guzzi reduced its operating loss significantly from 1994 levels, achieving a virtual break even operating result.

     Impact of Changing Prices and Exchange Rates

     Inflation continues to have an impact on the motorcycle business. As noted above, aluminum component prices increased by approximately 30% in 1995, compared to 1994, mainly due to the increased metal commodity price. Overall unit material cost increases were approximately 6.2% and labor unit cost increases were 3.2%.

     Both raw material costs and export selling prices are affected by exchange rates. Approximately 67% by units and 65.3% by sales are represented by exports which are denominated in lire except for sales to the United States, which are denominated in U.S. dollars and are not significant to overall sales. Exchange rates were relatively stable in 1995 against other major currencies.

     To the extent permitted by competition, the company seeks to pass its increased costs from changing prices on to its customers by increasing selling prices. Currently, the Company is still benefitting from the devaluation of the Lire in 1993, following its exit from the European Exchange Mechanism and has been able to pass on cost increases in 1995 in its selling prices.

     The Company's properties were acquired many years ago and the depreciation charges are significantly lower than if they were based on current prices. Other plant and machinery will be replaced over future years at higher costs with higher depreciation charges which, in many cases, may be offset by technological improvements. The Company accounts for inventories on the last-in-first-out (LIFO) method, under which the cost of sales reported in the financial statements approximates current costs and thus provides a closer matching of revenues and costs in periods of increasing costs.

Steel Tubing
- ------------

     Summary Information (in millions of lire)


                                                      1995 (five months)
                                                      ----

     Net Sales to unaffiliated customers             5,831

     Operating profit                                  235


     Operating profit/(loss) is total revenues less operating expenses, excluding interest, corporate expenses and other income/(expense).

     General

     Lita S.p.A. is located in Torino and is specialized in the production of plain and perforated high frequency welded tubes destined for the autovehicle sector (65%), furniture (14%), white goods (9%) and other minor market sectors (12%). Products included aluminized steel welded tubes, aluminum clad steel tubes, cold-rolled and hot-rolled steel welded tubes in various shapes (round, rectangular, oval, square etc) from 10 - 65mm diameter and sold both in sections of 6 m. (industry standard) and other lengths to meet particular client requirements. Production takes place in a factory of approximately 10,000 m2 which is owned by the subsidiary's founding family. Annual production capacity (two shifts) is approximately 15,000 tons.

     T.I.M. has worked with Lita since 1994 in preparation for it becoming autonomous. It was previously owned by a multinational group. As a result of the previous owners policy, Lita did not export, volumes had constantly reduced since 1993 and customers had been lost as its production declined. Most of the customers lost in 1994 have now been regained, supplier relationships re-established and the companies image in the market restored.

     Net sales

     The results of Lita S.p.A. are included in operations since July 26, 1995. Considering the shut-down for most of August, net sales represent approximately 4 months results. Total net sales for fiscal 1995 amounted to Lit. 14, 541 million.

     Operating Profit

     The results of Lita in the limited period since acquisition must be considered very satisfactory, considering that these are after fees paid to T.I.M. of Lit. 184 million.

     Lita is autonomously financed by credit lines secured on trade receivables and, accordingly, its positive results can be directly compared with the Lit. 615 million investment made in July 1995.

Real Estate
- -----------

    The Company's real estate operations were acquired from Finprogetti in 1995. The Company does not plan to remain engaged in the segment on a long term basis.

     Summary Information (in millions of lire)

                                                     1995 (six months)
                                                     ----

     Rental income                                     770
     Operating loss                                    (92)
     Real estate book values December 31, 1995      34,227
     Related loans, December 31, 1995               19,262

     Operating profit/(loss) is total revenues less operating expenses, excluding interest, corporate expenses and other income/(expense).

     Rental income

     Rental income is in respect of one commercial property, Cologne, approximately 80% of which is rented to a multinational company at an annual rental of Lit. 1,280 million and income from a parking concession in Genoa. Rentals from Cologne amounted to Lit. 690 million and from the parking concessions, Lit. 80 million in the six months to December 31, 1995. Rentals for Cologne are indexed to the cost of living index and the rental agreement expires in 1988. Other properties, described briefly below, are under development or awaiting development and have no operating income.

     Profitability

     The real estate business is not currently profitable due to depreciation, real estate taxes and company administration costs exceeding rental income.

     Development and Sale Prospects

     The Company is seeking to dispose of two of its properties before the end of the second quarter, with particular concern to dispose of the related mortgage debt liabilities. Negotiations are at an advanced stage, though currently there is no certainty that the transactions described below will be completed.

     The Company expects to sell its 66.7% owned investment in land and contiguous industrial areas in Bergamo to its 25% affiliate, Domer S.p.A., at book value in exchange for a purchase consideration comprised of loan notes payable and assumption of debt due in 1996 of Lit. 4,716 million.

     The Company is seeking to sell all or a portion of its 100% interest in
Cologne at book value, also to Domer S.p.A. or Interim S.p.A.   The finance
structure for such transaction has yet to be agreed. In the second case, Interim would assume responsibility for payments due on related mortgage debt through 1996.

     The Company will examine disposal opportunities of its remaining real estate property, comprising undeveloped land in Sardinia, following expiration or exercise of an option held by a third party (in an amount above the carrying value of the property) which option expires on June 30, 1996.

Liquidity and Capital Resources
- -------------------------------

     Corporate Resources and Commitments

     The Company has approximately Lit. 24,100 million ($15,200,000) of cash and Lit. 17,100 million ($10,705,000) of investments in certificates of deposit and other similar securities as at December 31, 1995. A tax receivable of approximately Lit. 5,200 million ($3,275,000) has been reimbursed to the Company since December 31, 1995.

     Approximately Lit. 16,200 million ($10,200,000) of the investments are held as security for a bank letter of credit issued to guarantee repurchase at a price of $11.27 per share by the Company of 776,520 shares formerly owned by the ex-Chairman of the Company, Mr. De Tomaso and now held by a trust. At the exchange rates in effect on December 31, 1995, the total dollar liability is less than Lit. 14,000 million ($8,816,000) and the Company is seeking to release the excess security.

     The Company plans to conduct a redemption offer to purchase up to 80% of the shares held of record by each of its public shareholders at $12.26. Shareholders representing 66.55% of outstanding stock as at December 31, 1995 have agreed not to participate. It is anticipated that the redemption offer will be initiated before the end of the second quarter of 1996.

     The following proforma analysis shows the effects on cash, investments and shareholder's equity if the planned redemption offer is accepted by 100% of those shareholders entitled to participate and the commitment to purchase the shares formerly owned by Mr. De Tomaso were effected as at December 31, 1995:

               Lit. m                  Cash       Investments      Equity

     Financial Statements . . . . . . 24,137        17,176         51,221

     Shares subject to repurchase   .      -       (13,897)             -

     Redemption offer     . . . . . .(24,564)            -        (24,564)
                                      -------       ------         ------
     Proforma   . . . . . . . . . . .   (427)        3,279         26,657
                                      =======       ======         ======

     Apart from the Italian real estate properties and tax refund discussed above, the Company expects to sell a property owned by its closed Maserati distributor in Baltimore for a net price of approximately Lit. 1,750 million ($1,100,000) in the second quarter of 1996 and plans to undertake a public offering of its securities which it hopes to consummate, if at all, before the end of the third quarter of the current year.

     Management is confident that the Company's current liquid assets and liquidable assets are more than adequate to enable the Company to meet all of its intended obligations in the current fiscal year, including providing cash for operations and its planned self-tender. Management intends that the net proceeds of its planned public offering of securities, if consummated, will be used to fund opportunistic investments arising from its management engagements.

     Other corporate matters

     On January 1, 1995, the Company received the final installment of Lit. 27,000 million ($17,003,000) from the sale of its Maserati subsidiary in 1993. Lit. 23,750 million had been received in 1994 from this sale and was applied to finance investments in securities and reductions in advances from banks. Proceeds (advances) in 1994 had largely been applied to offset negative operating cash flows of Maserati prior to its sale and in Moto Guzzi.

     The Company received Lit. 8,204 million in 1995 from shares issued in respect of the Finprogetti acquisition and paid Lit. 5,000 million to repurchase shares formerly owned by its former Chairman, Mr. Alejandro De Tomaso. Both these cash movements are only a part of larger transactions and reference is made to Note 3 of Notes to the Financial Statements, below, and Item 1 of the Company's 10-K, above, for a complete description.

     Tax receivables for value added taxes and taxes on income amounting to approximately Lit. 14,500 million (of which Lit. 5,150 were acquired in the Finprogetti transaction) have represented a significant drain on liquidity during 1993 to 1995. Approximately Lit. 5,200 million has been received in January 1996 and will be applied to offset corporate expenses and to the planned redemption offer. The timing of receipt of further amounts is uncertain.

     Other corporate assets and liabilities include finance receivables and payables acquired as part of the Finprogetti acquisition. The Company intends not to enter into new finance transactions through the acquired Finprogetti subsidiary with third parties and expects that these balances will rapidly reduce in 1996 with no significant net inflows from or outflows to support these operations.

     Corporate expenses, less interest receivable

     The Company's corporate expenses, less corporate income from treasury management and recharge of services to third parties has given rise to significant negative cash flow in 1995 and corporate net of services invoiced to subsidiaries and third parties, will give rise to negative cash flow in 1996.

     Corporate expenses, at a lower level, in 1994 were largely covered by cash flows from operations.

     Real estate

     The major effects on liquidity and capital resources of real estate activities derive from principal repayments of loans and interest on such loans. In 1995, since acquisition in July 1995, there were negative cash flows of approximately Lit. 2,000 million principally as a result of loan repayments and interest.

     Of the loans secured on the Company's real estate investments as at December 31, 1995, Lit. 9,550 million (relative to the Cologne and Broseta properties) is repayable in 1996. As noted above, the Company is seeking to dispose of both of these properties before the end of the second quarter and, thereby to eliminate these obligations.

     If the Cologne property is not disposed of then the Company estimates that net cash outflows for the real estate sector will total approximately Lit. 5,000 million in 1996, largely due to current loan payments.

     Operating subsidiaries

     Working Capital

     Moto Guzzi's working capital increased significantly at December 31, 1995 over December 31, 1994 as a result of a buildup of inventory. The buildup was the outgrowth of Moto Guzzi's strategic decision significantly to increase component outsourcing to increase productivity. Management believes that 1995 year end inventory levels as a percentage of 1995 revenues (37%) is higher than optimal. The 1996 outsourcing budget contemplates that by the end of the 1996 fiscal year, inventory will fall below 30% of expected revenues.

     In 1995, the Company rearranged loans of Lit. 4,151 million in default as at December 31, 1994, along with accrued interest and exchange movements for part of the loan denominated in ECU, into a renegotiated loan facility of Lit. 5,248 million repayable in installments over five years. Trade credit facilities, primarily lines of credit for bank advances against account receivables have also been arranged and Moto Guzzi has total facilities of Lit. 18,300 million as at March 1996, as well as import/export facilities. In total, facilities are sufficient for planned operations, though not for significant capital investment (see below).

     A capital increase of Moto Guzzi by way of waiver of non-interest bearing intercompany debt was also made in 1995. This covered accumulated local losses and increased the share capital by approximately Lit. 6,000 million.

The Company will also record a profit for local accounting purposes for 1995. While not affecting consolidated reported results, these changes and results have given increased respectability and access to credit in Italy to the Company.

     The Company is actively seeking financing for a capital expenditure programme which is an important part of Moto Guzzi's longer-term turnaround plan. Currently, such financing has not been arranged.

     Lita, the steel tubing subsidiary, is autonomously financed and has access to bank advances against trade receivables and unsecured bank borrowings. Facilities at December 31, 1995 amounted to Lit. 6,000 million against which Lit. 3,425 million of advances had been drawn.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

             FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
                               SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 1995





                            DE TOMASO INDUSTRIES, INC

                              RED BANK, NEW JERSEY

                                       REPORT OF INDEPENDENT AUDITORS





Shareholders and Board of Directors
De Tomaso Industries, Inc.




We have audited the consolidated balance sheets of De Tomaso Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, all expressed in Italian Lire. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit incudes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of De Tomaso Industries, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                       RECONTA ERNST & YOUNG

April 3, 1996
Milan, Italy

DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
DECEMBER 31, 1995 AND 1994






                                                             DECEMBER 31         DECEMBER 31          DECEMBER 31
                                                                 1995                1995                 1994
                                                      NOTE     US$'000             LIRE M.              LIRE M.

ASSETS

CASH AND CASH EQUIVALENTS............................           15,200            24,137              5,286
MARKETABLE SECURITIES, AT COST.......................               --                --              5,000
RECEIVABLES..........................................           25,016            39,726             48,259
   Trade, less allowance of Lit. 1,268 in
     1995 and Lit. 571 in 1994.......................           14,940            23,725             14,416
   Finance receivables, less allowance of Lit. 2,200.            4,784             7,597                  -
   Receivables from related parties..................   12       2,282             3,624              1,521
   Other receivables.................................            3,010             4,780              5,322
   Installment receivable from sale of subsidiary....                -                 -             27,000

INVENTORIES..........................................           19,343            30,717             20,174
   Raw materials, spare parts and work-in-process....           13,520            21,469             17,609
   Finished products.................................            5,824             9,248              2,565

PREPAID EXPENSES.....................................              698             1,109              1,322

                                                          ------------      ------------       ------------
TOTAL CURRENT ASSETS                                            60,257            95,689             80,041
                                                          ------------      ------------       ------------

PROPERTY, PLANT AND EQUIPMENT........................            4,855             7,709             12,954
   Land..............................................              679             1,078              1,123
   Buildings.........................................            2,782             4,418             10,346
   Machinery and equipment...........................           19,136            30,388             29,790
                                                          ------------      ------------       ------------
                                                                22,597            35,884             41,259
   Less allowances for depreciation..................          (17,742)          (28,175)           (28,305)
                                                          ------------      ------------       ------------

TRADEMARKS AND OTHER INTANGIBLE ASSETS NET OF
  AMORTIZATION OF LIT. 250 MILLION...................            2,991             4,750                  -
GOODWILL.............................................              919             1,459                  -
REAL ESTATE FOR SALE.................................    4      21,554            34,227                  -
INVESTMENTS IN UNCONSOLIDATED COMPANIES..............            1,389             2,205                259
MARKETABLE AND OTHER SECURITIES AND INVESTMENTS......           10,816            17,176             14,759
OTHER ASSETS.........................................    5      12,352            19,615             10,648

                                                          ------------      ------------       ------------
TOTAL ASSETS                                             $     115,133  LIT.     182,830   LIT.     118,661
                                                          ============      ============       ============


                 See Notes to Consolidated Financial Statements

DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


                                                           December 31       December 31      December 31
                                                              1995              1995             1994
                                                    Note    US$'000            Lire M.          Lire M.

LIABILITIES

Advances from banks..............................      6     11,674          18,538            15,784
Advances from banks for finance activities.......      6      5,429           8,621                 -
Accounts payable.................................            14,843          23,570            12,838
Accrued expenses.................................      7      5,725           9,092            11,981
Amounts due to related and affiliated parties....     12        321             509                35
Income taxes payable.............................      9        389             617                 -
Current portion of long-term real estate debt....      8      6,014           9,550                 -
Current portion of other long-term debt..........      8      1,175           1,866             5,681

                                                        -----------     -----------      ------------
TOTAL CURRENT LIABILITIES                                    45,570          72,363            46,319
                                                        -----------     -----------      ------------


Long-term real estate debt, less current portion.      8      6,116           9,712                 -
Other long-term debt, less current portion.......      8      5,281           8,386             5,004
Termination indemnities .........................             5,183           8,231             7,137
Provision for claims ............................             2,264           3,595             3,195

Minority interests...............................            10,562          16,773            13,849
Common Stock subject to repurchase...............   3,15      7,902          12,549                 -

SHAREHOLDERS' EQUITY.............................            32,255          51,221            43,157

Voting preferred stock, convertible share for
share  into common stock par value $2.50 per
share:
Authorized 2,000,000 shares; 1,000,000                            -               -             1,453
  shares issued and outstanding in 1994..........
Common stock, par value $2.50 per share:
Authorized 10,000,000 shares; 4,714,332
  (1994 - 2,057,446) shares issued and
  outstanding less 776,530 subject to
  repurchase.....................................             4,247           6,744             2,988
Additional paid in capital.......................            44,919          71,332            47,543
Treasury stock, at cost..........................            (7,447)        (11,826)                -
Deficit..........................................           (10,030)        (15,926)           (8,946)
Equity adjustment from translation...............               448             711               119
Accretion expense and related exchange gains.....               118             186                 -

                                                        -----------     -----------      ------------
                                                           $115,133 Lit.    182,830  Lit.     118,661
                                                        ===========     ===========      ============



                 See Notes to Consolidated Financial Statements



DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                            1995           1995           1994           1993
                                                          US$'000        Lire m.        Lire m.         Lire m.

Net sales.........................................          45,499         72,253         51,994          41,919
Cost of sales.....................................         (39,931)       (63,410)       (46,256)        (36,060)
                                                         ----------     ----------     ----------     -----------
                                                             5,568          8,843          5,738           5,859

Selling, general and administrative expenses......         (10,220)       (16,230)       (10,818)        (12,439)
Rental income.....................................             485            770              -               -
Other income, net.................................             323            513            990           1,117
                                                         ----------     ----------     ----------     -----------
                                                            (3,844)        (6,104)        (4,090)         (5,463)

Interest expense..................................          (2,801)        (4,448)        (3,874)         (8,033)
Interest income...................................           2,797          4,442          5,536           6,772
                                                         ----------     ----------     ----------     -----------

Loss from continuing operations before
 income taxes and minority interests..............          (3,848)        (6,110)        (2,428)         (6,724)
Income taxes......................................            (264)          (420)           (39)            (12)
                                                         ----------     ----------     ----------     -----------
Loss from continuing operations before
 minority interest................................          (4,112)        (6,530)        (2,467)         (6,736)
Minority interests................................            (283)          (450)          (810)              0
                                                         ----------     ----------     ----------     -----------

Loss from continuing operations...................          (4,395)        (6,980)        (3,277)         (6,736)


Discontinued operations...........................                -              -              -        160,233

Loss from operations..............................                -              -              -        (22,885)
Gain on disposal (net of minority interest of
 Lit. 13,039).....................................                -              -              -        183,118

                                                         ----------     ----------     ----------     -----------
NET (LOSS)/INCOME.................................      $   (4,395) LIT.   (6,980) LIT.   (3,277) LIT.   153,497
                                                         ==========     ==========     ==========     ===========


EARNINGS/(LOSS) PER SHARE                                       US$           LIRE           LIRE            LIRE

LOSS FROM CONTINUING OPERATIONS PER SHARE.........      $    (1.30) LIT.   (2,065) LIT.   (1,593) LIT.    (2,203)
DISPOSED OPERATIONS...............................      $        -  LIT.        -  LIT.        -  LIT.    52,407
                                                         ----------     ----------     ----------     -----------
NET INCOME/(LOSS) PER SHARE.......................      $    (1.30) LIT.   (2,065) LIT.   (1,593) LIT.    50,204
                                                         ==========     ==========     ==========     ===========

AVERAGE NUMBER OF COMMON SHARES AND
 EQUIVALENTS OUTSTANDING
 DURING THE YEAR..................................       3,380,441      3,380,441      2,057,446       3,057,446

EARNINGS PER SHARE IF PREFERRED SHARES
  HAD BEEN CONVERTED AND REPURCHASED
  JANUARY 1, 1995.................................           (1.25) LIT    (1,978)






                 See Notes to Consolidated Financial Statements

DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


         LIRE MILLION                  Voting             Additional   Retained                          Accretion
                                     preferred   Common     paid-in   Earnings/  Treasury  Translation    Expense,
                                       stock      stock     capital   (deficit)    stock    Adjustment      Net        Total

AT JANUARY 1, 1993             LIT.       1,453     2,988      47,453   (159,166)        -          695                   (106,487)
Net income for the year                       -         -           -    153,497         -            -           -        153,497
Translation adjustment                        -         -           -          -         -       (1,129)          -         (1,129)
                                     ---------- --------- ----------- ---------- --------- ------------  ----------    -----------
AT DECEMBER 31, 1993           LIT.       1,453     2,988      47,453     (5,669)        -         (434)          -         45,881
Net loss for the year                         -         -           -     (3,277)        -            -           -         (3,277)
Translation adjustment                        -         -           -          -         -          553           -            553
                                     ---------- --------- ----------- ---------- --------- ------------  ----------    -----------
AT DECEMBER 31, 1994           LIT.       1,453     2,988      47,453     (8,946)        -          119           -         43,157
Net loss for the year                         -         -           -     (6,980)        -            -           -         (6,980)
Translation adjustment                        -         -           -          -         -          592           -            592
Conversion of shares                     (1,453)    1,453           -          -                      -           -
Repurchase of shares (A)                      -         -           -          -   (11,826)           -           -        (11,826)
Shares subject to                             -    (1,128)    (11,607)         -         -            -         186        (12,549)
repurchse (B)
Issues of shares                              -     3,431      35,396          -         -            -           -         38,827

                                     ---------- --------- ----------- ---------- --------- ------------  ----------    -----------
AT DECEMBER 31, 1995           LIT.           -     6,744      71,332    (15,926)  (11,826)         711         186         51,221
                                     ---------- --------- ----------- ---------- --------- ------------  ----------    -----------

                                     ---------- --------- ----------- ---------- --------- ------------  ----------    -----------
AT DECEMBER 31, 1995           $'000          -     4,247      44,919    (10,030)   (7,447)         448         118         32,255
                                     ========== ========= =========== ========== ========= ============  ==========    ===========




(A) Treasury stock represents 703,774 shares recorded at cost.

(B) Shares subject to repurchase relate to 776,530 shares subject to repurchase under certain conditions on July 17, 1998, as described in Note 3. Such shares were recorded at the date of the contingent repurchase agreement at their estimated market value of $10.00 (Lit. 16,400) per share. Accretion expense represents amortization over the period through July 17, 1998 of the difference between market value and the agreed repurchase price of $11.27, net of exchange movements.






                 See Notes to Consolidated Financial Statements

DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
DECEMBER 31, 1995, 1994 AND 1993




                                                       1995         1995        1994       1993
                                                      US$'000      Lire m.     Lire m.    Lire m.
Net (loss)/income                                     (4,395)     (6,980)     (3,277)    153,497
Adjustments to reconcile net (loss)/income to net
  Cash (used)/provided by operating activities:
Depreciation and amortization                          1,883       2,990       1,907       5,886
Gain on sales of operating assets                       (154)       (244)     (2,841)          -
Minority interests in net income                         283         450         810      13,039
Gain on sale of stock of subsidiary                        -           -           -    (196,157)
Provision for termination indemnities                    753       1,196       1,027       1,058
Payments of termination indemnities                     (638)     (1,013)     (1,135)       (561)
Provision for inventory obsolescence                     990       1,572         669       1,261
Other operating activities                             1,316       2,089       1,512      (1,067)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Trade and other receivables                             766       1,217      (1,103)        781
 Related party receivables                              (857)     (1,361)        903       4,689
 Inventories                                          (5,702)     (9,055)        509      (8,314)
 Prepaid expenses                                        269         427        (546)       (667)
 Accounts payable and accrued expenses                 2,083       3,308       2,170      (4,591)
 Related party payables                                 (495)       (786)       (178)         64
                                                    --------    --------    --------    --------
NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES      (3,898)     (6,190)        427     (31,082)
                                                    --------    --------    --------    --------

INVESTING ACTIVITIES:
Decrease/(Increase) in investments                     2,038       3,236     (14,468)          -
Purchase of subsidiaries, net of cash acquired          (751)     (1,193)          -           -
Proceeds on disposal of operating assets                 679       1,079       2,911           -
Deferred receipts from sale of Maserati               17,003      27,000      23,750           -
Purchases of property, plant and equipment            (1,747)     (2,775)     (1,131)     (1,369)
                                                    --------    --------    --------    --------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES      17,222      27,347      11,062      (1,369)

Financing activities

Net increase/(decrease) in advances from banks        (2,374)     (3,770)     (7,211)      5,192
Proceeds from share issues                             5,166       8,204           -
Repurchase of shares                                  (3,149)     (5,000)          -           -
Advances for sale of Maserati                              -           -           -      28,500
Proceeds from long-term debt                             247         392           -           -
Principal payments of long-term debt                  (1,317)     (2,091)     (1,654)     (2,028)
                                                    --------    --------    --------    --------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES      (1,427)     (2,265)     (8,865)     31,664
                                                    --------    --------    --------    --------

Increase/(decrease) in cash and cash equivalents      11,897      18,892       2,624        (787)
Exchange movement on opening cash balances               (26)        (41)          -           -
Cash and cash equivalents, beginning of period         3,329       5,286       2,662       3,449
                                                      ------    --------    --------    --------
Cash and cash equivalents, end of period            $ 15,200 Lit. 24,137 Lit. 5,286 Lit.  12,662
                                                    ========    ========    ========    ========

                                      F-5

DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
DECEMBER 31, 1995, 1994 AND 1993



SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES



The transactions referred to below are detailed in Note 3.



In connection with the Finprogetti acquisition, the Company issued stock for Lit. 38,223 million in exchange for cash of Lit. 8,204 million and assets with a fair value of Lit. 29,707 million net of advances from banks of Lit. 12,572 million and long-term debt of Lit. 19,431 million. Cash acquired amounted to Lit. 631 million. The Company also paid costs, included in the total purchase price, of Lit. 1,224 million in this transaction.



In connection with the repurchase of stock formerly owned by the ex Chairman, also described in Note 3, the Company gave assets with a book value of Lit. 6,629 million as part of the consideration for the stock repurchased.



The Company issued stock with a value of Lit. 603 million to purchase the minority shareholding in its motorcycle subsidiary, GBM S.p.A.



The Company assumed advances from banks of Lit. 3,425 million in connection with the acquisition of Lita. S.p.A. and acquired each of Lit. 15 million.


OTHER SUPPLEMENTAL INFORMATION



Interest paid in 1995 amounted to Lit. 4,416 million and Lit. 4,051 million and Lit. 14,379 million in 1994 and 1993 respectively.











                 See Notes to Consolidated Financial Statements

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995




1.   BACKGROUND AND ORGANIZATION

De Tomaso Industries Inc. is incorporated in the United States but operates primarily in Italy, managing troubled and underperforming Italian companies. It provides temporary management services to third parties and its subsidiaries which operate in three industry segments: the manufacture and distribution of "Moto Guzzi" brand motorcycles in Italy, Europe and elsewhere in the world; the manufacture and distribution of steel tubes for the automotive and furniture markets; and the development and sale of commercial real estate property. Information on the Company's operations by segment and geographic area are included in Notes 13 and 14 to the Financial Statements.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lit. 1,588 to US $1, the approximate exchange rate at December 31, 1995. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by US dollars at that or any other rate.

In these Financial Statements, the word "Company" is used to denote De Tomaso Industries, Inc. and its subsidiaries.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated on consolidation.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these assumptions.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Foreign currency translation

The financial statements of non Italian entities have been translated from the applicable functional currency to Italian lire using the year-end exchange rate for balance sheet items and the average exchange rate for the year for statement of operation items. The translation differences resulting from the change in exchange rate from year to year have been reported separately as a component of shareholder's equity.

     Foreign currency transactions

Transactions, receivables and payables denominated in currencies other than the functional currency are recorded at the exchange rate in effect on the transaction date. Such receivables and payables are adjusted to current exchange rates as of the date paid or the balance sheet date, whichever is earlier. Gains and losses are included in the statement of operations.

     Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Revenue recognition

Revenues from sale of products are recorded upon shipment, which is generally when title passes.

     Research and development

The Company's motorcycle business is continuously engaged in company-sponsored programs of product improvement and development. Other businesses do not conduct research and development activities. Research and development costs are expensed as they are incurred.

Aggregate 1995 research and development expenditures were Lit. 861 million ($542,000) compared to Lit. 197 million in 1994, and Lit. 409 million in 1993. Of the 1995 expenditure, approximately

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Lit. 602 million ($379,000) was in respect of the development of models whose production is planned to commence in 1996.

     Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by the last in, first out (LIFO) method applying average cost of the year to increases in inventory quantities. If inventories had been determined by the lower of cost or market value using the first in, first out (FIFO) methods, which approximates current cost, inventories would have been greater by approximately Lit. 2,000 million in 1995 and Lit. 4,900 million in 1994.

Valuation reserves included in the inventory balances were Lit. 6,612 million ($4,164,000) and Lit. 5,451 million as of December 31, 1995 and 1994, respectively.

     Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

     Goodwill and other intangibles

On the purchases of businesses or other assets, the excess of purchase cost over fair value of assets acquired is accounted for as goodwill and is amortized on a straight line basis over a period determined by the Company taking into consideration the nature of the business or assets acquired. Goodwill in the balance sheet as at December 31, 1995 relative to the Finprogetti acquisition is being amortized over 10 years. Where the fair value of assets acquired is higher than the purchase price, then the excess is applied to reduce firstly the long-term intangible assets acquired, then other long-term assets and fixed assets.

Trademarks and other intangibles, in respect of the Company's temporary management subsidiary, are being amortized over 10 years. Concession rights, included in other assets (Note 5), are amortized over the life of the concession.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Real estate for sale

It is the Company's intention to sell its real estate portfolio. Properties are valued at estimated market value, allowing for depreciation through to the expected dates of sales. In the absence of definite contracts for sale, no amounts have been included in current assets at December 31, 1995.

     Marketable and other securities and investments

Marketable and other securities and investments consist primarily of fixed income investments which cannot be readily sold using established markets. Such securities are carried at fair value which approximates cost plus accrued interest. Lit. 15,000 million of such amounts are deposited as security in respect of the Company's commitment to repurchase the shares which were previously owned by its former Chairman (see Notes 3 and 15). At December 31, 1994, there were marketable securities included for Lit. 5,000 million in respect of government bonds which could be readily sold using established markets and which were valued at cost plus accrued interest which approximated market value.

     Termination indemnities

All employees of the Company's Italian subsidiaries are entitled to receive severance pay in accordance with the terms of applicable national labor law and contracts. The liability for severance pay is accrued for service to date and is payable immediately on termination. The liability is calculated in accordance with the individual employee's length of service, employment category and compensation and is adjusted annually by a cost of living index provided by the Italian Government. There is no vesting period or funding requirement associated with the liability. The liability recorded in the balance sheet is the amount that the employee would be entitled to if the employee separates immediately.

     Income taxes

Income taxes are provided by each entity included in the consolidation in accordance with local laws. Deferred income taxes have been provided using the liability method in accordance with FASB Statement No. 109 Accounting for Income Taxes.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Statements of cash flow

The cash flows for the roll-over of maturing fixed-term securities into new securities is included in the caption "Net Decrease/(Increase) in Investments" in the Consolidated Statement of Cash Flows. Advances from banks arise primarily under the Company's short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows for these items are included in the caption "Net increase/(decrease) in advances from bank" in the Consolidated Statements of Cash Flow.

     Net income/(loss) per common share

Net income/(loss) per common share is based on the average number of shares of common stock and dilutive common stock equivalents outstanding during the years. All outstanding convertible preferred stock of the Company (which were converted during 1995) were considered to be common stock equivalents and were considered anti-dilutive for 1994.

     Reclassifications

Comparative figures for 1994 and 1993 have been reclassified to conform with 1995 presentation.

     Impact of recently issued Accounting standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe that the effects of adoption will be material.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



3.   ACQUISITIONS AND PURCHASE OF TREASURY STOCK

     Finprogetti acquisition

On July 17, 1995, effective July 1, 1995, pursuant to the terms of the "Finprogetti Agreement" the Company acquired from Finprogetti S.p.A. (an Italian entity) all of that company's equity interests in its principal operating subsidiaries and a tax receivable of Lit. 5,150 million in exchange for shares of the Company. The operating subsidiaries comprised TIM, a temporary management company specialized in the "turnaround" of troubled and underperforming Italian and foreign companies, subsidiaries holding Italian real estate buildings and concession rights and a leasing/factoring company, Finproservice. As part of the same transaction, the Company acquired the minority interest in TIM from Dott. Albino Collini, its founder and CEO. Under the terms of the Finprogetti Agreement, the final number of the Company's shares to be issued was conditional on the purchase before September 30, 1995 by Finprogetti S.p.A., or its shareholders or third parties directed by it, of a specified number of shares in the Company at a stipulated price of Lit. 20,106.73 ($12.26 at then-current exchange rates) per share. After the receipt of cash of Lit. 8,204 million (approximately U.S. $5,000,000) for the subscription to 408,008 shares, the Company adjusted the number of shares to be given so that 1,922,652 shares were issued to effect the acquisition from Finprogetti S.p.A., in addition to the shares issued in exchange for cash. Of the total number of shares issued of 2,330,660 for the acquisition from Finprogetti, including the subsequent purchase of 408,008 shares, 248,673 are to be held in escrow pending realization by the Company of the tax receivable of Lit. 5,150 million that was included in the assets acquired.

The Lit 39,447 million total purchase price reported in the balance sheet to effect the Finprogetti Agreement reflects Lit. 38,223 million (Lit. 16,400 per share; U.S.$10.00 per share) assigned to the 2,330,660 shares issued plus costs of Lit. 1,224 million incurred in connection with the acquisition. The acquisition has been accounted for by the purchase method. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of the acquisition. The purchase price was allocated as follows:

                                          US$'000      Lire m.

    Cash                                   5,166        8,204
    Real estate interests                 21,479       34,109
    Concession rights over real estate     2,960        4,700
    Less: related long-term debt         (12,238)     (19,431)
    Trademark and other intangible assets  3,148        5,000
    Other assets and liabilities, net      3,355        5,329
    Goodwill                                 967        1,536
                                         -------      -------
                                          24,837       39,447
                                         =======      =======

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995




3.  ACQUISITIONS AND PURCHASE OF TREASURY STOCK (Continued)

The excess of the purchase price paid over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized in accordance with the Company's policy. Results of the Finprogetti companies are included in operations from July 1, 1995 and the amount of goodwill amortization for fiscal year 1995 was Lit. 77 million.

    Lita acquisition

On July 25, 1995, the Company acquired Lita S.p.A., an Italian manufacturer of steel tubes for the motor and furniture industries for cash in the amount of Lit. 615 million ($387,000). The fair value of the assets received was Lit. 1,649 million ($1,038,000) in excess of the purchase price. This excess has been allocated to reduce the carrying value of property, plant and equipment by Lit. 1,482 million ($933,000) and other non-current assets by Lit. 167 million ($105,000). A valuation allowance was established against the deferred tax asset arising from the adjustment of the book basis of the assets. When realized the tax benefit will be credited to income.

    Purchase of treasury stock

In April 1995, the Company entered into an agreement with Mr. Alejandro De Tomaso (DeTomaso Agreement), the then Chairman of the Board, under which the Company would repurchase Mr. De Tomaso's 1,000,000 shares of preferred stock and 480,304 shares of common stock at a price of Lit. 18,400 per share, converted into dollars at the exchange rate in effect on closing date of Lit. 1,637.

Prior to the closing of that transaction, Mr. De Tomaso conveyed such shares, subject to the DeTomaso Agreement, by gift. The shares are currently held by a trust.

Performance under the De Tomaso Agreement was conditional upon the consummation of the Finprogetti acquisition. Contemporaneously with the closing of that transaction, 703,774 of the preferred and common shares formerly owned by Mr. De Tomaso were delivered to the Company in exchange for cash of Lit. 5,000 million and properties (a hotel and a museum collection of Maserati vehicles and engines) that had a book carrying value of Lit. 6,629 million. The remaining preferred and common shares formerly owned by Mr. De Tomaso have been exchanged for an equal number of shares of newly issued common stock, which the Company is required to register for sale at the request of the holder.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



3.  ACQUISITIONS AND PURCHASE OF TREASURY STOCK (Continued)

The value of Lit. 11,826 million (Lit. 16,804 per share; $10.26 per share) placed on the Treasury stock acquired in 1995 pursuant to the DeTomaso Agreement represents the book value of the consideration, including taxes payable of Lit 197 million, given in exchange for the treasury stock and no net gain or loss has been recognized on the transaction.

Under the terms of the De Tomaso Agreement, if the remaining 776,530 shares are not sold by their current owner prior to July 17, 1998 (the third anniversary of the Finprogetti transaction), the Company is committed to acquire the shares at $11.27 per share. The Company has obtained a letter of credit to guarantee payment of the repurchase price which is collateralized by certain investment securities owned by the Company and reported in the balance sheet in the amount of Lit. 16,518 million. The agreement also provides that (a) at any time prior to July 17, 1998, the Company may offer to buy any part or all of such shares at $11.27 per share and (b) if such an offer made by the Company is not accepted, the Company's commitment to buy the remaining 776,530 shares is reduced by the number of shares stipulated in the offer that was not accepted. These 776,530 shares were recorded on the balance sheet at July 17, 1995 at estimated market value of $10.00 (Lit. 16,400 per share) as shares subject to repurchase and are not included in shareholders' equity. The difference between $10.00 and the redemption price of $11.27 is being amortized over the period to July 17, 1998.

    Proforma information

The pro forma unaudited results of operations for the years ended December 31, 1995 and 1994, assuming the Finprogetti and Lita acquisitions and the repurchase of shares from the former Chairman had been consummated as at January 1, 1994, are as follows:

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



3.  ACQUISITIONS AND PURCHASE OF TREASURY STOCK (Continued)


                                  1995         1995         1994
                                 US$'000      Lire m.      Lire m.

    Net sales                    51,891       82,403       66,870
    Rental income                 1,242        1,972        4,640
    Finance income                1,032        1,639        2,686

    Net loss                     (4,848)      (7,699)      (7,021)

    Net loss per common share    $(1.03) Lit. (1,369) Lit. (1,499)

It cannot be inferred that the proforma operating results as shown above would have resulted had the acquisitions and repurchase of shares been consummated as at January 1, 1994 as transactions between the entities acquired and their then parent companies may not have occurred or may have occurred on different terms and conditions.


4.  REAL ESTATE FOR SALE

                                                 1995         1995
                                               US$'000      Lire m.

  Building ready for sale                      10,249       16,276
  Real estate under development
    Buildings                                   5,568        8,842
    Industrial areas                            1,959        3,109
    Undeveloped land                            3,778        6,000
                                              -------      -------
                                               21,554       34,227
                                              =======      =======

All of the real property was acquired as part of the Finprogetti transaction. Part of one building ready for sale is rented to a third party under an operating lease agreement expiring in 1998. A mortgage over the building and a lien over the rentals received has been given as security for this loan (see
Note 8). The Company is seeking to dispose of this property by the end of the second quarter of 1996. Alternatively, a sale of a significant interest in the property with proceeds sufficient to cover all debt repayments on related loans in 1996 is being examined, again with the objective of completion within the end of the second quarter of 1996.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



4.  REAL ESTATE FOR SALE (Continued)

A building and contiguous industrial areas under development are mortgaged in favor of a financial institution as collateral for a loan facility of Lit. 6,000 million, which has not yet drawn upon. Bank advances from another institution of Lit. 4,716 million have been drawn down, secured by such loan facility and are included in the short-term portion of real estate debt (see Note 8). The Company has agreed in principle to sell its 66.7% interest in this property to its 25% affiliate, Domer S.p.A. at book value. Closing of this transaction is expected before the end of the second quarter.

Undeveloped land represents an area in Sardinia for development of hotel and leisure facilities and is owned by the Company through an 80% interest in Grand Hotel Bitia S.r.l. The minority shareholder has an option, expiring on June 30, 1996, to purchase the Company's interest at a price above carrying value. The Company will examine disposal of this property following the exercise or expiry of the outstanding option.

None of the proposed disposals have been finalized and, accordingly, no amounts in respect of real estate are included in current assets.


5.  OTHER ASSETS

                                   1995         1995         1994
                                 US$'000      Lire m.      Lire m.

    Concession rights net of
      amortization of Lit. 59      2,923        4,641            -
    Tax receivables                9,160       14,546       10,292
    Other                            269          428          356
                                  ------       ------       ------
                                  12,352       19,615       10,648
                                  ======       ======       ======

A mortgage over the concession rights has been granted as collateral for certain loans (see Note 8). Tax receivables represent amounts for which reimbursement has been requested. Current tax balances for value added and other taxes to be utilized against future liabilities are included in current assets. The times for reimbursement in Italy have, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995




6.  ADVANCES FROM BANKS AND CREDIT ARRANGEMENTS

The operating subsidiaries of the Company have lines of credit arrangements with a number of Italian banks. Under these, the Company, at December 31, 1995, could have borrowed up to Lit. 18,550 million ($ 11,681,000). The line of credit arrangements do not have termination dates and are periodically reviewed. At the end of March 1996, facilities totalling Lit. 23,570 million had been arranged. The average interest rate on advances from banks was approximately 12.75% and 12.9% at December 31, 1995 and 1994. Advances from banks for finance activities relate to factoring and leasing activities of a company acquired in the Finprogetti acquisition and are partly secured by guarantees given by Finprogetti S.p.A. The average interest rate on these borrowings was approximately 12.75% as at December 31, 1995. No significant new finance transactions will be entered into and these activities and relative facilities will gradually expire as individual positions are closed.


7.  ACCRUED EXPENSES

                                            1995      1995      1994
                                          US$'000   Lire m.   Lire m.

    Salaries, wages and related items       2,186     3,471     4,717
    Value added and other non income taxes  1,001     1,590     1,550
    Other accrued expenses                  2,538     4,031     5,714
                                            -----     -----    ------
                                            5,725     9,092    11,981
                                            =====     =====    ======

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



8.  LONG-TERM DEBT

    Long-term debt from real estate activities:

                                                      1995      1995
                                                    US$'000   Lire m.
    Mortgage note payable secured on
      land and buildings. Interest at a rate of
      11.95%, payable in semi-annual installments,
      final installment due in 1998                  5,668     9,000

    Mortgage note payable secured on land,
      buildings, concession rights and lien on rents.
      12.55%, payable in semi-annual
      installments, final installment due in 1999    3,492     5,546

    Advances in respect of mortgage loan
      granted but not drawn down (see below)         2,970     4,716

                                                   -------   -------
                                                    12,130    19,262
    Less current portion                            (6,014)   (9,550)
                                                   -------   -------
                                                     6,116     9,712
                                                   -------   -------
                                                   =======   =======



All of the above long-term debt was acquired as part of the Finprogetti transaction (see Note 3). The Company has in place a mortgage loan facility of Lit. 6,000 million secured on land and buildings and has drawn down advances from another financial institution, secured by this facility, of Lit. 4,716 million ($2,970,000) which are included above. The mortgage loan, when drawn down, will be repayable in installments.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



8.  LONG-TERM DEBT (Continued)

    Other long-term debt:

                                                      1995    1995      1994
                                                    US$'000  Lire m.   Lire m.
    Mortgage note payable, collateralized by
      substantially all property, plant and
      equipment of the motorcycle operations.
      10.08% interest p.a., payable in semi-
      annual installments, including interest        1,834    2,913     3,255

    Unsecured notes payable:
      12.40% interest p.a., payable in semi-annual
      installments, including interest               3,305    5,248     4,151
      12.36% interest p.a., payable in semi-annual
      installments, including interest               1,301    2,066     2,443

    Unsecured note payable denominated
      in Swiss Francs at 5.15% interest, p.a.           -        -        796

    Sundry notes payable                                16       25        40

                                                    ------   ------    ------

                                                     6,456   10,252    10,685
    Less current portion                            (1,175)  (1,866)   (5,681)
                                                    ------   ------    ------
                                                     5,281    8,386     5,004
                                                    ======   ======    ======

As at December 31, 1994 a loan of one of the Company's subsidiaries of Lit. 4,151 million ($2,613,000) was technically in default and was classified as a current liability. During 1995, the Company renegotiated this loan, including accrued interest and unrealized exchange losses on a portion denominated in ECU, in a new facility repayable over five years.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



8.  LONG-TERM DEBT (Continued)

Maturities of long-term debt over the next five years are as follows:

                            Real Estate Loans                Other Loans
                         -----------------------        --------------------
                          US$'000        Lire m.      US$'000         Lire m.

    1996                    6,014        9,550          1,175         1,866
    1997                    3,147        4,998          1,234         1,959
    1998                    2,132        3,386          1,294         2,055
    1999                      837        1,328          1,361         2,162
    2000                       -            -           1,008         1,601
    Subsequent to 2000         -            -             384           609
                           ------        ------        ------        ------
                           12,130        19,262         6,456        10,252
                           ======        ======        ======        ======

As discussed in Note 5, the Company is seeking to dispose of its real estate interests. Disposals, planned to be completed before the end of the second quarter of 1996, would eliminate the related real estate loans above.


9.  INCOME TAXES

Loss from continuing operations before income taxes, minority interests and extraordinary items consisted of the following:

                           1995        1995         1994         1993
                          $'000       Lire m.      Lire m.      Lire m.

    United States       (3,742)       (5,942)        (413)      (1,650)
    Italy                 (106)         (168)      (2,015)      (5,074)
                        -------       -------      -------      -------
                        (3,848)       (6,110)      (2,428)      (6,724)
                        =======       =======      =======      =======

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



9.  INCOME TAXES (Continued)

The provisions/(credit) for income taxes from continuing operations consisted of the following:

                                    1995       1995      1994       1993
                                   $'000      Lire m    Lire m.    Lire m.
    Current taxation
      United States                    -           -          -         -
      Italy                          264         420         39        12
                                   -----       -----      -----     -----
                                     264         420         39        12
                                   =====       =====      =====     =====

    Deferred taxation
      United States                    -           -          -         -
      Italy                            -           -          -         -
                                  ------      ------      -----     ------
                                     264         420         39        12
                                  ======      ======      =====     ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances have been recorded for the deferred tax assets as management believes it more likely than not that these assets will not be realized. Significant components of the Company's deferred tax assets as of December 31, 1995 are as follows:

                                               1995       1995       1994
                                              $'000     Lire m.    Lire m.

    Short-term reserves                       2,666       4,234     6,574
    Carrying values of fixed assets           2,023       3,212         -
    Net operating loss carryforwards          8,004      12,710    21,503
    Other                                       120         191         -
                                          ---------   --------- ---------
                                             12,813      20,347    28,077
    Valuation allowance                     (12,813)    (20,347)  (28,077)
                                          ---------   --------- ---------
    Net deferred tax assets                       -           -         -
                                          =========   ========= =========

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



9.  INCOME TAXES (Continued)

The effective provision/(credit) for income taxes from continuing operations varied from the income taxes at the statutory US federal income tax rates as follows:

                                           1995     1995    1994   1993
                                          $'000   Lire m.  Lire m.Lire m.

    Computed tax/(credit) at U.S.
    federal rate                         (1,347)  (2,138)    (850) 2,353
    Losses for which valuation
    allowance has been provided           2,004    3,181      889 (2,341)
    Utilization of tax losses              (491)    (780)       -      -
    Elimination of intercompany profit      312      496        -      -
    Other                                  (213)    (339)       -
                                                                       -
                                         ------    ------   -----  -----
                                            264      420       39    12
                                         ======    ======   =====  =====


At December 31, 1995 the Company had net operating loss carryforwards for Italian income tax purposes of approximately Lit. 25,340 million ($15,958,000) which expires as follows:

                                                    1995     1995
                                                  US$'000  Lire m.

             1996                                     61       97
             1997                                  2,159    3,428
             1998                                 10,814   17,172
             1999                                  2,218    3,522
             2000
                                                     706    1,121
                                                  ------   ------
                                                  15,958   25,340
                                                  ======   ======


For US Federal income tax purposes, the Company has net operating loss carryforwards of approximately US$ 6,000,000 at December 31, 1995. These losses expire from 2003 through 2010.

United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested. Approximately Lit. 4,800 million of earnings of foreign subsidiaries cannot be distributed under local laws.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



10. CAPITAL STOCK

248,673 common stock shares issued as part of the Finprogetti acquisition (see
Note 3) do not have a right to vote until receipt of a Lit. 5,150 million tax receivable that was included in the assets acquired.

The Company has entered into a commitment to repurchase shares from its ex-Chairman in respect of 776,530 shares as described in Note 3 and 15.


11. STOCK OPTIONS

The Board of Directors of the Company have approved two share options plans for 1,300,000 shares in total, to be submitted to the forthcoming shareholder's meeting for their approval.

The "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. Options over a total of 1,150,000 shares have been authorized by the Board. Grants were made in 1995 (subject to approval of the plans) of a total of 960,000 options at an exercise price of $12.26. The options granted can be exercised as follows:

                           1996          228,000
                           1997          228,000
                           1998          228,200
                           1999          138,000
                           2000          138,000

Under the "1995 Director's Plan", 5,000 options will be granted annually to each non-employee Director of the Company for each full year of service, reduced pro rata for incomplete years of service. The exercise price is fixed as at a price of $12.26 for 1995 and, for years after 1995, at the reported closing price of the stock on January 2 of the following year.

When shareholders' approval is obtained, the Company will account for stock options in accordance with APB No. 25 which requires recognition of compensation expense when the fair value of the stock exceeds the exercise price.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



12. RELATED PARTY TRANSACTIONS

    Receivables from related parties and affiliated companies

                                           1995     1995     1994
                                         US$'000  Lire m.  Lire m.

    A+G Motorad GmbH                      1,739    2,761    1,506
    Finprogetti S.p.A.                      533      847        -
    Other                                    10       16       15
                                          -----    -----    -----
                                          2,282    3,624    1,521
                                          =====    =====    =====


The amounts due from A+G Motorad GmbH, a 25% owned entity (1994 - 45% owned) accounted for using the equity method, resulted from the purchase of products and services from the Company. Sales to A+G Motorad GmbH, consisting primarily of motorcycles and parts were Lit. 7,660 million ($ 4,823,000) in 1995 and Lit. 4,736 million and Lit. 5,169 million in 1994 and 1993 respectively.

The balance with Finprogetti S.p.A. results principally from balances in existence at the date of acquisition of the Finprogetti subsidiaries.

    Amounts due to related parties and affiliated companies

                                           1995     1995     1994
                                         US$'000  Lire m.  Lire m.

    Finprogetti S.p.A.                      217      345       -
    Interim S.p.A.                           98      155       -
    Other                                     6        9       35
                                            ---      ---      ---
                                            321      509       35
                                            ===      ===      ===


Amounts due to Finprogetti S.p.A. are in respect of balances arising from a group value added tax system in effect prior to the acquisition by the Company, personnel of Finprogetti S.p.A. who worked for the Company from the July 17, 1995 but who become employees of the Company as at December 31, 1995 and for office machinery and furniture sold to the Company. Amounts due

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



12. RELATED PARTY TRANSACTIONS (Continued)

to Interim S.p.A., are in respect of real estate consulting and management services rendered to the Company's real estate subsidiaries.

Various guarantee arrangements between the acquired Finprogetti companies and their former parent company have expired before or shortly after December 31, 1995, with the exception of guarantees by Finprogetti S.p.A. of part of the bank advances in respect of finance activities (see Note 7).

    Transactions and arrangements with former Chairman

The repurchase of shares formerly owned by the ex-Chairman and commitment of the Company to acquire the remaining shares formerly owned by him are detailed in Notes 3 and 15. The repurchase has been accounted for at cost.

    Morrison Cohen Singer & Weinstein, LLP

The law firm of Morrison Cohen Singer & Weinstein, LLP, of which Howard E. Chase, a Director of the Company and its Chief Executive Officer, was a member until September 1, 1995, and to which he is now of counsel, was paid by the Company and its subsidiaries in 1995 an aggregate of Lit. 1,327 million ($816,000 at the actual dollar amounts invoiced) in legal fees and disbursements for services rendered.

The law firm of which Mr. Garavaglia, a Director of the Company, is a member was paid an aggregate of Lit. 268 million ($169,000) by the Company and its subsidiaries in 1995 for legal, statutory audit and tax consulting services rendered.

    Rental agreements

Currently, rent is being paid in the amount of Lit. 108 million ($68,000) annually by Centro Ricambi, the spare parts distribution subsidiary, to DeTomaso Modena for the 2,800 square meter distribution facility owned by the affiliate of Mr. DeTomaso. Management believes this rate of rental conforms with prevailing market rates. The Company plans to vacate the facility and move to other available space.

Mr. Francesco Pugno Vanoni, a Director of the Company, and his brother own offices in Milan which are leased to certain subsidiaries of the Company acquired from Finprogetti at a rental of Lit. 130 million ($82,000) per year. Management believes this rate of rental conforms with prevailing market rates.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



13. EXPORT SALES AND GEOGRAPHIC INFORMATION

The Company's sales by geographic destination were as follows:

                                           1995     1994     1993
                                         Lire m.  Lire m.  Lire m.

    Italy                                  35%       38%      35%
    Europe other than Italy                49%       51%      41%
    United States                           6%        5%       6%
    Elsewhere                              10%        6%      18%

Sales to Germany represented approximately 14% of motorcycle sales in 1995. No other country represented over 10% of motorcycle sales. As at December 31, 1995 all operating subsidiaries of the Company were located in Italy. The Company has assets in the Unites States in respect of offices which deal with regulatory matters and the remaining assets of a previous distribution company which have yet to be sold. Identifiable assets in the United States are not significant.


14. INDUSTRY SEGMENT ANALYSIS

The following tables shows net sales, operating profit and identifiable assets for the Company's industry segments:

    Net Sales
                                           1995    1995    1994    1993
                                          $'000   Lire m. Lire m. Lire m.

    Motorcycles                          45,878   72,854  54,961  43,593
    Steel tubing                          3,675    5,836       -       -
    Other:
      Management services                   961    1,526       -       -
      Corporate services and other          587      932   2,305   3,408
    Disposed operations                       -        -   1,073   1,027
                                         ------   ------  ------  ------
                                         51,101   81,148  58,339  48,028
    Intersegment eliminations            (5,602)  (8,895) (6,345) (6,109)
                                         ------   ------  ------  ------
    Total net sales                      45,499   72,253  51,994  41,919
                                        =======   ======  ======  ======
    Real Estate - rentals                   485      770       -       -
                                        =======  =======  ======  ======

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



14. INDUSTRY SEGMENT ANALYSIS (Continued)

Intersegment sales represent sales of spare parts by the Company's motorcycle production subsidiary to its spare part distribution subsidiary, management services provided by the Company's temporary management subsidiary and corporate administrative services. They are accounted for at prices comparable to unaffiliated customers.

    Operating profit/(loss)

                                              1995      1995     1994      1993
                                             $'000    Lire m.   Lire m.  Lire m.

    Motorcycles                                (28)      (45)    (632)     (846)
    Steel tubing                               148       235        -         -
    Real estate                                (58)      (92)       -         -
                                               ---       ---      ---       ---
    Operating profit/(loss)                     62        98     (632)     (846)
    Corporate expenses less other income    (4,189)   (6,652)  (4,368)   (4,617)
    Interest, net                               (4)       (6)   1,662    (1,261)
    Income taxes                              (264)     (420)     (39)      (12)
                                             -----    ------    ------   -------
    Loss from continuing operations         (4,395)   (6,980)  (3,277)   (6,736)
                                             ======    =====    =====     =====


Operating profit/(loss) is total revenues less operating expenses, excluding interest, corporate expenses and other income/(expense).

Capital expenditure and depreciation expense recorded in the financial statements relate primarily to the Company's motorcycle segment in 1995, 1994 and 1993.

    Identifiable assets
                                               1995     1995     1994
                                              $'000   Lire m.   Lire m.

    Motorcycles                              36,937   58,656    47,206
    Steel tubing                              5,547    8,808         -
    Real estate                              26,388   41,904         -
    Corporate                                46,261   73,462    71,475
                                            -------  -------   -------

                                            115,133  182,830   118,681
                                            =======  =======   =======

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



14. INDUSTRY SEGMENT ANALYSIS (Continued)

Identifiable assets for operating industry segments are those identifiable assets used by those industry segments. There are no shared assets. Corporate assets are represented by cash, investments, tax and other receivables, financing of the operating industry segments and other assets in the course of realization following the sale of the Company's Maserati business, disposed of in 1993.


15. COMMITMENTS AND CONTINGENCIES

    Planned self-tender offer

The Company plans to conduct a redemption offer to purchase up to 80% of the shares held of record by each of its public shareholders at $12.26 per share. Such shareholders own approximately 33.45% of the Company's outstanding stock at December 31, 1995. Shareholders owning 66.55% of the outstanding stock as at such date have agreed not to participate. It is anticipated that the redemption offer will be initiated before the end of the second quarter of 1996. The Company also has a commitment to purchase the shares formerly owned by Mr. De Tomaso and now held by a trust, as described in Note 3.

The following proforma analysis shows the effects on cash, investments and shareholder's equity if the planned redemption offer is all cash, is accepted by 100% of those shareholders entitled to participate and the commitment to purchase the shares formerly owned by Mr. De Tomaso were effected as at December 31, 1995:


         Lit. m                           Cash    Investments   Equity

    Financial Statements  . . . . .      24,137     17,176      51,221
    Shares subject to repurchase              -    (13,897)          -
    Redemption (assuming all cash)      (24,564)         -     (24,564)
                                         ------    -------      ------
    Proforma  . . . . . . . . . . .        (427)     3,279      26,657
                                        =======     ======      ======

The Company is seeking to dispose of certain of its real estate interests, which depending on the timing thereof, could provide additional cash for the planned redemption offer, to meet its obligations arising in the ordinary course of business and to provide funds for further investment.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



15. COMMITMENTS AND CONTINGENCIES (Continued)

As at December 31, 1995, investments for a total of Lit. 16,215 million are held as security for the repurchase of shares formerly owned by Mr. De Tomaso. The Company, by switching the form of the security from cash into zero coupon bonds or similar investments, should be able to release approximately Lit. 2,000 million in available cash.

The completion of the planned redemption offer, assuming 100% acceptance of an all cash offer, will be dependant on realizing sufficient proceeds from the sale of fixed assets and/or arranging adequate credit facilities.

    Other commitments

The Company has no other material commitments other than for purchases of goods for production or resale in the ordinary course of business.

    Litigation

The Company and its subsidiaries are involved in litigation in the normal course of business. Management does not believe, based on the advice of its legal advisors, that the final settlement of such litigation will have an adverse effect on the Company's consolidated financial position as at December 31, 1995.


16. CONCENTRATION OF CREDIT RISKS

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base. Sales to governmental bodies in Italy are significant as a whole, but no single government body represents more than 10% of net sales.

The Company is reducing the level of its finance activities acquired from Finprogetti and does not intend to take on any significant new contracts.

The Company maintains cash and cash equivalents, short and long investments with various financial institutions of national standing in Italy and the United States.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



17.  FINANCIAL INSTRUMENTS

The Company does not normally enter into foreign exchange contracts in the normal course of its business. In 1995, the Company entered into a domestic currency swap through March 1996 for US $10,000,000 in respect of its intention to conduct a redemption offer, payable in US dollars, as discussed in Note 15.

    Off balance sheet risk

Unrealized losses arising through December 31, 1995 on the domestic currency swap above, have been included in the financial statements as at December 31, 1995. In view of the imminence of the planned redemption offer, the Company is not planning to enter into any new arrangements.

As described in Notes 3 and 15, the Company has a commitment denominated in US Dollars to repurchase shares formerly owned by its ex-Chairman, Mr. De Tomaso. At the exchange rate at December 31, 1995, this commitment amounts to Lit. 13,897 million.

    Fair value of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

Cash and cash equivalents: the carrying amount of cash and cash equivalents reported by the Company approximates their fair value.

Short and long term debt: the carrying amount of the Company's borrowings under its short-term credit arrangements, approximates their fair value. The fair values of the Company's long-term debt are estimated using cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Fixed interest securities which have maturities from one to three years: fair value for marketable quoted securities is based on market price and for non marketable securities, is estimated using discounted cash flow analysis based on similar investments available as at the balance sheet date.

There are no significant differences between fair value and carrying value for any of the Company's financial instruments as at December 31, 1995.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995



18. SUBSEQUENT EVENTS

The Company has agreed to purchase the outstanding stock of Moto America Inc., the sole distributor of Moto Guzzi motorcycles in the United States. The acquisition is not material and will be consummated by issue of stock by the Company. It is expected that the results of Moto America, Inc. will be included in operations from April 1, 1996.

DE TOMASO INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

- ----------------------------------------------------------------------------------------------------------
                    COL A                 COL. B                Col. C               Col. D        Col. E
- ----------------------------------------------------------------------------------------------------------
                                                         (1)           (2)
                                        Balance at   Charged to    Charged to                   Balance at
                                         beginning   costs and   other accounts   Deductions        end
                 Description             of period    expenses      Describe       Describe      of period
- ----------------------------------------------------------------------------------------------------------

        IN MILLIONS OF ITALIAN LIRE

        YEAR ENDED DECEMBER 31, 1995

Deducted from asset accounts:

    Allowance for doubtful accounts        571        433       (a) 2,464                        3,468
    Inventory obsolescence reserve       5,451      1,772                      (b)  (611)        6,612
                                        ------     ------                       --------        ------
                                         6,022      2,205           2,464           (611)       10,080
                                        ------     ------          ------       --------        ------

        YEAR ENDED DECEMBER 31, 1994

Deducted from asset accounts:

    Allowance for doubtful accounts        588         91                     (c)   (108)          571
    Inventory obsolescence reserve       7,144        669                     (c) (2,361)        5,451
                                        ------     ------          ------       --------        ------
                                         7,732        760                         (2,470)        6,022
                                        ------     ------          ------       --------        ------
        YEAR ENDED DECEMBER 31, 1993

Deducted from asset accounts:

    Allowance for doubtful accounts      1,526         81                     (c)   (149)          588
                                                                              (d)   (870)
    Inventory obsolescence reserve      25,558      1,261                     (c)   (890)        7,144
                                                                              (d)(18,785)
                                        ------      -----                            --------   ------
                                        27,084      1,342                        (20,694)        7,732
                                        ------     ------                       --------        ------
    Product warranty liability           2,118                                (c)   (831)          257
                                                                              (e)    185
                                                                              (f)   (260)
                                                                              (d)   (955)
                                        ------                                  --------
        IN THOUSANDS OF US DOLLARS

        YEAR ENDED DECEMBER 31, 1995

Deducted from asset accounts:

    Allowance for doubtful accounts        352        273      (a)  1,552                        2,184
                                                               (e)      7
    Inventory obsolescence reserve       3,361      1,116      (e)     72      (b)  (385)        4,164

                                        ------     ------          ------       --------        ------
                                         3,713      1,389           1,631           (385)        6,348
                                        ------     ------          ------       --------        ------

    (a) Acquisitions of businesses
    (b) Disposal of inventory
    (c) Amounts written off
    (d) Sale of business
    (e) Exchange movements
    (f) Product warranty payments

Item 9.           Changes in and Disagreements with Accountants
                  in Accounting and Financial Disclosure
                  ---------------------------------------------

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

         April 12, 1996                  s/ Howard E. Chase
                                        -------------------
                                        Howard E. Chase
                                        President and Chief Executive Officer

         April 12, 1996                 s/ Carlo Previtali
                                        -------------------
                                        Carlo Previtali
                                        Secretary/Treasurer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

         April 12, 1996                  s/ Howard E. Chase
                                        -------------------
                                        Howard E. Chase - Director

         April 12, 1996                  s/ Santiago De Tomaso
                                        ----------------------
                                        Santiago De Tomaso - Director

         April 12, 1996                  s/ Mario Tozzi-Condivi
                                        -----------------------
                                        Mario Tozzi-Condivi -
                                        Vice Chairman and Director

         April 12, 1996                  s/ Albino Collini
                                        ------------------
                                        Albino Collini -
                                        Chief Operating Officer and Director

         April 12, 1996                  s/ Francesco Pugno Vanoni
                                        --------------------------
                                        Francesco Pugno Vanoni -
                                        Chairman of the Board and Director


                                        --------------------------
                                        Patrick D'Angelo - Director

         April 12, 1996                  s/ Giovanni Avallone
                                        --------------------------
                                        Giovanni Avallone - Director

         April 12, 1996                  s/ Roberto Corradi
                                        --------------------------
                                        Roberto Corradi - Director

         April 12, 1996                  s/ Carlo Garavaglia
                                        --------------------------
                                        Carlo Garavaglia - Director

         April 12, 1996                  s/ Maria Luisa Ruzzon
                                        ----------------------
                                        Maria Luisa Ruzzon - Director

                                                      PART IV


                                INDEX TO EXHIBITS
                                -----------------
                                                                    Page Number
                                                                    -----------

 2(a) Amended and Restated Stock Purchase Agreement dated July 17, 1995 between Registrant and Finprogetti S.p.A. with Exhibits A, B, C & D (filed as Exhibit
               2.1 to Current Report on Form 8-K for Event Dated
               July 17, 1995).

 3(a)          Restated Articles of Incorporation of Registrant
               (filed as Exhibit 3(a) to Registrant's 1981 Annual
               Report on Form 10-K).

 3(b)          By-laws of Registrant (filed as Exhibit 3(b) to
               Registrant's 1981 Annual Report on Form 10-K).

 3(c) Articles of Amendment to Articles of Incorporation filed January 31, 1986 with Maryland Department of Assessments and Taxation (filed as Exhibit 3(c) to Registrant's 1985 Annual Report on Form 10-K).

 3(d) Articles of Incorporation, as amended by the Articles of Amendment described in 3(c), above (filed as Exhibit 3(d) to Registrant's 1985 Annual Report on
               Form 10-K).

10(a) Agreement dated May 17, 1993 between O.A.M. S.p.A., Fiat Auto, S.p.A. and other (filed as Exhibit 10.1 to the Current Report Dated May 17, 1993 filed on Form 8-K).

10(b)          Voting Agreement dated July 17, 1995 among Finprogetti,
               S.p.A. and Messrs Howard E. Chase, Mario Tozzi-Condivi and Albino Collini (filed as Exhibit 10.1 to Current Report on Form 8-K for Event Dated July 17, 1995).

10(c)          Agreement dated July 20, 1995 between De Tomaso Industries, Inc.
               and Pirunico Trustees (Jersey) Limited (filed as Exhibit 10.2 to Current Report on Form 8-K for Event Dated July 17, 1995.

10(d)          Agreement dated May 17, 1993 between O.A.M. S.p.A., Fiat
               Auto S.p.A., and others (filed as Exhibit 10.1 to the Current Report Dated May 17, 1993 filed on Form 8-K).


10(e) Agreement dated April 27, 1993 between Registrant and Finpro-getti, S.p.A., together with Exhibits A-D thereto (filed on Exhibit 10(b) to 1994 Annual Report on Form 10-K/A,
               Amendment No. 2).

10(f) Agreement dated April 10, 1995 between Registrant and Alejan-dro DeTomaso (filed as Exhibit 10(c) to 1994 Annual Report on
               Form 10-K/A, Amendment No. 2).

10(g)          Agreement dated as of November 1, 1995 between the Registrant
               and Howard E. Chase.                                                   71

10(h)          Agreement dated as of November 1, 1995 between the Registrant
               and Albino Collini.                                                    83

10(i)          Agreement dated as of November 1, 1995 between the Registrant
               and Francesco Pugno Vanoni.                                            85

10(j)          Agreement dated as of November 1, 1995 between the Registrant
               and Como Consultants, Limited.                                         88

10(k)          Agreement dated as of November 1, 1995 between the Registrant
               and Domenico Costa.                                                   101

10(l)          Agreement dated as of November 1, 1995 between the Registrant
               and Carlo Previtali.                                                  103

10(m)          Agreement dated as of November 1, 1995 between the Registrant
               and Giovanni Avallone.                                                105

10(n)          Option Agreement between the Registrant and Howard E. Chase.          107

10(o)          Option Agreement between the Registrant and Albino Collini.           109

10(p)          Option Agreement between the Registrant and Como
               Consultants, Limited.                                                 111

10(q)          Option Agreement between the Registrant and Domenico Costa.           113

10(r)          Option Agreement between the Registrant and Carlo Previtali.          115

10(s)          Option Agreement between the Registrant and Giovanni Aval-
               lone.                                                                 117
















10(t)          Option Agreement between the Registrant and Santiago De
               Tomaso.                                                               119

21. Subsidiaries: The Registrant's significant subsidiaries, the jurisdiction of their incorporation and nature of their respective activities is contained in the current Annual
               Report on Form 10-K.