Form 10-K/A
period 1995-12-31
DETOMASO INDUSTRIES INC
filed 1996-05-07
CIK 28367

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
Act of 1934. [No Fee Required]

For the transition period from                          to
                               ------------------------     -------------------.

Commission File Number   0-2642
                       ----------

                           DE TOMASO INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

      Maryland                                              52-0466460
- --------------------------------                     -------------------------
(State of other jurisdiction of                      (I.R.S. Employer I.D. No.)
incorporation or organization)


          P.O. Box 856
107 Monmouth Street, Red Bank, New Jersey                    07701
- ------------------------------------------               ------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:        (908) 842-7200
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                       PART III

Item 10.  Directors and Executive
- -------   Officers of the Registrant
          --------------------------


Directors
- ---------
                               Position with Company
                               and Business Experience  Director
 Name                    Age   During Past Five Years    Since
 ----                    ---   ----------------------    -----

 Giovanni Avallone       54   Director;  Director   of    1995
                              Finprogetti        since
                              February    2,     1993;
                              Director  of Lita S.p.A.
                              since    February    12,
                              1995;    Director     of
                              Interim   S.p.A.   since
                              April  26, 1993;  Direc-
                              tor    of   TIM    since
                              December 16, 1994.

 Howard E. Chase         59   Director;  Secretary  of    1971
                              the Company and  Company
                              counsel  from 1971 until
                              September    1,    1995;
                              Vice-President  of   the
                              Company   from  1986  to
                              October    28,     1995;
                              partner   of    Morrison
                              Cohen   Singer  &  Wein-
                              stein,  LLP  from  April
                              1984 until September  1,
                              1995;   President    and
                              Chief Executive  Officer
                              of  the  Company   since
                              October 28, 1995.
 Albino Collini          54   Director;      Executive    1995
                              Vice    President    and
                              Chief Operating  Officer
                              of  the  Company   since
                              October    28,     1995;
                              Director  of  Moto Guzzi
                              since  July  24,   1995;
                              President of TIM  S.p.A.
                              and  predecessors  since
                              1987; Managing  Director
                              of  Finprogetti   S.p.A.
                              since   July  20,  1995;
                              Director of  Finprogetti
                              International   Holding,
                              S.A.  since  October 29,
                              1993;    Director     of
                              Titanus   S.p.A.   since
                              May 25, 1995.

                               Position with Company
                              and Business Experience   Director
Name                    Age    During Past Five Years   Since
- ----                    ---   ----------------------    -----

Mario Tozzi-Condivi     71   Director; Vice  Chairman    1993
                             since  October 28, 1995;
                             Director of Moto  Guzzi,
                             S.p.A.  since  July  24,
                             1995;  President  of MAI
                             since   February   1989;
                             Chairman  of  the  Board
                             of  Maserati  U.K. Ltd.,
                             1986-1987;   Independent
                             consultant  to   automo-
                             bile          importers,
                             distributors         and
                             dealers   in    England,
                             Italy,   Singapore   and
                             South   Africa,    1984-
                             current.

Roberto Corradi         59   Director;  Chairman   of    1989
                             Progetto    S.a.A.    di
                             Roberto  Corradi &  Co.,
                             architectural      firm,
                             since  1987; in  private
                             architectural   practice
                             for   more   than   five
                             years prior thereto.
Carlo Garavaglia        52   Director;   Member    of    1995
                             Studio            Legale
                             Tributario   Associates,
                             a  law  firm  in  Milan,
                             for   more   than   five
                             years;  Chairman of  the
                             Board    of     American
                             Finance   S.p.A.   since
                             July 21, 1995;  Director
                             of  AF  since May  1994;
                             Director  and  President
                             of   Moto  Guzzi   since
                             July 24, 1995;  Director
                             of  O.A.M. since May 20,
                             1994;  Chairman  of  the
                             Board  of  O.A.M   since
                             July  21, 1995; Director
                             of Finprogetti  Investi-
                             menti        Immobiliare
                             S.p.A.  since October 8,
                             1993; Director of  Grand
                             Hotel    Bitia    S.r.l.
                             since   March  4,  1994;
                             Director  of  TIM  since
                             December    16,    1994;
                             Director  of   Tridentis
                             Financiere S.r.l.  since
                             December    20,    1990;
                             Director of  Finprogetti
                             S.p.A.  since  September
                             2, 1993.

Maria Luisa Ruzzon      49   Director of  Finprogetti    1995
                             S.p.A.  since   February
                             2, 1993.

                               Position with Company
                              and Business Experience   Director
Name                    Age    During Past Five Years   Since
- ----                    ---   ----------------------    -----

Santiago De Tomaso      40   Director, President  and    1993
                             Chief Operating  Officer
                             of   the  Company   from
                             1993     to      October
                             28,1995;    Sales    and
                             Promotion  Manager   and
                             Member of  the Board  of
                             Directors  of   DeTomaso
                             Modena  S.p.A. for  more
                             than   the   past   five
                             years;  Vice   President
                             of           Immobiliare
                             Canalgrande  S.p.A.  for
                             more than the past  five
                             years;    Administratore
                             Unico  of  Storm  S.r.l.
                             since   May   18,  1992;
                             Member of the Boards  of
                             Directors of Moto  Guzzi
                             S.p.A.   and    American
                             Finance   S.p.A.,   each
                             for more  than the  past
                             five years.

Francesco Pugno         66   Chairman  of  the  Board    1995
Vanoni                       since October 28,  1995;
                              President            of
                             Finprogetti  S.p.A.  for
                             more  than  five   prior
                             years;    Director    of
                             Ceccato,  S.p.A. and  of
                             Finceccato,  S.p.A.  for
                             more than the past  five
                             years.


     None of the above-described persons except Mr. Chase is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1994 or of any company registered as an Investment Company under the Investment Company Act of 1940. Mr. Chase, in 1987, became a director of Thoratec Laboratories, Inc., a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no family relationship among any of the members of the Board of Directors or the officers of the Company.

     The Company has no standing nominating committee of the Board of Directors, or committee performing similar functions. A compensation committee was estab-lished on October 28, 1995; Mr. Corradi is currently its sole member. An audit committee was established in 1989 but has not held any meetings. In respect of all of these functions, the Board has acted as a committee of the whole. All of the current members of the Board of Directors who were or became directors in 1995 attended at least 75% of the meetings held in such year during their term of service, other than Mr. Corradi. The term of each Director will expire when his successor shall have been elected and shall have qualified. Non-employee directors will be compensated for their services as such, at the rate of $4,000 per year. See "Compensation of Directors" below.
                                       ---

Principal Security Holders
- --------------------------

     The following table sets forth, as at April 19, 1996, information concern-ing the beneficial ownership of voting securities of the Company by each person who is known by Management to own beneficially more than 5% of any class of such securities:

                      Name and Address of       Amount Bene-   Percent
Title of Class        Beneficial Owner          ficially Owned of Class
- --------------        -------------------       -------------- --------

Common Stock          Finprogetti, S.p.A.         1,786,680(1)    37.9%
Common Stock          Pirunico Trustees (Jersey)
                      Limited(2)                    776,530       16.5%

     1 Of such amount, 248,673 shares are held in escrow pending satisfaction of a condition precedent and may not be voted by Finprogetti. Finprogetti therefore may vote 32.6% of all votes entitled tobe cast. Such amount excludes 165,974 owned beneficially by Albino Collini.

     2 Pirunico Trustees (Jersey) Limited is the trustee of a trust which acquired by gift shares formerly owned by the Company's former principal shareholder.


Executive Officers
- ------------------
                                        Position with Company
                                        and Business Experience
      Name               Age            During Past Five Years
      ----               ---            -----------------------

Francesco Pugno Vanoni(1)

Howard E. Chase(1)

Albino Collini(1)

Santiago De Tomaso(1)

Mario Tozzi Condivi(1)

Carlo Previtali          52   Director of Finprogetti International Holding,
                              S.A. from November 1988 to December 1994;
                              Director of Nolan S.r.l. from May 1989 to November
                              1990; Director of Serfin S.r.l. from October 1989 to July 1992; Chief Executive Officer of Profin
                              S.p.A. from January 1990 to

                                        Position with Company
                                        and Business Experience
      Name               Age            During Past Five Years
      ----               ---            -----------------------

                              December 1995; Director of Idea Uno S.r.l. from February 1990 to June 1992; Director of Cem S.p.A. from March 1990 to January 1991; Chief Executive Officer of Unifin, S.r.l. from March 1990 to October 1991; Director of Finpromerchant, S.r.l. from June 1990 to October 1992; President of San Giorgio S.r.l. (a non-executive title) from July 1990 to November 1993; Director of Fintrade S.p.A. from September 1990 to February 1994; Director of Finprogetti Immobiliari, S.p.A. from May 1991 to May 1994; Director of Progetti Cosmetics S.r.l. from June 1991 to June 1994; Director of Oikos S.r.l. from September 1991 to March 1993; Director of Team Finanziaria S.r.l. from October 1991 to July 1993; Director of Codd And Date, S.p.A. from December 1992 to February 1994; President of Penice Immobiliari S.r.l. from January 1993 to December 1994; Chief Executive Officer of Finprogetti Investimenti Immobiliare, S.p.A. from February 1993 to October 1995; Director of Finproservice, S.p.A. from March 1993 to September 1994; Director of O.A.M., S.p.A. from July 1995 to December 1997; Director of American Finance, S.p.A. from July 1995 to December 1997; Director of Opticos S.r.l. from May 1983 to July 1991; President of Trimi S.r.l. from April 1990 to October 1992; San Giorgio S.r.l., in which Mr. Previtali held a non-executive post until he resigned in November 1993, has been in "controlled administration" in Italy since 1995. Controlled Administration is roughly analogous to United States bankruptcy reorganization.

Catherine D. Germano     67   Assistant Treasurer and Assistant Secretary; Trea-
                              surer and Secretary of the Company from 1973 until
                              October 28, 1995.
_____________________________

     1 Information relating to the ages, positions with the Company and past business experience of Messrs. Chase, Collini, Tozzi-Cond-ivi, Pugno Vanoni and DeTomaso is set forth above under "Direc-tors." All executive officers will serve in their respective capacities until their successors shall have been elected and shall have qualified.

Item 11.       Executive Compensation
- -------        ----------------------


                 Summary of Cash and Certain Other Compensation

     The following table shows, for the three fiscal years ended December 31, 1995, 1994 and 1992 the cash compensation paid or accrued for those years to the President of the Company and each of the most highly compensated executive offi-cers of the Company other than the President whose aggregate annual salary and bonus exceed $100,000 for the Company's last fiscal year ("Named Executives") in all the capacities in which they served:

                              SUMMARY COMPENSATION TABLE


                                                                                      Long-Term Compensation
                                                                                      -----------------------------
                                    Annual Compensation                               Awards             Payouts
                                 ---------------------------------------------------  ----------         --------
Name and                                                            Other             Restricted
Principal                                                           Annual            Stock      Options/ LTIP       All Other
Position                     Year   Salary(Lit./$)       Bonus(Lit./$)Compensation($) Awards($)  SARs (#) Payouts($) Compensation($)
- --------                     ----   ---------------      ---------------------------- --------   -------- ---------- --------------
Alejandro DeTomaso -         1993  Lit. 659,233,333/          -0-        -0-            -0-         -0-       -0-          -0-
President of the                         ($415,000)
Company until
April 2, 1993.


Santiago DeTomaso            1993  Lit. 110,000,000/           -0-       -0-            -0-         -0-       -0-          -0-
President of the Company                  ($69,270)
from April 2, 1993 until     1994  Lit. 100,000,000/           -0-       -0-            -0-       30,000      -0-          -0-
October 28, 1995                          ($63,000)
                             1995  Lit. 76,500,000/
                                          ($48,000)


Howard E. Chase             1995   Lit. 155,737,000/           -0-       -0-            -0-      300,000      -0-          -0-
President and Chief                       ($98,071)
Executive Officer
since October 28, 1995


Albino Collini              1995   Lit. 186,700,000/       50,000,000    -0-            -0-      150,000      -0-          -0-
Executive Vice President                 ($117,569)         ($31,486)
since October 28, 1995


Mario Tozzi Condivi         1995   Lit. 93,414,000/            -0-       -0-            -0-      200,000      -0-          -0-
Vice Chair since                         ($58,825)
October 28, 1995


Domenico Costa              1995   Lit. 237,850,000/           -0-       -0-            -0-       60,000      -0-          -0-
President of TIM                         ($149,781)


Arnolfo Sacchi -            1994   Lit. 192,000,000/           -0-       -0-            -0-          -0-      -0-          -0-
Administratore Delegato                  ($120,907)
of Moto Guzzi since         1995   Lit. 223,519,700/           -0-       -0-            -0-       60,000      -0-          -0-
1994                                     ($140,756)


                                  STOCK OPTION GRANTS

   The following table sets forth information concerning the grant of stock options/SARs made during the fiscal year ended December 31, 1995 to each of the Named Executives:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

- --------------------------------------------------------------------------------
                  Individual Grants*
- -------------------------------------
                   Percent of                              Potential Realizable Value
                   Number of    Total                 at Assumed Annual Rates              (Alternative to
                   Securities   Options/                of Stock Price Appreciation       Potential Realizable
                   Underlying    SARs                     For Option Term                        Value)
                                                      -------------------------------  ----------------------------
                   Options/    Granted to
                   SARs        Employees   Exercise or
                   Granted     in Fiscal   Base Price  Expiration                                   Grant Date
Name                  (#)      Year        ($/Sh)      Date          0%     5% ($)       10% ($)    Present Value $
- -------------------------------------------------------------------------------------------------------------------
Howard E. Chase      300,000   31.25%      12.26       11/1/2000     -0-   150,000       1,155,000
Mario Tozzi Condivi  200,000   20.8%       12.26       11/1/2000     -0-   100,000         770,000
Albino Collini       150,000   15.6%       12.26       11/1/2000     -0-    75,000         577,500
Santiago De Tomaso    30,000    3.1%       12.26       11/1/2000     -0-    15,000         115,500
Domenico Costa        60,000    6.2%       12.26       11/1/2000     -0-    30,000         231,000
Arnolfo Sacchi        60,000    6.2%       12.26       11/1/2000     -0-    30,000         231,000

___________________________

* All options are exercisable as to 20% of the grant cumulatively over five years.



Stock Option Exercises
- ----------------------


   None of the Named Executives exercised any stock options in the 1995 fiscal year.



               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES
                                                                                   Value (1) of Unexercised
                        Shares                       Number of Unexercised             In-the-Money
                       Acquired                          Option/SARs at               Option/SARs at
                          on             Value            FY-End (#)                      FY-End ($)
                                                    -------------------------   ----------------------------
                      Exercise(#)    Realized($)    Exercisable  Unexercisable  Exercisable    Unexercisable
                      -----------    -----------    -----------  -------------  -----------    -------------
Howard E. Chase            -              -              -           300,000           -              -
Mario Tozzi Condivi        -              -              -           200,000           -              -
Albino Collini             -              -              -           150,000           -              -
Santiago De Tomaso         -              -              -            30,000           -              -
Domenico Costa             -              -              -            60,000           -              -
Arnolfo Sacchi             -              -              -            60,000           -              -

- --------------------------------

               (1) Based on the fair market value per share of the Common Stock of $10.375, which was the closing price of the Common Stock on the NASD Small Capitalization Market.


                            Compensation of Directors

               Non-employee members of the Board of Directors of the Company will each be paid $4,000 per year from the Company for services rendered in their capacity as such. The Board has adopted, subject to shareholder approval, an outside directors stock option plan under which non-employee directors will receive automatic grants of stock options. Officers of the Company or its subsidiaries who are members of the Board of Directors of the Company and employees receive compensation for services rendered in their capacities as officers only. Subject to shareholder approval of a non-qualified employee stock option plan adopted by the Board, officers may be entitled to discretionary grants of stock options. See "Summary of Cash and Certain Other
                                        ---
Compensation".


           Compensation Committee Interlocks and Insider Participation

               The Company's Board of Directors established a compensation committee on October 28, 1995, but it has not yet convened. The Company and each of its subsidiaries has, to date, addressed all compensation issues through its or their respective boards of directors. All members of the Board of Directors other than Ms. Ruzzon and Mr. Corradi served as executive officers and/or employees of the Company and/or one or more of the Company's subsidiaries in 1995. Mr. Garavaglia is President of Moto Guzzi, but receives no compensation as such.

               Messrs. Tozzi-Condivi, Chase, Pugno Vanoni, Garavaglia and Previtali engaged in transactions with the Company during 1995 other than in the capacity described above. See "Certain Relationships and Related Transactions"
                           ---
below.


          Board Compensation Committee Report on Executive Compensation

               The compensation policy implemented by the Company and its sub-sidiaries for the compensation of executive officers calls for consideration of the nature of each executive officer's work and responsibilities, unusual accomplishments or achievements on the Company's behalf, the time expended in connection with that executive officer's duties, years of service, and the Company's (or subsidiary's) financial condition generally. Historically, overall corporate performance has not been a significant factor in establishing compensation. However, as a result of the Finprogetti Acquisition and the many changes to the Company's governing structure, including the creation of an Executive Committee and Compensation Committee of the Board of Directors, other and additional factors are likely to be included in compensation policies, including overall corporate performance, and performance of individual units of the Company. A compensation committee of the Board of Directors was authorized on October 28, 1995.

               In November 1995 the Company entered into employment agreements with each of Howard E. Chase, Albino Collini, Giovanni Avallone and Carlo Previtali, an agreement for limited services with Francesco Pugno Vanoni, and a consulting agreement with Como Consultants, Ltd., a corporation which will provide the services of Mario Tozzi Condivi. The agreements with Mr. Chase, Collini, Vanoni and Como Consultants are for a term of five (5) years, and all other agreements are for a term of three years, subject, in all cases, to early termination under certain conditions. Pursuant to such agreements Mr. Chase serves as President and Chief Executive Officer at a base salary of $375,000 per year, Mr. Collini serves as Chief Operating Officer at a base salary of $250,000 per year and Mr. Tozzi-Condivi serves as Vice-Chairman of the Board and Chairman of the Executive Committee at a base salary of $185,000 per year. All such agreements are subject to cost-of-living increases. The agreement with Mr. Previtali provides for his serving as Treasurer of the Company at a salary of Lit. 240,000,000 ($148,515) per year, the agreement with Mr. Avallone provides for his serving as Director of Special Projects and Merchant Banking Group at an annual salary of Lit. 60,000,000 ($37,783), and the agreement with Mr. Pugno-Vanoni provides that in any year in which he serves on the Company's Executive Committee, he will receive a salary of Lit. 80,000,000 ($49,505) for such year.

               The compensation of the Named Executives in 1995 were the result of the negotiated employment agreement described above, and not the implementation of a compensation policy.

                       Comparative Stock Performance Graph

               The following is a graph comparing the annual percentage change in the cumulative total shareholder return of the Company's common stock with the corresponding returns of the published Dow Jones Equity Market Index and Dow Jones Automobile Manufacturers Index and the NASDAQ Non-Financial Index compiled by Research Data Group for the Company's five (5) fiscal years ended December 31, 1991-1995, inclusive.



Research Data Group                     Total Return - Data Summary


                                      DTOM

                                                     Cumulative Total Return

                                    ------------------------------------------
                                    12/90   12/91   12/92  12/93  12/94  12/95

De Tomaso Inds Inc            DTOM    100      82      82     47    218    244

DJ EQUITY MARKET INDEX        IDOW    100     132     144    158    159    221

DJ AUTOMOBILE MANUFCTRS       IAUT    100      98     143    238    203    241

NASDAQ NON-FINANCIAL          INNF    100     161     176    203    195    268

Item 12. Security Ownership of Certain
- -------  Beneficial Owners and Management
         --------------------------------


     The following table sets forth, as at April 19, 1996, information concern-ing the beneficial ownership of voting securities of the Company by all Direc-tors or nominees, individually, and by all Directors and Officers as a group:


                                      Number of Shares
                            Title of  of Common Stock           Percent
                             Class    Beneficially Owned        of Class
                           --------   ------------------        --------

Albino Collini1              Common         165,974                  3.4
Patrick D'Angelo(2)          Common          50,900                  1.1
Francesco Pugno Vanoni(1)    Common          32,971                  0.7

All officers and
Directors as a
Group                        Common         439,8433                 8.9


_____________________________

     1 Mr. Collini is an officer of, and Mr. Pugno Vanoni is an officer, director and shareholder of Finprogetti, S.p.A., which benefi-cially owns 1,786,680 shares. While neither has authority to dispose of or vote the shares of Finprogetti, and disclaims beneficial ownership thereof, since Finprogetti has agreed to vote its shares in favor of the nominated slate of directors and in favor of ratifying the Maserati Sale, for those purposes only, they each could be deemed to beneficially own the shares held by Finprogetti. Of the shares owned beneficially by Mr. Collini, 135,974 are held of record by Tairona, S.A., a Luxembourg corporation affiliated with Mr. Collini, and 30,000 represent options exercisable within 60 days.

     2 Mr. D'Angelo was a member of the Board of Directors until April 23, 1996, when he resigned in disagreement over the timing of and payment terms embodied in the planned stock repurchase program being considered by the Board of Directors.

     3 Includes 228,000 shares purchasable upon exercise of options exercisable within 60 days.

      Retirement of Former Chairman; Repurchase of Former Chairman's Shares

     On April 10, 1995, the Company entered into an agreement with Alejandro DeTomaso, the then-Chairman of the Board of the Company, under which the Company would repurchase Mr. DeTomaso's 1,000,000 shares of preferred stock and 480,304 shares of common stock at a negotiated price of Lit. 18,400 per share, converted into dollars at the exchange rate in effect on the closing date of 1,637 lire per dollar. Mr. DeTomaso thereafter conveyed his stock to an individual who reconveyed such stock to two trusts, which assumed his obligations and rights under the agreement.

     Performance under such repurchase agreement was made conditional upon the consummation of the Finprogetti Acquisition, which occurred on July 17, 1995. Contemporaneously with the closing of that transaction, 703,774 of the preferred and common shares formerly owned by Mr. DeTomaso were delivered to the Company in exchange for the Company's interests in the Hotel Canalgrande and the Hotel Roma, its two hotel properties, valued by the Board of Directors at Lit. 4,700,000,000 ($2,960,000) in the aggregate based upon independent appraisals, a collection of Maserati vehicles and engines valued by the Board at Lit. 3,200,000,000 ($2,015,000) and Lit. 5,000,000,000 ($3,149,000) in cash. The transaction was accounted for at the assets' aggregate book value of Lit. 6,629,000,000 ($4,174,000) and no gain or loss resulted. The remaining preferred and common shares formerly held by Mr. DeTomaso were exchanged for an equal number of shares of newly issued common stock, which the Company is required to register for sale at the request of the holder. Each share of preferred and common stock was valued identically because Mr. De Tomaso agreed not to accept any premium for his preferred stock, despite its three-vote per share preference. If those shares are not sold prior to the third anniversary of the Finprogetti transaction, they will be acquired by the Company at the Lit. 18,400 per share price. A bank letter of credit has been obtained by the Company to guaranty payment of the repurchase price, secured by cash and certain investment securities owned by the Company. See also Note 3 of Notes to Consolidated Financial Statements. Management believes that the transaction with Mr. De Tomaso was on terms as favorable as those which would have been available from an independent third party.

     Chrysler Corporation, which had acquired an option from Mr. DeTomaso to purchase all of his shares upon the earlier of his disability or January 1, 1996, which option expired unexercised, had also acquired a co-extensive right of first refusal to purchase Mr. DeTomaso's equity interest in the Company on the same terms and conditions as any potential purchaser offered. The right of first refusal expired with the option.

     Contemporaneously with the repurchase of the initial block of shares formerly held by Mr. DeTomaso, Mr. DeTomaso resigned all directorships and offices which he had held in the Company and all of its subsidiaries.

Item 13        Certain Relationships and Related Transactions
- -------


     In 1995 the Company repurchased shares formerly owned by its former Chairman of the Board, and agreed to repurchase the remaining 776,530 shares formerly so held. See "Retirement of Former Chairman, Repurchase of Former
                   ---
Chairman's Shares", above.

     The law firm of Morrison Cohen Singer & Weinstein, LLP, of which Howard E. Chase, a Director of the Company and its Chief Executive Officer, was a member until September 1, 1995, and to which he is now of counsel, was paid by the Company and its subsidiaries in 1995 an aggregate of $714,831 in legal fees and disbursements for services rendered in 1995 and previous years. Fees paid by the Company and subsidiaries to Morrison Cohen Singer & Weinstein, LLP in such period did not exceed 5% of such firm's gross revenues for that period.

     Como Consultants Limited, an Isle of Jersey company which employs Mario Tozzi-Condivi, a Director of the Company and its Vice-Chairman, was paid an aggregate of $146,565 in 1995 for consulting services rendered to the Company and to its MAI subsidiary by Mr. Condivi.

     The law firm of which Mr. Carlo Garavaglia is a member was paid an aggregate of Lit. 268,000,000 ($169,000) by the Company and its subsidiaries in 1995 for legal and statutory auditing services rendered.

     Mr. Pugno Vanoni and his brother own offices in Milan which are leased to certain subsidiaries of the Company acquired from Finprogetti at a rental of Lit 130,000,000 ($82,000) per year.

     Mr. Previtali is the General Manager of Finprogetti, S.p.A. which charged the Company office expenses of approximately $170,000 in 1995 for its usage of Finprogetti facilities. Management believes that such expenses were comparable to expenses which would have been charged by third parties.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DE TOMASO INDUSTRIES, INC.


Date:  May 6, 1996            By:  s/ Howard E. Chase
                                 -------------------------------------
                                   Howard E. Chase, President



Date:   May 6, 1996           By:  s/ Catherine D. Germano
                                 -------------------------------------
                                   Catherine D. Germano, Assistant Secretary