Form 10-Q
DETOMASO INDUSTRIES INC
filed 1996-05-20
CIK 28367

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         March 31, 1996
                            ----------------------------------------------------

                                       OR

     (  )       TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    ---------------------

Commission File Number              0-2642
                       ---------------------------------------------------------

                           DE TOMASO INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   52-0466460
          --------                                -----------------
(State or other jurisdiction of incorporation)   (I. R. S. Employer
                                                  Identification No.)

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

                                     PART I


                              FINANCIAL INFORMATION

De Tomaso Industries Inc.
Consolidated Condensed Balance Sheets
March 31, 1996 and 1995


                                             March 31     March 31   December 31
                                               1996         1996        1995
                                             US$'000       Lire m.     Lire m.
                                            Unaudited     Unaudited     Note

ASSETS
Cash and cash equivalents . . . . . . . . .    12,873      20,221      24,137
Marketable securities, at cost  . . . . . .     3,125       4,910           -
Receivables . . . . . . . . . . . . . . . .    27,712      43,535      39,726

  Trade, less allowance of Lit. 1,057
    at March 31, 1996 . . . . . . . . . . .    18,400      28,906      23,725
  Finance receivables, less allowance of
    Lit 2,200 . . . . . . . . . . . . . . .     4,566       7,173       7,597
  Receivables from related parties  . . . .     2,589       4,067       3,624
  Other receivables . . . . . . . . . . . .     2,157       3,389       4,780

Inventories . . . . . . . . . . . . . . . .    19,793      31,095      30,717

  Raw materials, spare parts and
   work-in-process  . . . . . . . . . . . .    14,194      22,299      21,469
  Finished products . . . . . . . . . . . .     5,599       8,796       9,248

Prepaid expenses  . . . . . . . . . . . . .       576         905       1,109
                                             --------     -------      ------
TOTAL CURRENT ASSETS  . . . . . . . . . . .    64,079     100,666      95,689
                                             --------     -------      ------

Property, plant and equipment   . . . . . .     5,595       8,791       7,709

  At cost     . . . . . . . . . . . . . . .    21,116      33,174      35,884
  Less allowances for depreciation  . . . .
                                              (15,521)    (24,383)    (28,175)
  Trademarks and other intangible assets,
    net of
  amortization of Lit. 375  . . . . . . . .     2,944       4,625       4,750
  Goodwill    . . . . . . . . . . . . . . .       905       1,421       1,459
  Real estate for sale  . . . . . . . . . .    21,857      34,338      34,227
  Investments in unconsolidated companies .     1,394       2,190       2,205
  Marketable and other securities and
    investments . . . . . . . . . . . . . .    11,045      17,352      17,176
  Other assets  . . . . . . . . . . . . . .     9,397      14,763      19,615
                                             --------     -------      ------
  TOTAL ASSETS                              $ 117,216 Lit.184,146 Lit.182,830
                                             ========    ========     ========


  Note: The balance sheet as at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                       See Notes to Consolidated Financial Statements.

De Tomaso Industries Inc.
Consolidated Condensed Balance Sheets
March 31, 1996 and 1995



                                               March 31     March 31 December 31
                                                 1996        1996        1995
                                                US$'000     Lire m.     Lire m.
                                               Unaudited   Unaudited      Note

LIABILITIES
Advances from banks . . . . . . . . . . . .      16,286      25,585      18,538
Advances from banks for finance activities        5,589       8,781       8,621
Accounts payable  . . . . . . . . . . . . .      13,535      21,263      23,570
Accrued expenses and other payables . . . .       6,810      10,698      10,218
Current portion of long-term real estate debt     6,316       9,922       9,550
Current portion of other long-term debt . .       1,271       1,996       1,866
                                                -------     -------      ------
TOTAL CURRENT LIABILITIES                        49,807      78,245      72,363
                                                -------     -------     -------

Long-term real estate debt, less current portion  5,397       8,479       9,712
Other long-term debt, less current portion        5,260       8,264       8,386
Termination indemnities . . . . . . . . . .       5,297       8,322       8,231
Provision for claims  . . . . . . . . . . .       2,034       3,195       3,595

Minority interests  . . . . . . . . . . . .      10,777      16,931      16,773

Common stock subject to repurchase  . . . .       8,012      12,587      12,549

SHAREHOLDERS' EQUITY  . . . . . . . . . . .      30,632      48,123      51,221

Common stock, par value $2.50 per share:
Authorized 10,000,000 shares; 4,714,332 (3/31/95 -
  2,057,446) shares issued and outstanding
  less 776,530 subject to repurchase  . . .       4,293       6,744       6,744
Additional paid in capital  . . . . . . . .      45,405      71,332      71,332
Treasury stock, at cost . . . . . . . . . .      (7,528)    (11,826)    (11,826)
Deficit       . . . . . . . . . . . . . . .     (12,304)    (19,330)    (15,926)
Equity adjustment from translation  . . . .         672       1,055         711
Accretion expense and related exchange gains         94         148         186
                                               --------     -------      ------
                                              $ 117,216 Lit.184,146 Lit. 182,830
                                               ========    ========     ========


  Note: The balance sheet as at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.




                    See Notes to Consolidated Financial Statements.

De Tomaso Industries, Inc.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended March 31, 1996 and 1995



                                             March 31  March 31  March 31
                                               1996      1996      1995
                                              US$'000   Lire m.   Lire m.


Net sales     . . . . . . . . . . . . . . .   15,059    23,658     9,850
Cost of sales . . . . . . . . . . . . . . .
                                             (13,942)  (21,903)  (11,018)
                                              ------    ------    ------
                                               1,117     1,755    (1,168)


Selling, general and administrative expenses  (2,801)   (4,401)   (2,355)
Rental Income . . . . . . . . . . . . . . .      239       375        -
Other income/(expense), net   . . . . . . .
                                                  83       131        -
                                             --------  -------- --------
                                              (1,362)   (2,140)   (3,523)
Interest expense  . . . . . . . . . . . . .   (1,068)   (1,678)     (774)
Interest income . . . . . . . . . . . . . .
                                                 414       650     1,014
                                             -------  --------  --------

Loss from continuing operations before
  income taxes and minority interests . . .   (2,016)   (3,168)   (3,283)
Income taxes  . . . . . . . . . . . . . . .
                                                 (50)      (78)       -
                                             -------- ---------  --------

Loss from continuing operations before
  minority interests  . . . . . . . . . . .   (2,066)   (3,246)   (3,283)
Minority interests  . . . . . . . . . . . .
                                                (101)     (158)     (159)
                                             --------  --------  --------
Net (loss)/income . . . . . . . . . . . . .
                                              (2,167)   (3,404)   (3,442)
                                             ========  ========  ========



EARNINGS/(LOSS) PER SHARE                      US $       Lire       Lire

Net income/(loss) per share . . . . . . . . $  (0.46)  Lit.(722) Lit. (1,673)
                                           ==========     ======      ======


Average number of common shares and
  equivalents outstanding during the period 4,714,332  4,714,332  2,057,446
                                            =========  =========  =========










             See Notes to Consolidated Financial Statements.

De Tomaso Industries Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
3 Months ended March 31, 1996 and 1995


                                                    March 31  March 31  March 31
                                                      1996      1996     1995*
                                                     US$'000   Lire m.   Lire m.


Net (loss)/income . . . . . . . . . . . . .          (2,167)   (3,404)  (3,442)

Adjustments to reconcile net (loss)/income to net
  cash (used)/provided by operating activities:      (3,433)   (5,393)  (5,489)
                                                    -------- --------- --------
Net cash (used)/provided by operating activities     (5,600)   (8,797)  (8,931)
                                                    -------- --------- --------

Investing activities:

Net increase in investments and marketable securities(3,237)   (5,086) (12,203)
Deferred receipts from sale of Maserati . .              -         -    27,000
Purchases of property, plant and equipment             (813)   (1,166)    (811)
                                                   --------- --------- -------
Net cash provided/(used) by investing activities     (4,050)   (6,252)  13,986
                                                   --------- --------- -------



Financing activities:

Increase/(decrease) in advances from banks            4,588     7,207   (2,113)
Receipt of tax receivable . . . . . . . . .           3,348     5,259        -
Proceeds from long-term debt  . . . . . . .             212       333        -
Principal payments of long-term debt  . . .          (1,034)   (1,624)  (1,179)
                                                   --------- --------- --------
Net cash (used)/provided by financing activities
                                                      7,114    11,175   (3,292)
                                                    --------- -------- --------
Increase/(decrease) in cash and cash equivalents     (2,536)   (3,874)   1,763
Exchange movement on opening cash balances              (26)      (42)       -

Cash and cash equivalents, beginning of period       15,365    24,137    5,286
                                                   --------- --------  -------
Cash and cash equivalents, end of period  .          12,803    20,221    7,049
                                                   ========= ========  =======





*Reclassified to conform to March 31, 1996 presentation








               See Notes to Consolidated Financial Statements.

De Tomaso Industries Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
March 31, 1996



NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1995 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature.

The primary financial statements are shown in Italian lire because of all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into US Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lit. 1,571 to US $, the approximate exchange rate at March 31, 1996. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by US dollars at that or any other rate.


NOTE 2  COMPUTATION OF LOSS PER SHARE

Net loss per share for the three months ended March 31, 1996 and the three months to March 31, 1995 is computed on the average number of shares of common stock outstanding during such periods.

In July 1995, convertible preference shares formerly held by the ex-President of the Company were exchanged for an equal number of shares of common stock and 707,774 of the resulting total of 1,480,304 shares of common stock formerly held by the ex-President were acquired by the Company. Had the exchange of voting preference shares and acquisition of common stock been consummated as at January 1, 1995, then the loss per share for the three months to March 31, 1995 would have amounted to Lit. 1,462.

Item 2.     Management's Discussion and Analysis of
            Financial Conditions and Results of Operations
            ----------------------------------------------

    Overview

    In the three months to March 31, 1996, net sales increased 140% over the corresponding period in 1996 as follows:

        Internal growth of Moto Guzzi - motorcycle segment 88%
        Acquired businesses: Lita - steel tubing segment   47%
        Other, net                                          5%

    Gross margins increased to Lit. 1,755 million ($1,117,000) from a negative Lit. 1,168 million in 1995 mainly as a result of the volume increases at Moto Guzzi.

    The increase in operating expenses (selling, general and administrative expenses net of rental and other income) is due mainly to the effects of the acquisitions of Lita and additional personnel in the Company's temporary management and merchant banking activities. Operating expenses at Moto Guzzi have also increased over 1995 levels reflecting the increased level of opera-tions of this subsidiary and the expense of improving logistics and management information systems.

    Net interest expense in the three months ended March 31, 1996 compared to net interest income in the corresponding period in 1995 results principally from interest on real estate loans on the properties acquired from Finprogetti in 1995 and interest costs for short-term advances from banks that financed increased working capital at Moto Guzzi and working capital at Lita.

    Motorcycle segment

    The 93% growth in net sales of the motorcycle segment derives principally from increases in volumes. Price increases averaging 5% were put into effect on March 1, 1996.

    Production increased more than 85%, as 1,520 motorcycles were completed in the three months ended March 31, 1996, compared to 820 in the corresponding period in 1995. This reflects a significant improvement in January production, which in 1995 and prior years had been curtailed to allow for inventory taking, production planning and the like. Unit cost increases amounted to approximately 2% in the first quarter of 1996 as a result of increases in material prices (1.9%) and the net effect of continued outsourcing of components (0.1%). Aluminum prices, which had been a significant component of material cost increases in 1995 were stable in the first quarter of 1996. In accordance with national labor agreements, national negotiations have been initiated for wage increases which will become effective in June 1996.

    Steel tubing segment

    Lita, acquired in July 1995, has contributed Lit. 4,600 million ($2,928,000) to consolidated net sales in the three months ended March 31, 1996.

    Market conditions for Lita were difficult in the first quarter of 1996 as a result of falling steel prices. Sales volumes amounted to 2,963 tons, an increase of 48% over the corresponding period in 1995, mainly from domestic (Italian) sales from new customers and customers who had been lost under previous management. Export sales in the quarter, amounting to 5% of total net sales, represent early stage results of the decision to compete in export markets. Margins in the first quarter of 1995 were burdened by the fall in steel prices with consequent effect on the company's selling prices. Aluminized tubing prices fell by 8.5% and prices of cold welded tubing by 11.3%. Overall, the fall in steel prices during the quarter produced a negative effect on margins of approximately Lit. 300 million, offsetting the benefits gained from increased volumes. Steel prices have since stablized.

    Liquidity and sources of capital

    Net cash used in operations in the three months ended March 31, 1996 amounted to approximately Lit. 8,800 million ($5,602,000). This reflects cash outflows due to losses in the period and increases in working capital at Moto Guzzi and Lita: an increase of approximately Lit. 3,800 million in accounts receivable due to increasing sales levels and Lit. 1,800 million in respect of a decrease in the level of accounts payable. Moto Guzzi has succeeded in its objective of increasing sales without significant buildup in inventories and the increased working capital has been financed by short-term advances from banks under available lines of credit. The Company expects that available cash and short-term lines of credit will be sufficient to meet normal operating require-ments over the short-term.

    A tax receivable of Lit. 5,259 million ($3,348,000) was received in the period with the proceeds being applied principally for the purchase of market-able securities of Lit. 4,910 million ($3,125,000).

    Included in investments are amounts deposited as security for the Company's commitment to repurchase, under certain circumstances, 776,530 million shares of common stock previously owned by the ex-President of the Company. As at December 31, 1995, the amount deposited as security was Lit. 16,258 million, which was approximately Lit. 2,000 million in excess of the potential amount to be paid. The Company has arranged release of part of this excess, reducing the amount deposited as security to Lit. 14,514 million as at March 31, 1996. The released amount remains invested in certificates of deposit.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DE TOMASO INDUSTRIES, INC.


Dated:  May 17, 1996                    By:   /s/ Howard E. Chase
                                           --------------------------------
                                             Howard E. Chase, President


Dated:  May 17, 1996                    By:   /s/ Carlo Previtali
                                           --------------------------------
                                             Carlo Previtali, Secretary