Form 10-Q/A
period 1995-09-30
DETOMASO INDUSTRIES INC
filed 1996-07-26
CIK 28367

FORM 10-Q/A, AMENDMENT NO. 2

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

For the transition period from ___________________ to __________________________

                         Commission File Number 0-2642

                           DE TOMASO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   Maryland                                      52-0466460
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)

            P.0. Box 856, 107 Monmouth Street, Red Bank, N. J. 07701
               (Address of principal executive offices - Zip Code)

                                 (908) 842-7200
              (Registrant's telephone number, including area code)

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

                                     PART I

                              FINANCIAL INFORMATION

De Tomaso Industries Inc.
Consolidated Condensed Balance Sheets

September 30, 1995


                                                                               September 30        September 30          December 31
                                                                                   1995                1995                 1994
                                                                                  US$'000             Lire m.              Lire m.
                                                                                 Unaudited           Unaudited              Note

ASSETS

Cash and cash equivalents.................................................         6,971              11,265                5,286
Marketable securities, at cost............................................         3,100               5,009                5,000
Receivables...............................................................        21,944              35,462               48.259

    Trade, less allowance of Lit. 1,547 in 1995 and Lit 571
      in 1994)............................................................         9,770              15,787               14,416
    Finance receivables, less allowance of Lit 2,177......................         5,582               9,021                    -
    Receivables from related parties......................................         1,101               1,780                1,521
    Other receivables.....................................................         5,491               8,874                5,322
    Installment receivable from sale of subsidiary........................             -                   -               27,000

Inventories...............................................................        16,606              26,836               20,174

    Raw materials, spare parts and work-in-process........................        11,886              19,207               17,609
    Finished products.....................................................         4,721               7,629                2,565

Prepaid expenses..........................................................         1,468               2,373                1,322

                                                                                 -------            --------              -------
TOTAL CURRENT ASSETS......................................................        50,089              80,945               80,041
                                                                                 -------            --------              -------


Property, plant and equipment ............................................         4,408               7,123               12,954

    At cost ..............................................................        22,969              37,118               41,259
    Less allowances for depreciation......................................       (18,561)            (29,995)             (28,305)

    Trademarks and other intangible assets, net of
      amortization of Lit. 125............................................         3,017               4,875                    -
    Goodwill..............................................................           926               1,497                    -
    Real estate for sale..................................................        21,123              34,134                    -
    Investments in unconsolidated companies...............................         1,311               2,118                  259
    Marketable and other securities and investments,
       at cost............................................................        16,902              27,313               14,759
    Other assets..........................................................        11,819              19,100               10,648
                                                                               ---------            --------              -------
    TOTAL ASSETS                                                               $ 109,595        Lit. 177,105         Lit. 118,661
                                                                               =========            ========             ========

    Note: The balance  sheet as at December  31, 1994 has been  derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

            See Notes to Condensed Consolidated Financial Statements.

De Tomaso Industries Inc.
Consolidated Condensed Balance Sheets

September 30, 1995


                                                                               September 30        September 30          December 31
                                                                                   1995                1995                 1994
                                                                                  US$'000             Lire m.              Lire m.
                                                                                 Unaudited           Unaudited              Note

LIABILITIES

Advances from banks                                                               8,132                13,142              15,784
Advances from banks for finance activities                                        6,081                 9,827                  --
Accounts payable                                                                 11,067                17,884              12,838
Accrued expenses and other payables                                               8,980                14,511              11,981
Current portion of long-term real estate debt                                     5,192                 8,390                  --
Current portion of other long-term debt                                           1,133                 1,831               5,681
                                                                                -------               -------             -------
TOTAL CURRENT LIABILITIES                                                        40,585                65,585              46,319
                                                                                -------               -------             -------

Long-term real estate debt, less current portion                                  6,767                10,935                  --
Other long-term debt, less current portion                                        6,009                 9,710               5,004
Termination indemnities                                                           5,031                 8,130               7,137
Provision for claims                                                              1,977                 3,195               3,195

Minority interests                                                               10,342                16,731              13,849

Common stock subject to repurchase                                                7,929                12,814                  --

SHAREHOLDERS' EQUITY                                                             30,955                50,023              43,157

Voting preferred stock, convertible share for share into common stock, par value $2.50 per share:

Authorized 2,000,000 shares; 1,000,000 shares
   issued and outstanding in 1994                                                  --                    --                 1,453

Common Stock, par value $2.50 per share:
Authorized 10,000,000 shares; 4,714,332 (1994 -
   2,057,446) shares issued and outstanding
   less 776,530 subject to repurchase                                             4,173                 6,744               2,988
Additional paid in capital                                                       44,141                71,332              47,543
Treasury stock, at cost                                                          (7,318)              (11,826)                 --
Deficit                                                                         (10,082)              (16,293)             (8,946)
Equity adjustment from translation                                                   90                   145                 119
Accretion expense and related exchange movements                                    (49)                  (79)                 --
                                                                                -------               -------             -------
                                                                               $109,595         Lit.  177,105       Lit.  118,661
                                                                               ========              ========             ========


    Note: The balance  sheet as at December  31, 1994 has been  derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

            See Notes to Condensed Consolidated Financial Statements.

De Tomaso Industries, Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
9 Months Ended September 30, 1995 and 1994

                                                                               September 30       September 30         September  30
                                                                                   1995               1995                  1994*
                                                                                  US$'000            Lire m.               Lire m.

Net loss..................................................................        (4,545)             (7,347)              (2,119)


Adjustments to reconcile net loss to net
   cash (used)/provided by operating activities...........................         2,923               4,725                9,840
                                                                                  ------              ------               ------

Net cash provided/(used) by operating activities                                  (1,622)             (2,622)               7,721
                                                                                  ------              ------               ------


Investing activities:

Net increase in investments and other assets..............................        (7,483)            (12,092)             (14,760)
Purchases of subsidiaries, net of cash acquired...........................          (738)             (1,192)                   -
Deferred receipts from sale of Maserati...................................        16,708              27,000               23,750
Purchases of property, plan and equipment.................................          (667)             (1,078)              (1,291)
                                                                                  ------             -------               ------

Net Cash (used)/provided by investing activities..........................         7,820              12,638                7,669
                                                                                  ------             -------               ------

Financing activities:

Increase/(decrease) in advances from banks................................        (4,000)             (6,464)             (11,739)
Proceeds from share issues................................................         5,077               8,205                    -
Repurchase of shares......................................................        (3,094)             (5,000)                   -
Net decrease of long-term debt............................................          (486)               (786)              (1,994)
                                                                                  ------              ------              -------

Net cash provided/(used) by financing activities..........................        (2,503)             (4,045)             (13,733)
                                                                                  ------              ------              -------

(Decrease)/Increase in cash and cash equivalents..........................         3,695               5,971                1,687
Exchange movement on opening cash balances................................             5                   8                    -

Cash and cash equivalents, beginning of period............................         3,271               5,286                2,662
                                                                                  ------              ------               ------
Cash and cash equivalents, end of period..................................         6,971              11,265                4,349
                                                                                  ======              ======               ======

*Reclassified to conform to September 30, 1995 presentation.

            See Notes to Condensed Consolidated Financial Statements

De Tomaso Industries, Inc.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended September 30, 1995 and 1994

                                                                               September 30        September 30        September  30
                                                                                   1995                1995                 1994
                                                                                 3 months            3 months             3 months
                                                                                  US$'000             Lire m.              Lire m.

Net sales.................................................................        10,851              17,535               10,627
Cost of sales.............................................................       (10,611)            (17,148)              (9,563)
                                                                                  ------              ------                -----
                                                                                     240                 387                1,064


Selling, general and administrative expenses..............................        (2,748)             (4,441)              (2,239)
Rental Income.............................................................           226                 365                   -
Other income/(expense), net ..............................................           274                 442                   -
                                                                                 -------             -------              -------
                                                                                  (2,008)             (3,247)              (1,175)


Interest expense..........................................................        (1,016)             (1,642)                (981)
Interest income...........................................................           808               1,305                1,297
                                                                                 -------            --------              -------

Loss from continuing operations before
   income taxes and minority interests....................................        (2,218)             (3,584)                (859)
Income taxes..............................................................           (75)               (121)                  -
                                                                                 -------            --------               ------

Loss from continuing operations before
   minority interests.....................................................        (2,293)             (3,705)                (859)
Minority interests........................................................           (81)               (131)                (291)
                                                                                  ------             -------              -------
Net (loss)/income.........................................................        (2,374)             (3,836)              (1,150)
                                                                                 =======             =======              =======



EARNINGS/(LOSS) PER SHARE                                                          US $                Lire                 Lire

Net income/(loss) per share...............................................        $(0.50)       Lit.    (814)         Lit.   (559)
                                                                                   =====              ======               ======


Average number of common shares and
   equivalents outstanding during the period..............................     4,714,332           4,714,332            2,057,446
                                                                               =========           =========            =========

            See Notes to Condensed Consolidated Financial Statements.

De Tomaso Industries Inc.
Unaudited Consolidated Condensed Statements Operations
9 Months ended September 30, 1995 and 1994

                                                                             September 30        September 30         September 30
                                                                                  1995                1995                 1994
                                                                                9 months            9 months             9 months
                                                                                US$'000             Lire m.              Lire m.

Net sales.................................................................       29,085               47,001               34,431
Cost of sales.............................................................      (27,298)             (44,114)             (30,238)
                                                                                -------              -------              -------
                                                                                  1,787                2,887                4,193

Selling, general and administrative expenses...............................      (6,356)             (10,271)              (7,023)
Rental income .............................................................         226                  365                    -
Other income (expense) net ................................................         274                  442                    -
                                                                                -------              -------              -------
                                                                                 (4,069)              (6,577)              (2,830)

Interest expense..........................................................       (1,997)              (3,227)              (3,358)

Interest income...........................................................        1,837                2,968                4,778
                                                                                -------              -------               ------

Loss from continuing operations before income
   taxes and minority interests...........................................       (4,229)              (6,836)              (1,410)
Income taxes..............................................................          (75)                (121)                   -
                                                                                -------              -------             --------

Loss from continuing operations before minority
   interests...............................................................      (4,304)              (6,957)              (1,410)
Minority Interests.........................................................        (241)                (390)                (709)
                                                                                -------              -------               ------

Net (loss)/income..........................................................      (4,545)              (7,347)              (2,119)
                                                                                =======              =======              =======



EARNINGS/(LOSS) PER SHARE                                                          US $                Lire                 Lire

Net income/(loss) per share...............................................      $ (1.55)        Lit.  (2,499)              (1,030)
                                                                                =======              =======              =======

Average number of common shares and equivalents
   outstanding during the period..........................................    2,939,842            2,939,842            2,057,446
                                                                              =========            =========            =========


                 See Notes to Consolidated Financial Statements.

De Tomaso Industries Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
September 30, 1995

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1994 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lit. 1,616 to $1, the approximate exchange rate at September 30, 1995. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by US dollars at that or any other rate.

NOTE 2  COMPUTATION OF LOSS PER SHARE

Net loss per share for the three months ended September 30, 1995 and the three months and nine months ended September 30, 1995 is computed on the average number of common shares outstanding during such periods.

As described below in Note 3, in July 1995, convertible preference shares formerly held by the ex-President of the Company were exchanged for an equal number of common shares and 703,774 of the resulting total of 1,480,304 common shares formerly held by the ex-President were acquired by the Company. Had the exchange of voting preference shares and acquisition of common stock been consummated as at January 1, 1995, then the loss per share for the nine months ended September 30, 1995 would have amounted to Lit. 2,342 ($1.31).

NOTE 3  ACQUISITIONS AND PURCHASE OF TREASURY STOCK

         Finprogetti acquisition

On July 17, 1995, effective July 1, 1995, pursuant to the terms of the "Finprogetti Agreement" the Company acquired from Finprogetti S.p.A. (an Italian entity) all of that company's equity interests in its principal operating subsidiaries and a tax receivable of Lit. 5,150 million, in exchange for shares of the Company. The operating subsidiaries comprised TIM, a temporary management company specializing in the "turnaround" of troubled and underperforming Italian and foreign companies, subsidiaries holding Italian real estate and concession rights and a leasing/factoring company, Finproservice. As part of the same transaction, the

De Tomaso Industries Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements

September 30, 1995

NOTE 3  ACQUISITIONS AND PURCHASE OF TREASURY STOCK (CONTINUED)

Company acquired the minority interest in TIM from Mr. Albino Collini, its founder and CEO. Under the terms of the Finprogetti Agreement, the final number of the Company's shares to be issued was conditioned on the purchase before September 30, 1995 by Finprogetti S.p.A., or its shareholders, or third parties directed by it, of a specified number of shares in the Company at a stipulated price of Lit. 20,106.73 ($12.26 at the then current exchange rate) per share. After the receipt of cash of Lit. 8,204 million (approximately $5,000,000) for the subscription to 408,008 shares, the Company adjusted the number of shares to be given so that 1,922,652 additional shares were issued to effect the acquisition from Finprogetti S.p.A., in addition to the shares issued in exchange for cash. Of the total number of shares issued for the acquisition from Finprogetti of its equity interests in the operating subsidiaries and tax receivable conveyed to the Company, 248,673 were being held in escrow pending realization by the Company of the tax receivable of Lit. 5,150 million that was included in the assets acquired.

The Lit. 39,447 million total purchase price reported in the balance sheet to effect the Finprogetti Agreement reflects Lit. 38,223 million (Lit. 16,400 per share; $10.00 per share) assigned to the 2,330,660 shares issued, plus costs of Lit. 1,224 million incurred in connection with the acquisition. The acquisition has been accounted for by the purchase method. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of the acquisition. The purchase price was allocated as follows:

                                                     US$'000         Lire m.

    Cash............................................   5,166          8,204
    Real estate interests...........................  21,479         34,109
    Concession rights over real estate..............   2,960          4,700
    Less: related long-term debt.................... (12,238)       (19,431)
    Trademark and other intangible assets...........   3,148          5,000
    Other assets and liabilities, net...............   3,355          5,329
    Goodwill........................................     967          1,536
                                                     -------        -------
                                                      24,837         39,447
                                                     =======        =======

     The excess of the purchase price paid over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized in accordance with the Company's policy over 10 years. Results of the Finprogetti companies are included in operations from July 1, 1995 and the amount of goodwill amortization for the three months to September 30, 1995 was Lit. 39 million.

     Lita acquisition

De Tomaso Industries Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
September 30, 1995


     On July 25, 1995, the Company acquired Lita S.p.A., an Italian manufacturer of steel tubes for the motor vehicle and furniture industries for cash in the amount of Lit. 615 million ($387,000). The fair value of the assets received was Lit. 1,649 million ($1,038,000) in excess of the purchase price. This excess has been allocated to reduce the carrying value of property, plant and equipment by Lit. 1,482 million ($933,000) and other non-current assets by Lit. 167 million ($105,000). A valuation allowance was established against the deferred tax asset arising from the adjustment of the book basis of the assets. When realized, the tax benefit will be credited to income.

     Purchase of treasury stock

In April 1995, the Company entered into an agreement (De Tomaso Agreement) with Mr. Alejandro De Tomaso, the then Chairman of the Board, under which the Company would repurchase Mr. De Tomaso's 1,000,000 shares of preferred stock and 480,304 shares of common stock at a price of $11.27 per share equivalent to Lit. 18,400 at the exchange rate in effect on the closing date of Lit. 1,637.

Prior to the closing of that transaction, Mr. De Tomaso conveyed such shares, subject to the De Tomaso Agreement, by gift. The shares are currently held by a trust.

Performance under the De Tomaso Agreement was conditional upon the consummation of the Finprogetti acquisition. Contemporaneously with the closing of that transaction, 703,774 of the preferred and common shares formerly owned by Mr. De Tomaso were delivered to the Company in exchange for cash of Lit. 5,000 million and properties (a hotel valued by the Board of Directors based upon independent appraisals at Lit. 4,700,000,000 and a museum collection of Maserati vehicles and engines valued by the Board of Directors at Lit. 3,200,000,000) that had a book carrying value of Lit. 6,629 million. The remaining preferred and common shares formerly owned by Mr. De Tomaso (now owned by a trust) have been exchanged for an equal number of shares of newly issued common stock, which the Company is required to register for sale at the request of the holder.

The value of Lit. 11,826 million (Lit. 16,804 per share; $10.26 per share) placed on the treasury stock acquired pursuant to the De Tomaso Agreement represents the book value of the consideration, including taxes payable of Lit. 197 million, given in exchange for the treasury stock and no net gain or loss has been recognized on the transaction.

Under the terms of the De Tomaso Agreement, if the remaining 776,530 shares are not sold by their current owner prior to July 17, 1998 (third anniversary of the Finprogetti transaction), the Company is committed to acquire the shares at $11.27 per share. The Company has obtained a letter of credit to guarantee payment of the repurchase price which is collateralized by certain investment securities owned by the Company reported in the balance sheet at September 30, 1995 in the amount of Lit. 16,518 million. The agreement also provides that (a) at any time prior to July 17, 1998, the Company may offer to buy any part or all of such shares at $11.27 per share and (b) if such an offer made by the Company is not accepted, the Company's commitment to buy the remaining 776,530 shares is reduced by the number of shares stipulated in the offer that was not accepted. These 776,530 shares were recorded in the balance sheet at July 17, 1995 at estimated market value of $10.00 (Lit. 16,400 per share) as shares subject to repurchase and are not included in shareholder's equity. The difference between $10.00 and the redemption price of $11.27 is being amortized over the period to July 17, 1998.

De Tomaso Industries Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
September 30, 1995

NOTE 3  ACQUISITIONS AND PURCHASE OF TREASURY STOCK (CONTINUED)

     Proforma information

The pro  forma  unaudited  results  of  operations  for the  nine  months  ended
September 30, 1995 and the year ended December 31, 1994, assuming the Finprogetti and Lita acquisitions and the repurchase of shares from the former Chairman had been consummated as at January 1, 1994 are as follows:

                                       1995           1994              1994
                                     9 months       9 months         12 months

                                      US$'000        Lire m.           Lire m.

    Net sales ......................  35,366         57,151            66,870
    Rental income...................   1,014          1,567             5,640
    Finance income..................     970          1,107             2,686

    Net loss .......................  (4,991)        (8,066)           (7,021)

    Net loss per common share.......US$(1.06)    Lit.(1,718)      Lit. (1,499)



It cannot be inferred that the proforma operating results as shown above would have resulted had the acquisitions and repurchase of shares been consummated as at January 1, 1994 as transactions between the entities acquired and their then parent companies may not have occurred or may have occurred on different terms and conditions.

NOTE 4  COMMITMENTS AND CONTINGENCIES

     Planned program to repurchase shares

The Company plans to initiate a program to accept for purchase up to 80% of its shares held of record by each of its public shareholders at $12.26 per share. Such shareholders own approximately 33.45% of the Company's outstanding stock at September 30, 1995. Shareholders representing 66.55% of outstanding stock at such date have agreed not to participate. The Company also has a commitment to purchase the shares formerly owned by Mr. De Tomaso and now held by a trust, as described in Note 3.

The following proforma analysis shows the effects on cash (including cash equivalents), investments and shareholder's equity if the planned repurchase program is all cash, is accepted by 100% of those shareholders entitled to participate and the commitment to purchase the shares formerly owned by Mr. De Tomaso were effected as at September 30, 1995:

De Tomaso Industries Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
September 30, 1995

           Lit. m                       Cash         Investments         Equity

   Financial Statements...........     16,274           27,313           50,023
   Repurchase from trust..........          -          (14,142)          (1,328)
   Redemption.....................    (24,997)               -          (24,997)
                                      --------         -------          --------

   Proforma.......................     (8,723)          13,171           23,697
                                      ========         =======          =======


The Company is seeking to dispose of certain of its real estate interests, which, depending on the timing thereof, could provide additional cash for the planned repurchase program, meet its obligations arising in the ordinary course of business and to provide funds for further investment.

As at September 30, 1995, investments for a total of Lit. 16,518 million are held as security for the repurchase of shares from Mr. De Tomaso. The excess amount of security has arising from accrued interest on the securities and the Company is seeking to release this excess and also further amounts by switching into zero coupon or similar investments.

The completion of the repurchase program, assuming 100% acceptance of an all cash offer, will be dependent on realizing sufficient proceeds from the sale of fixed assets and/or arranging adequate credit facilities.

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Results of Operations

General

The Finprogetti and Lita acquisitions completed in July 1995 have in the aggregate had a significant impact on the financial position and operations of the Company so that the three and nine month periods ended September 30, 1995 are not comparable with the corresponding periods of 1994. In the review of operations that follows, two of the industry segments, "steel tubing" and "real estate", result from the acquisitions. Reference should be made to Note 3 to the Condensed Consolidated Financial Statements for a detailed description of the acquisitions as well as the contemporaneous purchase by the Company of shares formerly owned by its ex-Chairman.

The acquisition, as part of the Finprogetti acquisition, of TIM, the temporary management company that had been managing, among many other clients, Moto Guzzi since May 1994 is intended to enable the Company to apply that subsidiary's management skills to "turn around" troubled companies, thereby enhancing their values. The significant progress in sales and production at Moto Guzzi bears witness to the importance of this transaction.

As a result of the Finprogetti acquisition, the Company is restructuring its operations around the temporary management skills of TIM and the capital management skills of the Company's executives.

The acquisition of Lita at a price significantly below its book value illustrates how a TIM management engagement for a client can give rise to an opportunistic investment. Since acquisition on July 25, 1995 Lita has not been material to the Company's results but, based on growth projections, it is expected to be material in 1996.

The real estate holdings acquired as part of the Finprogetti transaction are intended to be disposed of with the net proceeds to be utilized to make acquisitions of, or investments in, companies to be managed and operated by TIM.

3 Months ended September 30, 1995 and September 30, 1994

     Overview

The increase in net sales of approximately 65% results both from growth of the motorcycle segment and from the acquisition of Lita in July 1995:

      Internal growth of Moto Guzzi - motorcycle segment           43%
      Acquired businesses: Lita - steel tubing segment             18%
      Other, net                                                    4%

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Gross margins for the three months ended September 30, 1995 were significantly affected by non-recurring inventory reserves and write-offs of tooling at Moto Guzzi following the Company's strategic decision to concentrate on larger motorbikes and largely abandon the smaller "Moto Guzzi" and "Benelli" models.

Selling, general and administrative expenses increased compared to prior periods as a consequence of the Finprogetti and Lita acquisitions. Selling general and administrative expenses of the acquired operations were approximately Lit. 900 million ($557,000) in the three months ended September 30, 1995. Further non-recurring expense was also incurred in the period in respect of a reserve against a receivable position of Moto Guzzi of Lit. 425 million ($263,000) and exchange losses in Moto Guzzi on a loan position denominated in ECU, which has now been converted in an Italian lire-denominated loan. Direct costs of the acquisition of Lit. 1,224 million ($757,000), have been capitalized as part of the purchase cost, but more generally, the third quarter of 1995 has been burdened with the costs of reorganizing the Company's operating structure, while the benefits from such reorganization will accrue to future periods.

Interest expense increased in the 3 months ended September 30, 1995 compared to the corresponding period in 1994 mainly as a result of the Finprogetti and Lita acquisitions. Approximately Lit. 600 million interest expense was incurred in the period on debt related to the real estate acquired from Finprogetti.

In both the three months ended September 30, 1995 and the corresponding period in 1994, the Company has benefitted from interest income on the proceeds from the sale of Maserati in May 1993.

In summary, the consolidated losses in the three months ended September 30, 1995 result from non-recurring write-offs in the motorcycle segment as a consequence of abandoning production of smaller motorcycles, operating losses and interest on acquired real estate activities which will continue until the Company can dispose of such interests and increased corporate overhead from the reorganization of the Company's operations following the Finprogetti acquisition. The loss in 1994 was a result of losses in the Company's motorcycle segment (the Company's only industry segment in that period) and corporate expenses.

     Motorcycle segment

Net sales of the motorcycle segment, which comprises both sales of motorcycles through Moto Guzzi and sales of spare parts through its Centro Ricambi subsidiary, amounted to Lit. 15,207 million, an increase of approximately 55% over the corresponding period in 1994.

This change from 1994 mainly results from management decisions implemented by TIM at Moto Guzzi, resulting in a 22% increase in volumes of motorcycles, and changes in the mix of motorcycle sales with unit sales of the larger motorcycles increased 53% from the 1994 period. Price increases had a less significant impact on the increase in sales.

A strategic decision was taken to concentrate production on the larger motorcycles and abandon production of smaller "Moto Guzzi" and "Benelli" motorcycles. As a consequence of this decision, write-offs of tooling and inventories, including spare part inventories, totalling approximately Lit. 1,800 million were made. Increased product development expense was also incurred in the period. The effects of such costs was to

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

virtually eliminate margins from the motorcycle segment in the third quarter of 1995 compared to margins ofapproximately 10% in 1994. Before the tooling and inventory write-offs, margins were approximately 16% in the three months ended September 30, 1995.

     Steel tubing segment

In the period since acquisition in July 1995, Lita contributed net sales of Lit. 1,866 million ($1,155,000) with a small contribution to margins and net profits.

Lita is located in Torino, Italy, and is specialized in the production of plain and perforated high frequency welded steel tubes destined for the motor vehicle, furniture and white goods sectors.

     Real estate

The real estate acquired from Finprogetti produced rental income of Lit. 365 million from one commercial property and from parking concessions. Two other properties are awaiting development and do not produce income. After depreciation and other operating expenses and interest expense of approximately Lit. 600 million, the segment incurred operating losses.

The Company is examining disposition of these properties to eliminate the operating losses and interest costs and apply the net proceeds to other areas of its business or new investments.

9 months ended September 30, 1995 and 1994

As a consequence of the acquisitions described above, the results of operations for the nine months ended September 30, 1995 and 1994 are not comparable other than in respect of the motorcycle segment.

Net sales of the motorcycle segment amounted to Lit. 44,584 million ($27,589,000) in the nine months ended September 30, 1995, an increase of approximately 39% over the corresponding period in 1994. The increase mainly results from volume increases and changes in product mix. Despite the increase in sales, 1995 margins have been significantly affected by the poor first quarter which saw negative margins as well as the write-offs of tooling and inventory in the third quarter as described above. As a result of these two factors, margins have decreased in the nine months to September 30, 1995 despite the significant increase in sales.

The increase in selling, general and administrative expenses in 1995 compared to 1994 largely results from the third quarter 1995 changes as described above along with modest increases at Moto Guzzi connected with the increased activity levels.

After considering the interest expense related to operations acquired in the third quarter of 1995, there is a decrease in 1995 compared to 1994 in interest expense. In the motorcycle segment the change is a result of

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

application of some of the Company's liquidity (from the proceeds of the sale of Maserati in 1993) to this segment. The decrease in interest income results from the use of a portion of the Company's liquidity to cover losses in the motorcycle segment and the funding of corporate costs as well as small reductions in interest rates compared to 1994.

Liquidity and capital resources

     Corporate

On January 1, 1995, the Company received the final installment of Lit. 27,000 million ($16,708,000) from the sale of its Maserati subsidiary in 1993. Lit. 23,750 million had been received in 1994 from this sale and was applied to finance investments in securities and reductions in advances from banks at the motorcycle subsidiary, Moto Guzzi. Proceeds (advances) in 1993 had largely been applied to offset negative cash flows of Maserati prior to its sale and in Moto Guzzi.

The Company received Lit. 8,204 million ($5,077,000) in the third quarter of 1995 from shares of common stock issued in respect of the Finprogetti acquisition and paid Lit. 5,000 million to repurchase shares formerly owned by its ex-Chairman, Mr. Alejandro de Tomaso. Both these cash movements are only a part of larger transactions and reference is made to Note 3 to the Consolidated Condensed Financial Statements for a more complete description of these transactions.

As also described in Note 3 to the Consolidated Condensed Financial Statements, the Company has issued a letter of credit to guarantee repurchase at a price of $11.27 per share by the Company of 776,530 shares of common stock formerly owned by the ex-Chairman of the Company, Mr. De Tomaso, and now held by a trust.
Approximately Lit. 16,500 million ($10,210,000) of the investments as at September 30, 1995 is deposited as security for this letter of credit. The current potential liability is less than this amount and the Company is seeking to release excess security that has arisen from interest on the investments.

As described in Note 4 to the Consolidated Condensed Financial Statements, the Company plans to conduct a redemption program to purchase up to 80% of the shares held of record by each of its public shareholders at $12.26. Shareholders representing 66.55% of the outstanding shares as at September 30, 1995 have agreed not to participate.

     Real estate

As part of the Finprogetti acquisition, the Company acquired long-term debt in a total amount of Lit. 19,431 million ($12,024,000) related to real estate activities of certain of the Finprogetti subsidiaries acquired. Of such loans as at September 30, 1995, Lit. 8,390 million ($5,192,000) is scheduled for reimbursement within 12 months. The Company is examining the disposal of some or all of these properties to staunch the negative cash flows arising from interest and capital repayments.

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

     Operating subsidiaries

Working capital at Moto Guzzi, the motorcycle subsidiary, has increased in the period as a result of build-up of inventories and increased trade receivables arising from the increased sales recorded in 1995. The inventory build-up arises largely from the strategic decision to outsource components to boost production volumes; the Company has been constrained to make volume orders to make the outsourcing programme viable. Trade receivables include the 19% VAT collectible from purchasers in respect of Lita sales and much of Moto Guzzi's sales, and payable to Italian taxing authorities. Net sales do not include the VAT amounts.

In 1995, Moto Guzzi rearranged loan facilities of Lit. 4,151 million ($2,569,000) along with accrued interest and exchange loses for a part of the loan denominated in ECU in a new facility of Lit. 5,248 million ($3,248,000) repayable over five years. To finance working capital, Moto Guzzi has lines of bank credit against trade receivables and import/export facilities. Management believes that these facilities will be sufficient for planned operations, excluding any requirements that might arise for major capital investment.

As part of the acquisition of Lit, the Company assumed liabilities in respect of advances from banks of Lit. 3,425 million ($2,008,000). Lita is autonomously financed and has access to bank advances against receivables as well as unsecured bank borrowing facilities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DE TOMASO INDUSTRIES, INC.

Dated:  July 23, 1996                   By:    s/ Howard E. Chase
                                             -------------------------------
                                                  Howard E. Chase, President

Dated:  July 23, 1996                   By:    s/ Carlo Previtali
                                             -------------------------------
                                                  Carlo Previtali, Secretary