Form 10-K/A
period 1995-12-31
DETOMASO INDUSTRIES INC
filed 1996-07-26
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 1995 or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. [No Fee Required]

For the transition period from ____________________ to ________________________.

                         Commission File Number 0-2642

                           DE TOMASO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Maryland                                         52-0466460
(State of other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

             P.O. Box 856

107 Monmouth Street, Red Bank, New Jersey                               07701
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (908) 842-7200

     Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
              Title of each class                    on which registered
              -------------------                    -------------------

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

         Yes: [X]                            No:  [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of March 28, 1996, was $48,444,756.

The number of shares of common stock, $2.50 par value, outstanding as of March 28, 1996 was 4,714,332.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                 Page 1 of   Pages

                                     PART I

Item 1. Business

     (a) General Development of Business

Introduction

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

     The Company's new business structure enables it to apply its management and capital investment skills to present and future Portfolio Companies as well as to outside clients, to incentivize outside clients to make greater use of the Company's resources, and to utilize its clients as sources for new management engagements and capital investment opportunities. In this connection, the Company is exploring opportunities to engage in the management and disposition of real estate assets for outside clients.

     The Company's strategic refocus is an outgrowth of the sudden illness in 1993 of the Company's former chairman, Alejandro De Tomaso, and, contemporaneously, the divestiture by the Company of the entirety of its controlling interest in its principal Italian operating subsidiary, Maserati S.p.A. to Fiat Auto S.p.A.

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

     When those efforts proved unsuccessful, the Company, in May 1994, engaged Temporary Integrated Management S.r.l. ("T.I.M.") to provide Moto Guzzi with critically needed temporary management in order to staunch losses and to design a capital plan for future growth or sale of the subsidiary. Management selected and installed by T.I.M. continues to operate Moto Guzzi. As described below, under T.I.M.'s direction, Moto Guzzi increased production and sales, reduced costs, and achieved virtual break-even results on an operating profit basis. The Company's 100%- owned motorcycle manufacturing subsidiary today manufactures a high priced line of motorcycles under the trademark "Moto Guzzi", and is the successor to businesses acquired by the Company in 1972. Moto Guzzi cycles vary in engine displacement from 300cc to 1,100cc, although the subsidiary has determined to focus its future sales and development efforts on its larger motorcycles, having engines of 750cc or greater.

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

Finprogetti Acquisition

     In December 1994, (T.I.M. having managed Moto Guzzi during the last seven months of the year), the Company's Board received an offer from Finprogetti in which it was proposed that: (a) the Company would acquire substantially all of the operating assets of Finprogetti, including its Italian real estate interests, its T.I.M. subsidiary, a leasing and factoring company and certain Italian tax receivables aggregating Lit. 5,150,000,000 ($3,243,073)* , in exchange for newly

- --------
     *
           Throughout this statement, all amounts are stated in Italian Lire, unless otherwise stated. Amounts in Italian lire have been converted into U.S. dollars solely for convenience at the exchange rate of 1,588 to the U.S. dollar prevailing on December 31, 1995.

           The US dollar equivalent amounts are included solely for the convenience of the readers of the financial statements. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by US dollars at the exchange rates used in the accompanying translation.

issued shares of the Company's common stock valued at Lit. 20,106.73 per share ($12.26 at the then-prevailing exchange rate), and (b) Finprogetti would make or cause others to make additional equity investments in the Company aggregating up to Lit. 15,000,000,000 ($9,445,844) paying cash therefor at the same price of Lit. 20,106.73 per share. If aggregate additional investments were less than Lit. 15,000,000,000, it was agreed that Finprogetti would realize a reduction in the number of shares to be issued in connection with the acquisition of the Finprogetti assets.

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

     Lita was acquired from a client of T.I.M. which had retained T.I.M. to manage the company after a material decline in Lita's operations, and to oversee its sale to a third party to be identified by T.I.M. The physical and operational presence of T.I.M. at Lita, its ability to examine and comprehensively analyze the operational and capital needs of the client, and T.I.M.'s ability to provide its client access to the capital finance resources of the Company represents an example of an investment opportunity arising from T.I.M.'s management business. The stock of Lita was acquired at a cost of Lit. 615 million ($387,280), representing a discount of approximately Lit. 1,600 million ($1,007,557) from the book value of its assets. Through management provided to Lita by T.I.M., the Company hopes to enhance the value of Lita as a Portfolio Company and benefit both from income generated from Lita's operations and from an eventual disposition of the rejuvenated subsidiary.

     In summary, while the strategic focus of the Company is to seek opportunistic investments through relationships developed from its management service business with business owners and bank creditors, today, through its Italian Portfolio Companies, the Company has material operations in the following industry segments:


     o the manufacture and sale of high priced motorcycles through its Moto Guzzi subsidiary;

     o the operation and sale of operating and developmental real property through subsidiaries acquired from Finprogetti; and

     o the manufacture and sale of specialty steel tubing through its Lita subsidiary.

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

     The Company's strategic plan is to expand substantially the size and scope of the Company's hands-on management and financing business in "turnaround" and opportunistic corporate and real estate management and investment situations. The Company intends to engage from time to time in strategic relationships with other enterprises which are both well-capitalized and which finance troubled and underperforming businesses or which are seeking "local" partners with hands-on management capabilities.

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

     The following is a textual summary of the current organizational chart of the Company. The chart in graphical form is included in the paper version of this filing:

     The Company owns 100% of the equity interest in Maserati Automobiles, Inc., a Delaware corporation, Finprogetti International Holding, S.A. ("FIH"), a Luxembourg corporation and Finprogetti Servizi S.p.A. ("Servizi"), an Italian corporation. The Company owns a 99.9% equity interest in Moto Guzzi S.p.A. ("Moto Guzzi") and American Finance S.p.A. ("AF"), a 99.67% equity interest in Finprogetti Investimenti Immobiliari S.p.A. ("Immobiliari"), and a 45% equity interest in Temporary Integrated Management S.p.A. ("TIM") all Italian corporations. FIH owns the remaining .33% equity interest in Immobiliari. Servizi owns the remaining 55% equity interest in TIM.

     Moto Guzzi owns a 99.67% equity interest in Centro Ricambi S.r.l., an Italian corporation, and a 25% equity interest in A+G Motorad GmbH, a German corporation.

     AF owns a 100% equity interest in Tridentis Financiere, S.A. ("Tridentis"), a Luxembourg corporation, an 83.92% equity interest in O.A.M. S.r.l. ("OAM"), and a 99.9% equity interest in Storm S.r.l., Italian corporations. Tridentis owns a 100% equity interest in Newstead, Ltd., and Ireland corporation.

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

     Moto Guzzi owns a 25% equity interest in A+G Motored GmbH ("A+G"), a German corporation, the majority of the shares of which is owned by Motorad S.p.A., another Italian manufacturer of motorcycles with small displacement engines. A+G distributes the motorcycles of both Moto Guzzi and Motorad in the German market. An amended shareholders' agreement has extended the current arrangement through December 31, 1996 by which time Moto Guzzi must decide to continue the existing arrangement or to terminate it, with a view to distributing its products in Germany directly or through another distributor.

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

Motorcycle Business

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


     Geographic Areas
                                                    Year Ended December 31
Benelli & Moto Guzzi Motorcycles                 1995        1994       1993
- --------------------------------                 ----        ----       -----


Italy                                             35%         38%        35%

Europe (other than Italy)                         49%         51%        41%


United States                                      6%          5%         6%


Elsewhere                                         10%          6%        18%



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

               (b) Factory and office facilities owned in fee and located in Mandello del Lario, Italy in a group of one, two and three story buildings aggregating 54,550 square meters, and which is used by Moto Guzzi This facility is currently operating at approxi mately 50% of production capacity calculated as a percentage of available space, compared to a utilization rate of 30% in 1994.

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

Item 3. Legal Proceedings

     The Company and its subsidiaries are involved in litigation in the normal course of business, Management does not believe, based on the advice of its legal advisors, that the final settlement of such litigation will have an adverse effect on the Company's consolidated financial statements as at December 31, 1995.

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

                                                      Bid Prices

      1993                                    High Bid             Low Bid
      ----                                    --------             -------

      1st Quarter                             3 1/2                3 1/2
      2nd Quarter                             4 1/2                4
      3rd Quarter                             --                   -
      4th Quarter                             2                    2

      1994
      ----

      lst Quarter                             3                   2 1/2
      2nd Quarter                             5 1/2               2 1/2
      3rd Quarter through September 23        5 1/2               4
      September 26 through September 30       5                   4 1/2
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

Item 6. Selected Financial Data

                                               Year ended
                                               December 31                        Years ended December 31,
                                                  1995           1995            1994           1993           1992          1991
                                               -------------------------------------------------------------------------------------
                                                  US$(1)            (Millions of Italian Lire - except for per share amounts)

Net Sales                                      $  45,499    Lit. 72,253         51,994         41,919         45,346         32,219

Loss from continuing operations

 before extraordinary items                       (4,395)        (6,980)        (3,277)        (6,736)        (3,967)        (9,811)


Net (loss)/income                                 (4,395)        (6,980)        (3,277)       153,497(2)     (75,984)       (17,320)

Loss per share from continuing
 operations before extraordinary
 items                                             (1.30)        (2,065)        (1,593)        (2,203)        (1,928)        (4,769)

Net (loss)/income per share                        (1.30)        (2,065)        (1,593)        50,204(2)     (36,931)        (8,418)

Total Assets                                     115,133        182,830        118,661        127,556        223,295        264,724

Long-term debt                                    11,397         18,098          5,004          5,738         71,949(3)      32,056

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

General

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

Results of Operations

Overview

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

     The loss of Lit. 3,277 million in 1994, compared to Lit. 6,736 million in 1993, declined as a result of the commencement of the turnaround at Moto Guzzi since T.I.M. managers took charge in May 1994, and net interest benefits resulting from the proceeds from the sale of Maserati. Moto Guzzi realized a gain of Lit. 2,841,000,000 ($1,789,000) in 1994 from the sale of certain fixed assets, including an electric power generating plant, while the Company realized currency exchange losses of Lit. 1,022,000,000 ($643,000), consisting of a loss of Lit. 425,000,000 ($267,000) from a loan payable by American Finance S.p.A. denominated in Swiss francs (paid in 1995), and the balance derived from primarily from the collection and payment by Moto Guzzi and other Italian subsidiaries of foreign accounts receivable and payable. The Company also realized a loss of Lit. 829,000,000

($522,040) from a variety of sources, no one of which was material. See Note 9 of Notes to Consolidated Financial Statements.


Motorcycles

     Summary Information (in millions of lire)

     Net sales to unaffiliated customers (net of intersegment eliminations;  see
Note 15 of Notes to Consolidated Financial Statements), in millions of Italian lire:

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

     Margins

     Underlying margins, excluding the effects of non-recurring items and research and develop ment expenditure, have improved from 13.5% in 1994 to 15.1% in 1995. Reported margins for 1995, however, have been contained to only 11.3% as a result of approximately Lit. 1,800 million of non-recurring reserves and write-offs of inventory and tooling resulting from the strategic decision to concentrate on larger motorbikes and largely abandon the smaller "Moto Guzzi" and "Benelli" models and increased research and product development expenditures of Lit. 861 million compared to Lit. 197 million in 1994.

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

     The Company's properties were acquired many years ago and the depreciation charges are significantly lower than if they were based on current prices. Other plant and machinery will be replaced over future years at higher costs with higher depreciation charges which, in many cases, may be offset by technological improvements. The Company accounts for inventories on the last-in-first- out
(LIFO) method, under which the cost of sales reported in the financial statements approximates current costs and thus provides a closer matching of revenues and costs in periods of increasing costs.

Steel Tubing

           Summary Information (in millions of lire)

                                                              1995 (five months)

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

     T.I.M. has worked with Lita since 1994 in preparation for it becoming autonomous. It was previously owned by a multinational group. As a result of the previous owners policy, Lita did not export, volumes had constantly reduced since 1993 and customers had been lost as its production declined. Most of the customers lost in 1994 have now been regained, supplier relationships reestablished and the companies image in the market restored.

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

Real Estate

     The Company's real estate operations were acquired from Finprogetti in 1995. The Company does not plan to remain engaged in the segment on a long-term basis.

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

     The Company plans to conduct a redemption offer to purchase up to 80% of the shares held of record by each of its public shareholders at $12.26. Shareholders representing 66.55% of outstanding stock as at December 31, 1995 have agreed not to participate. It is anticipated that the redemption offer will be initiated before the end of the third quarter of 1996.

     The following proforma analysis shows the effects on cash, investments and shareholder's equity if the planned redemption offer is accepted by 100% of those shareholders entitled to participate and the commitment to purchase the shares formerly owned by Mr. De Tomaso were effected as at December 31, 1995:

                          Lit. m                             Cash                Investments                 Equity

     Financial Statements...........................        24,137                  17,176                   51,221
     Shares subject to repurchase ..................             -                 (13,897)                  (1,348)
     Redemption offer...............................       (24,564)                      -                  (24,564)
                                                            ------                  ------                   ------
     Proforma.......................................          (427)                  3,279                   25,309
                                                            ======                  ======                   ======

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  majority  owned  subsidiaries.   Significant   intercompany   accounts  and
transactions have been eliminated on consolida tion.

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

     Revenue recognition

Revenues from sale of products are recorded upon shipment, which is when title passes.

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

     Marketable and other securities and investments

Marketable and other securities and investments consist primarily of fixed income investments which cannot be readily sold using established markets. Securities as at December 31, 1995 are held available for sale and are represented by Italian government-backed securities: CFIFR 2004 floating rate for Lit. 9,410 million, CCT 12.5% 1998 for Lit. 4,901 million and CDEFI floating rate December 28, 1996 for Lit. 2,207 million. Such securities are carried at fair value which approximates cost plus accrued interest. Lit. 15,000 million of such amounts are deposited as security in respect of the Company's commitment to repurchase the shares which were previously owned by its former Chairman (see Notes 3 and 15). At December 31, 1994, there were marketable securities included for Lit. 5,000 million in respect of government bonds which could be readily sold using established markets and which were valued at cost plus accrued interest which approximated market value.

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

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

3.   ACQUISITIONS AND PURCHASE OF TREASURY STOCK

     Finprogetti acquisition

On July 17, 1995, effective July 1, 1995, pursuant to the terms of the "Finprogetti Agreement" the Company acquired from Finprogetti S.p.A. (an Italian entity) all of that company's equity interests in its principal operating subsidiaries and a tax receivable of Lit. 5,150 million in exchange for shares of the Company. The operating subsidiaries comprised TIM, a temporary management company specialized in the "turnaround" of troubled and underperforming Italian and foreign companies, subsidiaries holding Italian real estate buildings and concession rights and a leasing/factoring company, Finproservice. As part of the same transaction, the Company acquired the minority interest in TIM from Dott. Albino Collini, its founder and CEO. Under the terms of the Finprogetti Agreement, the final number of the Company's shares to be issued was conditional on the purchase before September 30, 1995 by Finprogetti S.p.A., or its shareholders or third parties directed by it, of a specified number of shares in the Company at a stipulated price of Lit. 20,106.73 ($12.26 at then current exchange rates) per share. After the receipt of cash of Lit. 8,204 million (approximately U.S. $5,000,000) for the subscription to 408,008 shares, the Company adjusted the number of shares to be given so that 1,922,652 shares were issued to effect the acquisition from Finprogetti S.p.A., in addition to the shares issued in exchange for cash. Of the total number of shares issued of 2,330,660 for the acquisition from Finprogetti, including the subsequent purchase of 408,008 shares, 248,673 are to be held in escrow pending realization by the Company of the tax receivable of Lit. 5,150 million that was included in the assets acquired.

The Lit 39,447 million total purchase price reported in the balance sheet to effect the Finprogetti Agreement reflects Lit. 38,223 million (Lit. 16,400 per share; U.S.$10.00 per share) assigned to the 2,330,660 shares issued plus costs of Lit. 1,224 million incurred in connection with the acquisition. The value of $10.00 per share represents the fair value of the shares issued, approximating the trading price of the Company's shares at the date of the acquisition and supported by the Company's estimate of the fair values of assets and liabilities acquired. The acquisition has been accounted for by the purchase method. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of the acquisition. The purchase price was allocated as follows:

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

3.   ACQUISITIONS AND PURCHASE OF TREASURY STOCK (Continued)

                                                 US$'000             Lire m.

     Cash                                         5,166               8,204
     Real estate interests                       21,479              34,109
     Concession rights over real estate           2,960               4,700
     Less: related long-term debt               (12,238)            (19,431)
     Trademark and other intangible assets        3,148               5,000
     Other assets and liabilities, net            3,355               5,329
     Goodwill                                       967               1,536
                                                -------             -------
                                                 24,837              39,447
                                                -------             -------

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

Performance under the De Tomaso Agreement was conditional upon the consummation of the Finprogetti acquisition. Contemporaneously with the closing of that transaction, 703,774 of the preferred and common shares formerly owned by Mr. De Tomaso were delivered to the Company in exchange for cash of Lit. 5,000 million and properties (a hotel valued by the Board of Directors based upon independent appraisals of Lit. 4,700,000,000 ($2,960,000) and a museum collection of Maserati vehicles and engines valued by the Board of Directors at Lit. 3,200,000,000 ($2,015,000)) that had a book carrying value of Lit. 6,629 million. The remaining preferred and common shares formerly owned by Mr. De Tomaso have been exchanged for an equal number of shares of newly issued common stock, which the Company is required to register for sale at the request of the holder.

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

4.     REAL ESTATE FOR SALE

                                             1995                       1995
                                           US$'000                    Lire m.

       Building ready for sale              10,249                     16,276
       Real estate under development
              Buildings                      5,568                      8,842
              Industrial areas               1,959                      3,109
              Undeveloped land               3,778                      6,000
                                           -------                    -------
                                            21,554                     34,227
                                           -------                    -------

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

None of the proposed disposals have been finalized and, accordingly, no amounts in respect of real estate are included in current assets.

5.     OTHER ASSETS

                                     1995             1995              1994
                                   US$'000          Lire m.           Lire m.

       Concession rights net
         of amortization of
         Lit. 59                     2,923            4,641                 -
       Tax receivables               9,160           14,546            10,292
       Other                           269              428               356
                                   -------          -------           -------
                                    12,352           19,615            10,648
                                    ------           ------            ------

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

5.   OTHER ASSETS (Continued)

A mortgage over the concession rights has been granted as collateral for certain loans (see Note 8). The concession rights expire in February, 2041 and are being amortized on a straight line basis. Tax receivables represent amounts for which reimbursement has been requested. Current tax balances for value added and other taxes to be utilized against future liabilities are included in current assets. The times for reimbursement in Italy have, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as current assets. Interest accrues on these/ receivables at rates set from time to time by the Italian Government.

6.   ADVANCES FROM BANKS AND CREDIT ARRANGEMENTS

The operating subsidiaries of the Company have lines of credit arrangements with a number of Italian banks. Under these, the Company, at December 31, 1995, could have borrowed up to Lit. 18,550 million ($11,681,000). The line of credit arrangements do not have termination dates and are periodically reviewed. At the end of March 1996, facilities totalling Lit. 23,570 million had been arranged. The average interest rate on advances from banks was approximately 12.75% and 12.9% at December 31, 1995 and 1994. Advances from banks for finance activities relate to factoring and leasing activities of a company acquired in the Finprogetti acquisition and are partly secured by guarantees given by
Finprogetti S.p.A. The average interest rate on these borrowings was approximately 12.75% as at December 31, 1995. No significant new finance transactions will be entered into and these activities and relative facilities will gradually expire as individual positions are closed.

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
                                                                        US$'000               Lire m.

       Mortgage note payable secured on
         land and buildings. Interest at a rate of
         11.95%, payable in semi-annual installments,
         final installment due in 1998                                   5,668                 9,000

       Mortgage note payable secured on land,
         buildings, concession rights and lien on rents.
         12.55%, payable in semi-annual
         installments, final installment due in 1999                     3,492                 5,546

       Advances in respect of mortgage loan
         granted but not drawn down (see below)                          2,970                 4,716

                                                                        12,130                19,262
       Less current portion                                             (6,014)               (9,550)
                                                                         -----                 -----
                                                                         6,116                 9,712
                                                                         =====                 =====



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

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

8.   LONG-TERM DEBT (Continued)

Maturities of long-term debt over the next five years are as follows:

                                                        Real Estate Loans                                    Other Loans
                                                        -----------------                                    -----------
                                              US$'000                    Lire m.                    US$'000               Lire m.

       1996                                     6,014                      9,550                      1,175                 1,866
       1997                                     3,147                      4,998                      1,234                 1,959
       1998                                     2,132                      3,386                      1,294                 2,055
       1999                                       837                      1,328                      1,361                 2,162
       2000                                        -                          -                       1,008                 1,601
       Subsequent to 2000                          -                          -                         384                   609
                                               ------                     ------                     ------                ------
                                               12,130                     19,262                      6,456                10,252
                                               ======                     ======                     ======                ======

As discussed in Note 4, the Company is seeking to dispose of its real estate interests. Disposals, planned to be completed before the end of the second quarter of 1996, would eliminate the related real estate loans above.

9.  OTHER INCOME

Other income from continuing operations comprised the following:

                                                 1995                      1995                       1994                  1993
                                                $'000                    Lire m.                    Lire m.               Lire m.

       Currency exchange
          gain/(loss)                           (279)                      (443)                    (1,022)                   786
       Gain on sales of assets                   202                        321                      2,841                     -
       Finance income                            616                        978                          -                     -
       Finance expense                          (560)                      (890)                         -                     -
       Other                                     344                        547                       (829)                   331
                                              ------                     ------                     ------                 ------
                                                 323                        513                        990                  1,117
                                              ======                     ======                     ======                 ======

Finance income and expense represent the residual finance activities of Finproservice, acquired as part of the Finprogetti acquisition in July 1995, and whose operations are being wound down. The gain on sale of assets in 1994 derived principally from the sale of an electric power generating plant by the motorcycle subsidiary, Moto Guzzi.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

10.    INCOME TAXES

Loss from continuing operations before income taxes, minority interests and extraordinary items consisted of the following:

                                        1995                    1995                         1994                      1993
                                       $'000                   Lire m.                      Lire m.                   Lire m.

       United States                 (3,742)                   (5,942)                        (413)                   (1,650)
       Italy                           (106)                     (168)                      (2,015)                   (5,074)
                                     ------                    ------                        -----                     -----
                                     (3,848)                   (6,110)                      (2,428)                   (6,724)
                                     ======                    ======                        =====                     =====

The provisions/(credit) for income taxes from continuing operations consisted of the following:

                                       1995                   1995                   1994                   1993
                                      $'000                  Lire m                 Lire m.                Lire m.

       Current taxation

         United States                    -                      -                       -                      -
         Italy                          264                     420                     39                     12%
                                      -----                   -----                  -----                   ----

                                        264                     420                      39                    12
                                      =====                   =====                   =====                  ====

       Deferred taxation

         United States                    -                       -                       -                     -
         Italy                            -                       -                       -                     -
                                      -----                  ------                   -----                  =====
                                        264                     420                      39                     12
                                      =====                  ======                   =====                  =====


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

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

10.  INCOME TAXES (Continued)

                                                                                1995                    1995                   1994
                                                                               $'000                  Lire m.                Lire m.

       Short-term reserves                                                     2,666                    4,234                 6,574
       Carrying values of fixed assets                                         2,023                    3,212                     -
       Net operating loss carryforwards                                        8,004                   12,710                21,503
       Other                                                                     120                      191                    -
                                                                             -------                  -------               -------
                                                                              12,813                   20,347                28,077
                Valuation allowance                                          (12,813)                 (20,347)              (28,077)
                                                                             -------                  -------               -------
       Net deferred tax assets                                                     -                        -                     -
                                                                             =======                  =======               =======


The effective provision/(credit) for income taxes from continuing operations varied from the income taxes at the statutory US federal income tax rates as follows:

                                                          1995             1995             1994              1993
                                                         $'000            Lire m.          Lire m.          Lire m.


       Computed tax/(credit) at U.S.
       federal rate                                     (1,347)           (2,138)            (850)           2,353
       Losses for which valuation
       allowance has been provided                       2,004             3,181              889            (2,341)
       Utilization of tax losses                          (491)             (780)               -                -
       Elimination of intercompany profit                  312               496                -                -
       Other                                              (213)            (339)                -                -
                                                        ------            ------            ------            ----
                                                           264               420                39              12
                                                        ======             =====            ======            ====


At December 31, 1995 the Company had net operating loss carryforwards for Italian income tax purposes of approximately Lit. 25,340 million ($15,958,000) which expires as follows:

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

10.    INCOME TAXES (Continued)

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

11.  CAPITAL STOCK

248,673 common stock shares issued as part of the Finprogetti  acquisition  (see
Note 3) do not have a right to vote until receipt of a Lit. 5,150 million tax receivable that was included in the assets acquired.

The Company has entered into a commitment to repurchase shares from its ex-Chairman in respect of 776,530 shares as described in Note 3 and 16.

12.  STOCK OPTIONS

The Board of Directors of the Company have approved two share options plans for 1,300,000 shares in total, to be submitted to the forthcoming shareholder's meeting for their approval.

The "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. Options over a total of 2,000,000 shares have been authorized by the Board. Grants were made in 1995 (subject to approval of the plans) of a total of 960,000 options at an exercise price of $12.26. The options granted can be exercised as follows:

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

12.  STOCK OPTIONS (Continued)

               1996                                  228,000
               1997                                  228,000
               1998                                  228,000
               1999                                  138,000
               2000                                  138,000

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

13.  RELATED PARTY TRANSACTIONS

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
                                        =====            =====            =====


The amounts due from A+G Motorad GmbH, a 25% owned entity (1994 - 45% owned) accounted for using the equity method, resulted from the purchase of products and services from the Company. Sales to A+G Motorad GmbH, consisting primarily of motorcycles and parts were Lit. 7,660 million ($4,823,000) in 1995 and Lit. 4,736 million and Lit. 5,169 million in 1994 and 1993 respectively.

The balance with Finprogetti S.p.A. results principally from balances in existence at the date of acquisition of the Finprogetti subsidiaries.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

13.    RELATED PARTY TRANSACTIONS (Continued)

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
                                    ===               ===              ===

Amounts due to Finprogetti S.p.A. are in respect of balances arising from a group value added tax system in effect prior to the acquisition by the Company, personnel of Finprogetti S.p.A. who worked for the Company from the July 17, 1995 but who become employees of the Company as at December 31, 1995 and for office machinery and furniture sold to the Company. Amounts due to Interim S.p.A. are in respect of real estate consulting and management services rendered to the Company's real estate subsidiaries.

Various guarantee arrangements between the acquired Finprogetti companies and their former parent company have expired before or shortly after December 31, 1995, with the exception of guarantees by Finprogetti S.p.A. of part of the bank advances in respect of finance activities (see Note 7)

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

13.  RELATED PARTY TRANSACTIONS (Continued)

     Transactions and arrangements with former Chairman

The repurchase of shares formerly owned by the ex-Chairman and commitment of the Company to acquire the remaining shares formerly owned by him are detailed in Notes 3 and 16. The repurchase has been accounted for at cost.

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

15.  INDUSTRY SEGMENT ANALYSIS

The following tables shows net sales, operating profit and identifiable assets for the Company's industry segments:

     Net Sales

                                                           1995             1995            1994              1993
                                                          $'000            Lire m.         Lire m.           Lire m.

       Motorcycles                                       45,878            72,854          54,961            43,593
       Steel tubing                                       3,675             5,836               -                 -

       Other:

         Management services                                961             1,526               -                 -
         Corporate services and other                       587               932           2,305             3,408
       Disposed hotel operations -- Hotel Roma                -                 -           1,073             1,027
                                                         ------            ------          ------            ------
                                                         51,101            81,148          58,339            48,028
       Intersegment eliminations                         (5,602)           (8,895)         (6,345)           (6,109)
                                                         ------            ------          ------            ------
       Total net sales                                   45,499            72,253          51,994            41,919
                                                         ======            ======          ======            ======
       Real Estate - rentals                                485               770               -                 -
                                                         ======            ======          ======            ======

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

     Operating profit/(loss)

                                                      1995              1995            1994               1993
                                                     $'000            Lire m.          Lire m.           Lire m.

       Motorcycles                                     (28)              (45)           (632)              (846)
       Steel tubing                                    148               235               -                  -
       Real estate                                     (58)              (92)              -                  -
                                                       ---               ---             ---                ---
       Operating profit/(loss)                          62                98            (632)              (846)
       Corporate expenses less other income         (4,189)           (6,652)         (4,368)            (4,617)
       Interest, net                                    (4)               (6)          1,662             (1,261)
       Income taxes                                   (264)             (420)            (39)               (12)
                                                     -----            ------           ------            -------
       Loss from continuing operations              (4,395)           (6,980)         (3,277)            (6,736)
                                                     =====             =====           =====              =====


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
                            =======          =======          =======

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

15.  INDUSTRY SEGMENT ANALYSIS (Continued)

Identifiable assets for operating industry segments are those identifiable assets used by those industry segments. There are no shared assets. Corporate assets are represented by cash, investments, tax and other receivables, financing of the operating industry segments and other assets in the course of realization following the sale of the Company's Maserati business, disposed of in 1993. Corporate expenses include such costs as those relating to compliance with accounting and securities regulations, U.S. office costs, remunerations of officers and directors who are not specifically assigned to operations of particular segment subsidiaries, and general overhead expenses at the parent level. Since the Company acts as an identifier, manager, and potential acquiror of troubled operating companies, such expenses are unrelated to the operations of the individual subsidiary companies themselves.

16.  COMMITMENTS AND CONTINGENCIES

     Planned stock redemption offer

The Company plans to conduct a redemption offer to purchase up to 80% of the shares held of record by each of its public shareholders at $12.26 per share. Such shareholders own approximately 33.45% of the Company's outstanding stock at December 31, 1995. Shareholders owning 66.55% of the outstanding stock as at such date have agreed not to participate. It is anticipated that the redemption offer will be initiated before the end of the third quarter of 1996. The Company also has a commitment to purchase the shares formerly owned by Mr. De Tomaso and now held by a trust, as described in Note 3.

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

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

16.  COMMITMENTS AND CONTINGENCIES (Continued)

                Lit. m                                                    Cash         Investments          Equity

       Financial Statements...................................           24,137          17,176            51,221
       Shares subject to repurchase ..........................                -         (13,897)1          (1,348)
       Redemption (assuming all cash).........................          (24,564)           -              (25,564)2
                                                                         ------         -------            ------
       Proforma...............................................             (427)          3,279            25,309
                                                                        =======         =======            ======

The Company is seeking to dispose of certain of its real estate interests, which depending on the timing thereof, could provide additional cash for the planned redemption offer, to meet its obligations arising in the ordinary course of business and to provide funds for further investment.

The Company is required to deposit investments in the amount of Lit. 15,000 million as security for the repurchase of shares formerly owned by Mr. De Tomaso. As at December 31, 1995, investments for a total of Lit. 16,215 million are held as security for the repurchase. The Company, by switching the form of the security from cash into zero coupon bonds or similar investments, should be able to release approximately Lit. 2,000 million in available cash.

The completion of the planned redemption offer, assuming 100% acceptance of an all cash offer, will be dependant on realizing sufficient proceeds from the sale of fixed assets and/or arranging adequate credit facilities.

     Other commitments

The Company has no other material commitments other than for purchases of goods for production or resale in the ordinary course of business.

     Litigation

     The Company and its subsidiaries are involved in litigation in the normal course of business. Management does not believe, based on the advice of its legal advisors, that the final settlement of such litigation will have an adverse effect on the Company's consolidated financial statements as of December 31, 1995.

- --------

(1) 776,530 shares are subject to repurchase at $11.27 per share (Lit. 13,897 million at exchange rate in effect on December 31, 1995).

(2) A maximum of 1,261,714 shares may be offered for repurchase at $12.26 per share (Lit. 25,564 million at exchange rate in effect on December 31, 1995).

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

18.  FINANCIAL INSTRUMENTS

The Company does not normally enter into foreign exchange contracts in the normal course of its business. In 1995, the Company entered into a domestic currency swap through March 1996 for US $10,000,000 in respect of its intention to conduct a redemption offer, payable in US dollars, as discussed in Note 16.

     Off balance sheet risk

The Company accrued unrealized gains and losses on domestic currency swaps in accordance with ruling exchange rates at period ends. As at December 31, 1995, unrealized losses of Lit. 400 million were accrued and the contract recorded in the financial statements at its fair value (determined as the amount the Company would have received or paid to terminate the contract at the reporting date) as a payable of approximately Lit. 400 million. In view of the imminence of the planned redemption offer, the Company is not planning to enter into any new arrangements.

As described in Notes 3 and 16, the Company has a commitment denominated in US Dollars to repurchase shares formerly owned by its ex-Chairman, Mr. De Tomaso. At the exchange rate at December 31, 1995, this commitment amounts to Lit. 13,897 million.

     Fair value of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

De Tomaso Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

18.  FINANCIAL INSTRUMENTS (Continued)

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

19.    SUBSEQUENT EVENTS

The Company has agreed to purchase the outstanding stock of Moto America Inc., the sole distributor of Moto Guzzi motorcycles in the United States. The acquisition is not material and will be consummated by issue of stock by the Company. It is expected that the results of Moto America, Inc. will be included in operations from April 1, 1996.

                                    PART III

Item 10.      Directors and Executive
              Officers of the Registrant

Directors

                                                     Position with Company
                                                     and Business Experience                        Director
Name                             Age                 During Past Five Years                           Since
- ----                             ---                 ----------------------                           -----

Giovanni Avallone                 54        Director;  Director  of  Finprogetti                       1995
                                            from  February  2, 1993  until  June
                                            1996; Director and President of Lita
                                            S.p.A.  since  Febru  ary 12,  1995;
                                            Director  of  Interim  S.p.A.  since
                                            April  26,  1993;  Director  of  TIM
                                            since December 16, 1994.

Howard E. Chase                   59        Director;  Secretary  of the Company                       1971
                                            and Company  counsel from 1971 until
                                            Sep tember 1,  1995;  Vice-President
                                            of the Company  from 1986 to October
                                            28, 1995;  partner of Morrison Cohen
                                            Singer &  Weinstein,  LLP from April
                                            1984   until   September   1,  1995;
                                            President   and   Chief    Executive
                                            Officer of the Company since October
                                            28, 1995.

Albino Collini                    54        Director;  Executive  Vice President                       1995
                                            and Chief  Operating  Officer of the
                                            Company   since  October  28,  1995;
                                            Director  of Moto  Guzzi  since July
                                            24,  1995;  President  of TIM S.p.A.
                                            and    predecessors    since   1987;
                                            Managing   Director  of  Finprogetti
                                            S.p.A.  from July 20, 1995 until May
                                            1996;   Di  rector  of   Finprogetti
                                            International  Hold ing, S.A.  since
                                            October   29,   1993;   Director  of
                                            Titanus S.p.A. since May 25, 1995.


                                                    Position with Company
                                                   and Business Experience                           Director
Name                              Age              During Past Five Years                             Since
- ----                              ---              ----------------------                             -----

Mario Tozzi-Condivi               71        Director;    Vice   Chairman   since                       1993
                                            October 28,  1995;  Director of Moto
                                            Guzzi,  S.p.A.  since July 24, 1995;
                                            President  of  MAI  since   February
                                            1989;   Chairman  of  the  Board  of
                                            Maserati   U.K.   Ltd.,   1986-1987;
                                            Independent consultant to automobile
                                            importers,  distributors and dealers
                                            in  England,  Italy,  Singapore  and
                                            South Afri ca, 1984-current.

Roberto Corradi                   59        Director;   Chairman   of   Progetto                       1995
                                            S.a.A.  di  Roberto  Corradi  & Co.,
                                            architectural  firm,  since 1987; in
                                            private  architectural prac tice for
                                            more than five years prior  thereto.
                                            Carlo Garavaglia 52 Director; Member
                                            of    Studio    Legale    Tributario
                                            Associates, a law firm in Milan, for
                                            more than five  years;  Chairman  of
                                            the Board of American Finance S.p.A.
                                            since July 21, 1995;  Director of AF
                                            since   May   1994;   Director   and
                                            President  of Moto Guzzi  since July
                                            24, 1995;  Director of O.A.M.  since
                                            May 20, 1994;  Chairman of the Board
                                            of  O.A.M   since  July  21,   1995;
                                            Director of Finprogetti Investimenti
                                            Immobiliare  S.p.A. since October 8,
                                            1993;  Director of Grand Hotel Bitia
                                            S.r.l. since March 4, 1994; Director
                                            of  TIM  since  December  16,  1994;
                                            Director  of  Tridentis   Financiere
                                            S.r.l.   since  December  20,  1990;
                                            Director of Finprogetti  S.p.A. from
                                            Sep tember 2, 1993 until June 1996.

Maria Luisa Ruzzon               49        Director of Finprogetti  S.p.A. from                        1995
                                            Feb ruary 2, 1993 until June 1996.

                                                 Position with Company
                                                 and Business Experience                             Director
Name                             Age             During Past Five Years                               Since
- ----                             ---             ----------------------                               -----
Santiago De Tomaso               40         Director,    President   and   Chief                      1993
                                            Operating  Officer  of  the  Company
                                            from 1993 to October 28,1995;  Sales
                                            and Promotion  Manager and Member of
                                            the Board of  Directors  of DeTomaso
                                            Modena S.p.A. for more than the past
                                            five  years;   Vice  Presi  dent  of
                                            Immobiliare  Canalgrande  S.p.A. for
                                            more  than  the  past  five   years;
                                            Administratore Unico of Storm S.r.l.
                                            since  May 18,  1992;  Member of the
                                            Boards of  Directors  of Moto  Guzzi
                                            S.p.A.  and American Finance S.p.A.,
                                            each  for more  than  the past  five
                                            years.

Francesco Pugno Vanoni           66         Chairman of the Board since  October                     1995
                                            28, 1995;  President and director of
                                            Finprogetti  S.p.A.  for  more  than
                                            five  prior  years  until June 1996;
                                            Director of Ceccato,  S.p.A.  and of
                                            Finceccato, S.p.A. for more than the
                                            past five years.

     None of the above-described persons except Mr. Chase is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1994 or of any company registered as an Investment Company under the Investment Company Act of 1940. Mr. Chase, in 1987, be came a director of Thoratec Laboratories, Inc., a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no family relationship among any of the mem bers of the Board of Directors or the officers of the Company.

     The Company has no standing nominating committee of the Board of Directors, or committee per forming similar functions. A compensation committee was established on October 28, 1995; Mr. Corradi is currently its sole member. An audit committee was established in 1989 but has not held any meetings. In respect of all of these functions, the Board has acted as a committee of the whole. All of the current members of the Board of Directors who were or became directors in 1995 attended at least 75% of those meetings held in such year during their term of service, other than Mr. Corradi. The term of each Director will expire when his successor shall have been elected and shall have qualified. Non-employee directors will be compensated for their services as such, at the rate of $4,000 per year. See "Compensation of Directors" below.

     Messrs. Avallone, Collini, Corradi, Garavaglia, Previtali, Pugno Vanoni and Ruzzon filed their respective initial Forms 3 later than November 10, 1995, the date on which such filings were due following their election to the board of directors, and did not file a Form 5 to indicate that such Forms 3 were filed late. Messrs. Chase and Santiago De Tomaso filed their respective Forms 4 later than December 10, 1995, the date on which such filings were due following the granting to them of stock options, and did not file a Form 5 to indicate that such forms were filed late.

Principal Security Holders

     The following table sets forth, as at April 19, 1996, information concerning the beneficial owner ship of voting securities of the Company by each person who is known by Management to own beneficially more than 5% of any class of such securities:

                                         Name and Address of                            Amount Bene-                   Percent
Title of Class                           Beneficial Owner                               ficially Owned                 of Class
- --------------                           ----------------                               --------------                 --------

Common Stock                             Finprogetti, S.p.A.                               1,786,680(1)                  37.9%
Common Stock                             Pirunico Trustees (Jersey)
                                         Limited(2)                                          776,530                     16.5%

     1 Of such amount, 248,673 shares are held in escrow pending satisfaction of a condition precedent and may not be voted by Finprogetti. Finprogetti therefore may vote 32.6% of all votes entitled to be cast. Such amount excludes 165,974 owned beneficially by Albino Collini.

     2 Pirunico Trustees (Jersey) Limited is the trustee of a trust which acquired by gift shares formerly owned by the Company's former principal shareholder.

Executive Officers

                                                              Position with Company
                                                             and Business Experience
     Name                        Age                         During Past Five Years
     ----                        ---                         ----------------------

Francesco Pugno Vanoni 1

Howard E. Chase (1)

Albino Collini (1)

Santiago De Tomaso (1)

Mario Tozzi Condivi (1)

                                                              Position with Company
                                                             and Business Experience
     Name                        Age                         During Past Five Years
     ----                        ---                         ----------------------

Carlo Previtali                   52         Director of  Finprogetti  International  Holding,  S.A.  from  November  1988 to
                                             December 1994; Director of Nolan S.r.l. from May 1989 to November 1990; Director of Serfin  S.r.l.  from October 1989 to July 1992;  Chief  Executive  Officer of
                                             Profin S.p.A.  from January 1990 to December  1995;  Director of Idea Uno S.r.l.
                                             from  February  1990 to June 1992;  Director  of Cem  S.p.A.  from March 1990 to
                                             January  1991;  Chief  Executive  Officer of Unifin,  S.r.l.  from March 1990 to
                                             October  1991;  Director of Fin  promerchant,  S.r.l.  from June 1990 to October
                                             1992;  President of San Giorgio S.r.l. (a non-executive title) from July 1990 to
                                             November 1993; Director of Fintrade S.p.A. from September 1990 to February 1994;
                                             Director of Finprogetti Immobiliari,  S.p.A. from May 1991 to May 1994; Director of  Progetti  Cosmetics  S.r.l.  from June 1991 to June 1994;  Director of Oikos
                                             S.r.l.  from September 1991 to March 1993;  Director of Team Finanziaria  S.r.l.
                                             from October 1991 to July 1993;  Director of Codd And Date, S.p.A. from December
                                             1992 to February 1994;  President of Penice Immobiliari S.r.l. from January 1993
                                             to  December  1994;   Chief  Executive   Officer  of  Finprogetti   Investimenti
                                             Immobiliare,   S.p.A.   from  February   1993  to  October  1995;   Director  of
                                             Finproservice,  S.p.A.  from March 1993 to September  1994;  Director of O.A.M.,
                                             S.p.A.  from July 1995 to December 1997;  Director of American  Finance,  S.p.A.
                                             from July 1995 to December  1997;  Director of Opticos  S.r.l.  from May 1983 to
                                             July 1991;  President  of Trimi  S.r.l.  from April  1990 to October  1992;  San
                                             Giorgio  S.r.l.,  in which Mr.  Previtali  held a  non-executive  post  until he resigned in November  1993,  has been in  "controlled  administration"  in Italy since 1995.  Controlled  Administration  is roughly  analogous to United  States bankruptcy  reorganization.  Officer of Finprogetti  S.p.A. from 1993 utnil June
                                             1996.

Catherine D. Germano              67         Assistant  Treasurer  and  Assistant  Secretary;  Treasurer  and Secretary of the
                                             Company from 1973 until October 28, 1995.

- -----------------------------

     1 Information relating to the ages, positions with the Company and past business experience of Messrs. Chase, Collini, Tozzi-Condivi, Pugno Vanoni and DeTomaso is set forth above under "Directors." All executive officers will serve in their respective capacities until their successors shall have been elected and shall have qualified.

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management

     The following table sets forth, as at April 19, 1996, information concerning the beneficial owner ship of voting securities of the Company by all Directors or nominees, individually, and by all Directors and Officers as a group:


                                                       Number of Shares
                                    Title of            of Common Stock          Percent
                                      Class           Beneficially Owned        of Class

Albino Collini(1)                     Common                165,974                3.4
Patrick D'Angelo(2)                   Common                 50,900                1.1
Francesco Pugno Vanoni(1)             Common                 32,971                0.7

All officers and
Directors as a
Group                                 Common                439,8433               8.9


- -----------------------------

     1 Mr. Collini is a former officer of, and Mr. Pugno Vanoni is a former officer and director and a current shareholder of Finprogetti, S.p.A., which beneficially owns 1,786,680 shares. While neither has authority to dispose of or vote the shares of Finprogetti, and dis claims beneficial ownership thereof, since Finprogetti has agreed to vote its shares in favor of the nominated slate of directors and in favor of ratifying the Maserati Sale, for those purposes only, they each could be deemed to beneficially own the shares held by Finprogetti. Of the shares owned beneficially by Mr. Collini, 135,974 are held of record by Tairona, S.A., a Luxembourg corporation affiliated with Mr. Collini, and 30,000 represent options exercisable within 60 days.

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

     Item 13 Certain Relationships and Related Transactions

     In 1995 the Company repurchased shares formerly owned by its former Chairman of the Board, and agreed to repurchase the remaining 776,530 shares formerly so held. See "Retirement of Former Chairman, Repurchase of Former Chairman's Shares", above.

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

     Mr. Previtali is a former officer of Finprogetti, S.p.A. which charged the Company office expenses of approximately $170,000 in 1995 for its usage of Finprogetti facilities. Management believes that such expenses were comparable to expenses which would have been charged by third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DE TOMASO INDUSTRIES, INC.

Date:  July 23, 1996                              By:/s/   Howard E. Chase
                                                  -----------------------------
                                                  Howard E. Chase, President

Date:   July 23, 1996                             By:/s/   Carlo Previtali
                                                  -----------------------------
                                                  Carlo Previtali, Secretary