Form 10-Q/A
period 1996-03-31
DETOMASO INDUSTRIES INC
filed 1996-07-26
CIK 28367

FORM 10-Q/A
                                 Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarter period ended March 31, 1996
                                       OR

    ( )           TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

                                     PART I

                              FINANCIAL INFORMATION

De Tomaso Industries Inc.
Consolidated Condensed Balance Sheets
March 31, 1996 and 1995

                                                                                 March 31            March 31            December 31
                                                                                   1996                1996                 1995
                                                                                  US$'000             Lire m.              Lire m.
                                                                                 Unaudited           Unaudited              Note
ASSETS
Cash and cash equivalents ....................................................     12,873             20,221             24,137
Marketable securities, at cost ...............................................      3,125              4,910               --
Receivables ..................................................................     27,712             43,535             39,726

    Trade, less allowance of Lit. 1,057 at March 31, 1996 ....................     18,400             28,906             23,725
    Finance receivables, less allowance of Lit 2,200 .........................      4,566              7,173              7,597
    Receivables from related parties .........................................      2,589              4,067              3,624
    Other receivables ........................................................      2,157              3,389              4,780

Inventories ..................................................................     19,793             31,095             30,717

    Raw materials, spare parts and work-in-process ...........................     14,194             22,299             21,469
    Finished products ........................................................      5,599              8,796              9,248

Prepaid expenses .............................................................        576                905              1,109

                                                                                ---------          ---------          ---------
TOTAL CURRENT ASSETS .........................................................     64,079            100,666             95,689
                                                                                ---------          ---------          ---------

Property, plant and equipment ................................................      5,595              8,791              7,709

    At cost ..................................................................     21,116             33,174             35,884
    Less allowances for depreciation .........................................    (15,521)           (24,383)           (28,175)

    Trademarks and other intangible assets, net of
      amortization of Lit. 375 ...............................................      2,944              4,625              4,750
    Goodwill .................................................................        905              1,421              1,459
    Real estate for sale .....................................................     21,857             34,338             34,227
    Investments in unconsolidated companies ..................................      1,394              2,190              2,205
    Marketable and other securities and investments,
      at cost ................................................................     11,045             17,352             17,176
    Other assets .............................................................      9,397             14,763             19,615
                                                                                ---------          ---------          ---------
    TOTAL ASSETS .............................................................  $ 117,216       Lit. 184,146       Lit. 182,830
                                                                                =========          =========          =========


    Note: The balance sheet as at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements.

De Tomaso Industries Inc.
Consolidated Condensed Balance Sheets
March 31, 1996 and 1995

                                                                                 March 31            March 31            December 31
                                                                                   1996                1996                 1995
                                                                                  US$'000             Lire m.              Lire m.
                                                                                 Unaudited           Unaudited              Note

LIABILITIES
Advances from banks ....................................................           16,286              25,585              18,538
Advances from banks for finance activities .............................            5,589               8,781               8,621
Accounts payable .......................................................           13,535              21,263              23,570
Accrued expenses and other payables ....................................            6,810              10,698              10,218
Current portion of long-term real estate debt ..........................            6,316               9,922               9,550
Current portion of other long-term debt ................................            1,271               1,996               1,866
                                                                                ---------           ---------           ---------

TOTAL CURRENT LIABILITIES ..............................................           49,807              78,245              72,363
                                                                                ---------           ---------           ---------

Long-term real estate debt, less current portion .......................            5,397               8,479               9,712
Other long-term debt, less current portion .............................            5,260               8,264               8,386
Termination indemnities ................................................            5,297               8,322               8,231
Provision for claims ...................................................            2,034               3,195               3,595

Minority interests .....................................................           10,777              16,931              16,773

Common stock subject to repurchase .....................................            8,012              12,587              12,549

SHAREHOLDERS' EQUITY ...................................................           30,632              48,123              51,221

Common stock, par value $2.50 per share:
Authorized 10,000,000 shares; 4,714,332 (3/31/95 -
   2,057,446) shares issued and outstanding
   less 776,530 subject to repurchase ..................................            4,293               6,744               6,744
Additional paid in capital .............................................           45,405              71,332              71,332
Treasury stock, at cost ................................................           (7,528)            (11,826)            (11,826)
Deficit ................................................................          (12,304)            (19,330)            (15,926)
Equity adjustment from translation .....................................              672               1,055                 711
Accretion expense and related exchange gains ...........................               94                 148                 186
                                                                                ---------           ---------           ---------
                                                                                $ 117,216        Lit. 184,146        Lit. 182,830
                                                                                =========           =========           =========


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

                 See Notes to Consolidated Financial Statements.

De Tomaso Industries, Inc.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended March 31, 1996 and 1995

                                                                               March 31             March 31                March 31
                                                                                 1996                 1996                   1995
                                                                                US$'000              Lire m.                Lire m.

Net sales ........................................................               15,059                23,658                 9,850
Cost of sales ....................................................              (13,942)              (21,903)              (11,018)
                                                                             ----------            ----------            ----------
                                                                                  1,117                 1,755                (1,168)


Selling, general and administrative expenses .....................               (2,801)               (4,401)               (2,355)
Rental Income ....................................................                  239                   375                  --
Other income/(expense), net ......................................                   83                   131                  --
                                                                             ----------            ----------            ----------
                                                                                 (1,362)               (2,140)               (3,523)


Interest expense .................................................               (1,068)               (1,678)                 (774)
Interest income ..................................................                  414                   650                 1,014
                                                                             ----------            ----------            ----------

Loss from continuing operations before
   income taxes and minority interests ...........................               (2,016)               (3,168)               (3,283)
Income taxes .....................................................                  (50)                  (78)                 --
                                                                             ----------            ----------            ----------

Loss from continuing operations before
   minority interests ............................................               (2,066)               (3,246)               (3,283)
Minority interests ...............................................                 (101)                 (158)                 (159)
                                                                             ----------            ----------            ----------
Net (loss)/income ................................................               (2,167)               (3,404)               (3,442)
                                                                             ----------            ----------            ----------



EARNINGS/(LOSS) PER SHARE                                                          US $                  Lire                  Lire

Net income/(loss) per share ......................................           $    (0.46)            Lit. (722)          Lit. (1,673)
                                                                             ==========            ==========            ==========


Average number of common shares and
   equivalents outstanding during the period .....................            4,714,332             4,714,332             2,057,446
                                                                             ==========            ==========            ==========


                 See Notes to Consolidated Financial Statements.

De Tomaso Industries Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
3 Months ended March 31, 1996 and 1995

                                                                                 March 31            March 31             March 31
                                                                                   1996                1996                 1995*
                                                                                  US$'000             Lire m.              Lire m.

Net (loss)/income.........................................................        (2,167)             (3,404)              (3,442)

Adjustments to reconcile net (loss)/income to net
   cash (used)/provided by operating activities:..........................        (3,433)             (5,393)              (5,489)
                                                                                --------            --------             --------
Net cash (used)/provided by operating activities..........................        (5,600)             (8,797)              (8,931)
                                                                                --------            --------             --------

Investing activities:

Net increase in investments and marketable securities.....................        (3,237)             (5,086)             (12,203)
Deferred receipts from sale of Maserati...................................            -                   -                27,000
Purchases of property, plant and equipment................................          (813)             (1,166)                (811)
                                                                               ---------            --------            ---------
Net cash provided/(used) by investing activities..........................        (4,050)             (6,252)              13,986
                                                                               ---------            --------            ---------



Financing activities:

Increase/(decrease) in advances from banks................................         4,588               7,207               (2,113)
Receipt of tax receivable.................................................         3,348               5,259                   -
Proceeds from long-term debt..............................................           212                 333                   -
Principal payments of long-term debt......................................        (1,034)             (1,624)              (1,179)
                                                                                --------            --------             --------
Net cash (used)/provided by financing activities..........................         7,114              11,175               (3,292)
                                                                                --------            --------             --------

Increase/(decrease) in cash and cash equivalents..........................        (2,536)             (3,874)               1,763
Exchange movement on opening cash balances................................           (26)                (42)                  -

Cash and cash equivalents, beginning of period............................        15,365              24,137                5,286
                                                                                --------            --------             --------

Cash and cash equivalents, end of period..................................        12,803              20,221                7,049
                                                                                ========            ========             ========

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

     The increase in operating expenses (selling, general and administrative expenses net of rental and other income) is due mainly to the effects of the acquisitions of Lita and additional personnel in the Company's temporary management and merchant banking activities. Operating expenses at Moto Guzzi have also increased over 1995 levels reflecting the increased level of operations of this subsidiary and the expense of improving logistics and management information systems.

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

     Market conditions for Lita were difficult in the first quarter of 1996 as a result of falling steel prices. Sales volumes amounted to 2,963 tons, an increase of 48% over the corresponding period in 1995, mainly from domestic (Italian) sales from new customers and customers who had been lost under previous management. Export sales in the quarter, amounting to 5% of total net sales, represent early stage results of the decision to compete in export markets. Margins in the first quarter of 1995 were burdened by the fall in steel prices with consequent effect on the company's selling prices. Aluminized tubing prices fell by 8.5% and prices of cold welded tubing by 11.3%. Overall, the fall in steel prices during the quarter produced a negative effect on margins of approximately Lit. 300 million, offsetting the benefits gained from increased volumes. Steel prices have since stabilized.

     Liquidity and sources of capital

     Net cash used in operations in the three months ended March 31, 1996 amounted to approximately Lit. 8,800 million ($5,602,000). This reflects cash outflows due to losses in the period and increases in working capital at Moto Guzzi and Lita: an increase of approximately Lit. 3,800 million in accounts receivable due to increasing sales levels and Lit. 1,800 million in respect of a decrease in the level of accounts payable. Moto Guzzi has succeeded in its objective of increasing sales without significant buildup in inventories and the increased working capital has been financed by short-term advances from banks under available lines of credit. The Company expects that available cash and short-term lines of credit will be sufficient to meet normal operating requirements over the short-term.

     Trade receivables have increased as a result of increases in revenues in the three months to March 31, 1996 and, in fact, exceed revenues for the period. Generally high levels of receivables are due to the fact that trade receivables include 19% value added tax on domestic (Italian) sales which have increased as a percentage of sales with the inclusion of Lita and the normal practice that payments due at the end of the month are cleared by the banks in the early days of the following month. The situation in the first quarter of the year is affected further by high sales to governmental agencies in the last quarter of 1995 and for which collection times are longer than with private customers. These circumstances do not have a significant effect on liquidity as the Company has access to short-term advances securing its receivables.

     A tax receivable of Lit. 5,259 million ($3,348,000) was received in the period with the proceeds being applied principally for the purchase of marketable securities of Lit. 4,910 million ($3,125,000).

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


                                                  DE TOMASO INDUSTRIES, INC.

Dated: July  9, 1996                              By:   s/ Howard E. Chase
                                                     ---------------------------
                                                     Howard E. Chase, President



Dated: July  9, 1996                              By:   s/ Carlo Previtali
                                                     ---------------------------
                                                     Carlo Previtali, Secretary