Form 10-Q
period 1996-06-30
DETOMASO INDUSTRIES INC
filed 1996-08-09
CIK 28367

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2054
(Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarter period ended   June 30, 1996

                                       OR

           ( )   TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________

                       Commission File Number    0-2642

                          DE TOMASO INDUSTRIES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

                Maryland                                     52-0466460
- ---------------------------------------------            ------------------
(State or other jurisdiction of incorporation)           (I.R.S. Employer
                                                         Identification No.)

            P.0. Box 856, 107 Monmouth Street, Red Bank, N. J. 07701
- --------------------------------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                 (908) 842-7200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    --

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $2.50 par value, 4,744,332 shares.

                                     PART I


                              FINANCIAL INFORMATION

De Tomaso Industries Inc.
Consolidated Condensed Balance Sheets
June 30, 1996


                                                                     June 30           June 30        December 31
                                                                      1996              1996             1995
                                                                     US$'000           Lire m.          Lire m.
                                                                    Unaudited         Unaudited          Note

ASSETS
Cash and cash equivalents.......................................     11,771            18,065           24,137
Marketable securities, at cost..................................      3,193             4,901                -
Receivables.....................................................     29,884            45,872           39,726

    Trade, less allowance of Lit. 1,149 at June 30, 1996........     16,956            26,027           23,725
    Finance receivables, less allowance of Lit 2,200............      4,359             6,691            7,597
    Receivables from related parties............................      5,793             8,892            3,624
    Other receivables...........................................      2,776             4,262            4,780

Inventories.....................................................     23,406            35,928           30,717

    Raw materials, spare parts and work-in-process..............     15,451            23,718           21,469
    Finished products...........................................      7,954            12,210            9,248

Prepaid expenses................................................        964             1,479            1,109

                                                                   --------         ---------         --------
TOTAL CURRENT ASSETS............................................     69,218           106,245           95,689
                                                                   --------         ---------         --------


Property, plant and equipment ..................................      6,413             9,846            7,709

    At cost ....................................................     22,749            34,921           35,884
    Less allowances for depreciation............................    (16,336)          (25,075)         (28,175

    Trademarks and other intangible assets, net of
    amortization of Lit. 500....................................      2,932             4,500            4,750
    Goodwill....................................................      1,054             1,618            1,459
    Real estate for sale........................................     14,332            22,000           34,227
    Investments in unconsolidated companies.....................      1,427             2,190            2,205
    Marketable and other securities and investments,
      at cost...................................................     10,831            16,625           17,176
    Other assets................................................      9,593            14,726           19,615

                                                                  ---------          --------         --------
    TOTAL ASSETS                                                  $ 115,800      Lit. 177,750     Lit. 182,830
                                                                  =========          ========         ========


    Note: The balance sheet as at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements.

De Tomaso Industries Inc.
Consolidated Condensed Balance Sheets
June 30, 1996

                                                                     June 30           June 30         December 31
                                                                      1996              1996              1995
                                                                     US$'000           Lire m.           Lire m.
                                                                    Unaudited         Unaudited           Note

LIABILITIES
Advances from banks.............................................      18,531           28,445            18,538
Advances from banks for finance activities......................       4,924            7,558             8,621
Accounts payable................................................      14,000           21,490            23,570
Accrued expenses and other payables.............................       7,464           11,455            10,218
Current portion of long-term real estate debt...................       3,201            4,913             9,550
Current portion of other long-term debt.........................       1,327            2,037             1,866

                                                                     -------          -------           -------
TOTAL CURRENT LIABILITIES                                             49,447           75,898            72,363
                                                                     -------          -------           -------

Long-term real estate debt, less current portion................       4,713            7,235             9,712
Other long-term debt, less current portion......................       4,754            7,297             8,386
Termination indemnities.........................................       5,459            8,379             8,231
Provision for claims............................................       2,081            3,195             3,595

Minority interests..............................................       9,621           14,768            16,773

Common stock subject to repurchase..............................       8,094           12,424            12,549

SHAREHOLDERS' EQUITY............................................      31,631           48,554            51,221

Common stock, par value $2.50 per share:
Authorized 10,000,000 shares; 4,744,332 (12/31/95 -
   4,714,332) shares issued and outstanding
   less 776,530 subject to repurchase...........................       4,422            6,788             6,744
Additional paid in capital......................................      46,748           71,759            71,332
Treasury stock, at cost.........................................      (7,704)         (11,826)          (11,826)
Deficit.........................................................     (13,212)         (20,281)          (15,926)
Equity adjustment from translation..............................       1,174            1,803               711
Accretion expense and related exchange gains....................         203              311               186

                                                                   ---------         --------          --------
                                                                   $ 115,800     Lit. 177,750      Lit. 182,830
                                                                   =========         ========          ========


   Note: The balance sheet as at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements.



De Tomaso Industries, Inc.
Unaudited Consolidated Condensed Statements of Operations
6 Months Ended June 30, 1996 and 1995

                                                                     June 30           June 30           June 30
                                                                      1996              1996              1995
                                                                     US$'000           Lire m.           Lire m.

Net sales.......................................................     31,922           49,001            29,466
Cost of sales...................................................    (27,442)         (42,123)          (26,966)
                                                                    --------         --------          --------
                                                                      4,480            6,878             2,500

Selling, general and administrative expenses....................     (6,395)          (9,817)           (5,830)
Rental Income...................................................        489              750                 -
Other income/(expense), net ....................................        (57)             (87)                -
                                                                    --------         --------          --------
                                                                     (1,483)          (2,276)           (3,330)

Interest expense................................................     (2,070)          (3,177)           (1,585)
Interest income.................................................      1,328            2,039             1,663
                                                                    --------         --------          --------

Loss from continuing operations before
   income taxes and minority interests..........................     (2,225)          (3,414)           (3,252)
Income taxes....................................................       (386)            (592)                -
                                                                    --------         --------          --------

Loss from continuing operations before
   minority interests...........................................     (2,611)          (4,006)           (3,252)
Minority interests..............................................       (227)            (349)             (259)
                                                                    --------         --------          --------
Net (loss)/income...............................................     (2,838)          (4,355)           (3,511)
                                                                    ========         ========          ========


EARNINGS/(LOSS) PER SHARE                                             US $             Lire              Lire

Net income/(loss) per share.....................................   $  (0.60)    Lit.    (918)     Lit.  (1,706)
                                                                    ========         ========          ========


Average number of common shares and
   equivalents outstanding during the period....................  4,744,332        4,744,332         2,057,446
                                                                 ===========      ===========       ===========


                 See Notes to Consolidated Financial Statements.

De Tomaso Industries, Inc.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended June 30, 1996 and 1995


                                                                     June 30           June 30           June 30
                                                                      1996              1996              1995
                                                                     US$'000           Lire m.           Lire m.


Net sales.......................................................     16,510           25,343            19,616
Cost of sales...................................................    (13,173)         (20,220)          (15,948)
                                                                    --------         --------          --------
                                                                      3,337            5,123             3,668


Selling, general and administrative expenses....................     (3,528)          (5,416)           (3,475)
Rental Income...................................................        244              375                 -
Other income/(expense), net ....................................       (142)            (218)                -
                                                                    --------         --------          --------
                                                                        (89)            (136)              193


Interest expense................................................       (977)          (1,449)             (811)
Interest income.................................................        905            1,389               649
                                                                    --------         --------          --------

Loss from continuing operations before
   income taxes and minority interests..........................       (161)            (246)               31
Income taxes....................................................       (335)            (514)                -
                                                                    --------         --------          --------

Loss from continuing operations before
   minority interests...........................................       (496)            (760)               31
Minority interests..............................................       (124)            (191)             (100)
                                                                    --------         --------          --------
Net (loss)/income...............................................       (620)            (951)              (69)
                                                                    ========         ========          ========


EARNINGS/(LOSS) PER SHARE                                             US $              Lire              Lire

Net income/(loss) per share.....................................   $  (0.13)    Lit.    (200)     Lit.     (34)
                                                                    ========         ========          ========


Average number of common shares and
   equivalents outstanding during the period....................  4,744,332        4,744,332         2,057,446
                                                                 ===========      ===========       ===========


                 See Notes to Consolidated Financial Statements.

De Tomaso Industries, Inc.
Unaudited Consolidated Condensed Statements of Operations
6 Months Ended June 30, 1996 and 1995


                                                                     June 30           June 30           June 30
                                                                      1996              1996             1995*
                                                                     US$'000           Lire m.           Lire m.


Net loss......................................................       (2,838)          (4,355)           (3,511)

Adjustments to reconcile net loss to net cash
    (used)/provided by operating activities...................       (4,658)          (7,152)          (11,364)
                                                                   ---------        ---------         ---------
Net cash used by operating activities.........................       (7,496)         (11,507)          (14,875)
                                                                   ---------        ---------         ---------

Investing activities:
Net increase in investments and marketable securities.........       (1,887)          (2,896)           (7,168)
Net cash acquired on purchase of subsidiaries.................          358              549                 -
Deferred receipts from sale of Maserati.......................            -                -            27,000
Purchases of property, plant and equipment....................       (2,093)          (3,214)           (1,250)
                                                                   ---------        ---------         ---------
Net cash (used)/provided by investing activities..............       (3,622)          (5,561)           18,582
                                                                   ---------        ---------         ---------

Financing activities:
Increase/(decrease) in advances from banks....................        5,762            8,844            (5,242)
Receipt of tax receivable.....................................        3,426            5,259                 -
Proceeds from long-term debt..................................          502              771               818
Principal payments of long-term debt..........................       (2,446)          (3,754)                -
                                                                   ---------        ---------         ---------
Net cash provided/(used) by financing activities..............        7,244           11,120            (4,424)
                                                                   ---------        ---------         ---------

(Decrease)/Increase in cash and cash equivalents..............       (3,874)          (5,948)             (717)
Exchange movement on opening cash balances....................          (80)            (124)                -
Cash and cash equivalents, beginning of period................       15,725           24,137             5,286
                                                                   ---------        ---------         ---------
Cash and cash equivalents, end of period......................       11,771           18,065             4,569
                                                                   =========        =========         =========


*Reclassified to conform to June 30, 1966 presentation

Supplemental information on non-cash transactions

Cash of Lit. 570 million was included in the assets of Moto America Inc. which were acquired in the period. The purchase price was paid in the form of shares by the Company.

As described in Note 2, Immobiliare Broseta S.r.l. was sold to Domer S.r.l., a 25% affiliate, in the period. The principal assets and liabilities of Immobiliare Broseta S.r.l. were property with a book value of Lit. 12,200 million and short-term real estate loans of Lit. 5,049 million. Minority interests of Lit. 2,354 million were also eliminated. The sale price of Lit. 5,200 million was paid in the form of promissory notes issued by Domer S.r.l. which are included in related party receivables.


            See notes to consolidated condensed financial statements.

De Tomaso Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 1996

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

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into US Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lit. 1,535 to US $, the approximate exchange rate at June 30, 1996. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by US dollars at that or any other rate.

NOTE 2   ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

The Company completed its acquisition of the outstanding shares of Moto America Inc., the sole distributor of Moto Guzzi motor cycles in the United States, in the second quarter. The acquisition, effective January 1, 1996, was consummated by the issuance of 30,000 shares of the Company. The purchase price of Lit. 471 million ($300,000) reflects the 30,000 shares issued at a fair value of $10.00 per share (Lit. 15,710 per share). The purchase has been accounted for as an acquisition and the excess of the purchase consideration over the fair value of assets acquired has been accounted for as goodwill, determined in the amount of Lit. 262 million, which is being amortized over 5 years. The effects of the acquisition are not material to the operations of the Company.

In June 1996, the Company sold its 66.7% interest in Immobiliare Broseta S.r.l. to its 25% affiliate Domer S.r.l. The remaining 33.3% of Immobiliare Broseta S.r.l. is owned by Interim S.p.A., a subsidiary of Domer S.r.l. The Company had sought offers from third parties through an independent broker and the sale price Lit. 5,200 million ($3,876,000) offered by Domer S.p.A. was the highest of the offers received. Lit. 1,800 million ($1,173,000) of the sale price was paid in the form of a note of Domer S.r.l., bearing interest equal to the official Lire discount rate plus 3%, and the Lit. 3,400 million ($2,203,000) purchase price balance is evidenced by a note calling for principal payments from the proceeds of sales of apartments which are being developed from the Immobiliare

De Tomaso Industries Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 1996

Broseta S.r.l. property, with the balance, if any, to be paid on June 30, 1999. This amount of Lit. 3,400 million ($2,203,000) carries an interest rate of 6%, payable six-monthly and has been accounted for at its estimated net present value of Lit. 2,908 million ($1,894,000) applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. The book value of the 66.7% interest in Immobiliare Broseta S.r.l. was Lit. 4,708 million; no gain or loss has been recorded on the transaction.

NOTE 3   COMPUTATION OF LOSS PER SHARE

Net loss per share for the three months ended June 30, 1996 and the three months and six months to June 30, 1995 is computed on the average number of shares of common stock outstanding during such periods.

In July 1995, convertible preference shares formerly held by the ex-President of the Company were exchanged for an equal number of shares of common stock and 707,774 of the resulting total of 1,480,304 shares of common stock formerly held by the ex-President were acquired by the Company. Had the exchange of voting preference shares and acquisition of common stock been consummated as at January 1, 1995, then the loss per share for the three months and six months to June 30, 1995 would have amounted to Lit. 29 ($0.02) and Lit. 1,492 ($0.97), respectively

NOTE 4   SUBSEQUENT EVENTS.

In July 1996, the Company completed the sale of a property owned by its US ex-Maserati distributor subsidiary for a net amount of $1,100,000 (Lit. 1,689 million), realizing a gain of approximately Lit.
600 million ($391,000).

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Results of Operations

3 Months to June 30, 1996

In the three months to June 30, 1996, net sales increased 29% over the corresponding period in 1995 as follows:

     Internal growth of Moto Guzzi - motorcycle segment             4%
     Acquired businesses: Lita - steel tubing segment              26%
     Other, net                                                    -1%

Gross margins increased to Lit. 5,123 million ($3,337,000) from Lit. 3,688 million in the corresponding period in 1995 as a result of margin increases at the Moto Guzzi motorcycle manufacturing operation and the contributions of Moto America Inc., the distributor of Moto Guzzi motorcycles in the United States, which was acquired in the period, and of Lita.

The increase in operating expenses (selling, general and administrative expenses net of rental and other income) is due mainly to the effects of the acquisitions of Lita and Moto America Inc. and additional personnel in the Company's temporary management and merchant banking activities. Operating expenses at Moto Guzzi have also increased over 1995 levels reflecting the increased level of operations of this subsidiary and the expense of improving logistics and management information systems. Other expense is primarily represented by exchange losses of Lit. 471 million ($307,000) on short-term advances from subsidiaries to the parent company which resulted from strengthening of the Lire against the Dollar in the period.

Interest receivable in the second quarter of 1996 has benefited from an under accrual of interest receivable of approximately Lit. 350 million ($228,000) at the end of the first quarter. Higher interest payable relates to real estate loans on the properties acquired from Finprogetti in 1995 and interest costs for short-term advances from banks that financed increased working capital at Moto Guzzi and working capital at Lita.

The anomalous situation of Lit. 514 million ($335,000) of income taxes on losses from continuing operations before income taxes and minority interests arises from the fact that most of the Company's operations are located in Italy where companies are taxed on their individual results without the possibility of filing consolidated tax returns.

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

6 Months to June 30, 1996

In the six months to June 30, 1996, net sales increased 66% over the corresponding period in 1995 as follows:

     Internal growth of Moto Guzzi - motorcycle segment            34%
     Acquired businesses: Lita - steel tubing segment              33%
     Other, net                                                    -1%

Growth in the motorcycle segment is largely as a result of the first quarter when sales were 93% up on the corresponding quarter in 1995. Sales growth in this segment was more limited in the second quarter as the booking of some sales of motorcycles to the public administration sector (police and military) were deferred as the customers requested delays in deliveries until the third and fourth quarters of the current year.

Gross margins increased to Lit. 6,878 million ($4,480,000) from Lit. 2,500 million in the corresponding period in 1995 as a result of the turnaround in the first quarter from a Lit. 1,168 million loss in 1995 to Lit. 1,755 million positive margin and improved second quarter margins in 1996, all as described above. The first quarter turnaround was mainly due to volume increases in the motorcycle segment.

The increase in operating expenses (selling, general and administrative expenses, net of rental and other income) is due mainly to the effects of the acquisitions of Lita and Moto America Inc. and additional personnel in the Company's temporary management and merchant banking activities. Operating expenses at Moto Guzzi have also increased over 1995 levels reflecting the increased level of operations of this subsidiary and the expense of improving logistics and management information systems. Other income and expense include exchange losses of Lit. 920 million ($599,000) on short-term advances from subsidiaries to the parent company due to strengthening of the Lire against the dollar in 1996 and gains of Lit. 600 million ($391,000) on the sale of obsolete tooling and inventory at Moto Guzzi in the first quarter.

Net interest expense in the six months ended June 30, 1996 compared to net interest income in the corresponding period in 1995 results principally from interest payable on real estate loans on the properties acquired from Finprogetti in 1995 and interest costs for short-term advances from banks that financed increased working capital at Moto Guzzi and working capital at Lita.

The anomalous situation of Lit. 592 million ($386,000) of income taxes on losses from continuing

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

operations before income taxes and minority interests arises from the fact that most of the Company's operations are located in Italy where companies are taxed on their individual results without the possibility of filing consolidated tax returns. The major part of this income tax expense relates to the second quarter of 1996.

Motorcycle Segment

The small growth in net sales of the motorcycle segment in the second quarter derives principally from increases in prices and sales mix. Price increases averaging 5% were put into effect from March 1, 1996. Sales volumes were held back in the second quarter as a result of approximately 200 motorcycles destined for public administration customers which, at the customers request, will be delivered in September and October. These motorcycles are held in inventory at June 30, 1996. As a result of the significant volume increases in the first quarter, net sales for the six months ended June 30, 1996 are 36% higher than the corresponding period in 1995.

1,760 motorcycles were produced in the three months ended June 30, 1996, compared to 1,455 in the corresponding period in 1995, an increase of 21%. Production for the six months to June 30, 1996 was up 45% at 3,280 units against 2,267 in the same period in 1995. Production increases have been more contained in the second quarter due to capacity constraints: the first quarter increase of 85% was achieved in part by significantly increased January production, which in 1995 and prior years had been curtailed to allow for inventory taking, production planning and the like.

There were no significant or unusual cost increases in raw materials or labor costs in the second quarter of 1996. Aluminum prices, which had been a significant component of material cost increases in 1995 have been stable in 1996. In accordance with national labor agreements, national negotiations are in course and will be made effective from June 1996. At present, there is no indication of the likely settlement level.

Steel Tubing Segment

Lita, acquired in July 1995, has contributed Lit. 5,162 million ($3,363,000) to consolidated net sales in the three months to June 30, 1996 and Lit. 9,762 million ($6,360,000) in the six months to June 30, 1996.

Sales volumes for the second quarter amounted to 3,305 tons, an increase of 39% over the corresponding period in 1995, mainly from domestic (Italian) sales to new customers and customers who had been lost under previous management. Sales volumes for the six months amounted to 6,468

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

tons, 43% ahead of 1995. Export sales in the first six months, amounting to 5.8% of total net sales, represent early stage results of the decision to compete in export markets and further expand volumes.

Market conditions for Lita have been difficult in the first quarter of 1966 as a result of falling steel prices which resulted in sharp decreases in market prices for finished goods. This phenomenon continued into the second quarter with further decreases of 10%-15% for various types of steel. Average raw material price deceases since the beginning of the year have been approximately 22%. There are some indications that steel prices may stabilize by the end of the third quarter of 1966.

Margins in the first quarter of 1995 were burdened by the fall in the Company's selling prices, producing losses based on carrying values of Lita's inventories of steel, of approximately Lit. 600 million ($391,000) in the first six months of the year, offsetting the benefits gained from increased volumes. The effects have been more contained in the second quarter with margins averaging 14%, against 10% in the first quarter.

Liquidity and Sources of Capital

Net cash used in operations in the six months to June 30, 1996 amounted to Lit. 11,507 million ($7,496,000), arising from working capital movements for Lit. 9,664 million and from losses, adjusted for no-cash items, of Lit. 1,843 million. The major change in working capital is at Moto Guzzi where inventories have increased by approximately Lit. 6,000 million as a result of sales to public administrations (police, military) which have been deferred at the customers' request and a build up resulting from increased activity levels and production levels slightly behind budget. The increase in inventory has principally been financed by existing bank credit lines. There is also a seasonal increase in inventories at Moto America Inc., the U.S. Moto Guzzi distributor acquired in 1996. There have been no significant working capital changes at Lita. Inventories have been reduced as a result of price decreases and trade receivables and trade payables have increased in line with higher business volumes.

Despite higher business levels in the second quarter, Moto Guzzi succeeded in reducing trade receivables compared to the end of the first quarter, though these remain high (slightly in excess of sales for the second quarter) as a result of 19% value added taxes included in receivables for domestic (Italian) sales and the normal practice that payments due at the end of the month are cleared by the banks in the early days of the following month. Accounts receivable do not have a significant effect on liquidity as the Company has access to short-term advances from banks, secured by trade

De Tomaso Industries, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial
Conditions and Results of Operations

receivables.

A tax receivable of Lit. 5,259 million ($3,426,000) was realized in the period with the proceeds being applied principally to the purchase of marketable securities of Lit. 4,910 million ($3,198,000). Repayments of loan principal on debt associated with Cologne, a rent producing real estate holding, of Lit. 2,398 million ($1,562,000) have been financed by decreases in investments in the period. Other principal loan payments, mainly relating to Moto Guzzi's indebtedness, have been financed from cash from operations and from bank credit lines.

Expenditures on fixed assets, mainly at Moto Guzzi, have been financed principally from cash from operations and from bank credit lines, with Lit. 438 million ($285,000) financed by leasing.

The disposal of Immobiliare Broseta, S.r.l. has removed Lit. 12,200 million of real estate and Lit. 5,049 million of short-term real estate loans from the balance sheet. The receipt of balance due from Domer S.p.A., represented by promissory notes valued at Lit. 4,708 million (as described in Note 2 to the quarterly financial statements) is the principal reason for the increase in related party receivables from December 31, 1995.

Monies to cover the cash portion of the Company's stock repurchase program (approximately $11,000,000), planned to commence in September 1996, have been reserved. The Company's other planned cash needs will be met from cash on hand, cash generated from operations, available credit lines, and planned asset sales.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DE TOMASO INDUSTRIES, INC.


Dated: August 8, 1996                  By:      s/ Howard E. Chase
                                          --------------------------------
                                                Howard E. Chase, President


Dated: August 8, 1996                  By:      s/ Carlo Previtali
                                          --------------------------------
                                                Carlo Previtali, Secretary