Form 10-Q
period 1996-09-30
TRIDENT ROWAN GROUP INC
filed 1996-11-21
CIK 28367

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended       September 30, 1996
                            -----------------------------------------------

                                       OR

     (  )       TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    ---------------------
Commission File Number                            0-2642
                       ---------------------------------------------------

                            TRIDENT ROWAN GROUP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   52-0466460
------------------------------                    -----------------
 (State or other jurisdiction                     (I.R.S. Employer
  of incorporation)                               Identification No.)

                    Two Worlds Fair Drive, Somerset, NJ 08873
                  ------------------------------------------
               (Address of principal executive offices - Zip Code)

                               (908) 868-9000
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     DE TOMASO INDUSTRIES, INC., 107 Monmouth Street, Red Bank, NJ 07701
--------------------------------------------------------------------------------
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

                                     PART I


                              FINANCIAL INFORMATION

Trident Rowan Group, Inc.
Consolidated Condensed Balance Sheets
September 30, 1996

                                       Sept. 30    Sept. 30       Dec. 31
                                         1996        1996           1995
                                       US$'000      Lire m.       Lire m.
                                      Unaudited    Unaudited        Note
ASSETS
Cash and cash equivalents                13,511       20,578       24,137
Marketable securities, at cost              -            -            -
Receivables                              22,764       34,670       39,726
  Trade,  less   allowance  of  Lit.     13,277       20,221       23,725
1,729 (1995 - 1,268)
  Finance     receivables,      less      2,953        4,498        7,597
allowance of Lit. 2,050
  Receivables from related parties        4,073        6,203        3,624
  Other receivables                       2,461        3,748        4,780
Inventories                              26,407       40,218       30,717
  Raw  materials,  spare  parts  and     17,987       27,394       21,469
work-in-process
  Finished products                       8,420       12,824        9,248

Prepaid expenses                            970        1,477        1,109
                                        -------      -------       ------
TOTAL CURRENT ASSETS                     63,652       96,943       95,689
                                        -------      -------       ------
Property, plant and equipment             6,625       10,088        7,709
  At cost                                23,289       35,468       35,884
  Less allowances for depreciation      (16,664)     (25,380)     (28,175)

Trademarks   and  other   intangible
assets, net of
  amortization of  Lit. 625 (1995  -      2,873        4,375        4,750
250)
Goodwill,  net  of  amortization  of      1,029        1,567        1,459
Lit. 231 (1995 - 77)
Real  estate for development, net of      2,298        3,500           -
reserve of Lit. 2,500
Real estate  for sale                    10,508       16,004       34,227
Investments    in     unconsolidated      1,438        2,190        2,205
companies
Receivables from related parties          1,909        2,908           -
Marketable  &  other  securities and     10,711       16,313       17,176
investments,
  at cost
Other assets                              9,063       13,803       19,615
                                        -------      -------      -------
TOTAL ASSETS                        $   110,106 Lit. 167,691 Lit. 182,830
                                        =======      =======      =======

Note:      The balance sheet as at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles

             See Notes to Consolidated Condensed Financial Statements

Trident Rowan Group, Inc.
Consolidated Condensed Balance Sheets
September 30, 1996

                                        Sept. 30      Sept. 30        Dec. 31
                                          1996          1996           1995
                                        US$'000        Lire m.        Lire m.
                                       Unaudited      Unaudited        Note
LIABILITIES
Advances from banks                       18,517        28,201         18,538
Advances  from  banks  for   finance       3,334         5,078          8,621
activities
Accounts payable                          13,557        20,647         23,570
Accrued expenses and other payables        7,400        11,269         10,218
Current  portion of  long-term  real       3,253         4,955          9,550
estate debt
Current portion  of other  long-term
debt                                       1,339         2,039          1,866
                                         -------       -------        -------
TOTAL CURRENT LIABILITIES                 47,400        72,189         72,363
                                         -------       -------        -------

Long-term  real  estate  debt,  less
current portion                            3,926         5,980          9,712
Other long-term  debt, less  current
portion                                    4,778         7,277          8,386
Termination indemnities                    5,462         8,319          8,231
Provision for claims                       2,098         3,195          3,595

Minority interests                         9,780        14,895         16,773
Common stock subject to repurchase         9,450        14,392         12,549

SHAREHOLDERS' EQUITY                      27,212        41,444         51,221
  Common stock, par value $0.01  per
share (1995 -$2.50):
  Authorized   10,000,000    shares;
4,742,865 (1995 -
    4,712,865)  shares  issued   and
outstanding less
    881,970    (1995   -    776,530)
subject to repurchase                         45            69          6,744
  Additional paid in capital              50,254        76,538         71,332
  Treasury stock, at cost                 (7,765)      (11,826)       (11,826)
  Deficit                                (16,915)      (25,761)       (15,926)
  Equity       adjustment       from       1,405         2,141            711
translation
  Accretion   expense  and   related         186           283            186
exchange gains
                                         -------       -------        -------
                                     $   110,106 Lit.  167,691   Lit. 182,830
                                         =======       =======        =======

Note:          The balance sheet as at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                See Notes to Consolidated Condensed Financial Statements

Trident Rowan Group, Inc.
Unaudited Consolidated Condensed Statements of Operations
9 Months Ended September 30, 1996 and 1995


                                        Sept. 30       Sept. 30       Sept. 30
                                          1996           1996           1995
                                        US $'000        Lire m.        Lire m.

Net sales                                  43,364         66,043        47,001

Cost of sales                             (37,711)       (57,434)      (44,114)
                                          --------       --------     ---------
                                            5,653          8,609         2,887
Selling, general and  administrative
expenses                                   (9,310)       (14,179)      (10,271)
Rental income                                 721          1,098           365
Reserve  for value  of  real  estate
properties . . . . . . . . . .             (1,937)        (2,950)          -
Other income, net                             149            227           442
                                          --------       --------     ---------

                                           (4,724)        (7,195)       (6,577)
Interest expense                           (3,206)        (4,882)       (3,227)
Interest income                             2,179          3,318         2,968
                                          --------       --------     ---------

Loss from continuing operations
before income taxes
and minority interests                     (5,751)        (8,759)       (6,836)
Income taxes                                 (394)          (600)         (121)
                                          --------       --------     ---------

Loss from continuing operations
before minority interests                  (6,145)        (9,359)       (6,957)
Minority interests                           (313)          (476)         (390)
                                          --------       --------     ---------

Net (loss)                                 (6,458)        (9,835)       (7,347)
                                          --------       --------     ---------
                                          --------       --------     ---------


LOSS PER SHARE                            US $           Lire           Lire

Net loss per share                     $    (1.36)  Lit.  (2,073) Lit. (2,499)
                                          --------       --------     ---------
                                          --------       --------     ---------


Average number of common shares and
  equivalents outstanding during
  the period                              4,742,865      4,742,865    2,939,842
                                          ---------      ---------    ---------
                                          ---------      ---------    ---------


               See Notes to Consolidated Condensed Financial Statements

Trident Rowan Group, Inc.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended September 30, 1996 and 1995


                                       Sept.     Sept.    Sept.
                                        30        30        30
                                       1996      1996      1995
                                     US $'000   Lire m.   Lire m.


Net sales                             11,190    17,042   17,535
Cost of sales                        (10,053)  (15,311) (17,148)
                                    --------- --------- -------
                                       1,137     1,731      387

Selling, general and  administrative
expenses                              (2,864)   (4,362)  (4,441)

Rental income                            228       348      365

Reserve  for value  of  real  estate
properties. . . . . . . . . . .       (1,937)   (2,950)      -

Other income, net                        206       314      442
                                    --------- --------- -------
                                      (3,230)   (4,919)  (3,247)
Interest expense                      (1,120)   (1,705)  (1,642)
Interest income                          840     1,279    1,305
                                    --------- --------- -------

Loss   from  continuing   operations
before income taxes and
minority interests                    (3,510)   (5,345)  (3,584)

Income taxes                              (5)       (8)    (121)
                                    --------- --------- -------
Loss   from  continuing   operations
before  minority
interests                             (3,515)   (5,353)  (3,705)

Minority interests                       (83)     (127)    (131)
                                    --------- --------- -------
Net loss                              (3,598)   (5,480)  (3,836)
                                    ========= ========= =======



LOSS PER SHARE                         US $      Lire      Lire

Net loss per share                  $ (0.76)    (1,155)   (814)
                                    ========= ========= =======


Average number of common shares and
equivalents outstanding during
the period                          4,742,865  4,742,865  4,712,865
                                    =========  =========  =========



  See Notes to Consolidated Condensed Financial Statements

Trident Rowan Group, Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
9 Months Ended September 30, 1996 and 1995


                                       Sept.     Sept.     Sept.
                                        30        30        30
                                       1996      1996      1995
                                      US$'000   Lire m.   Lire m.

Net loss                              (6,458)   (9,835)  (7,347)

Adjustments  to  reconcile  net loss
to net cash (used)/provided by
operating activities:                 (1,158)   (1,764)   4,725
                                     --------  --------  ------

Net   cash    used   by    operating
activities                            (7,616)  (11,599)  (2,622)
                                     --------  --------  ------
Investing activities:
Net      decrease/(increase)      in   1,318     2,007  (12,092)
investments and securities

Purchase  of  subsidiaries,  net  of
cash acquired                            360       548   (1,192)

Deferred  receipts   from  sale   of
Maserati                                  -         -    27,000

Proceeds   from  disposal  of  fixed
assets                                 1,359     2,070       -

Purchases  of  property,  plant  and
equipment                             (3,021)   (4,601)  (1,078)
                                     --------  --------  ------

Net  cash   provided  by   investing
activities                                16        24   12,638
                                     --------  --------  ------
Financing activities:
Increase/(decrease)   in    advances
from banks                             4,120     6,275   (6,464)

Proceeds of share issue                   -         -     8,205

Repurchase of shares                      -         -    (5,000)

Receipt of tax receivable              4,018     6,120       -

Proceeds from long-term debt             494       752       -

Principal   payments  of   long-term
debt                                  (3,261)   (4,967)    (786)
                                     --------  --------  ------
Net    cash    provided/(used)    by
financing activities                   5,371     8,180   (4,045)
                                     --------  --------  ------
(Decrease)/increase   in   cash  and
cash equivalents                      (2,229)   (3,395)   5,971

Exchange  movement  on opening  cash
balances                                (108)     (164)       8

Cash    and    cash     equivalents,
beginning of period                   15,849    24,137    5,286
                                     --------  --------  ------
Cash and  cash  equivalents, end  of
period                                13,512    20,578   11,265
                                     ========  ========  ======

    See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

 NOTE 1  BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1995 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature.

    The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,523 to U.S. $1, the approximate exchange rate at September 30, 1996. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.


NOTE 2   REDUCTION IN PAR VALUE OF COMMON STOCK TO $0.01 PER SHARE

    At the general meeting of shareholders held on August 22, 1996, the par value per share of the Company's common stock was reduced from $2.50 per share to $0.01 per share, or Lit. 15.1915 per share applying the approximate exchange rate at August 22, 1996.

NOTE 3  ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

    Effective January 1, 1996, the Company completed its acquisition of the outstanding shares of Moto America Inc., the sole distributor of Moto Guzzi motor cycles in the United States. The acquisition was consummated by the issuance of 30,000 shares of the Company and the purchase price of Lit. 471 million reflects the shares issued at a fair value of $10.00 per share (Lit. 15,710 per share). The acquisition has been accounted for as a purchase and the excess of the purchase consideration over the fair value of assets acquired has been accounted for as goodwill, determined in the amount of Lit. 262 million, which is being amortized over 5 years. The effects of the acquisition are not material to the operations of the Company and, accordingly, no proforma information as if the acquisition had been consummated on January 1, 1995 is presented.

TRIDENT ROWAN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 3  ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES (CONTINUED)


    In June 1996, the Company sold its 66.7% equity interest in Immobiliare Broseta S.r.l. to its 25% owned affiliate Domer S.r.l. The remaining 33.3% equity interest in Immobiliare Broseta S.r.l. is owned by Interim S.p.A., a subsidiary of Domer S.r.l. The Company had sought offers from third parties through an independent broker and the sale price of Lit. 5,200 million offered by Domer S.p.A. was the highest of the offers received. Lit. 1,800 million of the sale price was evidenced by a promissory note of Domer S.r.l. due December 31, 1996, bearing an interest rate equal to the official Lire discount rate plus 3% and the balance of Lit. 3,400 million will be received pro-quota from the sales of apartments which are being developed from the Immobiliare Broseta S.r.l. property or on June 30, 1999, whichever is the earlier. This amount of Lit. 3,400 million carries an interest rate of 6% payable bi-annually and has been accounted for at its estimated net present value of Lit. 2,908 million applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. The book value of the 66.7% interest in Immobiliare Broseta S.r.l. was Lit. 4,708 million and no gain or loss has been recorded on the transaction.


NOTE 4  AGREEMENT TO ACQUIRE THE CAREY WINSTON COMPANY

    On August 14, 1996, the Company and the Carey Winston Company ("Carey Winston") entered into an agreement providing for the acquisition by the Company of Carey Winston for a purchase price valued at $7,600,000 (Lit. 11,575 million), subject to adjustment, and payable to the extent of at least 80% in common stock of the Company and not more than 20% in cash. As part of the agreement, the Company agreed to lend to Carey Winston, prior to closing, up to $2,000,000 (Lit. 3,046 million). The Company lent $1,000,000 (Lit. 1,523 million) to Carey Winston on September 17, 1996 in accordance with these arrangements. The closing of the agreement is conditioned upon, among other things, the Company completing a public offering resulting in proceeds to the Company, after underwriting discounts and commissions, of not less than $10,000,000. If the closing does not occur, for this or for any other reason, then the Company's loan will continue on a subordinated basis for a three year period.

    Carey Winston is engaged in the business of providing real estate management services in the Washington DC and Baltimore, Maryland regions.

TRIDENT ROWAN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE 5  COMPUTATION OF LOSS PER SHARE

    Net loss per share for the three months and nine months ended September 30, 1996 and September 30, 1995 is computed on the average number of common shares outstanding during such periods.

    In July 1995, convertible preference shares formerly held by the ex-President of the Company were exchanged for an equal number of common stock and 703,774 of the resulting total of 1,480,304 common stock formerly held by the ex-President were acquired by the Company. Had the exchange of voting preference shares and acquisition of common shares been consummated as at January 1, 1995, then the loss per share for the nine months to September 30, 1995 would have amounted to Lit. 2,342.


NOTE 6  SUBSEQUENT EVENTS

STOCK REPURCHASE PROGRAM

    The Company completed its stock repurchase program on October 23, 1996. The program was initiated to accommodate a number of shareholders who held the view that the Company, following the sale of the Maserati business in 1993, was no longer engaged in the business activity which had initially led them to invest in the Company's shares. Two mutually exclusive alternative offers were made to shareholders. The first offer was to purchase up to 80% of a shareholder's common stock for a combination of cash and non-negotiable promissory notes having a face value aggregating $12.26 per share ("the 80% offer") and the second offer was to purchase up to 50% of shareholder's common stock for $12.26 cash (the "50% offer"). Of the 4,742,865 issued shares of the Company, shareholders representing 3,167,010 shares (66.8%) had agreed in advance not to participate.

    Of the remaining 1,575,855 shares, 506,359 were tendered under the 80% offer and 255,636 under the 50% offer, all of which were accepted by the Company. In consequence the Company will repurchase 761,995 shares for a total amount of $7,478,657.58 (Lit. 11,390 million) in cash and $1,863,401.12 (Lit.
2,838 million) in the form of non-negotiable promissory notes, bearing interest at 8% per annum. Proforma information showing the effects of the repurchase program are shown in Note 7.

TRIDENT ROWAN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE 6  SUBSEQUENT EVENTS (CONTINUED)

    REPURCHASE OF SHARES FROM FINPROGETTI

    On November 7, 1996 the Company entered into an agreement with Finprogetti S.p.A. to resolve certain open matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995. Reference is made to the Company's 1995 Annual Report on Form 10-K for a full description of such Finprogetti Acquisition. A balance due by Finprogetti of Lit. 763 million ($501,000) was settled by the Company taking back 46,000 shares at a value of Lit. 16,587 per share ($10.89 per share). Finprogetti S.p.A. also agreed to accept responsibility for a claim which was successfully brought against one of the subsidiaries acquired in the Finprogetti Acquisition for Lit. 2,120 million. In accordance with terms of the Finprogetti Agreement, the Company would have paid such claim and received in compensation 105,440 of the shares issued to Finprogetti in July 1995. The Company and Finprogetti agreed that Finprogetti would assume the responsibility for payments resulting from the claim, which are payable in installments through June 1998, and that the Company would, on the request of Finprogetti, repurchase shares for cash at the dates and in the amounts of each installment payment.

    At September 30, 1996, the Company has reclassified the 105,440 shares thus subject to repurchase outside of shareholders' equity in the amount of the present value of the amounts payable under the repurchase commitment, applying a discount rate of 10%. The resulting value of the 105,440 shares subject to repurchase is Lit. 1,940 million ($1,274,000) or Lit. 18,399 per share ($12.08 per share). Immediately following the agreement, Finprogetti requested that the Company repurchase 9,950 shares for Lit 200 million ($131,000) in respect of the first installment. The dates, number of shares and financial commitment for further possible repurchases of shares are as follows:

         December 31, 1996        22,380 shares  Lit. 450 million ($295,000)
         June 30, 1997            22,380 shares  Lit. 450 million ($295,000)
         December 31, 1997        22,380 shares  Lit. 450 million ($295,000)
         June 30, 1998            28,350 shares  Lit. 570 million ($374,000)

    PROPOSED PRIVATE PLACEMENT OF SHARES REPRESENTING FROM 17.2% TO 20% OF THE OUTSTANDING SHARES OF MOTO GUZZI CORP., A WHOLLY OWNED SUBSIDIARY OF THE COMPANY.

    In October, 1996 the Company entered into an agreement with GKN Securities Corp. whereby GKN would seek to sell, before December 20, 1996, on a best efforts basis, between 1,250,000 and 1,500,000 shares of convertible Preferred Stock and the same number of Warrants to purchase shares of Common Stock of Moto Guzzi Corp. at a price of $4.00 (Lit. 6,092) for

TRIDENT ROWAN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE 6  SUBSEQUENT EVENTS (CONTINUED)

each Unit consisting of one share of Preferred Stock and one Warrant. Moto Guzzi Corp., currently a wholly owned subsidiary of the Company, owns Moto Guzzi S.p.A., the manufacturer of Moto Guzzi motorcycles, its wholly owned spare parts distribution subsidiary Centro Ricambi S.r.l., both Italian companies, and Moto America Inc., the exclusive U.S. importer of Moto Guzzi motorcycles in the United States.

    Each share of Preferred Stock may be converted, at the option of the holder thereof, into shares of Common Stock ("Conversion Shares") at the rate of one share of Common Stock for each share of Preferred Stock, subject to adjustment to protect against events of dilution ("Conversion Price"). Each share of Preferred Stock shall be automatically converted into Conversion Shares upon the consummation by Moto Guzzi Corp. of an underwritten public offering of its Common Stock that raises gross proceeds of at least $8 million ("Qualified IPO"). The conversion rate in connection with the Qualified IPO ("IPO Conversion Price") will be the lesser of the then-applicable Conversion Price or 75% of the per share, Qualified IPO public offering price. If a Qualified IPO is not consummated by June 30, 1998, the then majority holders of the Preferred Stock shall have a right to elect a majority of Moto Guzzi Corp.'s board of directors. If not previously converted to Conversion Shares, each share of Preferred Stock outstanding shall be redeemed by Moto Guzzi Corp., solely at the option of the holder thereof at any time after the fifth anniversary of the Closing, at a price of $8.00, as adjusted for stock-splits or any distributions previously made. Each Warrant will entitle the holder thereof to purchase one share of Common Stock for the lesser of $4.00 or the initial public offering price of the Common Stock, exercisable during the three-year period commencing on the closing of the Offering ("Closing").

    If the Private Placement is completed in accordance with the terms currently envisaged and outlined above, holders of the Preferred Stock will acquire an interest between 17.2% (if 1,250,000 shares of Preferred Stock are sold, and 20% (if 1,500,000 shares of Preferred Stock are sold) and the Company will record a gain, net of expenses connected with the Private Placement, of between approximately Lit. 5,000 million ($3,275,000) and Lit. 5,800 ($3,800,000).


THERE CAN BE NO ASSURANCE THAT THE PRIVATE PLACING OF SHARES OF MOTO GUZZI CORP. OR THE ACQUISITION OF CAREY WINSTON WILL TAKE PLACE ON THE TERMS INDICATED ABOVE, OR AT ALL.
                                          12

Trident Rowan Group Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
September 30, 1996


NOTE 7   PROFORMA INFORMATION

     The following summarized proforma financial information show the effects on the balance sheet at September 30, 1996 and on operations for the nine months ended September 30, 1996 and year ended December 31, 1995 if the stock repurchase program and the repurchase of shares from Finprogetti, all as described in Note 6, had been consummated on January 1, 1996 and 1995.

     Proforma Balance Sheet
                              Sept. 30    Repurch-   Sept. 30    Sept. 30
                                1996        ases       1996        1996
                               Actual    of shares   Proforma    Proforma
                              --------------------------------------------
                               Lire m.    Lire m.     Lire m.      $'000

Cash and  marketable            20,578     (11,590)      8,988      5,902
securities
Other current assets            76,365        (763)     75,602     49,640
                               -------     --------     ------     ------
Current assets                  96,943     (12,353)     84,590     55,542
Property,  plant & equipment
and other
assets,  excluding goodwill  &
intangibles                     64,806                  64,806     42,552
                               -------     --------     ------     ------
Total     assets     excluding 167,691     (12,353)    149,396     98,094
goodwill & intangibles
Goodwill and intangibles         5,942                   5,942      3,902
Total assets                   169,691     (12,353)    155,338    101,996

Advances from banks             33,279                  33,279     21,851
Current portion of loans         6,994                   6,994      4,592
Other current liabilities       31,916                  31,916     20,957
                               -------     --------     ------     ------
Current liabilities             72,189                  72,189     47,400

Long term loans                 13,257       2,838      16,095     10,568
Other  long  term liabilities,  26,409                  26,409     17,340
minority interests
Shares subject to repurchase    14,392        (200)     14,192      9,318
Shareholders equity             41,444     (14,991)     26,453     17,370
                               -------     --------     ------     ------
Total liabilities and equity   167,691     (12,353)    155,338    101,996
                              ========     ========    =======    =======
Book value per share in Lire
/ $                             10,734                   8,665    $ 5.69

Number of shares (note)       3,860,895              3,052,900   3,052,900
                              =========    ========  =========   =========

Note: The number of shares used to calculate book value per share excludes 881,970 shares subject to repurchase.

Trident Rowan Group Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
September 30, 1996


NOTE 7   PROFORMA INFORMATION (CONTINUED)

     Statement of operations for the 9 months ended September 30, 1996

                              9 Months   Repurch-   9 Months   9 Months
                              Sept. 30     ases     Sept. 30   Sept. 30
                               Actual   of shares   Proforma   Proforma
                              --------  ---------   --------   --------
                              Lire m.    Lire m.    Lire m.     US$'000

Net sales                       66,043               66,043      43,364
Total cost of sales            (57,434)             (57,434)    (37,711)
                               -------   --------   -------     -------
                                 8,609                8,609       5,653
Selling,     general     and   (14,179)             (14,179)     (9,310)
administrative expenses
Rental income                    1,098                1,098         721
Other income/(expense)          (2,723)       121    (2,602)     (1,708)
                               -------   --------   -------     -------
                                (7,195)       121    (7,074)     (4,645)

Interest expense                (4,882)      (173)   (5,055)     (3,319)
Interest income                  3,318       (801)    2,517       1,653
                               -------   --------   -------     -------
Loss  before  income   taxes    (8,759)      (853)   (9,612)     (6,311)
and minority interests

Income taxes                      (600)                (600)       (394)
Minority interests                (476)                (476)       (313)
                               -------   --------   -------     -------
Net loss                        (9,835)      (853)  (10,688)     (7,018)
                             =========             =========   ========
Loss per share in Lire / $      (2,073)              (2,723)   $ (1.78)
                             =========             =========   ========

Average number of shares     4,742,865             3,924,920  3,924,920
                             =========             =========  =========

Trident Rowan Group Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
September 30, 1996


NOTE 7   PROFORMA INFORMATION (CONTINUED)

     Statement of operations for the year ended December 31, 1995

                                   Year                  Year         Year
                                  ended     Repurch-    ended        ended
                                 Dec. 31      ases      Dec. 31     Dec. 31
                                 Actual    of shares   Proforma     Proforma
                                ---------------------------------------------
                                 Lire m.    Lire m.     Lire m.     US$'000

Net sales                          72,253                72,253       47,441
Total cost of sales               (63,410)              (63,410)     (41,635)
                                  -------    -------    -------      -------
                                    8,843                 8,843        5,806

Selling,      general      and    (16,230)              (16,230)     (10,657)
administrative expenses
Rental income                         770                   770          506
Other income/(expense)                513         63        576          378
                                  -------    -------    -------      -------
                                   (6,104)        63     (6,041)      (3,967)

Interest expense                   (4,458)      (242)    (4,700)      (3,086)
Interest income                     4,452     (1,213)     3,239        2,127
                                  -------    -------    -------      -------
Loss  before income  taxes and     (6,110)    (1,392)    (7,502)      (4,926)
minority interests

Income taxes                         (420)                 (420)        (276)
Minority interests                   (450)                 (450)        (295)
                                  -------    ------     -------       ------
Net Loss                           (6,980)               (8,372)      (5,497)
                                  =======    ======     =======       ======
Loss per share in Lire / $         (2,065)               (3,267)    $ (2.15)
                                  =======    ======     =======       ======
Average number of shares        3,380,441             2,562,496    2,562,496
                                =========    ======   =========    =========

NOTE 8 REAL ESTATE OPERATIONS

    Reserves against the value of real estate and accruals for costs to be incurred relative to real estate have been made for a total of Lit. 2,950 million in the third quarter of 1996, consisting of two elements. Following the expiration, unexercised, of the option held by third parties to acquire the Company's interest in undeveloped land in Sardinia, Italy, the Company has begun to investigate other ways to realize maximum value from this property. A decrease in market values which occurred during 1996, coupled with complications connected with changing rules and practice by local and regional government in respect of construction permits and environmental authorizations has increased uncertainty with respect to development of the property for tourism-related, or other purposes. The Company has therefore made a reserve of Lit. 2,500 million, pending completion of its investigation. The land has also been reclassified from "real estate for sale" to "real estate for development" as it appears likely that the Company will own the land until completion of authorizations and licenses before selling at an enhanced value, rather than seeking to sell the land in its current state. Additionally, an accrual of Lit. 450 million for extraordinary maintenance costs at the Company's Cologne property has been recorded in liabilities.

TRIDENT ROWAN GROUP, INC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

3 MONTHS ENDED SEPTEMBER 30, 1996

    In the 3 months ended September 30, 1996 net sales declined 2.8% compared to the corresponding period in 1995, as follows:


         Motorcycle segment - Moto Guzzi        (12.8)%
         Steel tubing - LITA                     9.5  %
         Other                                   0.5  %


    The decline in net sales of the motorcycle segment was principally due to reduced production resulting from delays in the supply of parts in August and the starting of production of the new "Centauro" model in September. Production has since returned to anticipated levels in the fourth quarter. Increases in net sales in the steel tubing segment result from the inclusion of a full three months in 1996 whereas results in 1995 are only from the acquisition date of July 25,1995. Increased volumes in 1996 were partly offset by lower prices.

    Gross margins increased from to 10.2% in 1996 from 2.2% in 1995 primarily due to the absence of inventory reserves and tooling write-offs made in the third quarter of 1995 consequent to a decision to abandon certain production lines at Moto Guzzi.

    Selling, general and administrative expenses are at similar levels to the 1995 three month period. Increases due to the acquisition of Moto America Inc., in 1996 and inclusion of LITA for a full three months have been offset by the non-occurrence in 1996 of exceptional bad debt expense and exchange losses and reorganization of the Company's operating headquarters in Milan incurred in 1995.

    Other income/(expense) in the 3 months ended September 30, 1996 includes gains on the sale of a property in Baltimore, MD, of Lit.718 million ($471,000) and a reserve against other income in the amount of Lit. 600 million ($394,000) recorded in the first quarter of 1996 from the sale of obsolete inventory to a third party.

    Reserves against the value of real estate and accruals for costs to be incurred relative to real estate have been made for a total of Lit. 2,950 million in the third quarter of 1996, consisting of two elements. Following the expiration, unexercised, of the option held by third parties to acquire the Company's interest in undeveloped land in Sardinia, Italy, the Company has begun to investigate other ways to realize maximum value from this property. A decrease in market values which occurred during 1996, coupled with complications connected with changing rules and

TRIDENT ROWAN GROUP, INC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

practice by local and regional government in respect of construction permits and environmental authorizations has increased uncertainty with respect to development of the property for tourism-related, or other purposes. The Company has therefore made a reserve of Lit. 2,500 million, pending completion of its investigation. The land has also been reclassified from "real estate for sale" to "real estate for development" as it appears likely that the Company will own the land until completion of authorizations and licenses before selling at an enhanced value, rather than seeking to sell the land in its current state. Additionally, an accrual of Lit. 450 million for extraordinary maintenance costs at the Company's Cologne property has been recorded in liabilities.

    Interest expense fell slightly in the third quarter of 1996 compared to 1995. Lower interest rates have partly offset higher levels of advances from banks, primarily at Moto Guzzi, and there has been a reduction in loan interest resulting from principal repayments. Interest income has also decreased slightly due to the effects of lower rates on short-term deposits, partly offset by interest on the Lit. 1,800 million ($1,182,000) promissory note from the Company's Domer

     Despite consolidated losses, the Company incurred income tax expense because most of the Company's operations are in Italy where companies are taxed on their individual results without the ability to offset income on consolidation. The Company is completing some internal corporate restructuring in November 1996 to reduce this tax expense.

9 MONTHS ENDED SEPTEMBER 30, 1996

     In the 9 months ended September 30, 1996 net sales increased 40.5% compared to the corresponding period in 1995, as follows:


               Motorcycle segment - Moto Guzzi         14.1%
               Steel tubing - LITA                     24.3%
               Other                                    2.1%


     The increase in net sales of the motorcycle segment in 1996 compared to 1995 is mainly due to a strong first quarter. Increases in net sales in the steel tubing segment result from the inclusion of results in 1996 for nine full months whereas results in 1995 are only from the acquisition date of July 25, 1995. As in the third quarter alone, increased volumes were partly offset by lower prices.

     Gross margins improved to 13.0% in the nine months ended September 30, 1996 compared to 6.1% in the corresponding period of 1995. The increase is due to improved margins

TRIDENT ROWAN GROUP, INC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS


at Moto Guzzi in the first half of the 1996, the inclusion of LITA and the absence of inventory reserves and tooling write-offs made in the third quarter of 1995.

     Selling, general and administrative expenses have increased in 1996 in consequence of the inclusion of 9 months of the costs of the Company's enlarged structure following the Finprogetti acquisition effective July 1, 1995 and Moto America in 1996.

     Higher interest expense primarily results from the real estate loans acquired as part of the Finprogetti acquisition, increases in advances from banks at Moto Guzzi and the acquisition of LITA, offset partly by slightly lower interest rates in 1996. Interest income increased slightly from 1995 as a result of interest on tax receivables acquired as part of the Finprogetti acquisition and the Domer promissory note from the sale of the Company's 66.7% interest in Immobiliare Broseta S.r.l., offset by small decreases in interest rates on short-term deposits.

     MOTORCYCLE BUSINESS

     For the nine months ended September 30, 1996 net sales were Lit. 51,234 million ($33,640,000), compared to Lit. 44,584 million in the corresponding period of 1995, an increase of 14.9%. Results for the nine months to September 30, 1996 include the results of Moto America Inc. from January 1, 1996 which results, after elimination of intercompany sales and purchases, are not material to overall operations.

     The sales growth in 1996 is largely as a result of the first quarter when sales were up 93% over the corresponding quarter in 1995 due to production and sales volume increases. Sales growth was more limited in the second quarter (up 4%) mainly due to price increases averaging 5% which were put into effect from March 1, 1996 and was held back as the booking of some sales of motorcycles to the public administration sector (police and military) were deferred, at the customers request, until the fourth quarter. Sales in the third quarter of 1996 were down 14.8% compared to the same period in 1995 due to temporary production delays due to late delivery of parts by suppliers in August and difficulties experienced in the production line in September with the start of production of new models.

     A summary of unit production for 1996 compared to 1995 is as follows


                                    1996      1995       %change

          First quarter            1,520       812        +87.2%
          Second quarter           1,760     1,455        +21.0%
          Third quarter            1,103     1,241        -11.1%
          Total to September 30    4,383     3,508        +24.9%

TRIDENT ROWAN GROUP, INC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

     Third quarter production problems have largely been overcome in October and production for October was 562 units, including the first production of the new "Centauro". Production in November, through November 12, has been at close to the current maximum capacity and, if continued, the Company expects to produce approximately 1,200 units in November and December.

     Demand for the Company's products remains strong and for 1996, as in 1995, exceeds current production capacity. Fourth quarter sales are expected to improve with the resolution of production holdups and the delivery of the public administration motorcycles produced in the second quarter whose sale was deferred at the customers' request.

     Margins have increased in 1996 in the segment both due to improved performance and due to the absence of exceptional costs of approximately Lit. 1,800 million in 1995 arising from the strategic decision to abandon production of smaller "Benelli" motorcycles and "Benelli" motorcycles badged as small "Moto Guzzi" models. The decision to abandon these model lines was a part of a strategic plan to concentrate on larger and higher priced models.

     There were no significant or unusual cost increases in raw materials or labor costs in the first nine months of 1996. Aluminum prices, which had been a significant component of material cost increases in 1995 have been stable in the first part of 1996 and have fallen somewhat over the prior quarter, offsetting inflationary increases in the costs of other components. In accordance with national labor agreements, national negotiations are in course and will be made effective from June 1996. At present, there is no indication of the likely settlement level or when settlement will take place.

     Operating expenses have increased on an annualized basis in 1996 due mainly to the increased level of operations of Moto Guzzi, the expense of improving logistics and management information systems and the inclusion of Moto America.

     Interest expense has increased as a result of increases in advances from banks which have financed the growth in 1996 and increasing inventory levels.

     STEEL TUBING SEGMENT

LITA, acquired in July 1995, contributed Lit. 3,534 million ($2,320,000) to consolidated net sales in the three months to September 30, 1996 and Lit. 13,296 million ($8,730,000) in the nine months to September 30, 1996. In the three and nine month to September 30, 1995, LITA contributed Lit. 1,866 million for the period from acquisition, effective July 25, 1995.

TRIDENT ROWAN GROUP, INC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS


     Sales volumes for the third quarter amounted to 2,603 tons and sales for the nine months to 9,071 tons, an increase of 32.3% over the subsidiary's actual sales in the corresponding period in 1995, mainly from domestic (Italian) sales. Export sales represent one of the areas of growth and amounted to 6.9% of total net sales at September 30,1996 (5.8% through June 30, 1996).

     Market conditions for LITA were difficult in the first half of 1996 as a result of falling steel prices; this condition continued into the second quarter with further decreases of 10% - 15% for various types of steel. Average raw material price decreases since the beginning of the year have been approximately 22%. Prices have now stabilized and there is even some indication of price increases for some steel qualities.

     Margins in the first half of 1996 were burdened by the drop in steel prices with consequent decreases in the company's selling prices. The fall in the steel prices produced losses on inventories of steel with a negative effect on margins of approximately Lit. 600 million, offsetting the benefits gained from increased volumes. The effects were mainly in the first quarter, were more contained in the second quarter and had no significant impact on the third quarter.

     LIQUIDITY AND SOURCES OF CAPITAL

     WORKING CAPITAL

     Inventories at Moto Guzzi have increased by approximately Lit. 8,600 million ($5,647,000) as a result of sales of motorcycles to public administrations (police, military) which were deferred at the customers' request and a build up of components from the production delays in August and September. This increase at Moto Guzzi has been partially offset by reduced trade receivables. The net increase in working capital has principally been financed by existing bank credit lines. There is also a seasonal increase in inventories at Moto America Inc.

     Moto Guzzi has succeeded in reducing trade receivables compared to the end of the first quarter, though these remain high (slightly in excess of sales for the second quarter) as a result of 19% valued added taxes included in receivables for domestic (Italian) sales and the normal practice that payments due at the end of the month are cleared by the banks in the early days of the following month. Accounts receivable do not normally have a significant effect on liquidity as the Company has access to short-term advances secured on trade receivables. Total facilities at November 12, 1996 amount to Lit. 37,781 million ($24,807,000) largely secured by trade receivables. Significant production shortfalls, such as during August 1996, however, have the effect of reducing the Company's ability to draw down on its credit facilities. In October 1996, the Company opened exceptional credit lines for Lit. 1,000 billion secured by letters of patronage issued by TRG, to cover temporary requirements.

TRIDENT ROWAN GROUP, INC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

     INVESTING ACTIVITIES

     Expenditure on fixed assets, mainly at Moto Guzzi, has been principally financed from operations and bank credit lines, with Lit. 438 million ($ 285,000) financed by leasing.

     The disposal of the Company's 66.7% interest in Immobiliare Broseta S.r.l. has removed Lit. 12,200 million of real estate and Lit. 5,049 million of short-term real estate loans from the balance sheet as well as minority interests of Lit. 2,354 million ($1,547,000). The balance due from Domer S.p.A. representing notes payable of Lit. 4,708 million (as described in Note 2 to the quarterly financial statements) is the principal reason for the increase in related party receivables from December 31, 1995 along with an advance of $1,000,000 (Lit. 1,523 million) made to Carey Winston in accordance with the agreement to purchase this Company -- see Note 4 to the Unaudited Consolidated Condensed Financial Statements.

     In the third quarter, the Company sold a property in Baltimore, MD, for approximately $1,100,000 and excess machinery at LITA was also disposed of in the period with proceeds of approximately Lit. 241 million ($158,000).

     FINANCING ACTIVITIES

     A tax receivable of approximately Lit. 5,250 million ($3,453,000) was received in the first quarter of 1996 with the proceeds being applied principally for the purchase of marketable securities of Lit. 4,910 million ($ 3,224,000). A further amount of approximately Lit. 800 million ($525,000) was received in the third quarter.

     Repayments of loan principal on the Cologne of Lit. 3,611 million ($2,371,000) have been financed by decreases in investments in the period. Other principal loan payments, mainly in Moto Guzzi, have been financed from operations and bank credit lines.

     REDEMPTION OFFER

     As described in Note 6 to the Unaudited Consolidated Condensed Financial Statements, the Company completed its share repurchase program in October 1996. The Company will repurchase 761,995 shares for Lit. 11,390 million ($7,479,000) in cash and Lit. 2,838 million ($1,863,000) in promissory notes payable after two years and bearing interest at 8% per annum. The Company had reserved approximately $10,000,000 (Lit. 15,230 million) for the repurchase program.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 22, 1996, pursuant to Notice of Meeting and Proxy dated July 26, 1996, an annual meeting of shareholders was held at which the following matters were proposed and approved. There were 4,714,332 shares of common stock outstanding and entitled to vote thereat.

     1. To elect a Board of nine Directors to serve until the next Annual Meeting of Shareholders and until their successors shall be elected and shall qualify, consisting of

     Giovanni Avallone        Howard E. Chase          Albino Collini
     Mario Tozzi-Condivi      Roberto Corradi          Carlo Garavaglia
     Maria Luisa Ruzzon       Santiago De Tomaso       Francesco Pugno Vanoni

      Holders of 4,397,456 shares of Common Stock voted in favor of each of the nominees named above (except that holders of 4,397,356 shares of Common Stock had voted in favor of Santiago De Tomaso).

     2. To amend the Articles of Incorporation to increase the number of shares of authorized common stock to 50,000,000 and change the par value to $.01 per share. Holders of 4,331,136 shares of Common Stock voted in favor thereof.

     3. To amend the Articles of Incorporation to eliminate authorization for preferred stock. Holders of 3,762,907 shares of Common Stock voted in favor thereof.

     4. To amend the Articles of Incorporation to change the name of the Company from De Tomaso Industries, Inc. to Trident Rowan Group, Inc. Holders of 4,329,359 shares of Common Stock voted in favor thereof.

     5. To approve the adoption of the Company's 1995 Non-Qualified Stock Option Plan. Holders of 3,721,653 shares of common stock voted in favor thereof.

     6. To approve the adoption of the Company's 1995 Stock Option Plan for Outside Directors. Holders of 3,742,831 shares of common stock voted in favor thereof.

     7. To ratify the 1993 sale by O.A.M., S.p.A. (a subsidiary of the Company) of its 51% equity interest in Maserati S.p.A. to Fiat Auto, S.p.A. Holders of 3,761,796 shares of common stock voted in favor thereof.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (b) On August 8, 1996, the Company filed a Current Report on Form 8-K reporting that it had retained the accounting firm of Arthur Andersen & Company.

          On August 21, 1996, the Company filed a Current Report on Form 8-K reporting that the Company had entered into an agreement to acquire The Carey Winston Company.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DE TOMASO INDUSTRIES, INC.


Dated: November 20, 1996           By:       s/ Howard E. Chase
                                      -------------------------------------
                                        Howard E. Chase, President


Dated: November 20, 1996           By:       s/ Carlo Previtali
                                      -------------------------------------
                                        Carlo Previtali, Secretary