Form 10-K
period 1996-12-31
TRIDENT ROWAN GROUP INC
filed 1997-04-15
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 1996 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. [No Fee Required]

For the transition period from _________________ to ________________.

Commission File Number 0-2642

                            TRIDENT ROWAN GROUP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                      52-0466460
-------------------------------                   --------------------------
(State of other jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

Two Worlds Fair Drive, Somerset, New Jersey                 08873
-------------------------------------------               ---------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (908) 868-9000

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

            Yes:  |X|                          No:  |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of March 28, 1997, was $15,174,352.

The number of shares of common stock, $2.50 par value, outstanding as of April 9, 1997 was 3,902,540.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.
                               Page 1 of Pages __

                                     PART I

Item 1. BUSINESS

Overview

         The Company owns Moto Guzzi, S.p.A. an Italian manufacturer of luxury and high-performance motorcycles, and L.I.T.A., an Italian manufacturer of welded steel tubes used principally in the automobile and furniture industries, and provides temporary management and capital and merchant banking services to troubled businesses located primarily in Italy.

         In connection with the Company's temporary management services, the Company earns fees from its management engagements (including the potential for negotiated bonuses in the form of cash or equity for achieving agreed upon results), and obtains the opportunity to make minority or controlling equity investments, alone or with other strategic or financial investors, in managed business ("Portfolio Companies"). The Company plans to realize income from (i) the operations of wholly or majority owned Portfolio Companies and (ii) the disposition of its equity interests in the Portfolio Companies and in managed companies in which it owns minority interests at enhanced values resulting from the rendering of management services to these companies through its Temporary Integrated Management S.p.A. ("T.I.M.") subsidiary.

         Until 1993, the Company was primarily in the business of luxury automobile manufacture through its former Maserati S.p.A. subsidiary, and secondarily in the motorcycle business through Moto Guzzi. In 1993, after the Maserati sale, the Company's only operating subsidiary was Moto Guzzi, which the Company had acquired in 1972. At that time, Moto Guzzi was a manufacturer of medium and high priced motorcycles which for years had been both unprofitable and undercapitalized. The Company's Board of Directors was prepared to consider a capital investment by or joint venture with a third party, the sale of its interest in Moto Guzzi, or some other form of business combination to repair Moto Guzzi's capital deficiencies and financial condition.

         When those efforts proved unsuccessful, the Company, in May 1994, engaged the predecessor of T.I.M. to provide Moto Guzzi with critically needed temporary management in order to staunch losses and to design a capital plan for future growth or sale of the subsidiary. Under T.I.M.'s direction, Moto Guzzi increased production and sales, reduced costs, and achieved a small operating profit in 1996. Moto Guzzi today manufactures a high priced line of motorcycles under the trademark "Moto Guzzi(R)". Moto Guzzi motorcycles vary in engine displacement from 350cc to 1,100cc, although the subsidiary has determined to focus its future sales and development efforts on its larger motorcycles, having engines of 750cc or greater.

         L.I.T.A. was acquired in July 1995 and represents the first merchant banking investment by the Company in a client arising out of a T.I.M. engagement. T.I.M. had been engaged by L.I.T.A.'s prior owners in 1994 to manage the company through an operational crisis and to prepare the company for sale. Since its acquisition by the Company, L.I.T.A. has expanded its customer base and has initiated an export program, though at present export sales are not material to its operations. L.I.T.A. produces welded steel tubes.

         In 1996, at the request of CEMB, an Italian company which is a client of T.I.M., T.I.M. provided management services with respect to Hofmann Maschinenbau GmbH, a Germany company engaged in manufacturing and selling wheel mounting and balancing machines for the automotive industry. As a result of the engagement, the Company is negotiating the purchase of a minority interest in a company to be formed with CEMB to acquire the operating assets of Hofmann Maschinenbau GmbH.

T.I.M.

         T.I.M. is a wholly-owned subsidiary of the Company, having been acquired in 1995 as part of the purchase of substantially all of the operating subsidiaries of Finprogetti (see "Recent Transactions-Finprogetti Acquisition"). While the operations of T.I.M. to date have not been material to the consolidated results of operations of the Company, the acquisition of T.I.M. was an essential component of the Company's strategic redirection, as it permits the Company to combine T.I.M.'s skill and knowledge in providing capable management to troubled businesses with the Company's abilities in analyzing capital requirements and transaction structuring, and to apply such capabilities to investment opportunities arising out of T.I.M.'s management engagement.

         T.I.M. provides temporary management for companies facing special problems through a network of experienced and qualified managers which it makes available to operate all or strategic portions of the businesses of its clients. Managers are selected based on a client's specific needs and are supported by T.I.M.'s management and administrative resources. T.I.M. analyzes the client's businesses and develops strategic business plans based on the client's objectives which, upon agreement with the client, define the goals and standards by which T.I.M.'s performance and incentive compensation will be measured at the end of each engagement. A significant component of T.I.M.'s compensation is performance related.

         A typical T.I.M. engagement requires the appointment of a T.I.M. manager as temporary Chief Executive Officer, or, less frequently, as Chief Financial Officer, Chief Operating Officer or as an executive responsible for a specific functional team or project. The engagement might require the adoption of a fundamental corporate restructuring, a sale or other divestiture of assets, the reorganization of marketing or distribution functions, a financial restructuring, or the management of technological innovation. T.I.M.'s strategic plans usually focus on reestablishing profitability and increasing net worth, achieving productivity growth and managing staff reductions, accelerating the decision-making process, and bridging cultural gaps which may have inhibited growth. Engagements are typically of a duration of 12 to 24 months.

         T.I.M. is compensated for its services by receiving a monthly fee. It also negotiates a success fee based on achievement of agreed-upon results. T.I.M. engagements normally begin with an analysis phase and continue with a business plan implementation and review phase.

         Among the management projects on which T.I.M. is currently engaged are the following:

         o        A flexible plastic packaging company with sales of Lit.
                  150,000 million ($98,039,000). A T.I.M. manager is acting as President and Chief Executive Officer of this company to strengthen its marketing division and guide the company to a possible public offering.

         o An Italian publicly-held carpentry tool manufacturer with production facilities in Italy and France. T.I.M. has been engaged to manage operational restructuring.

         o An internationally known sewing and knitting machine manufacturer that is a division of a publicly-held company and has sales of Lit. 120,000 million ($78,431,000). T.I.M. has been engaged to carry out a major financial and operational restructuring.

         Sales and Marketing. T.I.M. seeks new management engagements through marketing efforts directed at financial and legal professionals, and entrepreneurs, in Italy and elsewhere in Europe. T.I.M. conducts seminars and symposia.

         The ability of T.I.M. to generate management services income and investment opportunities for the Company is in part dependent on the availability of and ability to attract suitably qualified managers to collaborate with T.I.M. The availability of suitably qualified managers will depend on, among other factors, the general economy in Italy and demand for managers, the actions of companies that seek to compete with T.I.M. or offer alternative employment options to such managers, and the ability of T.I.M. to negotiate attractive engagements and attractive engagement terms for potential manager candidates.

         The ability of the Company to achieve its broader long-term strategic goal of investing in troubled companies and enhancing their values will depend in large measure on the ability of T.I.M. to provide its services to troubled businesses in need of management intervention. While T.I.M. is not expected to earn substantial revenue or profits from such temporary management engagements in relation to the Company's consolidated revenues and earnings, such engagements are expected to provide a significant source of entrepreneurial investment opportunities for the Company, whether through acquisition or merchant banking. However, there can be no assurance that T.I.M.'s management engagements will prove to be a sufficient source of quality investment opportunities.

Moto Guzzi

         Overview. The motorcycle segment continued to dominate reported consolidated results of operations in 1996, accounting for approximately 80% of the Company's consolidated net sales. Moto Guzzi, the Company's majority-owned subsidiary, was acquired by the Company in 1972. For 75 years, Moto Guzzi was a manufacturer of medium and high priced motorcycles. For many years it had been both unprofitable and undercapitalized.

         In 1994, following the engagement of T.I.M. to improve manufacturing and sales results, Moto Guzzi's overall unit sales improved by 28% and production of the Company's larger motorcycles (having engine displacements of at least 750cc) expanded to 3,048 units from 2,175 units in 1993. Unit sales grew approximately 23% in 1995, and in 1996, overall unit sales increased by a further 16.4% to 6,050 units, of which 5,548 had engine displacements of 750cc or greater, compared to 4,690 in 1995. A portion of the proceeds of a recent private offering of securities of Moto Guzzi Corp., a subsidiary of the Company, will be used to rehabilitate old production machinery and equipment to help Moto Guzzi increase production of these larger units.

         Industry Generally. Historically, the motorcycle had been an "entry level" form of transport which has been supplanted by the automobile. Over recent years, the industry has become established as a recognized leisure industry in developed markets and Moto Guzzi motorcycles, being larger and more expensive, are principally targeted at the leisure segment of the vehicular industry. The Company believes that the recent recognition of motorcycling as an acceptable leisure activity is one of the major factors behind the steady growth in Moto Guzzi's market segment over the last two years. The Company believes that this trend will continue in the short and medium term and that its markets will not be subject to violent demand changes, although no assurance can be provided that this will be the case.

         The Italian market today remains dominated by large, well-financed Japanese manufacturers. A number of Italian and foreign manufacturers, principally Cagiva, Honda, BMW, Yamaha, Kawasaki and Suzuki, sell their products in the Italian market. In 1996, according to data from the Ministry of Transportation, the Italian market shares of the principal competitors of Moto Guzzi on a unit basis were as follows:

                                                  All           Large
                                              Motorcycles    Motorcycles
                                              -----------    -----------
Honda......................................       27.8%          19.2%
Yamaha.....................................       16.1%          13.8%
Aprilia....................................       10.0%           -
Suzuki.....................................        9.7%           6.8%
BMW........................................        7.6%          19.6%
Kawasaki...................................        7.6%          10.2%
Ducati.....................................        4.6%           8.7%
Harley Davidson............................        4.1%          15.7%
Cagiva.....................................        3.7%           -
Moto Guzzi.................................        3.0%           3.2%
Triumph....................................        -              2.1%

         Manufacturing. Moto Guzzi today manufactures a high priced line of motorcycles, and distributes spare parts, under the trademark "Moto Guzzi(R)." Moto Guzzi motorcycles vary in engine displacement from 350cc to 1,100cc, although Moto Guzzi has made a strategic decision to concentrate development and sales efforts on its largest motorcycles, having engines of 750cc or larger. Moto Guzzi spare parts are distributed through Centro Ricambi, a 100% owned subsidiary of Moto Guzzi. Moto Guzzi had also manufactured and sold smaller and lower priced cycles under the "Benelli" trademark, but ceased production of these vehicles in 1993.

         All motorcycle manufacturing is conducted at a factory in Mandello del Lario, Italy. Moto Guzzi manufactures certain power train components, acquires certain other components from outside suppliers, and performs finishing work and assembly into motorcycle bodies. Until 1994, Moto Guzzi internally produced a majority of the components of its motorcycles. As a result of its decision to increase outsourcing to increase production capacity, Moto Guzzi produced fewer than 40% of all motorcycle components in 1996.

         Because much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement, the Company expects that, over the next four years, significant additional capital will be required to complete the required overhaul. While anticipated increases in sales, if any, during that period would provide some of the needed capital, anticipated internally generated cash and currently available bank financing, will not in the aggregate be sufficient to enable Moto Guzzi to increase production and sales rapidly enough to generate the remaining needed capital.

         Seasonal Nature of Business. Moto Guzzi's business has been turned around to the point that again it is affected by seasonal factors. Retail market demand is highest in the spring and early summer, whereas most sales to the Italian government generally take place in the last quarter of the year. Moto Guzzi, like most Italian companies, traditionally shuts down production in August of each year and traditionally also has reduced production over the Christmas holidays and in the period immediately following, while inventory is being taken. As part of its effort to increase overall production levels, Moto Guzzi is not suspending production during the December-January period of physical inventory taking.

         Compliance with Governmental Regulations. Moto Guzzi, along with other motorcycle manufacturers, incurs substantial costs in designing and testing products to comply with safety and emissions requirements. Such standards have added, and will continue to add, substantially to the price of the vehicles while competitive pressures have kept export prices lower than domestic Italian sales prices.

         Motorcycles sold in the United States, the European Economic Community and all other countries are subject to environmental emissions regulations and safety standards with which Moto Guzzi must comply in order to expand its presence in such countries. All motorcycles produced for sale are manufactured with the intent to comply with all applicable safety standards. All 1997 Moto

Guzzi models comply with all emission standards applicable in all countries in which they are sold. There can be no assurance, however, that Moto Guzzi will be able to cost effectively comply with any emissions or safety standards which the governments may hereafter adopt (though the design of new products seeks to conform with such standards as are believed likely to be introduced), in which event, Moto Guzzi may be unable to achieve the market growth that it desires.

         Moto Guzzi is subject to a number of governmental regulations relating to the use, storage, discharge and disposal of minerals and alloys used in their manufacturing processes and to the safety standards of its facilities and processes. Although neither the Company nor Moto Guzzi has been subject to material environmental or safety claims in the past and the Company believes that the activities of its operating subsidiaries conform in all material respects to presently applicable environmental and safety regulations, claims or the failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against the Company, suspension of production or cessation of certain activities. New regulations could require the Company to acquire costly equipment or incur other significant expenses that could have an adverse effect on the results of operations. Any failure by the Company to control the use of, or adequately restrict the discharge of hazardous substances or comply with safety requirements and legislation could subject it to future liabilities.

         Backlogs. On January 1, 1996, Moto Guzzi had open orders for its entire 1996 production capacity. Orders for 1997 delivery also exceed production capacity and the Company expects it will again be unable fully to satisfy demand for its motorcycles in the current year. Such orders are subject to cancellation without penalty.

         Raw Materials and Components. There are multiple reliable sources for most motorcycle raw materials, including aluminum for power train components. However, certain significant components are available from only one or two sources. In November 1996, two of Moto Guzzi's suppliers were unable to make timely deliveries of needed components due to production problems incurred by such suppliers. All such delays adversely affect motorcycle production.

         The cost of imported raw materials is affected by variations in currency exchange rates. In 1994, the value of the Italian Lira had declined relative to the currency of Italy's primary trading partners which resulted simultaneously in an increase in the cost of imported raw materials and in an improvement in the price competitiveness of Italian-made finished goods, such as Moto Guzzi's motorcycles. In 1995 and 1996, as a result of greater stability, currency exchange rates had a less significant effect on costs and price competitiveness.

         Research and Development and Continuing Engineering. Moto Guzzi is continuously engaged in product improvement and development. Aggregate 1996 research and development expenditures by Moto Guzzi were approximately Lit. 1,177 million ($769,000) compared to Lit. 602 million in 1995, and Lit. 197 million in 1994. Expenditures in 1996 related primarily to development of models whose production is planned to commence in 1997. These on-going programs currently relate to developing more powerful two-cylinder air-cooled engines with improved performance and durability characteristics, superior braking systems, suspensions, frames, transmissions and other components applicable to two-wheeled vehicles.

         Sales and Marketing. Moto Guzzi primarily markets its products through advertising in trade publications, participation in promotional events and fairs, attendance at trade shows and from editorial coverage in trade and general circulation press. All sales are invoiced in Italian lire except sales to the United States which are invoiced in U.S. Dollars. Prices are customarily reviewed and are increased to cover increases in production costs at periodic intervals and in light of prevailing exchange rates. Italian prices for motorcycles traditionally have been higher than export prices. In March 1996, Moto Guzzi increased prices of its various models 5% on average for domestic sales and for export sales invoiced both in lire and in dollars. Export sales continued to reflect lower margins than domestic Italian sales.

         Moto Guzzi is not affected by any unusual industry practices relating to returns of merchandise or extended payment. It is obliged to maintain 10 years' inventory of spare parts for all motorcycles sold to Italian government agencies and, in common with many other motor vehicle manufacturers, maintains significant spare parts inventories for commercial reasons.

         Distribution. Moto Guzzi maintains a distribution network throughout Italy of over 150 independent dealers. No single Italian dealer accounted for more than 5% of the sales of Moto Guzzi in 1996. The Italian dealers who distribute Moto Guzzi motorcycles generally handle other brands as well.

         In 1996, a single importer-distributor acted as exclusive importer-distributor for Moto Guzzi in each of Argentina, Australia, Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Greece, Holland, Japan, Luxembourg, Malaysia, Malta, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom, and the United States.

         Moto America is Moto Guzzi's exclusive importer-distributor in the United States. Until 1996, when it was acquired by TRG and later transferred to Moto Guzzi Corp., Moto America was an independent business.

         In November 1996, Moto Guzzi replaced the independent French import-distributor with a newly created wholly-owned subsidiary of Moto Guzzi.

         Moto Guzzi also owns a 25% equity interest in MGI GmbH, a new German corporation which became the exclusive importer-distributor of Moto Guzzi motorcycles and spare parts on January 1, 1997. Moto Guzzi has the right to acquire up to a total of 90% of the equity interest within four years. Until December 1996, Moto Guzzi also owned a 25% equity interest in A+G Motorad GmbH ("A+G"), a German corporation, the majority of the shares of which is owned by Aprilia S.p.A., another Italian manufacturer of motorcycles with small displacement engines. A+G distributed the motorcycles of both Moto Guzzi and Aprilia in the German market in 1996, but was replaced in 1997 by MGI GmbH.

         Moto Guzzi provides support to its worldwide dealer network by, among other things, operating a technical training and support facility at Mandello del Lario. All dealers are required to attend training courses at the inception of their relationship, and periodically thereafter.

         Set forth below is a chart illustrating percentage of motorcycle sales revenues attributable to various geographic areas in the three most recent fiscal years. Sales outside Italy in 1996 were Lit.
40,927 million ($26,750,000), 63% of total sales.

                                Moto Guzzi Sales

                                                        Year Ended December 31
                                                        ----------------------
Geographic Areas                                        1996     1995     1994
----------------                                        ----     ----     ----

Italy.................................................   37%      35%      38%
Europe (other than Italy).............................   43%      49%      51%
United States.........................................    7%       6%       5%
Elsewhere.............................................   13%      10%       6%

         Competition. The sale of motorcycles is a highly competitive business, with competition typically coming from all powered passenger vehicles, as well as motorcycles. The overall market in Italy continued to contract slightly in 1996, with new vehicle registrations declining by approximately 5.1% compared to the same period in 1995. The market in Italy for larger motorcycles, in which Moto Guzzi is concentrating its sales and production efforts, increased by 18.5% in 1996 compared to 1995, according to the Italian Ministry of Transportation. Moto Guzzi maintains an extremely small share of the world-wide motorcycle market, which is dominated by many of the same manufacturers that predominate in Italy. Many of such companies are far larger and better capitalized, with greater name recognition. Moto Guzzi competes principally through such intangible qualities as performance, reputation and quality of manufacture, areas in which its competitors also excel.

         Product Liability. Moto Guzzi is engaged in a business which exposes it to possible claims for personal injury from the use of its products. Moto Guzzi maintains liability insurance with a per-occurrence limit of Lit. 2,000 million. Although no claims have been made against the subsidiary in excess of insurance coverage, there can be no assurance that such claims will not arise in the future or that the insurance coverage will be sufficient to pay such claims. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

         Patents and Trademarks. Except as described below, the business of Moto Guzzi is not and has not been in any material respect dependent upon patents, licenses, franchises or concessions. The component parts of motorcycles are manufactured pursuant to well known techniques and include components which are not unique to its products, although some of these components are specially styled and designed. Management believes that the registered trade name "Moto Guzzi(R)" and the related trademarks are well known and highly regarded throughout the world, and appropriate steps have been taken to protect Moto Guzzi's rights in these trade names and trademarks in 67 countries, including those countries representing significant markets.

         Employees and Employee Relations. Relations with Moto Guzzi employees are considered by management to be excellent. At December 31, 1996, Moto Guzzi had 344 employees, compared to 338 at December 31, 1995, of whom approximately 72% were engaged in factory production and the balance in various supervisory, sales, purchasing, administrative, design, engineering and clerical activities. Moto Guzzi workers each received bonuses aggregating Lit. 377,000 ($246) for reaching 1996 production targets. Resolution of the national metal workers union contract will result in a one-time payment to workers of Lit. 900,000 ($588) in respect of periods prior to the date of the new agreement. An increase in Moto Guzzi's use of outsourced components reduced overtime hours to 7.7% of total hours in 1996 compared to 9.6% in 1995. At December 31, 1996, the Company's Centro Ricambi parts subsidiary had 14 employees who are engaged in various warehouse and shipping, purchasing, administrative and clerical activities.

         Moto Guzzi was subjected to strikes totaling 2-1/2 production days in 1996, all concerning the negotiation of a national contract for all workers in metal working industries. Moto Guzzi was not subjected to any local work stoppages or strikes in 1996. The national strikes resulted in the loss of approximately four production days because of additional time needed to restart production after each strike. Moto Guzzi's "company" contract was renegotiated early in 1996. Renegotiation of the "national" contract was recently completed; the new contract is not expected to have a significant impact on labor costs in 1997 above the overall inflation rate.

         Under Italian law, persons in a company acquire the right to severance pay based upon salary and years of service. At December 31, 1996, Moto Guzzi was obligated to pay employees an aggregate of Lit. 7,154 million ($4,676,000), and Lit. 7,301 million at December 31, 1995. See Note 2 of Notes to Consolidated Financial Statements of the Company.

L.I.T.A.

         Background. On July 25, 1995, in the first application of its new business plan following its acquisition of Finprogetti's operating subsidiaries, the Company, through one of its Italian subsidiaries, acquired L.I.T.A. T.I.M. had been retained to manage L.I.T.A. after a material decline in L.I.T.A.'s operations, and to oversee its sale to a third party to be identified by T.I.M. The physical and operational presence of T.I.M. at L.I.T.A., its ability to examine and comprehensively analyze the managed company's operational and capital needs and T.I.M.'s ability to help its client to meet its strategic objective of selling L.I.T.A. represents an example of an investment opportunity arising from T.I.M.'s management business. The stock of L.I.T.A. was acquired at a cost of Lit. 615 million ($402,000), representing a discount of approximately Lit. 1,600 million ($1,046,000) from the book value of L.I.T.A.'s assets of Lit. 2,264 million ($1,480,000).

         Manufacturing. L.I.T.A. manufactures plain and perforated welded specialty steel tubes used principally in the automotive and furniture industries. The subsidiary's 10,000 square meters factory in Torino has a two-shift production capacity of approximately 15,000 tons. In 1996, following the installation of T.I.M. management, L.I.T.A.'s production equaled 80% of capacity; in prior years, however, production rarely reached 60% of capacity.

         Impact of Changing Prices and Currency Movements. Steel prices have a material effect on the business of L.I.T.A. Finished product prices are affected by the cost of steel; market and competitive pressures are such that selling prices react quickly to changes in the price of steel. From January to June 1996, the prices of various qualities of steel used by L.I.T.A. decreased, on average, by approximately 22%. Finished product selling prices fell in response and margins were burdened by losses on inventories of steel. The negative effect on margins over the first six months of 1996 has been estimated as approximately Lit. 600 million. Steel prices stabilized in the fourth quarter of 1996. To the extent permitted by competition, L.I.T.A. seeks to pass increased costs from changing prices on to its customers by increasing selling prices.

         Exchange rates historically did not have a significant effect on the business of L.I.T.A., as export sales were not significant to overall sales. However, as export sales are expected to increase in 1997 and thereafter, L.I.T.A. will become more sensitive to exchange rates between Italy and the countries of export.

         Plant and Machinery. L.I.T.A.'s plant and machinery were acquired many years ago. When the Company acquired L.I.T.A. in July 1995, the fair value of the assets acquired was in excess of the price paid. This excess, in accordance with generally accepted accounting principles, was applied to reduce the carrying values of long-term assets and fixed assets. Depreciation expenses are therefore significantly lower than if they were based on current prices. Plant and machinery will be replaced over many years at higher costs with higher depreciation charges which, in many cases, may be offset by technological improvements.

         Research and Development. Because L.I.T.A. manufactures according to a well-known and relatively uncomplicated process, L.I.T.A.'s actual annual and forecast research and development expenditure is approximately Lit. 150 million, less than 1% of actual and projected revenues.

         Sales and Marketing. L.I.T.A. distributes its products directly in all countries except in the U.K., where it distributes through exclusive agents, (which represents approximately 5% of net sales) and in certain regions of Italy (which represent approximately 20% of net sales).

         Customers. L.I.T.A. has begun developing a market in the low-cost furniture industry, which provides a steadier flow of production and demand than the automotive industry. L.I.T.A. currently has a number of customers representing between 5% and 9% of net sales. As a consequence of the current and planned expansion of the business, including expansion of export sales and expansion in markets other than the automobile market, it is expected that in the medium term the importance of any single customer will decrease.

         Backlogs. L.I.T.A. has no long-term contracts with customers and orders typically reflect the requirements of customers for the following one to two months. Its largest customer has placed a cancelable order for 1,200 tons of exhaust tubing for 1997 delivery.

         Export Sales. L.I.T.A. did not have significant export sales prior to 1996. In 1996, 90% of net sales were made in Italy, 7% elsewhere in Europe, and 3% elsewhere in the world.

         Suppliers. There are multiple suppliers of the special clad and coated steels used by L.I.T.A. L.I.T.A. does not have written long-term contracts with such suppliers except in respect of a particular steel quality which is not significant to net sales. L.I.T.A. is seeking to formalize its arrangements with major suppliers to reduce the business risks associated with its planned expansion and to reflect the fact that close collaboration with the steel suppliers is required to ensure consistent quality and to shorten lead times for significant change in supply levels, which currently can run from 12 to 18 months.

         Competition. L.I.T.A.'s competitors are principally larger companies, many of them subsidiaries of Italian steel manufacturers, including Profilmec, S.p.A., Ispadue S.p.A., Lombarda Tubi (a division of the Marcegaglia Group) and ITAS, S.p.A. The size of these competitors and the support of their parent companies enable them to compete aggressively in the market. L.I.T.A. competes principally on quality, flexibility of service and timeliness of delivery, factors which its competitors also seek to offer to the market. L.I.T.A. is currently the leading supplier in Italy of aluminized steel tubes for automotive exhaust systems. While automotive original equipment manufacturers are increasing their usage of higher grade stainless steel, which L.I.T.A. does not currently supply in material quantities, the automotive aftermarket in Italy and elsewhere in Europe is increasing its purchases of aluminized steel tubing as a cost-effective compromise between lower-grade cold steel tubing and the higher priced stainless steel. Tubifici DiTermi S.p.A. is the largest supplier of stainless steel exhaust tubing in Europe.

         Seasonal Nature of Business. L.I.T.A.'s operations historically have been characterized by seasonal factors due to the company's dependence on the automobile industry. Demand is lowest over the period from November to February and is also significantly reduced in the traditional holiday month of August. Since 1995, L.I.T.A. has sought to reduce this seasonality by expanding its markets in the furniture industry, which is less seasonal, but which is more price sensitive and less profitable.

         Number of Employees. Labor relations with L.I.T.A.'s employees are considered by management to be excellent. L.I.T.A. was not subjected to any strikes or work stoppages in 1996. As of December 31, 1996 L.I.T.A. had 34 employees, of which 28 are engaged in production and 6 in management, sales and administrative roles. At December 31, 1996, the amount of L.I.T.A.'s severance pay obligation to employees was Lit. 850 million ($556,000).

         Compliance With Governmental Regulations. L.I.T.A. is subject to a number of governmental regulations relating to the use, storage, discharge and disposal of minerals and alloys used in its manufacturing processes and to the safety standards of its facilities and processes. L.I.T.A. has not been the subject of material environmental or safety claims in the past and its management believes that L.I.T.A.'s activities conform in all respects to presently applicable regulations. The anticipated costs of compliance with regulations are not expected to be significant to L.I.T.A.'s operations.

Commercial Real Estate Development

         The Company acquired, as part of the Finprogetti transaction, a real estate portfolio which it has been disposing of and will continue to seek to liquidate at opportune times.

         In June 1996, the Company sold its 66.7% equity interest in Immobiliare Broseta S.r.l. which owns industrial and commercial holdings and additional surrounding land aggregating approximately 66,000 square meters in Bergamo, Italy to its 25%-owned affiliate Domer S.r.l. The remaining 33.3% equity interest in Immobiliare Broseta S.r.l. was owned by Interim S.p.A., a subsidiary of Domer S.r.l. and was transferred to Domer. The Company had sought offers from third parties through an independent broker and the sale price of Lit. 5,200 million offered by Domer S.r.l. was the highest of the offers received. Domer S.r.l. issued a promissory note for Lit. 1,800 million of the sale price, due December 31, 1996, which note was subsequently extended for another year, bearing an interest rate equal to the official Lira discount rate plus 3%. The balance due of Lit. 3,400 million will be received from the sales of apartments which are being developed from the Immobiliare Broseta S.r.l. property or on June 30, 1999, whichever is the earlier. This amount of Lit. 3,400 million carries an interest rate of 6%, payable bi-annually, and has been accounted for at its estimated net present value of Lit. 2,908 million, applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. The book value of the 66.7% interest in Immobiliare Broseta S.r.l. was Lit. 4,708 million and no gain or loss was recorded on the transaction.

         In March 1997, the Company agreed to sell its interest in Finprogetti Investimenti Immobiliare S.p.A., ("FII"), the Italian entity which had owned commercial property at Cologne, Italy. The Cologne property is subject to a lease expiring in 1998 and is encumbered by two mortgages requiring substantial amortization payments. In addition to assuming all of the mortgage indebtedness, the purchaser agreed to pay to the Company approximately Lit. 6,508 million, of which Lit. 2,428 million is to be paid in April 1997, Lit. 2,040 million is payable on July 1, 1997 and the balance is payable on December 31, 1997. The last installment may be paid, at the option of the purchaser, in cash or by delivery of 120,000 shares of Common Stock of the company. In connection with the sale of FII, the purchaser undertook to pay to the Company the proceeds of a tax receivable owned by FII, at such time as the proceeds are received.

         The Company owns a minority interest in Interim S.p.A. (through a 25% indirect interest in Domer S.r.l., which, in turn, owns 68.2% of Interim S.p.A.). Interim S.p.A. is a property development company based in Brescia, Italy which has several projects under active development. This investment had a book value of Lit. 1,530 million ($1,000,000) at December 31, 1996.

         The Company owns an 80% interest in unimproved land aggregating 2,539,020 square meters near Cagliari (Sardinia), Italy which had a book value at December 31, 1996 of Lit. 3,500 million ($2,288,000), net of reserves for risks connected with the permitted use of the land and its development. An option held by an unaffiliated third party to purchase the Company's interest in this land, for an amount above book value, expired unexercised on June 30, 1996. The land has development potential for tourism or residential purposes and the Company is exploring its disposition.

         The Company owns 99.9% of Pastorino Strade S.r.l., which owns concession rights for 196 spaces in a municipal parking garage in Genoa, Italy. The book value of the concession rights is Lit. 4,549 million ($2,973,000) at December 31, 1996. The rights expire in the year 2041 and are being depreciated over the period from acquisition to this date. The Company has sub-contracted management of the parking spaces under a three-year contract and will consider disposition of the concession rights upon the termination of this contract or sooner, depending on market conditions. The interest in Pastorino was pledged as collateral for loans relating to the Cologne property.

         Unrelated to the real estate acquired from Finprogetti, the Company owned and subsequently sold surplus property remaining after the Maserati sale and the winding down of the automobile spare parts operation. A parcel in Rome, Italy was sold in December 1996 for approximately Lit. 1,533 million ($1,002,000), and a parcel in Baltimore, Maryland in July 1996 for approximately $1,100,000.

Recent Transactions

         Moto Guzzi Financing. The Company's newly-formed subsidiary, Moto Guzzi Corp., acquired all of the equity interest of the Company in Moto Guzzi and in Moto America, in exchange for 6,000,000 shares of common stock of Moto Guzzi Corp. In December 1996 and January 1997, Moto Guzzi Corp. consummated a private offering of convertible preferred stock and common stock purchase warrants which raised an aggregate of approximately $5,300,000 for Moto Guzzi Corp. net of expenses. The bulk of the proceeds were used to commence needed repairs and rehabilitation of production equipment at Moto Guzzi.

         In connection with the Moto Guzzi Financing, Moto Guzzi Corp. issued 1,500,000 units, each consisting of one share of Class A Convertible Preferred Stock and one common stock purchase warrant exercisable for three years for the lesser of $4.00 or the initial public offering price of Moto Guzzi Corp. common stock. The preferred stock is convertible at the option of the holder into an equal number of shares of common stock, subject to adjustment to protect against events of dilution, and is automatically converted upon consummation of an initial public offering of Moto Guzzi Corp. common stock which raises gross proceeds of at least $8 million. The conversion rate for the preferred stock in such event will be the lesser of the then applicable conversion rate or 75% of the per share initial public offering price. If such an initial public offering is not consummated by June 30, 1998, the holders of a majority of the shares of preferred stock will have the right to select a majority of the Moto Guzzi Corp. board of directors.

Additionally, the holders of the preferred stock will have a right to cause Moto Guzzi Corp. to redeem their shares at $8.00 per share if a public offering has not been consummated. GKN Securities Corp. acted as placement agent for the Moto Guzzi Financing.

         Stock Repurchase Program. The Company initiated a stock repurchase program on September 25, 1996, which was completed on October 23, 1996. The program was initiated to accommodate a number of shareholders who held the view that the Company, following the sale of the Maserati business in 1993, was no longer engaged in the business activity which had initially led them to invest in the Company's shares. Two mutually exclusive alternative offers were made to shareholders. The first offer was to purchase up to 80% of a shareholder's common stock for a combination of cash and non-negotiable promissory notes having a face value aggregating $12.26 per share (the "80% offer") and the second offer was to purchase up to 50% of a shareholder's common stock for $12.26 cash per share (the "50% offer"). Of the 4,742,865 then-issued shares of the Company, shareholders representing 3,167,010 shares (66.8%) had agreed in advance not to participate.

         Of the remaining 1,575,855 shares, 506,359 were tendered under the 80% offer and 255,636 under the 50% offer, all of which were accepted by the Company. In consequence, the Company repurchased 761,995 shares for a total amount of $7,478,657.58 (Lit. 11,442 million) in cash and $1,863,401.12 (Lit.
2,851 million) in the form of non-negotiable two-year promissory notes, bearing interest at 8% per annum. An annual interest payment is due on the first anniversary of the notes and principal and accrued interest are due and payable on the second anniversary.

         Finprogetti Acquisition. Effective July 1, 1995, the Company acquired substantially all of the operating subsidiaries of Finprogetti, including its Italian real estate interests, its T.I.M. subsidiary, a leasing and factoring company and certain Italian tax receivables aggregating Lit. 5,150 million ($3,366,000)*, in exchange for newly issued shares of the Company's Common Stock, valued at Lit. 20,106.73 per share ($12.26 at the then-prevailing exchange rate). As part of the transaction, Finprogetti committed to make itself or cause others to make up to Lit. 15,000 million ($9,804,000) in purchases of additional shares of Common Stock, at the same per-share price of Lit. 20,106.73. If less than Lit. 15,000 million of shares were purchased, the acquisition consideration would be adjusted. In total, 408,008 shares of Common Stock were purchased by various Finprogetti shareholders and affiliates the ("Finprogetti Affiliate Shareholders") for Lit. 8,204 million (approximately $5,000,000). Consequently, the number of shares issued in the merger was adjusted to 1,922,652.

         The total purchase price of Lit. 39,447 million ($25,782,000) reported in the balance sheet to effect the Finprogetti Acquisition reflects Lit. 38,223 million (Lit. 16,400 per share; $10.00 per share at then-prevailing rates) assigned to the 2,330,660 shares issued (including the shares owned by the Finprogetti

----------
* Unless otherwise indicated U.S. Dollar translations for historical events are expressed at the approximate exchange rate at December 31, 1996 of Lit. 1,530 per U.S. Dollar and do not represent historical values of such events in U.S. Dollars at then-prevailing exchange rates.

Affiliate Shareholders) plus costs of Lit. 1,224 million incurred in connection with the acquisition. The acquisition has been accounted for by the purchase method. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of the acquisition. The purchase price was allocated as follows:

                                                            US$'000     Lire m.
                                                            -------     -------

Cash......................................................   $5,362      8,204
Real estate interests.....................................   22,293     34,109
Concession rights over real estate........................    3,072      4,700
Less: related long-term debt..............................  (12,700)   (19,431)
Trademark and other intangible assets.....................    3,268      5,000
Other assets and liabilities, net.........................    3,483      5,329
Goodwill..................................................    1,004      1,536
                                                            -------     ------
                                                            $25,782     39,447

         The former Finprogetti real estate assets acquired by the Company are not presently intended to be held long term. The Company has recently disposed of certain of such real estate assets, and either will seek a strategic partner to help manage the properties or will continue to seek to dispose of them in due course and at maximally favorable values, although there can be no assurance that such will occur.

         On November 7, 1996 the Company entered into two agreements with Finprogetti to resolve certain open matters deriving from the Finprogetti Acquisition. Pursuant to the first agreement, a balance due from Finprogetti to the Company of Lit. 763 million ($499,000) was eliminated by Finprogetti surrendering to the Company 46,000 shares at a value of Lit. 16,587 per share ($10.84 per share). Pursuant to the second agreement, Finprogetti agreed to accept responsibility for a claim for Lit. 2,120 million which was successfully brought against one of the Company's subsidiaries acquired from Finprogetti. Pursuant to this agreement, Finprogetti assumed responsibility for payments resulting from the claim, which are payable in installments through June 1998, and, to facilitate those payments, the Company agreed that, on the request of Finprogetti, the Company will repurchase an aggregate of 105,440 shares for cash at the dates and in the amounts of each installment payment, listed below.

    November 8, 1996.......   9,950 shares        Lit. 200 million ($131,000)
    December 31, 1996......  22,380 shares        Lit. 450 million ($294,000)
    June 30, 1997..........  22,380 shares        Lit. 450 million ($294,000)
    December 31, 1997......  22,380 shares        Lit. 450 million ($294,000)
    June 30, 1998..........  28,350 shares        Lit. 570 million ($373,000)

         The Company reclassified outside of shareholders' equity these 105,440 shares thus subject to repurchase in the amount of the present value of the amounts payable, applying a discount rate of 10%. The resulting value of the 105,440 shares subject to repurchase was Lit. 1,940 million ($1,268,000) or Lit. 18,399 per share ($12.03 per share). On November 8, 1996 and December 31, 1996, at Finprogetti's request the Company repurchased 9,950 and 22,380 shares, respectively. As of December 31, 1996 the present value of the remaining 73,110 shares subject to repurchase is Lit.
1,333 million ($871,000).

         Repurchase of Former Chairman's Shares. On April 10, 1995, the Company entered into an agreement with Alejandro De Tomaso, then the Chairman of the Board of the Company, under which the Company would repurchase Mr. De Tomaso's 1,000,000 shares of preferred stock and 480,304 shares of Common Stock at a negotiated price of Lit. 18,400 per share, converted into dollars at 1,637 lire per dollar, the exchange rate in effect on the closing date. Mr. De Tomaso thereafter conveyed his stock to an individual who reconveyed such stock to two trusts, which assumed his obligations and rights under the agreement.

         Contemporaneously with the closing of the Finprogetti Acquisition, 703,774 of the preferred and common shares formerly owned by Mr. De Tomaso were delivered to the Company in exchange for the Company's interests in the Hotel Canalgrande and the Hotel Roma, its two hotel properties, valued by the Board of Directors at Lit. 4,700 million ($3,072,000) in the aggregate based upon independent appraisals, a collection of Maserati vehicles and engines valued by the Board at Lit. 3,200 million ($2,092,000) and Lit. 5,000 million ($3,268,000)
in cash. The transaction was accounted for at the assets' aggregate book value of Lit. 6,629 million and no gain or loss resulted. Contemporaneously with the repurchase of the initial block of shares formerly held by Mr. De Tomaso, Mr. De Tomaso resigned all directorships and offices which he had held in the Company and all of its subsidiaries.

         The remaining 776,530 preferred and common shares formerly held by Mr. De Tomaso were exchanged for an equal number of shares of newly issued Common Stock, which the Company is required to register for sale at the request of the holder. Each share of preferred and Common Stock was valued identically because Mr. De Tomaso agreed not to accept any premium for his preferred stock, despite its three-vote per share preference. The Company may purchase any or all of such 776,530 shares at $11.27 per share, at any time prior to the third anniversary of the Finprogetti Acquisition, subject to the holder's right to withdraw such shares from such purchase right. Furthermore, the Company is obligated to purchase all remaining shares on June 30, 1998, at $11.27 per share. A bank letter of credit has been obtained by the Company to guaranty payment of the repurchase price, secured by cash and certain investment securities owned by the Company. See also Note 3 of Notes to Consolidated Financial Statements. Management believes that the transaction with Mr. De Tomaso was on terms as favorable as those which would have been available from an independent third party.

         Carey Winston. On August 14, 1996, the Company and its wholly-owned subsidiary, DTI Acquisition Corporation ("Acquisition"), a Delaware corporation, entered into an Agreement and

Plan of Merger (the "Merger Agreement") with The Carey Winston Company ("Carey Winston"), a commercial real estate services provider in the greater Washington D.C., Baltimore and northern Virginia metropolitan area. The Company had agreed to lend to Carey Winston $2 million of working capital at or before the closing of a merger between the Company and Carey Winston, of which $1 million was funded by the Company to Carey Winston on September 17, 1996 as an interim loan. Carey Winston and the Company subsequently determined to terminate the Merger Agreement, with the Company's loan being repayable, with interest, over 14 months and the Company being entitled to liquidated damages of $200,000 in lieu of reimbursement for expenses and, if a change of control of Carey Winston occurs within 15 months, liquidated damages in lieu of potential claims for non-consummation of the merger of $500,000. Carey Winston has paid the liquidated damages to the Company and has agreed with the Company jointly to explore certain European real estate management and related business opportunities.

         Transfer of Controlling Interest to Tamarix. Finprogetti, the largest shareholder of the Company, has agreed to sell to Tamarix Investors LDC., a Cayman Islands limited duration company ("Tamarix"), 1,000,000 shares of Common Stock. Tamarix and Finprogetti have agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 635,000 shares of Common Stock owned by Finprogetti. The put option is exercisable for a one year period, beginning on the first anniversary of the closing of the 1,000,000 share purchase and sale and the call option is exercisable during the two years beginning on such closing date. During such two-year period, Tamarix will have a proxy from Finprogetti to vote such 635,000 shares. In addition, by the closing of a currently pending proposed underwritten public offering of securities of the Company (the "Offering"), Finprogetti is required to deliver the resignations from the Company's Board of Directors of certain persons. In connection with the foregoing the Company has agreed to (a) engage Tamarix Capital Corporation for three years to provide certain financial advisory services to the Company at a cost of $200,000 per year, payable quarterly, plus reasonable expenses, (b) issue to Centaurus Management LDC., a Cayman Islands limited duration company and the manager of Tamarix, a warrant to purchase 1,250,000 shares of Common Stock with an exercise price equal to the offering price per share of Common Stock in the Offering, exercisable for a three-year period, (c) register the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants, and (d) cause the By-Laws or the Certificate of Incorporation of the company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of the three classes, (ii) provide for a representative of Tamarix to be Chairman of the board of the Company, (iii) provide that Tamarix's consent will be required to further amend the Company's Certificate of Incorporation, and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include three Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix. As financial advisor, Tamarix will, among other things, identify potential investment or acquisition opportunities for the Company, and sources of capital for the Company and its Portfolio Companies.

Structure of the Company

         The Company was incorporated under the laws of the State of Maryland in 1917. The following chart depicts the current structure of the Company.

         [The following is a textual summary of the current organizational chart of the Company. The chart in graphical form is included in the paper version of this filing:

         The Company owns 100% of the equity interest in Temporary Integrated Management, S.p.A., an Italian corporation, a 99.9% equity interest in Trident Rowan Servizi S.p.A. ("TRS"), an Italian corporation, a 20% equity interest in Moto Guzzi Corp., a Delaware corporation, and a 95.54% equity interest in Finproservice S.p.A., an Italian corporation.

         TRS owns an 83.92% equity interest in O.A.M. S.p.A. ("OAM"), an Italian corporation.

         OAM owns a 60% equity interest in Moto Guzzi Corp., a 100% equity interest in Finprogetti International Holdings, S.A., a Luxembourg corporation ("FIH"), a 99.9% equity interest in Pastorino Strade, S.r.l., a 25% equity interest in Domer S.r.l., and an 80% equity interest in Grand Hotel Bitia S.r.l. FIH owns the remaining .1% equity interest in Pastorino Strade. Domer owns a 68.19% equity interest in Interim S.p.A. and a 100% equity interest in Immobiliare Broseta S.r.l., all Italian entities.
Interim S.p.A. owns a 100% equity interest in Villa Giosis S.r.l.

         FIH owns a 99.6% equity interest in L.I.T.A. S.p.A. OAM owns the remaining 0.4% interest in L.I.T.A.

         Moto Guzzi Corp. owns a 100% equity interest in Moto Guzzi S.p.A. ("Moto Guzzi"), an Italian corporation and in Moto America, Inc., a North Carolina corporation.

         Moto Guzzi owns a 100% equity interest in Centro Ricambi S.r.l., an Italian corporation, a 25% equity interest in MGI GmbH, a German corporation, and a 100% equity interest in Moto Guzzi France, S.A., a French corporation.]

Item 2. Properties

         The following facilities were in 1996, and are presently, leased or owned by the Company in the active conduct of its business:

         (a) 1,700 square feet of office space at Two Worlds Fair Drive, Franklin Township, Somerset, NJ 08873, in which are located the United States administrative office of the Company, and which is occupied under a five-year lease expiring in 2001, at a monthly rental of approximately $2,200.

         (b) Factory and office facilities owned in fee and located in Mandello del Lario, Italy in a group of one, two and three story buildings aggregating 54,550 square meters, and which is used by Moto Guzzi. This facility is currently operating at approximately 55% of production capacity calculated as a percentage of available space.

         (c) Centro Ricambi's spare parts distribution facility is located at a 3,683 square meter facility in Modena, Italy, under a six-year lease expiring in 2002. The current year lease obligation is Lit. 239 million ($157,000), and is subject to incremental annual increases.

         (d) Offices aggregating 480 square meters in Milan, Italy, used by Finprogetti Servizi, Trident Rowan Servizi, Finprogetti Investimenti Immobiliari and T.I.M. are leased from an entity affiliated with Francesco Pugno Vanoni, the Chairman of the Board of the Company, and his brother, at a cost of Lit. 148 million ($97,000) in 1996 under a lease expiring on August 31, 2000. The rental is believed to be comparable to rents paid for similar facilities elsewhere in Milan.

         (e) Unimproved land aggregating 2,539,020 square meters in Cagliari, Italy. The Company, through OAM, owns an 80% interest therein, and is exploring its disposition. An unaffiliated third party had an option to purchase the Company's interest, which expired unexercised on June 30, 1996 for Lit. 10,600 million ($6,928,000), less outstanding debt.

         (f) Offices aggregating 150 square meters in Brescia, Italy used by Finproservice S.p.A. at an annual rental of Lit. 16 million ($10,458) under a six-year lease expiring in 2001.

         (g) Factory and related commercial facility aggregating approximately 10,000 square meters in Torino, Italy leased by L.I.T.A., at an annual rental of Lit. 510 million ($333,000) in 1996 and used at approximately 80% of present production capacity, based on present equipment in place.

Item 3. Legal Proceedings

         The Company and its subsidiaries are involved in litigation in the normal course of business. Management does not believe, based on the advice of its legal advisors, that the final disposition of such litigation will have a material adverse effect on the Company.

Item 4. Submission of Matters of Vote of Security Holders

         None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

         Since September 24, 1994, the Common Stock has traded on the Nasdaq SmallCap. The reported prices represent inter-dealer prices, which do not include retail mark-ups, mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

                                                              Bid Prices
                                                              ----------
                                                         High Bid     Low Bid
                                                         --------     -------
1995

1st Quarter...........................................      9 1/2       7 3/4
2nd Quarter...........................................      9 5/8       8 1/2
3rd Quarter...........................................      9 3/4       9 3/8
4th Quarter...........................................     10 1/2       9 1/2

1996

1st Quarter...........................................     11          10 1/4
2nd Quarter...........................................     10 3/4       9 5/8
3rd Quarter...........................................     10 5/8       9 7/8
4th Quarter...........................................     10 1/4       8

1997

1st Quarter...........................................      9 3/8       7 1/2
2nd Quarter through April 8, 1997.....................      8 1/4       7 3/8

         As of April 10, 1997, there were 1,259 holders of record of the Company's common stock.

                                 DIVIDEND POLICY

         The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock for the foreseeable future. Management intends to retain earnings, if any, for use in its business and to support development and expansion of the Company's business. Under an agreement with Tamarix, the approval of the Tamarix-designated directors is required as a condition of paying dividends.

Item 6. Selected Financial Data

         The selected consolidated financial data set forth below for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the Company's audited financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such financial statements, including the notes thereto, included elsewhere in this Form 10-K.

                                       Year ended                             Years ended December 31
                                       December 31   ------------------------------------------------------------------------
                                         1996               1996           1995          1994           1993          1992
                                       --------------------------------------------------------------------------------------
                                        US$000(1)             (Millions of Italian Lire - except for per share amounts)
                                       (except per
                                       share data)
Net Sales.............................. $ 63,272     Lit. 96,806         72,253        51,994         41,919        45,346
Loss from continuing operations
    before extraordinary items.........   (9,806)        (15,001)        (6,980)       (3,277)        (6,736)       (3,967)
Net (loss)/income......................   (9,806)        (15,001)        (6,980)       (3,277)       153,497(2)    (75,984)
Loss per share from continuing
    operations before extraordinary
    items..............................    (2.14)         (3,268)        (2,065)       (1,593)        (2,203)       (1,928)
Net (loss)/income per share............    (2.14)         (3,268)        (2,065)       (1,593)        50,204(2)    (36,931)

Total Assets...........................  102,297         156,512        182,830       118,661        127,556       223,295
Long-term debt ........................   10,763          16,468         18,098         5,004          5,738        71,949(3)

Cash dividends paid per
   common share........................                    Dividends have not been paid in the past.

1 The above information for the year ended December 31, 1996, expressed in Italian Lire, has been translated into U.S. Dollar equivalents in thousands of dollars (except for per share amounts), at the rate of exchange prevailing at December 31, 1996.
2 Includes a gain of Lit. 160,233 million (Lit. 52,407 per share) resulting from the sale of the Company's 51% interest in Maserati S.p.A. to Fiat.
3 Long-term debt in 1992 includes advances from affiliates of Lit. 61,000 million.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

         The Company's revenues are dominated by the results of Moto Guzzi, its principal operating subsidiary, which represent 80% of 1996 consolidated net sales. Operating results in 1996 are significantly affected by the results of Moto Guzzi and also by reserves and expenses deriving from the real estate portfolio acquired from Finprogetti in 1995. A significant step forward in the disposition of the real estate portfolio will be achieved with the agreed sale of the largest property in April 1997. The major part of the Company's internal restructuring and reorganization was also completed in 1996, including the completion of its stock repurchase offer in October 1996.

         Recognizing the strategic importance of the U.S. market to Moto Guzzi's growth, the Company acquired, effective January 1, 1996, Moto America, Inc., the exclusive U.S. importer and distributor of Moto Guzzi products. After elimination of intercompany sales and purchases, the results of Moto America were not material to the consolidated results of operations in 1996.

         Both Moto Guzzi and L.I.T.A., the Company's steel tubing subsidiary, are cyclical businesses, subject to fluctuating raw material prices, and operate in heavily unionized industries, subjecting them to risk of strikes and other work stoppages. Each business operates from its respective single factory in Italy.

         In general, neither business sells its products under long-term contracts or other arrangements, and by scheduling production in anticipation of fulfilling open orders, each business may be left with substantial inventory if such orders are canceled. Moto Guzzi's business is seasonal, with retail sales highest in warm weather months. This effect is offset by demand from government agencies, which is highest in the fourth quarter.

         Most Italian companies are closed in August and for approximately 10 days for the Christmas holiday, which affects both production and sales at those times. Moto Guzzi's business is capital intensive, particularly so at the present time as the business is in the midst of a significant refurbishing and expansion of its production facility. Both Moto Guzzi and L.I.T.A. are subject to currency fluctuations as both export their products.

         The 1995 acquisition of T.I.M., as part of the acquisition of the principal operating subsidiaries of Finprogetti, enables the Company to apply T.I.M.'s management skills to "turn around" troubled companies, enhancing their value. The significant progress achieved at Moto Guzzi, at which an operating profit of Lit. 478 million ($312,000) was realized in 1996, after 10 years of losses, reflects the importance of the acquisition of T.I.M. and its turnaround capabilities. See "Business -- Recent Transactions -- Finprogetti Acquisition".

         In January 1997, the Company complete a $6,000,000 (Lit. 9,180 million) private placement of securities of its Moto Guzzi Corp. subsidiary to partially fund rehabilitation and expansion of motorcycle production capacity in Italy.

         T.I.M. related investments. The acquisition of L.I.T.A. in 1995 at a price substantially below its book value illustrates how a T.I.M. management engagement for a client can create or lead to an investment opportunity. L.I.T.A. has made a material contribution to operations in 1996. See "Business -- L.I.T.A. -- Background."

         Management Input. T.I.M.'s management engagements frequently involve "turn around" plans which, in turn, involve financial restructurings, often with the need for new capital as well as the need for creditors to forgive debt or to convert debt into equity. Each such engagement affords the Company the potential for an investment opportunity. The most prominent distinguishing factor between the Company and other financial investors is that the Company, in investing its capital, relies on its own management skills rather than those of others.

Results of Operations
Year ended December 31, 1996 compared to Year ended December 31, 1995

                                                                    Year Ended                Year Ended
                                                                December 31, 1996          December 31, 1995
                                                                     Lire m.                    Lire m.

Net sales....................................................       96,806    100.0%          72,253    100.0%
Cost of sales................................................      (84,165)   (86.9%)        (62,808)   (86.9%)
                                                              ------------               -----------
                                                                    12,641     13.1%           9,445     13.1%

Selling, general and administrative expenses.................      (21,430)   (22.1%)        (16,230)   (22.5%)
Research and development.....................................       (1,177)    (1.2%)           (602)    (0.8%)
Rental income................................................        1,483      1.5%             770      1.1%
                                                              ------------               -----------
Operating loss...............................................       (8,483)    (8.8%)         (6,617)    (9.2%)

Impairment losses for real estate properties.................       (4,180)    (4.3%)              -         -
Other income, net............................................        1,452      1.5%             513      0.7%
Interest expense.............................................       (6,563)    (6.8%)         (4,448)    (6.2%)
Interest income..............................................        3,747      3.9%           4,442      6.2%
                                                              ------------               -----------
Loss before income taxes and minority interests..............      (14,027)   (14.5%)         (6,110)    (8.5%)

Income taxes.................................................         (595)    (0.6%)           (420)    (0.6%)
Minority interests...........................................         (379)    (0.4%)           (450)    (0.6%)
                                                              ------------               -----------
Net loss.....................................................      (15,001)   (15.5%)         (6,980)    (9.7%)
                                                              ============               ===========

Net sales
                                           Year ended December 31
                                         1996                  1995
                                         ----                  ----
                                       Lire m.               Lire m.

Motorcycles                             77,620                64,671
Steel Tubes                             17,313                 5,836
Corporate and Other                      3,517                 2,458
Intersegment eliminations               (1,644)                 (712)
                                      --------               -------
                                        96,806                72,253
                                      ========               =======

         Overall. Net sales increased 34% in 1996 compared to 1995, principally as a result of a 20% increase in sales of Moto Guzzi motorcycles and spare parts and a 197% increase in sales of steel tubing from the inclusion of L.I.T.A. for a full year, compared to 5 months in 1995.

         Moto Guzzi. Net sales of motorcycles and spare parts to unaffiliated third parties increased in 1996 over 1995 by 23.2 % and 1.4% respectively. Growth in motorcycle sales principally derives from increased volumes. Units sold by Moto Guzzi S.p.A., the Italian manufacturing operation, increased from 5,198 in 1995 to 6,050 in 1996 (excluding sales of Benelli inventory in 1995). Sales of the largest units, those with engine displacement greater than 750cc, increased only by 6% in 1996 over 1995. Sales of those units were held back in 1996 by delays in introducing the new Centauro model. Sales of 750cc units, principally the Nevada 750 model, increased by 68% and sales of units under 750cc were unchanged from 1995. The growth in spare part sales is attributable to the contribution of Moto America Inc. Sales of spare parts by the Company's Italian spare parts distribution subsidiary were limited by a relocation of its warehouse during the year.

         L.I.T.A. Net sales for fiscal 1996 increased 19.0% over fiscal 1995. This growth reflects volume increases of 23.3% to 12,056 tons and decreases in selling prices due to falling steel prices, principally in the first and second quarter. Volume growth has been achieved by entering export sales which amounted to 8.7% in 1996 compared to 1.2% in 1995 and growth in domestic (Italian) markets.

         Cost of Sales and Margins. Overall, margins remained constant at 13.1%. Margins at Moto Guzzi increased from 13.1% to 15.3% largely due to the absence of exceptional costs from writedowns of tooling and inventories following the strategic decision to abandon production of smaller "Moto Guzzi" and "Benelli" models which had negatively impacted 1995 margins. Margins at L.I.T.A. fell from 22% in the 5 months ended December 31, 1995 to 7% for 1996, principally as a result of losses on inventory holdings caused by sharp raw material decreases in the first half of 1996.

         Moto Guzzi. Margins in 1996 benefitted from higher volumes, which had the effect of lowering per-unit fixed costs, but were negatively impacted by higher costs from the outsourcing of components. Sales price increases implemented in March 1996 averaged 5%. The Company had hoped that the gains from volume increases in 1996 would exceed the extra cost of outsourcing, but this was not realized in 1996 due to production shortages of approximately 400 units in the autumn, as described below.

                                                 Unit Production
                                          -----------------------------
                                             1996    Change        1995

First Quarter.............................  1,520     87.2%         812
Second Quarter............................  1,760     21.0%       1,455
Third Quarter.............................  1,103    (11.1%)      1,241
Fourth Quarter............................  1,644    (3.6%)       1,706
                                          -------              --------
                                            6,027     15.6%       5,214
                                          =======              ========

         The growth in production in the first quarter was primarily due to relatively large improvements in January 1996, which in 1995, and prior years, had been curtailed to allow for inventory taking and production planning. Production delays occurred in August due to late delivery of parts by suppliers. In September, Moto Guzzi commenced production of its new Centauro model which temporarily slowed production rate. In November 1996, Moto Guzzi unit output was again limited due to production problems at suppliers and strikes connected with the renewal of national labor contracts. In consequence, Moto Guzzi fell short of its production targets by approximately 400 units.

         Cost of sales at Moto Guzzi was adversely impacted by inflationary increases in raw material prices and wages and increased costs for purchases of components which had previously been manufactured in-house. Aluminum prices, which had been a significant factor in raw material cost increases in 1995, were stable in 1996, with a decrease in the second half of the year, which helped to offset price rises of other components. Total production labor costs increased by 8.0% in 1996 compared to 1995, as a consequence of an increase in the number of employees and effects of pay increases, offset by reduced overtime hours of 7.7% compared to 9.6% in 1995.

         L.I.T.A. Costs of sales and margins were significantly affected by a fall in steel prices averaging 22% in the first half of 1996. L.I.T.A. purchased steel at market prices at the time but when finished goods were sold, their selling price reflected the falling steel price and a loss on inventories resulted. The negative effect of these losses on margins for 1996 is estimated at Lit. 600 million ($392,000). Raw material prices stabilized in the second half of 1996 and margins recovered in the fourth quarter.

         Selling, general and administrative expenses. The increase in selling, general and administrative expenses results principally from the inclusion of the costs of the Company's enlarged structure following the Finprogetti acquisition for a full year against 6 months in 1995, increases at Moto Guzzi for higher business levels and expenses to improve logistics and management informations systems and the acquisition of Moto America, Inc. In 1996, the Company also sustained substantial non-recurring legal, accounting and tax advisory fees in connection with its share repurchase program, internal restructuring and reorganization and in connection with the agreement, subsequently terminated by mutual agreement, to acquire Carey Winston.

         Research and development. Amounts of research and product development relating to Moto Guzzi, have increased in respect of planned new models and continuing development of existing models.

Operating Loss
                                                    Year ended      Year ended
                                                       1996            1995
                                                      Lire m.         Lire m.

         Motorcycles............................         478            (45)
         Steel tubing...........................        (385)           235
         Real estate............................         826            (92)
         Corporate and other....................      (9,402)        (6,809)
         Intersegment eliminations..............           -             94
                                                       -----          -----
                                                      (8,483)        (6,617)

         Operating loss increased by Lit. 1,866 million ($1,220,000) or 28.2% in 1996 compared to 1995, principally as a result of higher corporate overheads arising from the Company's enlarged structure following the acquisition of Finprogetti in July 1995 and losses at L.I.T.A. due to falling steel prices in the first half of 1996. These changes more than offset the improved operating results from Moto Guzzi and from real estate operations.

         Rental income. The increase reflects the inclusion of the operations acquired from Finprogetti for a full year against inclusion for 6 months in 1995, plus a small increase in rentals for inflationary adjustments.

         Reserves against real estate. The Company recorded a reserve of Lit. 2,500 million ($1,634,000) in the third quarter of 1996 following the expiration of an option held by third parties to acquire the Company's interest in undeveloped land in Sardinia, Italy. The market value of this property in Sardinia had decreased in 1996 and changes in rules and practices by local and regional government relating to construction permits and environmental authorizations increased uncertainties in respect of development potential. Also in the third quarter, the Company recorded reserves of Lit. 450 million ($294,000) for extraordinary maintenance in respect of its Cologne, Italy property. Further reserves of Lit. 1,230 million ($804,000) were recorded in the fourth quarter to reflect the terms of an agreement to sell the property made in March 1997.

         Other income, net. Other income in 1996 primarily consists of gains of sales of assets for Lit. 1,211 million ($792,000) (1995 - Lit. 321 million), a government grant of Lit. 450 million ($294,000) received by Moto Guzzi in respect of research and development in prior years and Lit. 527 million ($344,000) (1995 - Lit. 547 million) of miscellaneous items offset by currency losses of Lit. 848 million ($554,000) (1995 - Lit. 443 million). Gains on disposals of assets primarily related to disposals of two surplus properties, one in Rome, Italy and one in Baltimore, MD. Other income, net also includes, in both 1996 and 1995, finance income and expense relating to factoring operations acquired as part of the Finprogetti acquisition which are being wound down, with no significant net income in either year from such operations.

         Interest expense and interest income. Higher interest expense in 1996 primarily resulted from the inclusion of real estate loans acquired as part of the Finprogetti transaction for a full 12 months compared to 6 months in 1995 and in respect of increased interest expense on advances from banks which have financed the growth of Moto Guzzi and L.I.T.A. Interest rates were slightly lower in 1996 compared to 1995. Interest income decreased in 1996 compared to 1995, principally as a result of reduced cash balances reflecting cash used in operations and cash used at the beginning of November to consummate the Company's share repurchase program.

         Income taxes. Because Italian companies are taxed in Italy on their individual results and are not able to file consolidated returns, one of the Company's Italian subsidiaries had income tax expense in 1996 and 1995 on interest income and gains on disposals of assets, despite consolidated operating losses from operations in both years.

                       Fiscal Year Ended December 31, 1995
                 Compared to Fiscal Year Ended December 31, 1994

                                                                       Year Ended             Year Ended
                                                                    December 31, 1995      December 31, 1994
                                                                         Lire m.               Lire m.

Net sales....................................................       72,253     100.0%        51,994      100.0%
Cost of sales................................................      (63,410)    (87.8)       (46,256)     (89.0)
                                                              ------------             ------------
                                                                     8,843      12.2          5,738       11.0
Selling, general and administrative expenses.................      (16,230)    (22.5)       (10,818)     (20.8)
Rental Income................................................          770       1.1          -           -
                                                              ------------             ------------
Operating loss...............................................       (6,617)     (9.2)        (5,080)      (9.8)
Other income/(expense), net..................................          513       0.7            990        1.9
Interest expense.............................................       (4,448)     (6.2)        (3,874)      (7.5)
Interest income..............................................        4,442       6.2          5,536       10.6
                                                              ------------             ------------
Loss before income taxes and minority interests..............       (6,110)     (8.5)        (2,428)      (4.7)
Income taxes.................................................         (420)     (0.6)           (39)      (0.1)
                                                              ------------             ------------
Loss before minority interests...............................       (6,530)     (9.0)        (2,467)      (4.7)
Minority interests...........................................         (450)     (0.6)          (810)      (1.6)
                                                              ------------             ------------
Loss.........................................................       (6,980)     (9.7%)       (3,277)     (6.3%)
                                                              ============             ============

         Net Sales

                                                Year Ended December 31
                                            1995                      1996
                                          Lire m.                   Lire m.
                                          -------                   -------
Motorcycles.....................           64,671                    48,849
Steel tubing....................            5,836                         -
Hotel operations................                -                     1,073
Corporate and other.............            2,458                     2,305
Intersegment eliminations.......             (712)                     (233)
                                -------------------------  ---------------------
                                           72,253                    51,994

         Overall. Net sales increased 40% in 1995 compared to 1994 principally as a result of a 30.4% increase in net sales of Moto Guzzi motorcycles and spare parts and the inclusion of the operations of L.I.T.A. for the last five months of 1995. The Company also reported net sales in 1995 of Lit. 2,458 million ($1,607,000) relating to the operations of T.I.M. and other businesses acquired in July 1995 as a result of the Finprogetti Acquisition, and to residual sales of Maserati spare parts. Net sales in 1994 included Lit. 2,305 million ($1,507,000) relating to residual sales of Maserati inventory and spare parts. Net sales in 1994 also included revenues of Lit. 1,073 million ($701,000) from operations of the Hotel Roma, which the Company disposed of in 1995.

         Moto Guzzi. Net sales of motorcycles and spare parts to unaffiliated customers (net of sales by Moto Guzzi to its spare parts distribution subsidiary) increased in 1995 over 1994 by 35.6%, to Lit. 55,218 million ($36,090,000), and 16.2%, to Lit. 9,453 million ($6,178,000), respectively. Unit sales of motorcycles (excluding old Benelli inventory) increased to 5,198 in 1995, compared to 4,278 in 1994. Sales of motorcycles of the Company's largest, most profitable units, those with engine displacement greater than 750cc, increased in the period from 3,044 to 3,766. Sales to the public administration sector (military and police) declined to 16.2% of total sales in 1995, from 17.7% in 1994. While sales to Italian and foreign government bodies are significant as a whole to Moto Guzzi, sales to no single government agency were significant in 1995.

         L.I.T.A. The Company acquired the steel tube manufacturing subsidiary on July 26, 1995. Accordingly, 1994 does not include any operations from L.I.T.A., and 1995 includes its operations for only the last five months of the year. In that period, L.I.T.A.'s net sales aggregated Lit. 5,836 million ($3,814,000), while total net sales of L.I.T.A. in 1995, including the period prior to its acquisition by the Company, aggregated Lit. 14,541 million ($9,504,000). More than 99% of such 1995 sales were made in Italy, and 65% thereof were in the automotive sector. Approximately 14% of its net sales were to the aluminum furniture market and the balance to the bicycle frame and household appliances markets.

         Cost of Sales and Margins. Margins improved to 12.2% of net sales in 1995, compared to 11% of net sales in 1994, principally as a result of improved operations at Moto Guzzi and the inclusion of operations of L.I.T.A. in 1995. Margins in 1994 benefitted by the reversal of reserves against inventories of spare parts for Maserati automobiles. Largely as a result of higher unit sales, thereby lowering per unit fixed costs, and generally higher selling price increases compared to production cost increases, Moto Guzzi's margins increased to 12.1% of net sales in 1995 from 8.3% in 1994, including the effects of non-recurring write-downs aggregating approximately Lit. 1,800 million ($1,176,000) of inventories and tooling resulting from the strategic decision to concentrate on larger motorcycles and largely abandon the smaller "Moto Guzzi" and "Benelli" models, and of approximately Lit. 664 million ($434,000) of increased research and development expenses over 1994's levels.

         Cost of sales at Moto Guzzi in 1995 were negatively impacted by a combination of 4.8% inflation in raw materials prices, due primarily to a 30% increase in aluminum prices in 1995, increased labor costs resulting from a greater number of workers (357 in 1995 compared to 322 in 1994), an average 3.4% pay increase over 1994, including wages and bonuses, and higher overtime levels (aggregating 9.6% of all production hours in 1995 compared to 5.9% in 1994), although on a per unit basis, labor costs declined almost 18% in 1996 compared to 1995 and increased use of outsourcing, which contributed 1.2% to unit motorcycle costs.

         Both raw material costs and export selling prices are affected by exchange rates. Approximately 67% by units and 65.3% by sales of the business of Moto Guzzi in 1995 were represented by exports. Other than sales to the United States, which are denominated in U.S. Dollars and which were not significant to overall 1995 sales, all export sales are denominated in Lire. Exchange rates were relatively stable in 1995 against other major currencies. To the extent permitted by competitive pressures, Moto Guzzi seeks to pass its increased costs from changing prices on to its customers by increasing selling prices. In 1995, Moto Guzzi continued to benefit from the devaluation of the Lira in 1993 following its exit from the European Exchange Mechanism, and was able to pass on cost increases in its 1995 selling prices. See "Exchange Rates."

         Selling, General and Administrative Expenses. Selling, general and administrative expenses reflect an increase of approximately Lit. 2,200 million ($1,438,000) resulting from the acquisitions of Finprogetti and L.I.T.A. Direct transaction costs of Lit. 1,224 million ($800,000) were capitalized as part of the purchase costs but, more generally, costs of reorganizing the Company's operating structure have added to expense in 1995, compared to 1994, while the anticipated benefits are expected to accrue to future periods. The Company's new operational structure, which was put in place in the second half of 1995, has a higher cost than in prior periods. The Company will seek to (i) reduce these costs in future years by bringing certain accounting and legal functions in-house, (ii) increase retainer and success fees from services to third parties, and (iii) realize operating profits and investment gains from Portfolio Companies. Selling, general and administrative expenses in 1994 for corporate operations included expenses relating to evaluating the Company and Moto Guzzi following the sale of Maserati, redefining the Company's strategic mission, write-offs of expired Italian tax refund rights, and accruals for costs to remove satisfied mortgages of record against property in Italy. Expenses for 1995 were also increased due to the inclusion of Lit. 862 million ($563,000) relating to the operation of the real estate assets acquired from Finprogetti. Administrative costs at Moto Guzzi increased in 1995 as a result of an investment in personnel to manage new computer systems, and the installation of a management group to control outsourcing, an exceptional bad debt expense of Lit. 425 million ($278,000) and exchange losses of Lit. 338 million ($221,000).

         Operating Loss

                                           Year Ended          Year Ended
                                      December 31, 1995     December 31, 1994
                                      -----------------     -----------------
                                          Lire m.                Lire m.
Motorcycles..........................         (45)                  (632)
Steel tubing.........................         235                     -
Real estate..........................         (92)                    -
Hotel operations.....................           -                   (164)
Corporate and other..................      (6,809)                (5,034)
Intersegment eliminations............          94                    750
                                      -----------------     -----------------
                                          (6,617)                 (5,080)

         Operating loss increased by Lit. 1,537 million ($1,005,000), or 30.3%, in 1995 compared to 1994, but declined to 9.2% of net sales in 1995, compared to 9.8% of net sales in 1994. The change is a result of improved operating results at Moto Guzzi, which sustained an operating loss of Lit. 45 million ($29,000) in 1995 compared to Lit. 632 million ($413,000) in 1994, and a Lit. 235 million ($154,000) operating profit at L.I.T.A. net of Lit. 184 million ($120,000) in fees paid to T.I.M. for managing the business. The single largest component of the Company's operating loss, however, in 1995 as in 1994, related to the Company's corporate operations, particularly costs associated with the restructuring of its business plan and strategic focus. In 1994, these costs were offset by high margins due to the reversal of Maserati inventory reserves.

         Other Income/(Expense). Results for 1995 include exchange losses of approximately Lit. 900 million ($588,000) arising from a domestic currency swap related to the planned stock repurchase program which commenced in September 1996 and from short-term intercompany advances from subsidiaries, and Lit. 890 million ($582,000) in expense and Lit. 978 million ($639,000) in income relating to the residual operations of Finproservice, S.p.A., one of the businesses acquired from Finprogetti which was later wound down by the Company. Results for 1994 include a gain of Lit. 2,841 million ($1,857,000) from the sale of certain fixed assets, including an electric power generating plant, and currency exchange losses of Lit. 1,022 million ($668,000), consisting of a loss of Lit. 425 million ($278,000) from a loan denominated in Swiss francs (paid in 1995), and the balance derived principally from the collection and payment by Moto Guzzi and other Italian subsidiaries of foreign accounts receivable and payable. The Company also realized a loss in 1994 of Lit. 829 million ($542,000) from a variety of sources, no one of which was material.

         Rental Income. As a consequence of the July 1995 Finprogetti Acquisition, the Company realized rental income of Lit. 690 million ($451,000) in the remaining six months of 1995 from one commercial property, located in Cologne, Italy, approximately 80% of which is leased to a multinational company at an annual rental of Lit. 1,280 million ($837,000), and Lit. 80 million ($52,000) from a parking concession in Genoa, Italy. Rentals for Cologne are tied to the cost of living index and the rental agreement expires in July 1998. The Company does not plan to remain engaged in the operation of the former Finprogetti real estate assets on a long-term basis.

         Interest Expense. Interest expense increased by Lit. 584 million ($382,000), or 15%, compared to 1994, although as a percentage of net sales, interest expense declined by 17.3%, to 6.2% of net sales in 1995 from 7.5% of net sales in 1994. The increase in interest expense is due to the assumption of loans relating to the real property acquired in the 1995 Finprogetti acquisition, and to external interest expense at Moto Guzzi, which rose due to a build-up of inventory levels in 1995 compared to 1994.

         Interest Income. Interest income declined in 1995 by Lit. 1,084 million ($708,000), or 19.5%, compared to 1994. As a percentage of net sales, interest income declined 41.5%, to 6.2% of 1995 net sales, from 10.6% of 1994 net sales. Interest income for 1994 included Lit. 2,976 million ($1,945,000) of imputed interest on the final installment of Lit. 27,000 million due from Fiat Auto S.p.A. in connection with the 1993 sale of Maserati, which was received on January 1, 1995.

Following receipt, a portion of the Maserati proceeds were used to finance losses in subsidiary operations.

         Income Taxes. Because Italian companies are taxed in Italy on their individual results and are not permitted to file consolidated returns, the Company's Italian subsidiaries had income tax liabilities of Lit. 420 million ($275,000) despite operating losses from continuing operations of Lit.
6,110 million ($3,993,000).

Liquidity and Capital Resources

Working capital

         Moto Guzzi. Inventories increased by Lit. 4,715 million ($3,082,000) at December 31, 1996 compared to December 31, 1995 as a result of increased activities and the acquisition of Moto America Inc. During 1996, inventory levels rose to Lit. 37,722 million ($24,655,000) at the end of the third quarter, as a result of production interruptions and delays in receipt of outsourced components as well as the request of certain public administration customers to defer delivery of completed motorcycles. The Company, after additional delays in receipt of components, recovered some lost production in December and was able to reduce inventories in the fourth quarter. Trade receivables of Moto Guzzi increased by approximately Lit. 2,690 million ($1,758,000), or 10.8%, to Lit. 24,828 million ($16,227,000 at December 31,
1996), primarily due to increased sales levels. Trade and other payables increased by Lit. 2,104 million ($1,375,000) to Lit. 26,078 million ($17,044)
due to increased purchases for higher business volumes, increased outsourcing and scheduled reductions in payment terms as Moto Guzzi seeks to collaborate and build relations with its key suppliers. The net increase in working capital accounts (inventories, trade and other receivables less trade and other payables) was financed by increases in short-term bank borrowings.

         L.I.T.A. Inventories decreased from Lit. 4,683 million at December 31, 1995 to Lit. 2,097 million ($1,371,000) at the end of 1996 as a result of raw material prices decreases and rigid control by management. Trade receivables and trade payables increased in line with higher business levels. Overall, working capital balances were reduced as a consequence of the inventory reductions. Working capital is financed by advances from banks which remained at a comparable level as the end of 1995.

         Other balances. Finance receivables relating to the residual activities of a factoring company acquired as part of the Finprogetti acquisition decreased from Lit. 7,597 million to Lit. 3,573 million ($2,336,000), reflecting the winding down of these activities. Advances from banks to finance these activities decreased in line with the reduction in receivables. Other receivables at December 31, 1996 include an advance of $1,000,000 (Lit. 1,530 million) to Carey Winston in accordance with the agreement to purchase Carey Winston, which agreement was subsequently terminated. The advance is to be repaid in four installments by April 1, 1998. At December 31, 1995, other receivables included Lit. 920 million related to sales of residual assets of the Company's U.S. Maserati distributorship, which was closed in 1996. The balance of other receivables is primarily represented by valued added tax balances carried forward and to be offset in 1997 by value added taxes payable.

         Investing activities

         Purchases of plant and equipment amounted to Lit. 6,895 million ($4,506,000), principally for refurbishments at Moto Guzzi. This expenditure was financed from short-term bank borrowings in anticipation of the receipt of capital from the Moto Guzzi Financing, described below. A further Lit. 1,573 million ($1,028,000) of capital expenditure at Moto Guzzi was financed by leases.

         Surplus properties relating to the closed Maserati U.S. distributor and a building in Rome were disposed of in 1996. The proceeds of $1,175,000 (Lit. 1,798 million) and Lit. 1,600 million ($1,046,000) are the principal elements of the Lit. 4,183 million ($2,734,000) generated by asset disposals. The Company received reimbursements of Italian tax receivables aggregating Lit. 6,245 million ($4,082,000) in 1996, primarily from repayment of valued added tax of Lit. 5,259 million ($3,437,000) in the first quarter of 1996.

         The Company acquired Lit. 577 million ($377,000) of cash in acquiring Moto America Inc., effective January 1, 1996 and consummated by the issue of the Company's stock with a fair value of $300,000 (Lit. 471 million at the then prevailing exchange rate). In June 1996, the Company disposed of its 66.7% interest in Immobiliare Broseta S.r.l to its 25% affiliate Domer S.r.l., in a non-cash transaction, receiving loan notes with an agreed value aggregating Lit. 4,708 million ($3,077,000) and eliminating Lit. 12,200 million ($7,974,000) of real estate, Lit. 5,049 million ($3,300,000) of real estate loans and Lit. 2,354 million ($1,539,000) of minority interests from the balance sheet.

         Lit. 1,800 million ($1,176,000) of the loan notes received by the Company in the Broseta transaction represent the Company's proportional share, along with the other shareholders, of financing for several real estate development projects being conducted by Domer S.r.l. The note has an annual expiry at December 31 and is renewable. The note will be repaid when Domer S.r.l. reduces its external debt on completion of a commercial development project now in course. At December 31, 1996, the note was renewed and it has been classified in the balance sheet as long-term. The other loan note is payable based on a percentage of sales of apartments of the Immobiliare Broseta S.r.l. property or by June 30, 1998 and has also been classified as long-term.

         Financing Activities.

         Advances from banks - Working capital financing arrangements. The net increase in advances from banks represents increases at L.I.T.A. and Moto Guzzi to finance working capital and temporarily finance capital expenditures in anticipation of the Moto Guzzi Financing. Advances from banks for finance activities decreased in line with the reduction of these balances. Moto Guzzi and L.I.T.A. have lines of credit largely secured by trade receivables amounting to approximately Lit. 39,000 million ($25,490,000) and Lit. 5,650 million ($3,693,000), respectively. Significant production shortfalls, such as occurred at Moto Guzzi in the Autumn of 1996, have the effect of reducing the Company's ability to draw down on the facilities. In 1996, the Company opened unsecured credit lines of Lit. 1,000 million ($654,000), backed by letters acknowledging the Company's ownership of Moto Guzzi to cover temporary cash difficulties. The lines of credit are mainly informally agreed and subject to frequent variation. The Company uses a number of banks with aggregate facilities in excess of actual requirements so as to obtain the best interest rates.

         Moto Guzzi Financing. Net proceeds through December 31, 1996 from the sale of convertible preferred stock and warrants of the Company's Moto Guzzi Corp. subsidiary amounted to $3,352,000 (Lit. 5,101 million). A further $1,886,000 (Lit. 2,979 million) was received in January 1997.

         Share repurchases. In connection with its share repurchase program, the Company repurchased 761,995 shares in October 1996 for $9,342,000 (Lit. 14,172 million) paying cash of $7,479,000 (Lit. 11,635 million) and issuing 8% promissory notes due October 1998 of $1,863,000 (Lit. 2,827 million). An annual interest payment of approximately $144,000 is due the first anniversary of the notes. Principal and interest are due on the second anniversary. The Company also paid Lit. 650 million ($425,000) to Finprogetti to repurchase shares. These repurchases resulted from the assumption by Finprogetti of certain liabilities arising out of a claim asserted against the Company.

         Long-term debt. Principal repayments of long-term debt in 1996 are represented by Lit. 4,834 million ($3,159,000) in respect of real estate loans and the balance principally relating to repayments of loans of Moto Guzzi. Principal repayments of real estate loans were financed by decreases in investments and the amounts received for reimbursement of tax receivables. Loan principal repayments by Moto Guzzi were financed primarily by short-term borrowings. In December 1996, Moto Guzzi received a loan of Lit. 878 million ($574,000), and a cash grant of Lit. 450 million ($294,000), in respect of an 80% advance of government grants for research and development performed in prior years. The Company also obtained a loan of US$ 240,000 (Lit.370 million) to finance the purchase of premises for its U.S. Moto Guzzi distributor.

         In March 1997, the Company signed an agreement for the disposal of its Cologne property and all related mortgage loans of Lit. 9,712 million ($6,348,000), of which Lit. 4,998 million ($3,267,000) is due before December 31, 1997. See "Business -- Commercial Real Estate Development."

Future Liquidity Needs

         The net proceeds of the Moto Guzzi Financing will not be sufficient to complete the planned rehabilitation and expansion program at Moto Guzzi at the rate proposed by management, although they are forecast to be sufficient to sustain a significantly reduced rate of expansion activities at Moto Guzzi. Further, the Company contemplates conducting a public offering of Motor Guzzi Corp. securities on or before June 30, 1998 to provide additional capital that the Company expects will be needed by Moto Guzzi. No assurance can be given, however, that such an offering will be made on acceptable terms or at all by such date.

         The Company also anticipates realizing capital from the disposition of certain assets, including the Sardinia property and certain parking rights in Genoa and from the receipt of Italian tax receivables, and amounts due on the promissory notes from the sale of Immobiliare Broseta S.r.l., as described above, although the timing of such realization is uncertain. In the absence of said realization, available cash and forecast cash flows from the sale of Cologne pursuant to the March 1997 agreement therefor, and the repayment of advances by Carey Winston, are not expected to be sufficient to meet all of the Company's planned cash needs in 1997 without significant reduction of planned activities and cutbacks in the Moto Guzzi rehabilitation program. If capital is not available when needed, the Company may also have to decline opportunities for future investments.

Capital Commitments

         In connection with the resolution of certain matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995, Finprogetti assumed responsibility for a claim which was successfully brought against one of such subsidiaries. The Company agreed to repurchase 105,440 shares issued to Finprogetti at a present value of Lit. 1,940 million ($1,268,000). The Company repurchased a total of 32,330 shares for Lit. 650 million ($425,000) in 1996, and agreed to repurchase the remaining 73,110 shares at a present value of Lit. 1,330 million ($869,000) in June 1997, December 1997 and June 1998.

         The obligation to repurchase 776,530 shares on June 30, 1998 is denominated in U.S. Dollars. The Company has deposited lire denominated investments amounting to Lit. 13,511 million and with an expected maturity value at June 30, 1998 of Lit. 15,000 million, to collateralize a letter of credit issued in respect of its repurchase obligation. The Company has not hedged the exchange risks deriving from its repurchase obligation. Adverse exchange movements could result in the obligation exceeding the maturity value of investments deposited, reducing liquidity available for the Company's business.

         On April 8, 1997, in connection with the Tamarix/Finprogetti Acquisition Agreement and the Inducement Agreement, the Company engaged Tamarix Capital Corporation, an affiliate of Tamarix, for a three year period as a financial adviser regarding future merchant banking opportunities at a consulting rate of $200,000 per year, payable in quarterly installments, together with reimbursement for reasonable expenses.

                            TRIDENT ROWAN GROUP, INC.


                           Annual Report on Form 10-K
                        Item 8 and Item 14(a)(1) and (2)


                     Consolidated Financial Statements As of
                           December 31, 1996 and 1995

                                  Together with

                    Report of Independent Public Accountants

                            TRIDENT ROWAN GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Public Accountants............................... F-2
Report of Independent Auditors......................................... F-3
Consolidated Balance Sheets - Assets................................... F-4
Consolidated Balance Sheets - Liabilities and Shareholders' Equity..... F-5
Consolidated Statements of Operations.................................. F-6
Consolidated Statements of Changes in Shareholders' Equity............. F-7
Consolidated Statements of Cash Flows.................................. F-8
Notes to Consolidated Financial Statements............................. F-10


                                       37                                   F-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
       Trident Rowan Group, Inc.:

         We have audited the accompanying consolidated balance sheet of Trident Rowan Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended, expressed in Italian Lire. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Trident Rowan Group, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page 73 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP


March 26, 1997
Roseland, New Jersey


                                       38                                F-2

                         Report of Independent Auditors

Shareholders and Board of Directors
De Tomaso Industries, Inc.

We have audited the consolidated balance sheets of De Tomaso Industries, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, all expressed in Italian Lire. Our audits also included the financial statement schedule for the years ended December 31, 1995 and 1994 appearing on page 73 of the Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of De Tomaso Industries, Inc. and subsidiaries at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 and 1994 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial schedules for the years ended December 31, 1995 and 1994, when considered in relation to the basic consolidated financial statements for those years taken as a whole, present fairly in all material respects the information set forth therein.

                                                          RECONTA ERNST & YOUNG


April 3, 1996
Milan, Italy


                                       39                                  F-3

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Balance Sheets - Assets
December 31, 1996 and 1995

                                                                            1996          1996           1995
                                                                    Note  US$'000       Lire m.        Lire m.
ASSETS

Cash and cash equivalents.........................................      $   5,412  Lit.   8,281   Lit.  24,137
Receivables.......................................................         26,624        40,734         39,726
  Trade, less allowance of Lit. 1,300 in
    1996 and Lit. 1,268 in 1995...................................         21,086        32,261         23,725
  Finance receivables, less allowance of Lit. 2,400
    in 1996 and Lit. 2,200 in 1995................................          2,335         3,573          7,597
  Receivables from related parties................................    16       41            63          3,624
  Other receivables...............................................          3,162         4,837          4,780

Inventories.......................................................         21,463        32,838         30,717
  Raw material, spare parts and work-in-progress..................         13,010        19,906         21,469
  Finished products...............................................          8,453        12,932          9,248

Prepaid expenses..................................................            805         1,231          1,109
                                                                        ---------      --------       --------
TOTAL CURRENT ASSETS                                                       54,304        83,084         95,689
                                                                        ---------      --------       --------

Property, plant and equipment.....................................          9,099        13,922          7,709
  Land............................................................            490           750          1,078
  Buildings.......................................................          1,669         2,554          4,418
  Machinery and equipment.........................................         21,787        33,334         30,388
                                                                        ---------      --------       --------
                                                                           23,946        36,638         35,884
  Less allowances for depreciation................................        (14,847)      (22,716)       (28,175)
                                                                        ---------      --------       --------

Trademarks and other intangible assets, net of
  amortization of Lit. 750 (1995 - Lit. 250)......................          2,778         4,250          4,750
Goodwill, net of amortization of Lit. 283 (1995 - Lit. 77) .......            990         1,515          1,459
Real estate held for sale.........................................     7    9,869        15,100         28,227
Land for development, net of reserve of Lit. 2,500................     6    2,288         3,500          6,000
Investments in unconsolidated companies...........................          1,029         1,574          2,205
Marketable and other securities and investments...................     8    9,807        15,004         17,176
Receivables from related parties..................................    16    3,077         4,708              -
Other assets......................................................     9    9,056        13,855         19,615
                                                                        ---------      --------       --------
TOTAL ASSETS                                                            $ 102,297  Lit. 156,512   Lit. 182,830
                                                                        =========      ========       ========

                 See Notes to Consolidated Financial Statements


                                       40                               F-4

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Balance Sheets - Liabilities and Shareholders' Equity December 31, 1996 and 1995

                                                                             1996             1996           1995
                                                                  Note    US$'000           Lire m.        Lire m.
LIABILITIES
Advances from banks...............................................    10 $  16,565     Lit.  25,344   Lit.  18,538
Advances from banks for finance activities........................    10     2,901            4,439          8,621
Current portion of long-term real estate debt.....................    12     3,267            4,998          9,550
Current portion of other long-term debt...........................    12     1,484            2,270          1,866
Accounts payable..................................................          16,713           25,571         23,570
Accrued expenses and other payables...............................    11     7,461           11,414          9,092
Amounts due to related and affiliated parties.....................    16         -                -            509
Income taxes payable..............................................              13               20            617
                                                                         ---------     ------------   ------------
TOTAL CURRENT LIABILITIES                                                   48,404           74,056         72,363
                                                                         ---------     ------------   ------------
Long-term real estate debt, less current portion..................    12     3,081            4,714          9,712
Other long-term debt, less current portion........................    12     7,682           11,754          8,386
Termination indemnities ..........................................           5,249            8,031          8,231
Provision for claims .............................................           2,138            3,270          3,595

Minority interests................................................           9,665           14,788         16,773

Common stock subject to repurchase................................           9,129           13,968         12,549
Preferred stock of subsidiary.....................................     5     3,334            5,101              -

SHAREHOLDERS' EQUITY..............................................          13,615           20,830         51,221

Common stock, par value $0.01 (1995 - $2.50) per share:
Authorized 50,000,000  (1995 - 10,000,000) shares;
  3,902,540  (1995 - 4,712,865) shares issued and
   outstanding less 849,640 (1995 - 776,530) shares
   subject to repurchase..........................................              45               69          6,744
Additional paid in capital........................................          50,422           77,145         71,332
Accumulated deficit...............................................         (20,213)         (30,927)       (15,926)
Treasury stock, at cost, shares 1,544,099 (1995 - 703,774)........         (17,916)         (27,411)       (11,826)
Cumulative translation adjustment.................................           1,212            1,854            711
Accretion expense and related exchange gains......................              65              100            186
                                                                         ---------     ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                                $ 102,297     Lit. 156,512   Lit. 182,830
                                                                         =========     ============   ============

                 See Notes to Consolidated Financial Statements


                                       41                               F-5

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Statements of Operations
Years ended December 31, 1996, 1995 and 1994

                                                                1996             1996              1995             1994
                                                    Note       US$'000          Lire m.           Lire m.         Lire m.
Net sales............................................    $      63,272 Lit.      96,806  Lit.      72,253 Lit.     51,994
Cost of sales........................................          (55,010)         (84,165)          (62,808)        (46,059)
                                                          ------------     ------------      ------------     -----------
                                                                 8,262           12,641             9,445           5,935

Selling, general and administrative expenses.........          (14,007)         (21,430)          (16,230)        (10,818)
Research and development.............................             (769)          (1,177)             (602)           (197)
Impairment losses on real estate.....................6,7        (2,732)          (4,180)                -               -
Rental income........................................              969            1,483               770               -
Other income, net....................................13            949            1,452               513             990
                                                          ------------     ------------      ------------     -----------
                                                                (7,328)         (11,211)           (6,104)         (4,090)

Interest expense.....................................           (4,290)          (6,563)           (4,448)         (3,874)
Interest income......................................            2,449            3,747             4,442           5,536
                                                          ------------     ------------      ------------     -----------
Loss before income taxes and
  minority interests.................................           (9,169)         (14,027)           (6,110)         (2,428)
Income taxes.........................................14           (389)            (595)             (420)            (39)
Minority interests...................................             (248)            (379)             (450)           (810)
                                                          ------------     ------------      ------------     -----------
Net loss.............................................    $      (9,806) Lit.    (15,001)  Lit.     (6,980) Lit.    (3,277)
                                                          ============     ============      ============     ===========

LOSS PER SHARE:                                                    US$             Lire              Lire            Lire

Loss per share.......................................    $       (2.14) Lit.     (3,268)  Lit.     (2,065) Lit.    (1,593)
                                                          ============     ============      ============     ===========
Weighted average number of common shares
outstanding during the year..........................        4,590,539        4,590,539         3,380,441       2,057,446
                                                          ============     ============      ============     ===========

                 See Notes to Consolidated Financial Statements


                                       42                             F-6

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(DE TOMASO INDUSTRIES, INC. THROUGH AUGUST 22, 1996)
Consolidated Statements of Changes in Shareholders' Equity
December 31, 1996, 1995 and 1994

                                        Voting             Additional                            Cumulative    Accretion
                                      Preferred    Common   paid-in    Accumulated   Treasury    translation    expense,
                                        stock      stock    capital     deficit       stock      adjustment       net
                                        -----      -----    -------     -------       -----      ----------       ---
January 1, 1994.............Lit.m        1,453      2,988   47,543       (5,669)        --          (434)          --
Net Loss ...................              --         --       --         (3,277)        --          --             --
Translation adjustment .....              --         --       --           --           --           553           --
                                       -------    -------  -------      -------      -------     -------        -------
December 31, 1994...........Lit.m        1,453      2,988   47,543       (8,946)        --           119           --

Net loss ...................              --         --       --         (6,980)        --          --             --
Translation adjustment .....              --         --       --           --           --           592           --
Conversion of shares .......            (1,453)     1,453     --           --           --          --             --
Repurchase of shares .......              --         --       --           --        (11,826)       --             --
Reclassify shares subject to
 repurchase ................              --       (1,128) (11,607)        --           --          --             --
Accretion expense, net of
  exchange movements .......              --                               --           --          --              186
Issuance of shares .........              --        3,431   35,396         --           --          --             --
                                       -------    -------  -------      -------      -------     -------        -------
December 31, 1995...........Lit.m         --        6,744   71,332      (15,926)     (11,826)        711            186

Net loss ...................              --         --       --        (15,001)        --          --             --
Translation adjustment .....              --         --       --           --           --         1,143           --
Issuance of shares .........              --           44      427         --           --          --             --
Change of par value to
 $0.01 per share ...........              --       (6,717)   6,717         --           --          --             --
Repurchase of shares .......              --         --        607         --        (15,585)       --               43
Reclassify shares subject to
 repurchase ................              --           (2)  (1,938)        --           --          --             --
Accretion expense, net of
  exchange movements .......              --         --       --           --           --          --             (129)
                                       -------    -------  -------      -------      -------     -------        -------
December 31, 1996...........Lit.m         --           69   77,145      (30,927)     (27,411)      1,854            100
                                       =======    =======  =======      =======      =======     =======        =======

December 31, 1996...........$'000         --           45   50,442      (20,213)     (17,916)      1,212             65
                                       =======    =======  =======      =======      =======     =======        =======

                                                TOTAL          Shares
                                             SHAREHOLDERS'    subject to
                                                EQUITY        Repurchase
                                                ------        ----------
January 1, 1994.............Lit.m               45,881            --
Net Loss ...................                    (3,277)           --
Translation adjustment .....                       553            --
                                               -------         -------
December 31, 1994...........Lit.m               43,157            --

Net loss ...................                    (6,980)           --
Translation adjustment .....                       592            --
Conversion of shares .......                      --              --
Repurchase of shares .......                   (11,826)           --
Reclassify shares subject to
 repurchase ................                   (12,735)         12,735
Accretion expense, net of
  exchange movements .......                       186            (186)
Issuance of shares .........                    38,827            --
                                               -------         -------
December 31, 1995...........Lit.m               51,221          12,549

Net loss ...................                   (15,001)           --
Translation adjustment .....                     1,143            --
Issuance of shares .........                       471            --
Change of par value to
 $0.01 per share ...........                      --              --
Repurchase of shares .......                   (14,935)           (650)
Reclassify shares subject to
 repurchase ................                    (1,940)          1,940
Accretion expense, net of
  exchange movements .......                      (129)            129
                                               -------         -------
December 31, 1996...........Lit.m               20,830          13,968
                                               =======         =======

December 31, 1996...........$'000               13,615           9,129
                                               =======         =======


                                       43                               F-7

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Statements of Cash Flows
December 31, 1996

                                                                       1996               1996           1995          1994
                                                                     US$'000            Lire m.         Lire m.       Lire m.
                                                                     -------            -------         -------       -------
Net loss......................................................       $   (9,806) Lit.   (15,001) Lit.   (6,980) Lit.  (3,277)
Adjustments to reconcile net loss to net cash
   (used in)/provided by operating activities:
 Depreciation and amortization................................            1,837           2,811          2,990         1,907
 Gain on sales of operating assets............................             (733)         (1,122)          (244)       (2,841)
 Minority interests in net income.............................              248             379            450           810
 Provision for termination indemnities........................              826           1,264          1,196         1,027
 Payments of termination indemnities..........................             (938)         (1,435)        (1,013)       (1,135)
 Reserves for impairment losses...............................            2,732           4,180              -             -
 Provision for inventory and receivables......................              146             222          1,572           669
 Other operating activities...................................             (776)         (1,187)         2,089         1,512
Changes in operating assets and liabilities:
 Receipt of tax receivables...................................            4,082           6,245              -             -
 Trade and other receivables..................................           (3,160)         (4,835)         1,217        (1,103)
 Related party receivables....................................            1,774           2,714         (1,361)          903
 Inventories..................................................           (1,217)         (1,862)        (9,055)          509
 Prepaid expenses.............................................              (84)           (129)           427          (546)
 Accounts payable and accrued expenses........................            1,375           2,103          3,308         2,170
 Related party payables.......................................             (322)           (492)          (786)         (178)
                                                                     ----------      ----------     ----------     ---------
Net cash (used in)/provided by operating activities                      (4,016)         (6,145)        (6,190)          427
                                                                     ----------      ----------     ----------     ---------
Investing activities:
 Net decrease/(increase) in investments.......................            1,312           2,007          3,236       (14,468)
 Purchase of subsidiaries, net of cash acquired ..............              363             555         (1,193)            -
 Proceeds on disposal of operating assets.....................            2,734           4,183          1,079         2,911
 Deferred receipts from sale of Maserati......................                -               -         27,000        23,750
 Purchases of property, plant and equipment...................           (4,507)         (6,895)        (2,775)       (1,131)
                                                                     ----------      ----------     ----------     ---------
Net cash (used in)/provided by investing activities                         (98)           (150)        27,347        11,062
                                                                     ----------      ----------     ----------     ---------
Financing activities:
 Net increase/(decrease) in advances from banks                           1,715           2,624         (3,770)       (7,211)
 Proceeds from share issues...................................            3,334           5,101          8,204             -
 Repurchase of shares.........................................           (7,840)        (11,995)        (5,000)            -
 Proceeds from long-term debt.................................            1,033           1,581            392             -
 Principal payments of long-term debt.........................           (4,391)         (6,718)        (2,091)       (1,654)
                                                                     ----------      ----------     ----------     ---------
Net cash used in financing activities.........................           (6,149)         (9,407)        (2,265)       (8,865)
                                                                     ----------      ----------     ----------     ---------
Decrease/(increase) in cash and cash equivalents                        (10,263)        (15,702)        18,892         2,624
Effect of exchange rate changes on cash and cash equiv
   equivalents................................................             (101)           (154)           (41)            -
Cash and cash equivalents, beginning of year..................           15,776          24,137          5,286         2,662
                                                                     ----------      ----------     ----------     ---------
Cash and cash equivalents, end of year .......................       $    5,412 Lit.      8,281 Lit.    24,137 Lit.    5,286
                                                                     ==========      ==========     ==========     =========

                 See Notes to Consolidated Financial Statements


                                       44                             F-8

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Statements of Cash Flows
December 31, 1996

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

         1996

         The Company issued promissory notes of $1,863,000 (Lit. 2,851 million) in connection with its share repurchase program -- see Note 4. The Company also assigned a receivable of Lit. 763 million ($499,000) as a part of the consideration for repurchase of shares from Finprogetti, also discussed in Note 4.

         The Company sold its 66.7% interest in Immobiliare Broseta S.r.l., receiving promissory notes amounting to Lit. 4,708 million, net of present value adjustments. As a result of this disposal, real estate loans of Lit. 5,049 million, real estate of Lit. 12,200 million and minority interests of Lit. 2,354 million were eliminated from the balance sheet. Cash disposed of amounted to Lit. 22 million. See Note 5.

         The Company issued 30,000 shares of its common stock with a value of Lit. 471 million to effect the acquisition of 100% of the outstanding common stock Moto America Inc. Cash acquired amounted to Lit. 577 million. See Note 5.

         The Company acquired fixed assets for Lit. 1,830 million in 1996 by way of finance leases, assuming lease obligations of Lit. 1,573 million, net of initial payments at the inception of the leases.

         1995

         In connection with the Finprogetti acquisition, the Company issued shares for Lit. 38,223 million in exchange for cash of Lit. 8,204 million and assets with a fair value of Lit. 29,707 million, net of advances from banks of Lit. 12,572 million and long-term debt of Lit. 19,431 million. Cash acquired amounted to Lit. 631 million. The Company also paid costs, included in the total purchase price, of Lit. 1,224 million in this transaction which is described in
Note 5.

         In connection with the repurchase of stock formerly owned by the ex Chairman, described in Note 4, the Company gave assets with a book value of Lit. 6,629 million as part of the consideration for the stock repurchased.

         The Company issued shares with a value of Lit. 603 million to purchase the minority shareholder interest in its motorcycle subsidiary, GBM S.p.A.

         The Company assumed advances from banks of Lit. 3,425 million in connection with the acquisition of L.I.T.A. S.p.A. and acquired cash of Lit. 15 million.

OTHER SUPPLEMENTAL INFORMATION

         Interest paid amounted to Lit. 6,721 million, Lit. 4,416 million and Lit. 4,051 million in 1996, 1995 and 1994, respectively.

                 See Notes to Consolidated Financial Statements


                                       45                                 F-9

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

1. BACKGROUND AND ORGANIZATION

Trident Rowan Group, Inc. (De Tomaso Industries, Inc. through August 22, 1996) is a holding company incorporated in the United States which owns subsidiaries that operate primarily in Italy. Trident Rowan Group, Inc. and subsidiaries are referred to herein as the Company. The Company provides temporary management services to third parties and its subsidiaries which operate in two industry segments: the manufacture and distribution of "Moto Guzzi" brand motorcycles in Italy, Europe and elsewhere in the world and the manufacture and distribution of steel tubes for the automotive and furniture markets. Additionally, the Company holds for development and sale commercial real estate property. Information on the Company's operations by segment and geographic area are included in Notes 17 and 18 to the Financial Statements.

The primary financial statements are shown in Italian Lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lit. 1,530 to $1.00, the approximate exchange rate at December 31, 1996. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate.

2. SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Foreign currency translation

The financial statements of non-Italian entities have been translated from the applicable functional currency to Italian lire using the year-end exchange rate for balance sheet items and the average exchange rate for the year for statement of operation items. The translation differences resulting from


                                       46                                F-10

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the change in exchange rates from year to year have been reported separately as a component of shareholders' equity.

         Foreign currency transactions

Transactions, receivables and payables denominated in currencies other than the functional currency are recorded at the exchange rate in effect on the transaction date. Such receivables and payables are adjusted to current exchange rates as of the date paid or the balance sheet date, whichever is earlier. Gains and losses are included in "other income, net" in the statements of operations.

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

         Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by the last-in, first-out (LIFO) method applying average cost of the year to increases in inventory quantities. If inventories had been determined by the lower of cost or market value using the first-in, first-out (FIFO) method, which approximates current cost, inventories would have been greater by approximately Lit.
2,000 million in 1996 and 1995.

         Long-lived assets

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" in 1996. This


                                       47                             F-11

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts and also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of the initial adoption of FASB Statement No. 121 was not material. Subsequent to its adoption, the Company recorded impairment losses against the carrying values of long-lived real estate assets -- see Notes 6 and 7.

The Company continually reviews the carrying value of long-lived assets and long-lived assets to be disposed of. In determining the undiscounted cash flows estimated to be generated by the Company's temporary management subsidiary, the Company considers estimated cash flows from services to third parties and from eventual realization of managed portfolio companies through divestiture.

         Goodwill and other intangibles

On purchases of businesses, the excess of the purchase price over the fair value of assets acquired is accounted for as goodwill and is amortized on a straight-line basis over a period determined by the Company taking into consideration the nature of the business acquired. Goodwill relative to the Finprogetti acquisition is being amortized over 10 years.

Trademarks and other intangibles relating to the Company's temporary management subsidiary, are being amortized over 10 years. Concession rights are amortized over the life of the concession.

         Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years and plant and machinery, tooling and computer equipment over lives ranging from 3 to 10 years.

         Marketable and other securities and investments

Marketable and other securities and investments consist primarily of fixed income investments which cannot be readily sold using established markets. Securities as of December 31, 1996 and 1995 are held-to-maturity and are represented by Italian government-backed securities. Such securities are carried at cost plus accrued interest.


                                       48                             F-12

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Termination indemnities

All employees of the Company's Italian subsidiaries are entitled to receive severance pay in accordance with the terms of applicable national labor law and contracts. The liability for severance pay is accrued for service to date and is payable immediately on termination. The liability is calculated in accordance with the individual employee's length of service, employment category and compensation and is adjusted annually by a cost of living index provided by the Italian Government. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheets is the amount that the employee would be entitled to if the employee separates from the Company immediately.

         Income taxes

Income taxes are provided by each entity included in the consolidation in accordance with local laws. Deferred income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

         Statements of cash flow

The cash flows for the roll-over of maturing fixed-term securities into new securities is included in the caption "Net decrease/(increase) in investments" in the Consolidated Statements of Cash Flows. Advances from banks arise primarily under the Company's short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows for these items are included in the caption "Net increase/(decrease) in advances from banks" in the Consolidated Statements of Cash Flow.

         Reclassifications

Comparative figures for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

3. NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period, including those shares subject to repurchase. All outstanding convertible preferred stock of the Company (which were converted during 1995) were considered to be common stock equivalents and were considered anti-dilutive for 1994. Had the preferred shares which were converted as of July 1, 1995 been converted as of January 1, 1995, then the loss per share for 1995 would have been Lit. 1,978.


                                       49                             F-13

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

3. NET LOSS PER COMMON SHARE (CONTINUED)

         Shares subject to repurchase - Pro Forma loss per share information

As discussed in Note 4, the Company is committed to repurchase 849,640 shares, 776,530 of which are secured by Lit. 14,511 million of marketable and other investments deposited by the Company. Interest income on these investments is included in the statements of operations. No security has been granted in respect of the remaining 73,110 shares subject to repurchase. On a Pro Forma basis the net loss and the net loss per share for 1996 and 1995, as if shares subject to repurchase had been repurchased as of January 1, 1996 and January 1, 1995, would have been as follows.

                                         1996            1996            1995
                                     U.S.$'000         Lire m.         Lire m.

         Net Loss...............   $ (10,364)     Lit. (15,855)    Lit. (7,505)
                                      ======            ======           =====

         Net loss per share.....   $   (2.77)     Lit.  (4,238)    Lit. (2,508)
                                      ======            ======           =====

4. REPURCHASE OF SHARES AND SHARES SUBJECT TO REPURCHASE

         1996 Stock Repurchase Program

The Company completed its stock repurchase program on October 23, 1996. The program was initiated to accommodate a number of shareholders who held the view that the Company, following the sale of the Maserati business in 1993, was no longer engaged in the business activity which had initially led them to invest in the Company's shares. Two mutually exclusive alternative offers were made to shareholders. The first offer was to purchase up to 80% of a shareholder's common stock for a combination of cash and non-negotiable promissory notes having a face value aggregating $12.26 per share ("the 80% offer") and the second offer was to purchase up to 50% of a shareholder's common stock for $12.26 cash (the "50% offer"). Of the 4,742,865 issued shares of the Company at the date of the repurchase program, shareholders representing 3,167,010 shares (66.8%) had agreed in advance not to participate.

Of the remaining 1,575,855 shares, 506,359 were tendered under the 80% offer and 255,636 under the 50% offer, all of which were accepted by the Company. On consummation of the transaction, the Company repurchased 761,995 shares for a total amount of $7,478,658 (Lit. 11,345 million at the


                                       50                             F-14

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

4. REPURCHASE OF SHARES AND SHARES SUBJECT TO REPURCHASE (CONTINUED)

approximate exchange rate on October 23, 1996 of Lire 1,517 to $1.00) in cash and $1,863,401 (Lit. 2,827 million) in the form of non-negotiable promissory notes, bearing interest at 8% per annum, maturing on October 23, 1998.

         1996 Repurchase of shares from Finprogetti

On November 7, 1996, the Company entered into an agreement with Finprogetti S.p.A. to resolve certain open matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995 -- See Note 5. A balance due by Finprogetti of Lit. 763 million ($499,000) was settled by the Company repurchasing 46,000 shares at a value of Lit. 16,587 per share ($10.89 per share). Finprogetti also agreed to accept responsibility for a claim which was successfully brought against one of the subsidiaries acquired in the Finprogetti Acquisition for Lit. 2,120 million.

In accordance with the terms of the Finprogetti Agreement, the Company would have paid such claim and received in compensation 105,440 of the shares issued to Finprogetti in July 1995. The Company and Finprogetti agreed that Finprogetti would assume the responsibility for payments resulting from the claim, which are payable in installments through June 1998, and that the Company would, on the request of Finprogetti, repurchase shares for cash at the dates and in the amounts of each installment payment.

The Company has reclassified the 105,440 shares subject to repurchase outside of shareholders' equity in the amount of the present value of the amounts payable under the repurchase commitment applying a discount rate of 10%. The resulting value of the 105,440 shares subject to repurchase was Lit. 1,940 million ($1,274,000) or Lit. 18,399 per share ($12.08 per share). Immediately following the agreement, Finprogetti requested that the Company repurchase 9,950 shares for Lit 200 million ($131,000) in respect of the first installment and on December 31, 1996 requested that a further 22,380 shares be repurchased for Lit. 450 million ($294,000). The dates, number of shares and financial commitment for further possible repurchases of shares from Finprogetti are as follows:

  June 30, 1997         22,380 shares    Lit. 450 million ($294,000)
  December 31, 1997     22,380 shares    Lit. 450 million ($294,000)
  June 30, 1998         28,350 shares    Lit. 570 million ($373,000)


                                       51                          F-15

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

4. REPURCHASE OF SHARES AND SHARES SUBJECT TO REPURCHASE (CONTINUED)

         1995 Purchase of Treasury Stock from Former Chairman

In April 1995, the Company entered into an agreement with Mr. Alejandro De Tomaso (De Tomaso Agreement), the then Chairman of the Board, under which the Company would repurchase Mr. De Tomaso's 1,000,000 shares of preferred stock and 480,304 shares of common stock at a negotiated price of Lit. 18,400 per share, converted into dollars at the exchange rate in effect on closing date of Lit. 1,637. Prior to the closing of that transaction, Mr. De Tomaso conveyed such shares, subject to the DeTomaso Agreement, by gift. The shares are currently held by a trust.

Performance under the De Tomaso Agreement was conditional upon the consummation of the Finprogetti Acquisition -- see Note 5. Contemporaneously with the closing of that transaction, 703,774 of the preferred and common shares formerly owned by Mr. De Tomaso were delivered to the Company in exchange for cash of Lit. 5,000 million and properties (a hotel valued by the Board of Directors based upon independent appraisals of Lit. 4,700 million and a museum collection of Maserati vehicles and engines valued by the Board of Directors at Lit. 3,200 million) that had a book carrying value of Lit. 6,629 million. The remaining preferred and common shares formerly owned by Mr. De Tomaso were exchanged for an equal number of shares of newly issued common stock, which the Company is required to register for sale at the request of the holder.

The value of Lit. 11,826 million (Lit. 16,804 per share; $10.26 per share) placed on the Treasury stock acquired in 1995 pursuant to the De Tomaso Agreement represents the book value of the consideration, including taxes payable of Lit. 197 million, given in exchange for the treasury stock and no net gain or loss was recognized on the transaction.

Under the terms of the De Tomaso Agreement, if the remaining 776,530 shares are not sold by their current owner prior to July 17, 1998 (the third anniversary of the Finprogetti transaction), the Company is committed to acquire the shares at $11.27 per share. The Company has obtained a letter of credit to guarantee payment of the repurchase price which is collateralized by certain investment securities owned by the Company and reported in the balance sheet in the amount of Lit. 14,511 million ($9,484,000). The agreement also provides that (a) at any time prior to July 17, 1998, the Company may offer to buy any part or all of such shares at $11.27 per share and (b) if such an offer made by the Company is not accepted, the Company's commitment to buy the remaining 776,530 shares is reduced by the number of shares stipulated in the offer that was not accepted. These 776,530 shares were recorded on the balance sheet at July 17, 1995 at estimated market value of $10.00 (Lit. 16,400 per share) as shares subject to repurchase and are not included in shareholders' equity. The difference between $10.00 and the redemption price of $11.27 is being amortized over the period to July 17, 1998.


                                       52                             F-16

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

5. ACQUISITIONS AND DISPOSALS

         1996 sale of motorcycle subsidiary securities

The Company's newly formed wholly-owned subsidiary, Moto Guzzi Corp., acquired all of the equity interest of the Company in Moto Guzzi S.p.A. and in Moto America Inc. in exchange for 6,000,000 shares of common stock of Moto Guzzi Corp. In December 1996 and January 1997, Moto Guzzi Corp. consummated a private offering of convertible preferred stock and common stock purchase warrants which raised an aggregate of approximately $5,300,000 (Lit. 8,109 million) for Moto Guzzi Corp., net of expenses. Moto Guzzi Corp. issued 1,500,000 units, each consisting of one share of Class A Convertible Preferred Stock and one common stock purchase warrant exercisable for three years for the lesser of $4.00 or the initial public offering price of the common stock. The preferred stock is convertible at the option of the holder into an equal number of shares of common stock, subject to adjustment to protect against events of dilution and is automatically converted upon consummation of an initial public offering of Moto Guzzi Corp. common stock which raises gross proceeds of at least $8,000,000 (Lit. 12,240 million). The conversion rate for the preferred stock in such event will be the lesser of the then applicable conversion rate or 75% of the per share initial offering price. If such an initial public offering is not consummated by June 30, 1998, the holders of a majority of the shares of preferred stock will have the right to select a majority of the Moto Guzzi Corp. board of directors. The holders of the Preferred Stock also have a right to redeem their shares at $8.00 per share if no public offering is completed on or before January 16, 2002.

The Moto Guzzi Corp. preferred stock has been recorded in the consolidated balance sheet as preferred stock of subsidiary in the amount of Lit. 5,101 million ($3,334,000) at December 31, 1996. An additional Lit. 2,971 million ($1,889,000) will be recorded in the first quarter of 1997 as a result of the completion of the private placement in January 1997.

         1996 acquisition of Moto America Inc.

Effective January 1, 1996, the Company completed its acquisition of the outstanding shares of Moto America Inc., the sole distributor of Moto Guzzi motorcycles in the United States. The acquisition was consummated by the issuance of 30,000 shares of common stock of the Company and the purchase price of Lit. 471 million reflects the shares issued at a fair value of $10.00 per share (Lit. 15,710 per share at such date). The acquisition has been accounted for as a purchase and the excess of the purchase consideration over the fair value of assets acquired has been accounted for as goodwill, determined in the amount of Lit. 262 million, which is being amortized over 5 years. The effects of the acquisition are not material to the operations of the Company.


                                       53                                   F-17

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

5. ACQUISITIONS AND DISPOSALS (CONTINUED)

         1996 disposal of Immobiliare Broseta S.r.l.

In June 1996, the Company sold its 66.7% equity interest in Immobiliare Broseta S.r.l. to its 25% owned affiliate Domer S.r.l. The remaining 33.3% equity interest in Immobiliare Broseta S.r.l. was owned by Interim S.p.A., a subsidiary of Domer S.r.l. and was subsequently transferred to Domer S.r.l. The Company had sought offers from third parties through an independent broker and the sale price of Lit. 5,200 million offered by Domer S.r.l. was the highest of the offers received. Lit. 1,800 million of the sale price was evidenced by a promissory note of Domer S.r.l. due December 31, 1996 (subsequently renewed until December 31, 1997), bearing an interest rate equal to the official Lire discount rate plus 3%. The balance of Lit. 3,400 million will be received pro-rata from the sales of apartments which are being developed from the Immobiliare Broseta S.r.l. property or on June 30, 1999, whichever is earlier. This amount of Lit. 3,400 million carries an interest rate of 6% payable bi-annually and has been accounted for at its estimated net present value of Lit. 2,908 million applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. The book value of the 66.7% interest in Immobiliare Broseta S.r.l. was Lit. 4,708 million and no gain or loss has been recorded on the transaction pending receipt of the deferred payments.

         1995 Finprogetti acquisition

On July 17, 1995, effective July 1, 1995, the Company acquired from Finprogetti S.p.A. (an Italian entity) all of that company's equity interests in its principal operating subsidiaries and a tax receivable of Lit. 5,150 million in exchange for shares of the Company. The operating subsidiaries comprised TIM, a temporary management company specialized in the "turnaround" of troubled and underperforming Italian and foreign companies, subsidiaries holding Italian real estate buildings and concession rights and a leasing/factoring company. As part of the same transaction, the Company acquired the minority interest in TIM from Dott. Albino Collini, its founder and CEO. Under the terms of the Finprogetti Agreement, the final number of the Company's shares to be issued was conditional on the purchase before September 30, 1995 by Finprogetti S.p.A., or its shareholders or third parties directed by it, of a specified number of shares in the Company at a stipulated price of Lit. 20,106.73 ($12.26 at then current exchange rates) per share. After the receipt of cash of Lit. 8,204 million (approximately $5,000,000) for the subscription to 408,008 shares, the Company adjusted the number of shares to be given so that 1,922,652 shares were issued to effect the acquisition from Finprogetti S.p.A., in addition to the shares issued in exchange for cash. 248,673 of the shares issued were initially placed in escrow and were released in February 1997 following legal transfer to the Company of the tax receivable included in the assets acquired.


                                       54                                   F-18

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

5. ACQUISITIONS AND DISPOSALS (CONTINUED)

The Lit. 39,447 million total purchase price reported in the balance sheet to effect the Finprogetti Agreement reflects Lit. 38,223 million (Lit. 16,400 per share; $10.00 per share) assigned to the 2,330,660 shares issued plus costs of Lit. 1,224 million incurred in connection with the acquisition.

The value of $10.00 per share represented the fair value of the shares issued, approximating the trading price of the Company's shares at the date of the acquisition and supported by the Company's estimate of the fair values of assets and liabilities acquired. The acquisition was accounted for by the purchase method. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on the fair values at the date of the acquisition, as follows:

                                                      US$'000(1)     Lire m.
         Cash...................................        5,166          8,204
         Real estate interest...................       21,479         34,109
         Concession rights over real estate.....        2,960          4,700
         Less: Related long-term debt...........      (12,238)       (19,431)
         Trademark and other intangibles........        3,148          5,000
         Other assets and liabilities, net......        3,355          5,329
         Goodwill...............................          967          1,536
                                                      -------        -------
                                                       24,837         39,447
                                                      =======        =======

         (1) At the approximate exchange rate as of July 17, 1995 of Lire 1,640 to $1.00

The excess of the purchase price paid over the fair values of the net assets acquired was recorded as goodwill, which is being amortized over 10 years. Results of the Finprogetti companies are included in operations from July 1, 1995. Goodwill amortization for fiscal year 1996 was Lit. 154 million (1995 Lit.
- 77 million).

          L.I.T.A. acquisition

On July 25, 1995, the Company acquired L.I.T.A. S.p.A., an Italian manufacturer of steel tubes for the motor vehicle and furniture industries for cash in the amount of Lit. 615 million ($402,000). The fair value of the assets received was Lit. 1,649 million ($1,078,000) in excess of the purchase price. This excess has been allocated to reduce the carrying value of property, plant and equipment by Lit. 1,482 million ($969,000) and other non-current assets by Lit. 167 million ($109,000). A valuation allowance was established against the deferred tax asset arising from the adjustment of the book basis of the assets.
When realized, the tax benefit will be credited to income.


                                       55                                   F-19

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

5. ACQUISITIONS AND DISPOSALS (CONTINUED)

          Proforma information

The Pro Forma unaudited results of operations for the years ended December 31, 1995 and 1994, assuming the Finprogetti and L.I.T.A. acquisitions and the repurchase of shares from the former Chairman had been consummated as at January 1, 1995 and 1994, are as follows:

                                          1995                   1994
                                         Lire. m.               Lire m.

Net sales                                 82,403                66,870
Rental income                              1,927                 4,640
Finance income                             1,032                 2,686
                                         -------               -------
Net loss                                  (7,699)               (7,021)
                                         -------               -------
Net loss per common share                 (1,369)               (1,499)
                                         -------               -------

It cannot be inferred that the proforma operating results as shown above would have resulted had the acquisitions and repurchase of shares been consummated as at the assumed dates as transactions between the entities acquired and their then parent companies may not have occurred or may have occurred on different terms and conditions.

6. LAND FOR DEVELOPMENT

Undeveloped land, acquired as part of the Finprogetti transaction, represents an area in Sardinia for development of hotel and leisure facilities and is owned by the Company through an 80% interest in Grand Hotel Bitia S.r.l. The minority shareholder had an option, which expired unexercised on June 30, 1996, to purchase the Company's interest at a price above its then carrying value of Lit. 6,000 million.

The Company has begun to investigate other ways to realize value from this property. A decrease in market values in 1996, coupled with complications connected with changing rules and practice by local and regional government in respect of construction and environmental authorizations has increased uncertainty with respect to development of the property for tourism or other purposes. In accordance with FASB Statement No. 121, the Company has recorded a reserve of Lit. 2,500 million ($1,634,000) against the property. The land has been reclassified from "real estate held for sale" to "land for development" as management believes it probable that the Company will own the land until authorizations are obtained from the proper authorities.


                                       56                                   F-20

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

7. REAL ESTATE HELD FOR SALE

                                                   1996        1996        1995
                                                US$'000     Lire m.     Lire m.

Building held for sale                            9,869      15,100      16,276
Real estate under development:
Buildings                                            --          --       8,842
Industrial areas                                     --          --       3,109
                                              ---------   ---------   ---------
                                                  9,869      15,100      28,227
                                              =========   =========   =========

All of the real property was acquired as part of the Finprogetti transaction. The building and industrial areas were sold to the Company's affiliate, Domer S.r.l., in the second quarter of 1996 -- see Note 5.

As discussed in Note 22, on March 18, 1997 the Company entered into an agreement to sell the remaining property which is rented to a third party under an operating lease expiring in 1998 and is encumbered by a mortgage over the building and a lien over the rentals received-- see Note 12.

In accordance with FASB Statement No. 121, the Company has recorded reserves of Lit. 1,280 million ($836,000) against this property in 1996 and has accrued Lit. 500 million ($328,000) for maintenance work that the Company expects will be required prior to the sale of the building.

8. MARKETABLE AND OTHER SECURITIES

                                                       1996       1996     1995
                                                     US$'000    Lire m.  Lire m.

Italian government backed floating rate note, 2004    5,832      8,923    9,410
Italian treasury bills, 12.5%, 1998...............       --         --    4,901
Italian government backed floating rate note,
  12/28/96........................................       --         --    2,207
Banco Nazionale di Lavoro, zero coupon 1998.......    3,333      5,100       --
Other.............................................      642        981      658
                                                      -----     ------   ------
                                                      9,807     15,004   17,176
                                                      =====     ======   ======

All marketable and other securities are held-to-maturity. Lit. 14,511 million ($9,484,000) of such amounts are deposited as collateral for the Company's share repurchase commitment -- see Note 4.


                                       57                                   F-21

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

9. OTHER ASSETS

                                                   1996      1996      1995
                                                 US$'000    Lire m.   Lire m.

Concession rights, net of amortization of
  Lit. 151....................................     2,973     4,549     4,641
Tax receivables...............................     5,938     9,085    14,546
Other.........................................       145       221       428
                                                   -----    ------    ------
                                                   9,056    13,855    19,615
                                                   =====    ======    ======

A mortgage over the concession rights relating to parking spaces in Genoa, Italy, has been granted as collateral for certain loans -- see Note 12. The concession rights expire in February, 2041 and are being amortized on a straight-line basis. Tax receivables represent amounts for which reimbursement has been requested. The times for reimbursement in Italy have, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government.

10. ADVANCES FROM BANKS AND CREDIT ARRANGEMENTS

The operating subsidiaries of the Company have lines of credit arrangements with a number of Italian banks. Under these, the Company, at December 31, 1996, could have borrowed up to approximately Lit. 44,000 million ($28,750,000). The line of credit arrangements do not have termination dates and are periodically reviewed. The average interest rate on advances from banks was approximately 11.75% and 12.75% at December 31, 1996 and 1995, respectively. Advances from banks for finance activities relate to residual factoring and leasing activities of a company acquired in the Finprogetti acquisition and are partly secured by guarantees given by Finprogetti S.p.A. The average interest rate on these borrowings was approximately 13% and 12.75% as at December 31, 1996 and 1995, respectively.

11. ACCRUED EXPENSES AND OTHER PAYABLES

                                                1996        1996        1995
                                              US$'000      Lire m.     Lire m.

Salaries, wages and related items........      2,695        4,123       3,471
Value added and other non income taxes...      1,597        2,444       1,590
Other accrued expenses...................      3,169        4,847       4,031
                                               -----       ------       -----
                                               7,461       11,414       9,092
                                               =====       ======       =====


                                       58                                   F-22

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

12. LONG-TERM DEBT

       Long term debt from real estate activities:       1996    1996     1995
                                                       US$'000  Lire m.  Lire m.

Mortgage note payable, secured by land and buildings,
interest rate 11.95%, payable in semi-annual
installments, final installment due in 1998...........   3,530    5,400   9,000

Mortgage note payable, secured by land, buildings,
concession rights and lien on rents, interest rate
11.95%, payable in semi-annual installments, final
installment due in 1998...............................   2,818    4,312   5,546

Advances in respect of mortgage loan granted but
not yet drawn down....................................      --       --   4,716
                                                       -------  -------  ------
                                                         6,348    9,712  19,262
Less current portion..................................  (3,267)  (4,998) (9,550)
                                                       -------  -------  ------
                                                         3,081    4,714   9,712
                                                       =======  =======  ======

All of the above long-term debt was acquired in 1995 as part of the Finprogetti transaction -- see Note 5. The loan advance of Lit. 4,716 million as at December 31, 1995 was eliminated in the second quarter of 1996 on disposal of the related property -- see Note 5.

All of the debt at December 31, 1996, after principal repayments of Lit. 333 million in 1997, will be eliminated as a consequence of the 1997 sale of the property and assumption of such debt by the purchaser -- see Note 22.


                                       59                                   F-23

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

12. LONG-TERM DEBT (CONTINUED)


Other long term debt:                                        1996        1996        1995
                                                            US$'000     Lire m.     Lire m.
Mortgage note payable, secured by substantially all
fixed assets of motorcycle operations. Interest 10.08%,
payable in semi-annual installments through 2001 ........    1,658       2,536       2,913

Notes payable, secured by second mortgage over
properties of motorcycle operations:
    Interest 12.40%, payable in semi-annual
    installments through 2001 ...........................    2,744       4,198       5,248

    Interest 12.36%, payable in semi-annual
    installments through 1999 ...........................    1,069       1,636       2,066

Industry Ministry L. 46/82, 1.9875%, through 2002 and
7.95% thereafter, payable in installments commencing
from 2002 ...............................................      574         878        --

Unsecured loan note denominated in US$, interest 8%,
payable on October 23, 1998 .............................    1,863       2,851        --

Mortgage note secured by property of Moto America
Inc., interest 8.25%, payable monthly through 2011 ......      239         365        --

Finance leases ..........................................      988       1,512        --

Sundry notes payable ....................................       31          48          25
                                                           -------     -------     -------
                                                             9,166      14,024      10,252
Less current portion ....................................   (1,484)     (2,270)     (1,866)
                                                           -------     -------     -------
                                                             7,682      11,754       8,386
                                                           =======     =======     =======

       Maturities of long-term debt as of December 31, 1996:

                                     Real Estate Loans (1)       Other Loans
                                      US$'000    Lire m.     US$'000     Lire m.

       1997 ......................     3,267      4,998       1,484       2,270
       1998 ......................     2,213      3,386       3,425       5,241
       1999 ......................       868      1,328       1,643       2,514
       2000 ......................      --         --         1,278       1,955
       2001 ......................      --         --           575         881
       Subsequent to 2001 ........      --         --           761       1,163
                                       -----      -----       -----      ------
                                       6,348      9,712       9,166      14,024
                                       =====      =====      ======      ======

(1)  This debt will be eliminated on sale of the property -- see Note 22.


                                       60                                   F-24

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

13. OTHER INCOME

                                     1996         1996        1995        1994
                                    US$'000      Lire m.     Lire m.     Lire m.

Currency exchange loss .......        (554)        (848)      (443)      (1,022)
Gain on sale of assets .......         792        1,211        321        2,841
Finance income ...............         751        1,149        978         --
Finance expense ..............        (678)      (1,037)      (890)        --
Government grants ............         294          450       --           --
Other ........................         344          527        547         (829)
                                    ------       ------       ----       ------
                                       949        1,452        513          990
                                    ======       ======       ====       ======

Finance income and expense represent the residual finance activities of Finproservice, acquired as part of the Finprogetti acquisition in July 1995, and whose operations are being wound down. Gains on sales of assets in 1996 principally relate to the sale of surplus properties in the United States and Italy and sales of tooling by Moto Guzzi. The gain on sale of assets in 1994 derived principally from the sale of an electric power generating plant by the motorcycle subsidiary, Moto Guzzi.

14. INCOME TAXES

Loss before income taxes and minority interests consisted of the following:

                                     1996         1996        1995        1994
                                    US$'000      Lire m.     Lire m.     Lire m.

       United States .........      (4,307)      (6,589)     (5,942)       (413)
       Italy .................      (4,862)      (7,438)       (168)     (2,015)
                                   -------      -------      ------      ------
                                    (9,169)     (14,027)     (6,110)     (2,428)
                                   =======      =======      ======      ======

The provision for income taxes consisted of the following:

                                         1996       1996       1995      1994
                                        US$'000    Lire m.    Lire m.   Lire m.
       Current:
           United States ...........       14         22        --        --
           Italy ...................      375        573        420        39
                                          ---        ---        ---       ---
                                          389        595        420        39
                                          ===        ===        ===       ===

       Deferred: ...................      --         --         --        --
                                          ===        ===        ===       ===
                                          ---        ---        ---       ---
       Total .......................      389        595        420        39
                                          ===        ===        ===       ===


                                       61                                   F-25

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

14. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances have been recorded for the deferred tax assets as management believes it more likely than not that these assets will not be realized. Significant components of the Company's deferred tax assets are as follows:

                                                  1996       1996        1995
                                                US$'000     Lire m.     Lire m.

       Short-term reserves .................        447         683       4,234
       Carrying value of fixed assets ......      2,000       3,060       3,212
       Net operating loss carryforwards ....      9,320      14,259      12,710
       Other ...............................        536         821         191
                                                -------     -------     -------
                                                 12,303      18,823      20,347
       Valuation allowance .................    (12,303)    (18,823)    (20,347)
                                                -------     -------     -------
       Net deferred tax assets .............       --          --          --
                                                =======     =======     =======

The effective provision for income taxes varied from the income tax credit calculated at the statutory U.S. federal income tax rate as follows:

                                                       1996       1996       1995       1994
                                                      US$'000    Lire m.    Lire m.    Lire m.

       Computed tax credit at U.S. federal rate ..    (3,209)    (4,910)    (2,138)      (850)
       Losses and reversals of short-term reserves     4,003      6,125      3,181        889
       for which valuation allowance provided
       Utilization of tax losses .................      (942)    (1,441)      (780)      --
       Elimination of intercompany profits .......       213        326        496       --
       Non-deductible expenses and other .........       324        495       (339)      --
                                                      ------     ------     ------     ------
                                                         389        595        420         39
                                                      ======     ======     ======     ======

For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately US$ 11,000,000 at December 31, 1996. These losses expire from 2003 through 2011. United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested. Approximately Lit. 4,800 million of retained earnings of Italian subsidiaries cannot be distributed under local laws.


                                       62                                   F-26

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

14. INCOME TAXES (CONTINUED)

At December 31, 1996 the Company had net operating loss carryforwards for Italian federal income tax purposes which expire as follows:

                                               1996          1996
                                              US$'000       Lire m.

       1997 ............................       1,990         3,045
       1998 ............................       8,750        13,388
       1999 ............................       2,110         3,228
       2000 ............................         307           469
       2001 ............................         918         1,404
                                              ------        ------
                                              14,075        21,534
                                              ======        ======

15. STOCK OPTIONS

The Company's "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. Total options of 2,000,000 shares have been authorized by the Board. Grants were made in 1996 and 1995 of 22,500 and 960,000 shares respectively, all at an exercise price of $12.26. The options granted can be exercised as follows:

       Currently exercisable ..............................     232,500
       1997 ...............................................     232,500
       1998 ...............................................     232,500
       1999 ...............................................     142,500
       2000 ...............................................     142,500
                                                                -------
                                                                982,500
                                                                =======

Under the "1995 Director's Plan," 5,000 options are granted annually to each non-employee Director of the Company for each full year of service, reduced pro rata for incomplete years of service. The exercise price is fixed at $12.26 for 1995 and, for years after 1995, at the reported closing price of the stock on January 2 of the following year. 20,000 options were granted on each of January 2, 1996 and 1997 at $12.26 and $9.3125, respectively.

The Company has elected the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25 and related interpretations in accounting for their stock option plans. If the Company had elected to recognize compensation cost based on the fair value of awards at grant dates, the pro forma net loss and loss per share for 1996 would be Lit. 18,230 million ($11,916,000) and Lit. 3,971 ($2.60) per share.


                                       63                                   F-27

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

15. STOCK OPTIONS (CONTINUED)

The fair value of the Company's options is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5.5%; expected volatility of approximately 60%; expected life of 4 years; and dividend yield of 0%.

The following is a summary of transactions pertaining to the Plans:

                                              December 31, 1996          December 31, 1995
                                              -----------------          -----------------
                                                       Weighted                   Weighted
                                                        Average                    Average
                                            Shares     Exercise        Shares     Exercise
                                           (000's)        Price       (000's)        Price
                                            ------       ------        ------       ------
Outstanding, January 1 ................        960       $12.26             0       $    0
Granted ...............................         43        12.26           960        12.26
Exercised .............................          0            0             0            0
Forfeited .............................          0            0             0            0
                                            ------       ------        ------       ------
Outstanding, December 31 ..............      1,003       $12.26           960       $12.26
                                            ------       ------        ------       ------
Options exercisable, December 31 ......        233       $12.26             0       $    0
                                            ------       ------        ------       ------

         The following is a summary of the status of stock options outstanding and exercisable under the Plans as of December 31, 1996:


                                        Stock Options            Stock Options
                                          Outstanding              Exercisable
                            -----------------------------------  -------------
                                             Weighted
                            Weighted          Average                 Weighted
                             Average        Remaining                  Average
                  Shares    Exercise      Contractual    Shares       Exercise
Exercise Price   (000's)       Price             Life   (000's)          Price
--------------   -------    --------    -------------   -------  -------------
$12.26            1,003       $12.26       3.77 years      233         $12.26


                                       64                                   F-28

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996


16. RELATED PARTY TRANSACTIONS

         Receivables from related parties and affiliates consists of the following:

                                                       1996     1996     1995
                                                      US$'000  Lire m.  Lire m.

       A+G Motorad GmbH ..........................      --       --      2,761
       Finprogetti S.p.A. and affiliates .........        41       63      847
       Other .....................................      --       --         16
                                                       -----    -----    -----
       Included in current assets ................        41       63    3,624
                                                       =====    =====    =====

       Domer S.r.l. due after more than 12 months      3,077    4,708     --
                                                       =====    =====    =====

The balance with Finprogetti S.p.A. and affiliates at December 31, 1996 results from administrative services provided by the Company. A receivable of Lit. 763 million ($499,000) included in the December 31, 1995 balance was settled for 46,000 shares of the Company in 1996 -- see Note 5. The balances with Domer S.r.l. relate to promissory notes resulting from the sale by the Company of its 66.7% interest in Immobiliare Broseta S.r.l. -- see Note 5. The amounts at December 31, 1995 due from A+G Motorad GmbH, a 25% owned entity disposed of in 1996, resulted from the purchase of products and services from the Company. Sales to A+G Motorad GmbH, consisting primarily of motorcycles and parts were Lit. 7,660 million ($4,823,000) in 1995 and Lit. 4,736 million in 1994.

       Amounts due to related parties and affiliates consists of the following:

                                                       1996     1996      1995
                                                      US$'000  Lire m.   Lire m.

       Finprogetti S.p.A. and affiliates ..........      --       --         345
       Domer S.r.l. and subsidiaries ..............      --       --         155
       Other ......................................      --       --           9
                                                      -------  -------   -------
                                                         --       --         509
                                                      =======  =======   =======

Amounts due to Finprogetti S.p.A. and affiliates at December 31, 1995 represent balances arising from a group value added tax system in effect prior to the acquisition by the Company, personnel of Finprogetti S.p.A. who worked for the Company from July 17, 1995 but who became employees of the Company as of December 31, 1995 and for office machinery and furniture sold to the Company. Amounts due to Domer S.r.l.'s subsidiary, Interim S.p.A. represent real estate consulting and management services rendered to the Company's real estate subsidiaries.


                                       65                                   F-29

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

16. RELATED PARTY TRANSACTIONS (CONTINUED)

       Transactions and arrangements with former Chairman

The 1995 repurchase of shares formerly owned by the ex-Chairman and commitment of the Company to acquire the remaining shares formerly owned by him are detailed in Note 4.

       Morrison Cohen Singer & Weinstein, LLP

The law firm of Morrison Cohen Singer & Weinstein, LLP, of which Howard E. Chase, a Director of the Company and its Chief Executive Officer, was a member until September 1, 1995, and to which he is now of counsel, was paid by the Company and its subsidiaries in 1996 an aggregate of Lit. 793 million ($518,000) in legal fees and disbursements for services rendered (1995 - Lit. 1,327 million).

       Carlo Garavaglia

Carlo Garavaglia, a Director of the Company, is a member of a law firm which was paid an aggregate of Lit. 228 million ($149,000) by the Company and its subsidiaries in 1996 for legal, statutory audit and tax consulting services rendered (1995 - Lit. 268 million).

       Rental agreements

Mr. Francesco Pugno Vanoni, a Director of the Company, and his brother own offices in Milan which are leased to certain subsidiaries of the Company acquired from Finprogetti at a rental of Lit. 119 million ($78,000) per year. Management believes this rate of rental conforms with prevailing market rates.

17. EXPORT SALES AND GEOGRAPHIC INFORMATION

       Export sales

The Company's motorcycle business exports its products throughout the world. Sales of motorcycles by geographic destination were as follows:

                                                   1996        1995        1994

       Italy ...............................        37%         35%         38%
       Europe other than Italy .............        43%         49%         51%
       United States .......................         7%          6%          5%
       Elsewhere ...........................        13%         10%          6%


                                       66                                   F-30

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

17. EXPORT SALES AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales to Germany represented approximately 19% of motorcycle sales in 1996 (14% in 1995). No other country represented over 10% of motorcycle sales. The Company's other businesses do not have significant export sales.

       Transfers of products between geographical areas

Sales of motorcycles and parts from the Italian production facilities of the Company's motorcycle business to its U.S. exclusive importer, Moto America Inc., amounted to Lit. 5,800 million ($3,791,000) in 1996. Prior to 1996, Moto America Inc. was an unaffiliated company. Sales prices are accounted for on a basis comparable to those for non affiliated customers.

       Identifiable assets

As of December 31, 1996 all material operating subsidiaries of the Company were located in Italy. The Company has assets in the United States consisting of offices which deal with regulatory matters and its importer of Moto Guzzi motorcycles. Identifiable assets in the United States are not significant to the Company.

18. INDUSTRY SEGMENT ANALYSIS

The following tables shows net sales, operating profit and identifiable assets for the Company's industry segments:

                                     1996         1996        1995        1994
Net sales                           US$'000      Lire m.     Lire m.     Lire m.

Motorcycles and spare parts ....     60,122      91,986      72,854      54,961
Less: intrasegment sales .......     (9,390)    (14,366)     (8,183)     (6,112)
                                    -------     -------     -------     -------
Net motorcycle segment sales ...     50,732      77,620      64,671      48,849
Steel tubing ...................     11,316      17,313       5,836        --
Other:
    Management services ........      1,538       2,352       1,526        --
    Corporate services and other        761       1,165         932       2,305
Disposed hotel operations ......       --          --          --         1,073
                                    -------     -------     -------     -------
                                     64,347      98,450      72,965      52,227
Less: intersegment sales .......     (1,075)     (1,644)       (712)       (233)
                                    -------     -------     -------     -------
Total net sales ................     63,272      96,806      72,253      51,994
                                    =======     =======     =======     =======


Real estate segment - rentals ..        969       1,483         770        --
                                    =======     =======     =======     =======


                                       67                                   F-31

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

18. INDUSTRY SEGMENT ANALYSIS (CONTINUED)

Intrasegment sales represent sales of spare parts by the Company's motorcycle production subsidiary to its spare parts distribution subsidiary and sales to the US exclusive importer. Intersegment sales represent management and corporate services. Intrasegment and intersegment sales are accounted for at prices comparable to unaffiliated customers.

                                                 1996        1996        1995        1994
Operating profit/(loss)                         US$'000     Lire m.     Lire m.     Lire m.

Motorcycles ................................        312         478         (45)       (632)
Steel tubing ...............................       (252)       (385)        235        --
Real estate ................................        540         826         (92)       --
                                                -------     -------     -------     -------
Operating profit ...........................        600         919          98        (632)
Corporate expenses, less other income ......     (5,444)     (8,329)     (6,652)     (4,368)
Reserves for value of real estate properties     (2,732)     (4,180)       --          --
Interest, net ..............................     (1,841)     (2,816)         (6)      1,662
Income taxes ...............................       (389)       (595)       (420)        (39)
                                                -------     -------     -------     -------
Net loss ...................................     (9,806)    (15,001)     (6,980)     (3,277)
                                                =======     =======     =======     =======

Operating profit/(loss) is total revenues less operating expenses, excluding interest, corporate expenses and other income/(expense).

       Capital expenditure and depreciation expense

Capital expenditure and depreciation expense relate primarily to the Company's motorcycle segment in 1996, 1995 and 1994.

                                1996          1996          1995          1994
Identifiable assets            US$'000       Lire m.       Lire m.       Lire m.

Motorcycles ............        48,190        73,731        58,656        47,206
Steel tubing ...........         6,314         9,661         8,808          --
Real estate ............        19,778        30,260        41,904          --
Corporate ..............        28,015        42,860        73,462        71,475
                               -------       -------       -------       -------
                               102,297       156,512       182,830       118,681
                               =======       =======       =======       =======

Identifiable assets for operating industry segments are those identifiable assets used by those industry segments. There are no shared assets. Corporate assets are represented by cash, investments, tax and other receivables, financing of the operating industry segments.


                                       68                                   F-32

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

19. COMMITMENTS AND CONTINGENCIES

       Commitments to repurchase shares

The Company is required to deposit investments in the amount of Lit. 15,000 million, which amount has been reduced by investment in zero coupon securities, as collateral for a letter of credit securing the repurchase of 776,530 shares formerly owned by Mr. De Tomaso -- see Note 4. As of December 31, 1996, investments for a total of Lit. 14,511 million are held as security for the repurchase. The Company also has commitments, unsecured, to repurchase 73,100 shares from Finprogetti -- see Note 4. The estimated fair value of such commitment is Lit. 1,333 million at December 31, 1996.

       Litigation

The Company and its subsidiaries are involved in litigation in the normal course of business. Management does not believe, based on the advice of its legal advisors, that the final settlement of such litigation will have an adverse effect on the Company's consolidated financial statements as of December 31, 1996.

       Loss of control over material subsidiary and contingent share repurchase obligation.

As more fully described in Note 5, the terms of sale of preferred stock in the Company's Moto Guzzi Corp. subsidiary provide for certain adverse consequences if the Company does not complete an initial public offering of Moto Guzzi Corp. common stock by June 30, 1998 or January 16, 2002.

20. CONCENTRATION OF CREDIT RISKS

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base. Sales to governmental bodies in Italy are significant as a whole, but no single government body represents more than 10% of net sales.

The Company maintains cash and cash equivalents, and short and long term investments with various financial institutions of national standing in Italy and the United States.

21. FINANCIAL INSTRUMENTS

The Company does not enter into foreign exchange contracts in the normal course of its business. In 1995 and 1996 the Company entered into a domestic currency swap through March 1996 for U.S. $10,000,000 in connection with the redemption offer discussed in Note 4.


                                       69                                   F-33

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

21. FINANCIAL INSTRUMENTS (CONTINUED)

       Off balance sheet risk

As described in Note 5, the Company has a commitment denominated in U.S. Dollars to repurchase shares formerly owned by its ex-Chairman, Mr. De Tomaso. At the exchange rate at December 31, 1996, this commitment amounts to Lit. 13,390 million. The Company has not hedged against this off balance sheet exchange risk.

       Fair value of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

Cash and cash equivalents: the carrying amount of cash and cash equivalents reported by the Company approximates their fair value.

Short and long term debt: the carrying amount of the Company's borrowings under its short-term credit arrangements approximates their fair value. The fair values of the Company's long-term debt are estimated using cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Fixed interest securities which have maturities from one to three years: fair value for marketable quoted securities is based on market price and for non marketable securities, is estimated using discounted cash flow analysis based on similar investments available as at the balance sheet date. There are no significant differences between fair value and carrying value for any of the Company's financial instruments as at December 31, 1996 and 1995.

22. SUBSEQUENT EVENTS

       Sale of real estate

On March 18, 1997, the Company entered into an agreement to sell its subsidiary which owns the Cologne, Italy property.

Under the terms of the agreement, the purchaser will assume the mortgage loans over the property and pay the balance of the purchase price in installments through December 31, 1997. The Company has granted the purchaser an option to settle the final installment in cash of Lit. 2,040 million or by way


                                       70                                   F-34

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

22. Subsequent Events (Continued)

of 120,000 shares of the Company's common stock to be valued at the higher of $10.00 and the market value of the shares at December 31, 1997. The sale is expected to close by the transfer of shares of the subsidiary in early April 1997. An advance of Lit. 500 million was received on March 18, 1997 and a further installment of Lit. 1,928 million and a bank guarantee over the second installment of Lit. 2,040 million, due July 1, 1997, will be delivered against transfer of the shares.

On closing, the purchaser, who is a shareholder of Domer S.r.l. a company which is 25% owned by the Company, has pledged to deliver 120,000 of the Company's shares to collateralize the final installment. When the transaction is accounted for in 1997, the Company will reclassify these 120,000 shares from 'shareholders' equity' to 'shares subject to repurchase' to reflect this option.

In accordance with FASB Statement No. 121, the Company has made reserves of Lit. 1,680 million ($1,098,000) against this property in 1996 which reserves include amounts to reflect the current market price of its shares of approximately $8.00 compared to the $10.00 minimum value of the option conceded. As part of the agreement, the Company has also guaranteed 80% of the current level of rentals for a period of one year in the case that the existing rental contract is not renewed in July 1998. The Company has the right, in such circumstances, to seek other tenants and mitigate this contingent liability.

       Termination of agreement to acquire Carey Winston

In February 1997, the Company and Carey Winston agreed to terminate their agreement pursuant to which the Company was to acquire Carey Winston. The termination was mutually agreed to by the parties in accordance with the terms of their agreement.

Carey Winston will pay the Company $1,200,000 (Lit. 1,836 million), representing repayment of a loan of $1,000,000 (Lit. 1,530 million) previously made and a payment in respect of expenses incurred and an additional sum payable under certain circumstances.

       Transfer of Controlling Interest

       Finprogetti S.p.A., the largest shareholder of the Company, agreed in March 1997 to sell to Tamarix Investors, Ltd.,1,000,000 shares of the Company's common stock. Tamarix and Finprogetti have agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 635,000 shares of common stock owned by Finprogetti. The put option is exercisable for a one year period, beginning on the first anniversary of the closing of the 1,000,000 share purchase and sale and the call option is exercisable during the two year period beginning on such closing date. During such two year period, Tamarix will have a proxy from Finprogetti to vote such 635,000 shares.


                                       71                                   F-35

Trident Rowan Group, Inc. and Subsidiaries
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1996

22. SUBSEQUENT EVENTS (CONTINUED)

In addition, Finprogetti is required to deliver the resignations from the Company's Board of Directors of five persons who had been nominated at the request of Finprogetti. In connection with the foregoing the Company has agreed to (a) engage Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of $200,000 per year, (b) issue to Centaurus Management LDC, the manager of Tamarix a warrant to purchase 1,250,000 shares of common stock with an exercise price equal to the offering price per share of common stock in a public securities offering of the Company as to which the Company filed a registration statement in February, 1997, exercisable for a three year period, (c) register the shares of the Company purchased by Tamarix from Finprogetti as well as the shares underlying such warrants, and (d) cause the By-Laws or the Certificate of Incorporation of the Company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of the three classes, (ii) provide for a representative of Tamarix to be Chairman of the Board of the Company, (iii) provide that Tamarix's consent will be required to further amend the Company's Certificate of Incorporation, and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include the Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix.


                                       72                                   F-36

Trident Rowan Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------
                   Col A                             Col. B                 Col. C                    Col. D            Col. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (1)             (2)
                                                   Balance at      Charged to      Charged to                          Balance at
                                                    beginning       costs and        other           Deductions         end of
                Description                         of period       expenses        accounts.         Describe          period
                                                                                    Describe
------------------------------------------------------------------------------------------------------------------------------------

            In millions of Italian Lire
            ---------------------------

            Year ended December 31, 1996
            ----------------------------

Deducted from asset accounts:
        Allowance for doubtful accounts ........     3,468            708               -              (476) (a)         3,700
        Inventory obsolescence reserve .........     6,612            702               -            (2,013) (b)         5,301
        Impairment losses for real estate ......         -          3,680               -                 -              3,680
                                                    ------          -----          ------           -------             ------
                                                    10,080          5,090               -            (2,489)            12,681
                                                    ======          =====          ======           =======             ======

            Year ended December 31, 1995

Deducted from asset accounts:

        Allowance for doubtful accounts ........       571            433           2,464 (c)                            3,468
        Inventory obsolescence reserve .........     5,451          1,772               -              (611) (b)         6,612
                                                    ------          -----          ------           -------             ------
                                                     6,022          2,205           2,464              (611)            10,080
                                                    ======          =====          ======           =======             ======

            Year ended December 31, 1994

Deducted from asset accounts:

        Allowance for doubtful accounts ........       588             91               -              (108)               571
        Inventory obsolescence reserve .........     7,144            669               -            (2,362)             5,451
                                                    ------          -----          ------           -------             ------
                                                     7,732            760               -            (2,470)             6,022
                                                    ======          =====          ======           =======             ======

            In thousands of US Dollars(1)

            Year ended December 31, 1996

Deducted from asset accounts:

        Allowance for doubtful accounts ........     2,266            462               -              (312)             2,416
        Inventory obsolescence reserve .........     4,321            458               -            (1,316)             3,463
        Impairment losses for real estate ......         -          2,405               -                                2,405
                                                    ------          -----          ------           -------             ------
                                                     6,587          3,325               -            (1,628)             8,284
                                                    ======          =====          ======           =======             ======

----------

        (a) Amounts written off
        (b) Disposal of inventory
        (c) Acquisitions of business
        (1) Translated solely for the convenience of the reader at the approximate exchange rate at December 31, 1996 of $1.000 : Lit. 1,530


                                       73                                   F-37

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following information concerns the directors, officers, key employees of and consultants to the Company.

Name                                                Age                    Position
----                                                ---                    --------

Francesco Pugno Vanoni*.........................     67      Chairman of the Board and member of the Executive
                                                             Committee
Mario Tozzi-Condivi.............................     71      Vice Chairman, Director and member of the Executive
                                                             Committee
Howard E. Chase.................................     60      President, Chief Executive Officer, Director and member
                                                             of the Executive Committee
Albino Collini..................................     55      Executive Vice President, Chief Operating Officer,
                                                             Director and member of the Executive Committee
Carlo Previtali.................................     52      Secretary and Treasurer
Giovanni Avallone*..............................     54      Director and member of the Executive Committee
Roberto Corradi*................................     59      Director
Santiago De Tomaso..............................     40      Director
Carlo Garavaglia*...............................     52      Director
Maria Luisa Ruzzon*.............................     49      Director
Emanuel Arbib**.................................     30      Director
Nicola Caiola**.................................     71      Director
Mark S. Hauser**................................     39      Director
Dr. Arno Morenz**...............................     58      Director
Louis Perlman**.................................     50      Director
William Spier**.................................     62      Director(o)

----------

* Upon the consummation of the Tamarix/Finprogetti Acquisition, these directors have agreed to resign from their positions with the Company. (See "Business-Recent-Transfer of Controlling Interest to Tamarix")

** Upon consummation of the Tamarix/Finprogetti Acquisition, these persons will be appointed to the Board of Directors.

o Upon consummation of the Tamarix/Finprogetti Acquisition, Mr. Spier will be appointed Chairman of the Board.

         Francesco Pugno Vanoni has served as Chairman of the Board since October 1995 and as President and director of Finprogetti S.p.A. for more than five years prior thereto. He is also, and has been for more than the past five years, the President and Director of Ceccato, S.p.A., which is a major

European manufacturer of vehicle washing equipment and systems and air compressors, which are sold internationally.

         Mario Tozzi-Condivi has served as Director of the Company since 1993, and as Vice Chairman since October 1995. He has also served as Director of Moto Guzzi, S.p.A. since July 1995; President of Maserati Automobiles Incorporated, the Company's former subsidiary, from February 1989 until 1996; Chairman of the Board of Maserati U.K. Ltd., 1986 to 1987; and has been an independent consultant to automobile importers, distributors and dealers in England, Italy, Singapore and South Africa, since 1984.

         Howard E. Chase has served as Director of the Company since 1971, as Secretary of the Company and Company counsel from 1971 until September 1995 and President and Chief Executive Officer of the Company since October 1995. He has also served as Vice-President of the Company from 1986 to October 1995; a partner of Morrison Cohen Singer & Weinstein, LLP from April 1984 until September 1995; and a director of Thoratec Laboratories, Inc., a Nasdaq-traded company since 1987.

         Albino Collini has served as Director of the Company since 1995, and Executive Vice President and Chief Operating Officer of the Company since October 1995. He has also served as a Director of Moto Guzzi since July 1995; founder and President of T.I.M. S.p.A. and predecessors since 1987; Managing Director of Finprogetti S.p.A. from July 1995 until May 1996; and Director of Finprogetti International Holding, S.A. since October 1993.

         Carlo Previtali is Secretary and Treasurer of the Company since July 1995. He has also served as Director of Finprogetti International Holding, S.A. from November 1988 to December 1994; Director of Nolan S.r.l., a manufacturer of motorbike helmets, from May 1989 to November 1990; Chief Executive Officer of Profin S.p.A., an investment company from January 1990 to December 1995; Director of Cem S.p.A., a manufacturer of compressors, from March 1990 to January 1991; Chief Executive Officer of Unifin, S.r.l., an investment company from March 1990 to October 1991; Director of Progetti Cosmetics S.r.l. from June 1991 to June 1994; Director of Oikos S.r.l., an investment company from September 1991 to March 1993; Director of Team Finanziaria S.r.l., an investment company from October 1991 to July 1993; Chief Executive Officer of Finprogetti Investimenti Immobiliare, S.p.A. from February 1993 to October 1995; Director of Finproservice, S.p.A. from March 1993 to September 1994; Director of O.A.M., S.p.A. since July 1995; Director of American Finance, S.p.A. since July 1995; Director of Opticos S.r.l., a manufacturer of sport glasses, from May 1983 to July 1991; San Giorgio S.r.l., in which Mr. Previtali held a non-executive post until he resigned in November 1993, has been in "controlled administration" in Italy since 1995. Controlled Administration is roughly analogous to United States bankruptcy reorganization. He served as an officer of Finprogetti S.p.A. from 1983 until June 1996.

         Giovanni Avallone has served as Director of the Company since July 1995 and has served as Director of Finprogetti from February 1993 until June 1996. He has also served as Director and President of L.I.T.A. S.p.A. since February 1995; a Director of T.I.M. since December 1994 and

Director of Interim S.p.A. since April 1993. Mr. Avallone has served as a director of financial and strategic planning at Ori Martin S.p.A., a steel mill, since 1990. Since 1990 he has served in a similar capacity at Finoger S.p.A. which is engaged in investment finance. Mr. Avallone served as President of Comadepur, a water purification joint venture from 1990 to 1994, and served as the manager responsible for mergers and acquisitions at Viveco S.r.l. from 1990-1995.

         Roberto Corradi has served as Director of the Company since 1989, and as Chairman of Progetto S.a.A. di Roberto Corradi & Co., an architectural firm, since 1987.

         Santiago De Tomaso has served as Director of the Company since 1993 and President and Chief Operating Officer of the Company from 1993 to October 1995; as Sales and Promotion Manager and Member of the Board of Directors of De Tomaso Modena S.p.A., an unrelated company, for more than the past five years; Vice President of Immobiliare Canalgrande S.p.A. for more than the past five years; Administratore Unico of Storm S.r.l. since May 1992; and as a Director of Moto Guzzi S.p.A. and of Trident Rowan Servizi S.p.A., each for more than the past five years.

         Carlo Garavaglia has served as Director of the Company since 1995, and as a Member of Studio Legale Tributario Associates, a law firm in Milan, for more than five years. He has also served as a Director of Trident Rowan Servizi since May 1994 and Chairman of its board of directors since July 1995; Director and President of Moto Guzzi since July 1995; Director of O.A.M. since May 1994; Chairman of the Board of O.A.M. since July 1995; Director of Finprogetti Investimenti Immobiliare S.p.A. since October 1993; Director of Grand Hotel Bitia S.r.l. since March 1994; Director of T.I.M. since December 1994; Director of Trident's Financiere S.r.l. since December 1990; and Director of Finprogetti S.p.A. from September 1993 until June 1996.

         Maria Luisa Ruzzon has served as Director of the Company since July 1995 and had served as Director of Finprogetti from February 1993 until June 1996. She was the sole Director of Filatura di Novana, a textile mill, from 1990 until 1992, has been a Director of Metano Parese S.p.A., a natural gas distributor, since 1990, and a General Manager of Maglificio Giovanni Brugnoli S.p.A. since June 1993.

         Emanuel Arbib, is the Managing Director of Capital Management Ltd, an international money management firm based in Jersey, Channel Islands with more than $200 million under management. The firm specializes in high quality sector of the global fixed income market. He is also the co-founder and Managing Director of Global Investment Advisors, a London based investment company. Since January 1996 he has served as Managing Director of BioSafe Europe, an affiliate of BioSafe International Inc., a publicly traded company engaged in waste management and landfill reclamation. Since September 1996 he has served as a director of International Capital Growth Ltd., and its European subsidiary Capital Growth (Europe) Ltd., investment banking firms. From 1990 until 1991 Mr. Arbib headed the Italian desk for Eurobond sales at Prudential Bache Securities
(UK) Ltd.

         Nicola Caiola, has been the sole shareholder, chairman and Managing Director of Services Financiers S.A., a Swiss private financial consulting firm in the mergers and acquisitions field, since 1979.

         Mark S. Hauser, is an attorney and founder and Managing Director of Tamarix Capital Corporation, a New York-based merchant and investment banking firm. Between 1986 and 1990, Mr. Hauser was Managing Director at Ocean Capital Corporation, an international investment banking firm. In 1991, Mr. Hauser founded Hauser, Richards & Company, also an international investment banking firm. He currently serves as Vice Chairman and a director of Holmes Protection Group, a security alarm company, and a director of ICC Technologies, Inc.,a high-technology air conditioning manufacturer, EA Industries, Inc., an electronic contract manufacturer, Global One Distribution and Merchandising, Inc., a trend merchandising company, Integrated Technologies of Israel, Ltd., a joint venture of an investment group and Israel Aircraft Industries, and of Direct Language Communications, Inc., a multilingual communication serves company.

         Dr. Arno Morenz, served as the chairman of the board of management of Achener Ruckversicherung, a German reinsurance firm, from 1984 until 1996, when the firm was acquired by a unit of General Electric Capital. He was subsequently appointed to the firm's supervisory board, and is the chairman of three companies within the larger reinsurance group which specialize in non-traditional reinsurance.

         Louis Perlman, is a citizen of Holland, and U.S. resident. He is engaged in the business of investing in, acquiring and managing troubled companies. Since 1996 he has served as a director of and substantial investor in Multi-Color corp., a publicly held commercial printing and packaging company. Between 1988, when he acquired it from McGraw-Hill, Inc., and 1996 when the company was sold, he served as chairman and chief executive officer of Chemical Week Associates, a publisher of trade periodicals in the chemical industry. He has also invested in, and served on the boards of directors of, Technogenetics, Inc. and of Innovir Laboratories, Inc., both publicly held companies.

         William Spier, is a founder and Managing Director of Tamarix Capital Corporation. From May 1991 until October 1996, he was chairman and chief executive officer of DeSoto, Inc., a manufacturer of household cleaners and detergents. DeSoto was acquired by Keystone Consolidated Industries, Inc., a Texas-based manufacturer of steel and wire rods, of which Mr. Spier is a director. Mr. Spier is also currently a director of Geotek Communications, Inc., a wireless telecommunications company, Video Lottery Technologies, a supplier of software, equipment and related services on-line and video lotteries and gaming programs, EA Industries, Inc., and Integrated Technologies, Inc., a computer peripheral and telecommunications device and software company. From 1982 until 1989, Mr. Spier was a private investor, having been Vice Chairman of Phibro-Salomon, Inc. until 1982.

         Each of Finprogetti, Mario Tozzi-Condivi, Albino Collini and Howard E. Chase had agreed, in connection with this Finprogetti Acquisition, to vote all shares he or it may hold in favor of a slate of nominees consisting of five persons designated by Finprogetti and five persons designated by management. Upon consummation of the Tamarix/Finprogetti Acquisition Agreement, each of such persons has agreed to terminate the voting agreement. Pursuant to the Tamarix/Finprogetti Acquisition Agreement, however, Tamarix will have the right to designate three nominees for election or Directors, and the right to reasonably approve three other independent directors. See "Transfer of Controlling Interest to Tamarix."

         None of the present directors of the Company except Mr. Chase is a director of any other company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 ("Exchange Act") or of any company registered as an Investment Company under the Investment Company Act of 1940. There is no family relationship among any of the members of the Board of Directors or the officers of the Company. Upon reconstruction of the board following consummation of the Tamarix/Finprogetti Acquisition Agreement, Messrs. Hauser, Perlman and Spier will also be Directors of the Company who also serve as directors of other companies with a class of securities registered under the Exchange Act.

         The Board of Directors established an Audit Committee in 1995 which, as of December 31, 1996, consisted of the following: Howard E. Chase, Carlo Garavaglia and Carlo Previtali. The Audit Committee is charged with the responsibility to review the performance of the independent accountants as auditors for the Company, discuss and review the scope and the fees of the prospective annual audit, review with the auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review their final report with the auditors, review with the auditors overall accounting and financial controls, and be available to the auditors during the year for consultation purposes. In addition, the Audit Committee is charged with conducting an appropriate review of all related party transactions on an ongoing basis and a review of potential conflict of interest situations. The Board of Directors also authorized, but has not yet appointed members of, a Compensation Committee, charged with the responsibility to review and make recommendations to the Board regarding salaries, compensation and benefits of executive officers and key employees of the Company.

Item 11. Executive Compensation

         The following table shows, for the three years ended December 31, 1996, 1995 and 1994, the cash compensation paid or accrued for those years to the President of the Company and each of the four most highly compensated executive officers of the Company other than the President whose aggregate annual salary and bonus exceeded $100,000 for the Company's last year in all the capacities in which they served with respect the year ended December 31, 1996 ("Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                              Annual Compensation
                                                              -------------------

                                                         Year      Salary(Lit./$)(1)    Bonus(Lit./$)
Name and                                                 ----      -----------------    -------------      Other
Principal                                                                                                  Annual
Position                                                                                                Compensation
--------                                                                                                ------------

Santiago De Tomaso ...............................       1994     Lit. 100,000,000/           -0-            -0-
President of the Company until October 28, 1995                           ($65,359)
                                                         1995     Lit.  76,500,000/           -0-            -0-
                                                                          ($50,000)

Howard E. Chase ..................................       1995     Lit. 155,737,000/           -0-            -0-
President and Chief Executive Officer since                              ($101,789)
October 28, 1995                                         1996     Lit. 573,750,000/           -0-            -0-
                                                                         ($375,000)

Albino Collini(2) ................................       1995     Lit. 186,700,000/       50,000,000/        -0-
Executive Vice President since October 28, 1995                          ($122,026)         ($32,680)
                                                         1996     Lit. 382,500,000/  Lit. 76,500,000/        -0-
                                                                         ($250,000)         ($50,000)

Mario Tozzi-Condivi(3) ...........................       1995     Lit.  93,414,000/           -0-            -0-
Vice Chairman since                                                       ($61,055)
October 28, 1995                                         1996     Lit. 283,050,000/           -0-            -0-
                                                                         ($185,000)

Domenico Costa ...................................       1995     Lit. 237,850,000/           -0-            -0-
President of T.I.M                                                       ($155,458)
                                                         1996     Lit. 240,000,000/           -0-            -0-
                                                                         ($156,863)

Arnolfo Sacchi ...................................       1994     Lit. 192,000,000/           -0-            -0-
Administrative Delegato of Moto Guzzi since 1994                         ($125,490)
                                                         1995     Lit. 223,519,700/           -0-            -0-
                                                                         ($146,092)
                                                         1996     Lit. 240,000,000/           -0-            -0-
                                                                         ($156,863)

Carlo Previtali ..................................       1996     Lit. 240,000,000/           -0-            -0-
Treasurer and Secretary                                                  ($156,863)



                                                                Long-Term Compensation
                                                                ----------------------

                                                                   Awards            Payouts
                                                                   ------            -------

Name and                                                 Restricted
Principal                                                  Stock        Options/      LTIP
Position                                                 Awards($)       SARs       (Payouts)
--------                                                 ---------       ----       ---------

Santiago De Tomaso ...............................           -0-           -0-         -0-
President of the Company until October 28, 1995
                                                             -0-        30,000         -0-

Howard E. Chase ..................................           -0-       300,000         -0-
President and Chief Executive Officer since
October 28, 1995                                             -0-           -0-         -0-

Albino Collini(2) ................................           -0-       150,000         -0-
Executive Vice President since October 28, 1995
                                                             -0-           -0-         -0-

Mario Tozzi-Condivi(3) ...........................           -0-       200,000         -0-
Vice Chairman since
October 28, 1995                                             -0-           -0-         -0-

Domenico Costa ...................................           -0-        60,000         -0-
President of T.I.M
                                                             -0-           -0-         -0-

Arnolfo Sacchi ...................................           -0-           -0-         -0-
Administrative Delegato of Moto Guzzi since 1994
                                                             -0-           -0-         -0-

                                                             -0-           -0-

Carlo Previtali ..................................           -0-           -0-         -0-
Treasurer and Secretary

-----------

The aggregate amount of all perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the greater of $50,000 or 10% of such Officer's salary.

(1) Lire amounts have been converted to dollars at the rate of 1,530 lire per U.S. Dollar, the approximate rate in effect on December 31, 1996.

(2) Does not include Lit. 376,767,000 ($246,253) received in respect of a certain T.I.M. engagement antedating the Company's acquisition of T.I.M. as part of the Finprogetti Transaction.

(3) The above amounts, plus expenses were paid to Como Consultants Limited, an Isle of Jersey company, which provides the Company with the services of Mr. Tozzi-Condivi. No other form of compensation was paid to Como Consultants or to Mr. Tozzi-Condivi.

Stock Option Plans

         In order to attract and retain employees, the Board of Directors adopted, and the shareholders approved, the 1995 Non-Qualified Stock Option Plan ("1995 NQ Plan") and the 1995 Stock Option Plan for Outside Directors ("1995 Directors Plan"). The 1995 NQ Plan and the 1995 Directors Plan are referred to collectively as the "1995 Plans". Options to purchase an aggregate of 2,150,000 shares of common stock (subject to antidilution adjustments under certain circumstances) may be awarded under the 1995 Plans.

         1995 NQ Plan

         The Board of Directors has authorized the grant of 2,000,000 options under the 1995 NQ Plan. In connection with the execution of employment agreements, a total of 960,000 of such options were granted in 1995, each at an exercise price of $12.26 per share to ten officers and key employees, six of whom are also members of the Board of Directors. An additional 22,500 options were granted in 1996, each with an exercise price of $12.26 per share, to the two executive officers of Moto America, Inc. in connection with the Company's acquisition. The options vest over three or five years in equal proportions. See "Option Grants."

         The 1995 NQ Plan is administered by a committee consisting of two members of the Board, neither of whom for at least one year prior to such member's commencement of service, received any discretionary grant of options under the 1995 NQ Plan or otherwise. Members of the committee are not entitled to receive grants under the 1995 NQ Plan. The maximum number of options which any optionee may receive is 350,000 per calendar year.

         All officers and employees who, in the opinion of the committee have made or are expected to make key contributions to the success of the Company are eligible to receive options under the Plan. The committee may determine, subject to the terms of the 1995 NQ Plan, the persons to whom options will be awarded, the number of shares and the specific terms of each option granted. Officers and key employees of companies acquired or operated by the Company or its subsidiaries may also be option recipients. Specific performance or other criteria governing the granting of the remaining options have not yet been established by the committee. Options may not be granted at an exercise price below the fair market value on the date of grant.

         If an option expires unexercised, is surrendered by the grantee for cancellation, is canceled or otherwise becomes nonexercisable, the shares underlying the grant will again become available for the granting of new options under the 1995 NQ Plan.

         The plan is subject to amendment by a majority of those members of the Board of Directors who are ineligible to receive options, but the Board may not
(i) change the total number of shares of stock available for options; (ii) increase the maximum number of options; (iii) extend the duration of the plan;

(iv) decrease the minimum option price or otherwise materially increase the benefits accruing to recipients; or (v) materially modify the eligibility requirements.

         1995 Directors' Plan

         All non-employee directors, who were never previously employed by the Company or eligible to receive options, will annually receive, on each January 2 beginning in 1996, options to purchase 5,000 shares under the 1995 Directors Plan. Newly appointed or elected non-employee directors receive a grant upon taking office.

         A total of 20,000 options under the plan were granted in each of 1996 and 1997. Options granted in 1996 are exercisable at $12.26 per share and options granted on January 2, 1997 are exercisable at $9.313 per share. Options to be granted in future years will be exercisable at the reported closing price of the stock on January 2 of the year of grant. Options are not exercisable until the later of January 2 of the year succeeding the date of grant or six months following the date of grant.

         The authority to grant options under 1995 Directors Plan will terminate on the earlier of December 31, 2005 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan which is 150,000, 110,000 of which remain available for issuance.

         The plan may be amended by the Board of Directors except that provisions thereof concerning granting of options may not be amended more than once every six months unless necessary to comply with the Internal Revenue Code or the Employee Retirement Income Security Act.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No stock options or SARs were granted in the fiscal year ended December 31, 1996 to any of the Named Executive Officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at the end of 1996. None of the unexercised options held by the Named Executive Officers at the end of 1996 were in the money.

                                                                             Number of Shares
                                                                          Underlying Unexercised
                                                                             Options/SARs at
                                                                           Fiscal Year-End (#)
                                 Shares
                                Acquired
                                   on              Value
Name                         Exercise(#)(1)     Realized($)            Exercisable       Unexercisable
----                         --------------     -----------            -----------       -------------

Howard E. Chase, CEO........        -                -                     60,000           240,000
Mario Tozzi Condivi.........        -                -                     40,000           160,000
Albino Collini..............        -                -                     30,000           120,000
Santiago De Tomaso..........        -                -                     10,000            20,000
Domenico Costa..............        -                -                     20,000            40,000
Carlo Previtali.............        -                -                     20,000            40,000

-----------

(1) None of the Named Executive Officers exercised any stock options in 1996.

(2) Based on the fair market value per share of the Common Stock of $9.125, which was the closing price of the Common Stock on the Nasdaq SmallCap Market on December 31, 1996.


Compensation of Directors

         Non-employee members of the Board of Directors of the Company will each be paid $4,000 per year from the Company for services rendered in their capacity as such and will receive automatic grants of stock options. Officers of the Company or its subsidiaries who are members of the Board of Directors of the Company and employees receive compensation for services rendered in their capacities as officers only, and may be entitled to discretionary grants of stock options.

Compensation Committee Interlocks and Insider Participation

         The Company's Board of Directors established a compensation committee on October 28, 1995, but it has not convened. The Company and each of its subsidiaries has, to date, addressed all compensation issues through its or their respective boards of directors. All present members of the Board of Directors other than Ms. Ruzzon and Mr. Corradi served as executive officers and/or employees of the Company and/or one or more of the Company's subsidiaries in 1996.

         Messrs. Tozzi-Condivi, Chase, Pugno Vanoni, Garavaglia and Previtali engaged in transactions with the Company during 1996 in addition to serving as a director and/or officer of the Company. See "Certain Transactions."

Board Compensation Committee Report on Executive Compensation

         The compensation policy implemented by the Company and its subsidiaries for the compensation of executive officers calls for consideration of the nature of each executive officer's work and responsibilities, unusual accomplishments or achievements on the Company's behalf, the time expended in connection with that executive officer's duties, years of service, and the Company's (or subsidiary's) financial condition generally. Historically, overall corporate performance has not been a significant factor in establishing compensation. However, as a result of the Finprogetti Acquisition and the many changes to the Company's governing structure, including the creation of an Executive Committee and Compensation Committee of the Board of Directors, other and additional factors are likely to be included in compensation policies, including overall corporate performance, and performance of individual units of the Company.

Employment Contracts

         In November 1995, the Company entered into employment agreements with each of Howard E. Chase, Albino Collini, Giovanni Avallone, Domenico Costa and Carlo Previtali, an agreement for limited services with Francesco Pugno Vanoni, and a Consulting Agreement with Como Consultants, Limited, a corporation which provides the services of Mario Tozzi-Condivi. The agreements with Messrs. Chase, Collini and Pugno Vanoni and with Como Consultants are for a term of five years, and all other agreements are for a term of three years, subject, in all cases, to early termination under certain conditions. Pursuant to such agreements Mr. Chase serves as President and Chief Executive Officer at a base salary of $375,000 per year, Mr. Collini serves as Chief Operating Officer at a base salary of $250,000 per year plus a guaranteed additional payment of $50,000 per year and Mr. Tozzi-Condivi serves as Vice Chairman of the Board and Chairman of the Executive Committee at a base compensation of $185,000 per year. All such agreements include cost-of-living increases and non-competition provisions for a period of two years after termination of employment. The three-year agreement with Mr. Previtali provides for his serving as Treasurer of the Company at a salary of Lit. 240 million ($156,863) per year, the agreement with Mr. Avallone provides for his serving on a part-time basis as Director of Special Projects and Merchant Banking at an annual salary of Lit. 60 million ($39,216), and the agreement with Mr. Pugno Vanoni provides that in any year in which he serves on the Company's Executive Committee, he will receive a salary of Lit. 80 million ($52,288) or such year. Mr. Costa is employed as Managing Director of T.I.M. for three years at a salary of Lit. 240 million ($156,863) per year. In connection with the Tamarix/Finprogetti Acquisition Agreement, Mr. Pugno Vanoni has agreed to terminate his employment agreement.

         The compensation of the Named Executive Officers in 1996 was the result of the negotiated employment agreements described above, and not the implementation of a compensation policy.

Comparative Stock Performance Graph

         The following is a graph comparing the annual percentage change in the cumulative total shareholder return of the Company's common stock with the corresponding returns of the published Dow Jones Equity Market Index and Dow Jones Other Recreational Products Index and the Nasdaq Non-Financial Index compiled by Research Data Group for the Company's five years ended December 31, 1992 to 1996, inclusive.

                                                                             Total Return-Data Summary
                                                                             -------------------------

                                                                               Cumulative Total Return
                                                                               -----------------------

Research Data Group                                       TRGI   12/91      12/92       12/93      12/94      12/95     12/96
-------------------                                       ----   -----      -----       -----      -----      -----     -----

Trident Rowan Group, Inc............................      TRGI    100        100         57         264        296       261
DJ EQUITY MARKET....................................      IDOW    100        109         119        120        167       206
DJ OTHER RECREATIONAL PRODUCTS......................      IREQ    100        119         137        144        190       228
NASDAQ NON-FINANCIAL................................      INNF    100        109         126        121        169       206

Item 12.

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information concerning the beneficial ownership of capital stock of the Company as of April 7, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and director-nominees and Named Executive Officers, and (iii) all directors and officers as a group. Unless otherwise indicated, each person indicated in the table has sole voting and investment power with respect to the shares shown.

                                                                  Number of Shares          Percentage
Name and Address of Beneficial Owner**                           Beneficially Owned     Beneficially Owned
--------------------------------------                           ------------------     ------------------

Finprogetti, S.p.A...........................................       1,708,350(1)              43.8%
   Via Fieno 8
   Milan, Italy 20123
Tail Trust
   c/o Pirunico Trustees (Jersey)(2).........................         776,530                 19.9
   Limited Account 282
      44 Esplanade House
      St. Helier, Jersey
      Channel Islands
Howard E. Chase(3)...........................................          70,000                  1.8
Albino Collini(4)............................................         165,972                  4.3

                                                                  Number of Shares          Percentage
                                                                  ----------------          ----------
Name and Address of Beneficial Owner**                           Beneficially Owned     Beneficially Owned
--------------------------------------                           ------------------     ------------------
Francesco Pugno Vanoni(4)....................................          32,971                   *
Mario Tozzi-Condivi(5).......................................          40,000                   *
Santiago De Tomaso(6)........................................          10,000                   *
Domenico Costa(7)............................................          20,000                   *
Arnolfo Sacchi(7)............................................          20,000                   *
Giovanni Avallone............................................            -0-
Roberto Corradi..............................................            -0-
Carlo Garavaglia.............................................            -0-
Maria Luisa Ruzzon...........................................            -0-
Emanuel Arbib................................................            -0-
Nicola Caiola................................................            -0-
Mark S. Hauser (8)...........................................            -0-
Dr. Arno Morenz..............................................            -0-
Louis Perlman................................................            -0-
William Spier (8)............................................            -0-
All officers and directors as a Group........................         398,943(9)             9.7%

-----------

*        Less than 1%.
** Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock upon the exercise of options, warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) Excludes 165,972 shares owned beneficially by Albino Collini and 32,971 shares owned beneficially by Francesco Pugno Varoni. Includes 73,110 shares which are subject to repurchase pursuant to an agreement with the Company. 1,635,000 of such shares are subject to the Tamarix/Finprogetti Acquisition Agreement. See "Recent Transactions-Transfer of Controlling Interest to Tamarix" for a description of the agreement to sell such shares to Tamarix. Upon consummation of the Tamarix/Finprogetti Acquisition Agreement, Tamarix will be the beneficial owner of 2,885,000 shares, including the 635,000 shares held by Finprogetti subject to a call option by Tamarix and a put option by Finprogetti, and 1,250,000 shares of stock underlying warrants granted to Centaurus or, after giving effect to the Offering, 45% of all shares deemed outstanding. In such event, Finprogetti will own less than 2% of the shares outstanding.

(2) Pirunico Trustees (Jersey) Limited is the trustee of the Tail Trust, which acquired by gift shares formerly owned by the Company's former principal shareholder and Chairman.

(3)      Includes 60,000 shares purchasable upon exercise of options.

(4) Mr. Collini is a former officer of, and Mr. Pugno Vanoni is a former officer and director and a current shareholder, of Finprogetti, S.p.A., which beneficially owns 1,708,350 shares. Neither has authority to dispose of or vote the shares of Finprogetti, and disclaims beneficial ownership thereof. Of the shares owned beneficially by Mr. Collini, 135,972 are held of record by Tairona, S.A., a Luxembourg corporation affiliated with Mr. Collini, and 30,000 represent options exercisable within 60 days. Of the shares owned by Mr. Pugno Vanoni, 8,000 represent options exercisable within 60 days.

(5)      Includes 40,000 shares purchasable upon exercise of options.

(6)      Includes 10,000 shares purchasable upon exercise of options.

(7)      Includes 20,000 shares purchasable upon exercise of options.

(8)      Messrs. Hauser and Spier are principals of Tamarix Capital Corporation.

(9)      Includes 228,000 shares purchasable upon exercise of options.


Item 13.

                              CERTAIN TRANSACTIONS

         In 1995, the Company repurchased shares previously owned by its former Chairman of the Board, and agreed to repurchase the remaining 776,530 shares formerly so held. See "Business-Recent Transactions-Repurchase of Former Chairman's Shares." The Company repurchased 32,330 shares in 1996, and has also agreed to repurchase an additional 73,110 shares from Finprogetti currently a 43.8% shareholder, at a specified time and price. See "Business -- Finprogetti Acquisition."

         The law firm of Morrison Cohen Singer & Weinstein, LLP is counsel to the Company. Howard E. Chase, a Director of the Company and its Chief Executive Officer, was a member of such firm until September 1, 1995, and he is now of counsel to such firm. Fees paid by the Company and subsidiaries to Morrison Cohen Singer & Weinstein, LLP in 1996 did not exceed 5% of such firm's gross revenues for that period. Mr. Chase has no pecuniary interest in such fees.

         Como Consultants Limited, an Isle of Jersey company which employs Mario Tozzi-Condivi, a Director of the Company and its Vice-Chairman, was paid an aggregate of $185,000 in 1996 for consulting services rendered to the Company and to its former Maserati Automobiles Incorporated subsidiary by Mr. Condivi.

         Mr. Carlo Garavaglia, a Director of the Company, is a member of a law firm which was paid by the Company and its subsidiaries in 1996 for legal and statutory auditing services rendered, an amount less than 5% of such firm's gross revenues in such period.

         Mr. Pugno Vanoni and his brother own offices in Milan which are leased to certain subsidiaries of the Company acquired from Finprogetti at a rental of Lit. 148 million ($97,000) per year.

         Mr. Carlo Previtali, Mr. Giovanni Avallone, Ms. Maria Luisa Ruzzon, Mr. Carlo Garavaglia and Mr. Pugno Vanoni all served as directors of Finprogetti through July 19, 1996.

         Mr. Mark Hauser and Mr. William Spier, who will both be directors of the Company following consummation of the Tamarix/Finprogetti Acquisition Agreement, are Managing Directors of Tamarix Capital Corporation.

         Upon consummation of the Tamarix/Finprogetti Acquisition Agreement, Tamarix Capital Corporation, an affiliate of Tamarix, will be retained by the Company as a financial advisor for a period of three years at an annual fee of $200,000 payable in quarterly installments. Centaurus will be granted warrants to purchase 1,250,000 shares of common stock of the Company exercisable for three years.

         The Cologne property has been sold to a company affiliated with Antonio Bertoni who is a shareholder of Domer S.r.l. and Managing Director of Interim S.p.A. The Company is a minority shareholder in both such entities.

         All transactions between the Company and its officers, directors, principal shareholders or other affiliates have been on terms no less favorable than those that are generally available from unaffiliated third parties. Any such future transactions will be on terms no less favorable to the Company than could be obtained from an unaffiliated third party on an arm's-length basis and will be approved by a majority of the Company's independent and disinterested directors.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

(a)(1)    Contained in Item 8 of this Report.
   (2)    Contained in Item 8 of this Report.
   (3)    Contained in paragraph (c) below.

(b)       None.

(c)       Exhibits.

Exhibit No.                   Description
-----------                   -----------

2.1 Agreement and Plan of Merger dated August 14, 1996 (filed on August 21, 1996 as Exhibit 99.1 to Current Report on Form 8-K).

2.2         Mutual Release and Settlement Agreement dated February 12, 1997

3.1         Restated Articles of Incorporation of the Company, as amended.

3.2         Bylaws of the Company.

10.1 1995 Non-Qualified Stock Option Plan (filed as Exhibit A to the Company's Preliminary Proxy Statement filed May 24, 1996).

10.2 1995 Directors Plan (filed as Exhibit B to the Company's Preliminary Proxy Statement filed May 24, 1996).

10.3 Voting Agreement dated July 17, 1995 among Finprogetti, S.p.A. and Messrs Howard E. Chase, Mario Tozzi-Condivi and Albino Collini (filed as Exhibit 10.1 to Current Report on Form 8-K for Event Dated July 17, 1995).

10.4 Agreement dated July 20, 1995 between De Tomaso Industries, Inc. and Pirunico Trustees (Jersey) Limited (filed as Exhibit 10.2 to Current Report on Form 8-K for Event Dated July 17, 1995).

10.5 Amended and Restated Stock Purchase Agreement dated July 17, 1995 between DeTomaso Industries, Inc. and Finprogetti S.p.A. (filed as
            Exhibit 2.1 to Current Report on Form 8-K for Event Dated July 17,
            1995).

10.6 Agreement dated May 17, 1993 between O.A.M. S.p.A., Fiat Auto S.p.A., and others (filed as Exhibit 10.1 to the Current Report Dated May 17, 1993 filed on Form 8-K).

10.7 Agreement dated April 27, 1993 between the Company and Finprogetti, S.p.A., together with Exhibits A-D thereto (filed as Exhibit 10(b) to 1994 Annual Report on Form 10-K/A, Amendment No. 2).

10.8 Agreement dated April 10, 1995 between the Company and Alejandro DeTomaso (filed as Exhibit 10(c) to 1994 Annual Report on Form 10-K/A, Amendment No. 2).

10.9 Agreement dated as of November 1, 1995 between the Company and Howard E. Chase (filed as Exhibit 10(g) to 1995 Annual Report on Form 10-K).

10.10 Agreement dated as of November 1, 1995 between the Company and Albino Collini (filed as Exhibit 10(h) to 1995 Annual Report on Form 10-K).

10.9 Agreement dated as of November 1, 1995 between the Company and Francesco Pugno Vanoni (filed as Exhibit 10(i) to 1995 Annual Report on Form 10-K).

Exhibit No.                   Description
-----------                   -----------

10.12 Agreement dated as of November 1, 1995 between the Company and Cuomo Consultants, Limited (filed as Exhibit 10(j) to 1995 Annual Report on Form 10-K).

10.13 Agreement dated as of November 1, 1995 between the Company and Domenico Costa (filed as Exhibit 10(k) to 1995 Annual Report on Form 10-K).

10.14 Agreement dated as of November 1, 1995 between the Company and Carlo Previtali (filed as Exhibit 10(l) to 1995 Annual Report on Form 10-K).

10.15 Agreement dated as of November 1, 1995 between the Company and Giovanni Avallone (filed as Exhibit 10(m) to 1995 Annual Report on Form 10-K).

10.16 Option Agreement between the Company and Howard E. Chase (filed as Exhibit 10(n) to 1995 Annual Report on Form 10-K).

10.17       Option Agreement between the Company and Albino Collini (filed as
            Exhibit 10(o) to 1995 Annual Report on Form 10-K).

10.18       Option Agreement between the Company and Cuomo Consultants,
            Limited (filed as Exhibit 10(p) to 1995 Annual Report on Form 10-K).

10.19       Option Agreement between the Company and Domenico Costa (filed as
            Exhibit 10(q) to 1995 Annual Report on Form 10-K).

10.20 Option Agreement between the Company and Carlo Previtali (filed as Exhibit 10(r) to 1995 Annual Report on Form 10-K).

10.21 Option Agreement between the Company and Giovanni Avallone (filed as Exhibit 10(s) to 1995 Annual Report on Form 10-K).

10.22 Option Agreement between the Company and Santiago De Tomaso (filed as Exhibit 10(t) to 1995 Annual Report on Form 10-K).

10.23 Description of 8% 2 year promissory notes issued in connection with the Company's Stock Repurchase Plan included in the Company's
            Schedule 13E-4 dated September 20, 1996.

21. Subsidiaries: The Company's significant subsidiaries, the jurisdiction of their incorporation and nature of their respective activities is contained in this Report.

(d)       None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.


April 8, 1997                       /s/ Howard E. Chase
                                    --------------------------------------------
                                    Howard E. Chase
                                    President and Chief Executive Officer


April 8, 1997                       /s/ Carlo Previtali
                                    -------------------------------------
                                    Carlo Previtali
                                    Secretary/Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


April 8, 1997                       /s/ Howard E. Chase
                                    -------------------------------------
                                    Howard E. Chase - Director


April 8, 1997                       /s/ Carlo Previtali
                                    -------------------------------------
                                    Santiago De Tomaso - Director


April 8, 1997                       /s/ Mario Tozzi-Condivi
                                    -------------------------------------
                                    Mario Tozzi-Condivi -
                                    Vice Chairman and Director


April 8, 1997                       /s/ Albino Collini
                                    -------------------------------------
                                    Albino Collini -
                                    Chief Operating Officer and Director


April 8, 1997                       /s/ Francesco Pugno Vanoni
                                    -------------------------------------
                                    Francesco Pugno Vanoni -
                                    Chairman of the Board and Director


April 8, 1997                       /s/ Giovanni Avallone
                                    -------------------------------------
                                    Giovanni Avallone - Director


April 8, 1997                       /s/ Roberto Corradi
                                    -------------------------------------
                                    Roberto Corradi - Director


April 8, 1997                       /s/ Carlo Garavaglia
                                    -------------------------------------
                                    Carlo Garavaglia - Director


April 8, 1997                       /s/ Maria Luisa Ruzzon
                                    -------------------------------------
                                    Maria Luisa Ruzzon - Director