Form 10-Q
period 1997-03-31
TRIDENT ROWAN GROUP INC
filed 1997-05-15
CIK 28367

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended              March 31, 1997
                                          --------------

                                       OR

           |_|   TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ________________________
Commission File Number                             0-2642
                                                   ------

                            TRIDENT ROWAN GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                                       52-0466460
----------------------------------------------               ----------------
(State or other jurisdiction of incorporation)               (I.R.S. Employer
                                                            Identification No.)

                    Two Worlds Fair Drive, Somerset, NJ 08873
               ---------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                 (908) 868-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value, 3,902,540 shares.

                                     PART I


                              FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
March 31, 1997


                                                                         Mar. 31         Mar. 31        Dec. 31
                                                                           1997            1997           1996
                                                                         US$'000         Lire m.         Lire m.
                                                                        Unaudited       Unaudited
ASSETS
Cash and cash equivalents......................................    $       3,030 Lit.      5,082 Lit.      8,281
Receivables....................................................           25,723          43,137          40,734
  Trade, less allowance of Lit. 1,333 (1996 - 1,300)...........           14,247          23,892          32,261
  Finance receivables, less allowance of Lit. 2,400............            1,419           2,380           3,573
  Receivables from related parties.............................            6,378          10,695              63
  Other receivables............................................            3,679           6,170           4,837

Inventories....................................................           22,255          37,322          32,838
  Raw materials, spare parts and work-in-process...............           13,224          22,177          19,906
  Finished products............................................            9,031          15,145          12,932
Prepaid expenses...............................................              998           1,674           1,231
                                                                    ------------    ------------     -----------
TOTAL CURRENT ASSETS                                                      52,006          87,215          83,084
                                                                    ------------    ------------     -----------

Property, plant and equipment..................................            8,402          14,091          13,922
  At cost......................................................           22,456          37,659          36,638
  Less allowances for depreciation.............................         (14,054)        (23,568)        (22,716)

Trademarks and other intangible assets, net of
  amortization of Lit. 875 (1996 - 750)........................            2,460           4,125           4,250
Goodwill, net of amortization of Lit. 335 (1996 - 283).........              872           1,463           1,515
Real estate for development, net of reserve of
  Lit. 2,500 ...................................................           2,087           3,500           3,500
Real estate  for sale..........................................                -               -          15,100
Investments in unconsolidated companies........................            1,013           1,698           1,574
Receivables from related parties...............................            2,807           4,708           4,708
Marketable & other securities and investments,
  at cost......................................................            8,944          14,999          15,004
Other assets...................................................            8,197          13,746          13,855

                                                                    ------------    ------------     -----------

TOTAL ASSETS                                                       $      86,788 Lit.    145,545 Lit.    156,512

                                                                    ============    ============     ===========

Note: The balance sheet as at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles


            See Notes to Consolidated Condensed Financial Statements

Trident Rowan Group, Inc.
Consolidated Condensed Balance Sheets
March 31, 1997



                                                                      Mar. 31         Mar. 31          Dec. 31
                                                                       1997             1997            1996
                                                                      US$'000         Lire m.          Lire m.
                                                                     Unaudited       Unaudited
LIABILITIES
Advances from banks...........................................    $       14,510 Lit.     24,333 Lit.    25,344
Advances from banks for finance activities....................             1,457           2,443          4,439
Current portion of long-term real estate debt.................                 -               -          4,998
Current portion of other long-term debt.......................             1,390           2,331          2,270
Accounts payable..............................................            15,049          25,238         25,571
Accrued expenses and other payables...........................             8,044          13,492         11,434
                                                                   -------------    ------------    -----------
TOTAL CURRENT LIABILITIES                                                 40,450          67,837         74,056
                                                                   -------------    ------------    -----------

Long-term real estate debt, less current portion..............                 -               -          4,714
Other long-term debt, less current portion....................             6,828          11,451         11,754
Termination indemnities.......................................             4,935           8,276          8,031
Provision for claims..........................................             1,950           3,270          3,270

Minority interests............................................             8,853          14,846         14,788

Preferred stock of subsidiary.................................             5,557           9,319          5,101

Common stock subject to repurchase............................            10,114          16,962         13,968

SHAREHOLDERS' EQUITY                                                       8,101          13,584         20,830
  Common stock, par value $0.01 per share:
  Authorized 10,000,000 shares;
    3,902,540 shares issued and outstanding;
    less 849,640  subject to repurchase.......................                41              69             69
  Additional paid in capital..................................            45,042          75,535         77,145
  Treasury stock, at cost.....................................          (16,345)        (27,411)       (27,411)
  Cumulative translation  adjustment..........................                99             166          1,854
  Accretion expense and related exchange movements............             (765)         (1,284)            100
 Accumulated deficit..........................................          (19,971)        (33,491)       (30,927)

                                                                   -------------    ------------    -----------

                                                                  $       86,788 Lit.    145,545 Lit.   156,512

                                                                   =============    ============    ===========


Note: The balance sheet as at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


            See Notes to Consolidated Condensed Financial Statements

Trident Rowan Group, Inc.
Unaudited Consolidated Condensed Statements of Operations
Three Months Ended March 31, 1997 and 1996


                                                                     Mar. 31           Mar. 31          Mar. 31
                                                                       1997             1997             1996
                                                                     US $'000          Lire m.          Lire m.
Net sales.....................................................    $     14,126 Lit.      23,690 Lit.      23,658

Cost of sales.................................................         (12,364)         (20,735)         (21,903)
                                                                   ------------      -----------      -----------
                                                                          1,762            2,955            1,755

Selling, general and administrative expenses..................          (2,984)          (5,005)          (4,401)
Rental income.................................................              218              365              375
Other income, net.............................................            1,111            1,863              131
                                                                   ------------      -----------      -----------
                                                                            107              178          (2,140)

Interest expense..............................................            (842)          (1,412)          (1,678)
Interest income...............................................              234              392              650
                                                                   ------------      -----------      -----------

Loss from continuing operations before income taxes
   and minority interests.....................................            (501)            (842)          (3,168)

Income taxes..................................................            (226)            (379)             (78)

Minority interests............................................             (35)             (58)            (158)
Amortization of premium for redemption of
     preferred stock of subsidiary.............................           (766)          (1,285)                -
                                                                   ------------      -----------      -----------
Net loss .....................................................    $     (1,528)  Lit.    (2,564)  Lit.    (3,404)
                                                                   ============      ===========      ===========



LOSS PER SHARE                                                         US $             Lire             Lire

Loss per share................................................    $   (0.39)   Lit.   (657)    Lit.    (722)
                                                                   ============      ===========      ===========

Weighted average number of common shares
  outstanding during the period...............................      3,902,540         3,902,540        4,712,865
                                                                   ============      ===========      ===========


            See Notes to Consolidated Condensed Financial Statements

Trident Rowan Group, Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996


                                                                     Mar. 31           Mar. 31         Mar. 31
                                                                       1997             1997            1996*
                                                                     US$'000           Lire m.         Lire m.

Net loss......................................................     $    (1,528)  Lit.    (2,564) Lit.     (3,404)

Adjustments to reconcile net loss to net
 cash used in operating activities............................            (666)          (1,118)            (134)
                                                                   ------------      -----------     ------------
Net cash used in operating activities.........................            (862)          (1,446)          (3,538)
                                                                   ------------      -----------     ------------

Investing activities:
Net decrease/(increase) in investments and securities.........                -                -          (5,086)
Sale of  subsidiary, less cash disposed.......................               53               89                -
Purchases of property, plant and equipment....................            (594)            (996)          (1,166)
                                                                   ------------      -----------     ------------
Net cash used in investing activities.........................            (541)            (907)          (6,252)
                                                                   ------------      -----------     ------------
Financing activities:
Increase/(decrease) in advances from banks....................          (1,793)          (3,007)            7,207
Sale of preferred stock of subsidiary.........................            1,749            2,933                -

Proceeds from long-term debt..................................                -                -              333
Principal payments of long-term debt..........................            (530)            (888)          (1,624)
                                                                   ------------      -----------     ------------
Net cash provided by/(used in) financing activities...........            (574)            (962)            5,926
                                                                   ------------      -----------     ------------
Decrease in cash and cash equivalents.........................          (1,977)          (3,315)          (3,874)

Effect of exchange rate changes on cash and cash
equivalents...................................................               69              116             (42)

Cash and cash equivalents, beginning of period................            4,938            8,281           24,137
                                                                   ------------      -----------     ------------
Cash and cash equivalents, end of period......................     $      3,030  Lit.      5,082 Lit.      20,221
                                                                   ============      ===========     ============


 * Reclassified to conform to March 31, 1997 presentation


            See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1997

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1996 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,677 to U.S. $1, the approximate exchange rate at March 31, 1997. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

In February, 1997, the FASB issued Statement No. 128, "Earnings per Share", which is required to be adopted in 1998. Implementation of Statement No. 128, which will require the Company to report "Basic Earnings per Share" and "Diluted Earnings per Share", will not have a material impact on the earnings per share amounts as currently reported by the Company.

NOTE 2   DISPOSAL OF REAL ESTATE SUBSIDIARY

On March 18, 1997, the Company entered into an agreement to sell its Cologne, Italy property to a Company affiliated with Rag. Bertoni, a shareholder of the Company and of Finprogetti, the Company's then largest shareholder (See also
Note 4 below). The agreement was consummated on April 15, 1997 by transfer of the shares of Finprogetti Investimenti Immobiliari S.p.A., the subsidiary holding the Cologne property. Under the terms of the agreement, the purchaser assumed the mortgage loans over the property and paid Lit. 500 million on March 18, 1997, Lit. 1,928 million on April 15, 1997 and will pay the balance of the purchase price in two installments of Lit. 2,040 million due on each of July 1, 1997 and December 31, 1997. A bank guarantee was obtained for the installment due July 1, 1997 and 120,000 shares of the Company's common stock were deposited as security for the final installment.

The Company has granted the purchaser an option to settle the final installment in cash of Lit. 2,040 million or by way of paying in up to 120,000 shares of the Company's common stock to be valued at the higher of $10.00 and the market value of the shares as at December 31, 1997. The Company has reclassified these 120,000 shares subject to the option from 'Shareholders' equity'

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1997

NOTE 2   DISPOSAL OF REAL ESTATE SUBSIDIARY (Continued)

to 'Shares subject to repurchase' at their estimated fair value of $8.00 (Lit. 13,416) per share for an amount of Lit. 1,610 million ($960,000).

Finprogetti Investimenti Immobiliari S.p.A. has been deconsolidated as of March 31, 1997 and the net amount due of Lit. 5,500 million (after adjustment for the fair value of the 120,000 shares to Lit. 1,610 million in respect of the last installment) is included in the Balance Sheet in "Receivables from Related Parties".

As part of the agreement, the Company has also guaranteed 80% of the current level of rentals for a period of one year in the case that the existing rental contract is not renewed in July 1998. The Company has the right, in such circumstances, to seek other tenants and mitigate this contingent liability.

NOTE 3   COMPLETION OF SALE OF PREFERRED STOCK OF SUBSIDIARY

The Company's newly formed wholly-owned subsidiary, Moto Guzzi Corp., acquired all of the equity interest of the Company in Moto Guzzi S.p.A. and in Moto America Inc. in exchange for 6,000,000 shares of common stock of Moto Guzzi Corp. In December 1996 and January 1997, Moto Guzzi Corp. consummated a private offering of convertible preferred stock and common stock purchase warrants which raised an aggregate of approximately $5,250,000 (Lit. 8,034 million at the then prevailing exchange rates) for Moto Guzzi Corp., net of expenses. Moto Guzzi Corp. issued 1,500,000 units, each consisting of one share of Class A Convertible Preferred Stock and one common stock purchase warrant exercisable for three years for the lesser of $4.00 or the initial public offering price of the common stock. The preferred stock is convertible at the option of the holder into an equal number of shares of common stock, subject to adjustment to protect against events of dilution and is automatically converted upon consummation of an initial public offering of Moto Guzzi Corp. common stock which raises gross proceeds of at least $8,000,000. The conversion rate for the preferred stock in such event will be the lesser of the then applicable conversion rate or 75% of the per share initial offering price. If such an initial public offering is not consummated by June 30, 1998, the holders of a majority of the shares of preferred stock will have the right to select a majority of the Moto Guzzi Corp. board of directors. The holders of the Preferred Stock also have a right to redeem their shares at $8.00 per share if no public offering is completed on or before January 16, 2002.

The Moto Guzzi Corp. preferred stock was recorded in the consolidated balance sheet as preferred stock of subsidiary in the amount of Lit. 5,101 million at December 31, 1996 and a further Lit. 2,933 million was recorded in January 1997 as a result of the completion of the private placement. At March 31, 1997, the Company has recorded in its statement of operations

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1997

NOTE 3    COMPLETION OF SALE OF PREFERRED STOCK OF SUBSIDIARY
          (Continued)

Lit. 1,285 million as accretion expense to reflect amortization of the difference between the net proceeds received and the contingent redemption of such shares in January 2002 and the effects of changing exchange rates on such repurchase commitment.

NOTE 4    SUBSEQUENT EVENTS - CHANGE OF CONTROL

Finprogetti S.p.A., the largest shareholder of the Company, sold to Tamarix Investors, LDC. on May 2, 1997, 900,000 shares of the Company's common stock. Tamarix and Finprogetti agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 735,000 shares of common stock owned by Finprogetti. The put option is exercisable for a one year period, beginning on May 3, 1998 and the call option is exercisable during the two years through May 2, 1999. During such two year period, Tamarix has a proxy from Finprogetti to vote such 735,000 shares.

In addition, Finprogetti delivered the resignations from the Company's Board of Directors of four persons who had been nominated at the request of Finprogetti. In connection with the foregoing the Company entered into an agreement on April 8, 1997 to (a) engage Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of $200,000 per year, (b) issue to the Manager of Tamarix a warrant to purchase 1,250,000 shares of common stock with an exercise price equal to the offering price per share of common stock in a public securities offering of the Company as to which the Company filed a registration statement in April, 1997, exercisable for a three year period, (c) register the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants, and (d) cause the By-Laws or the Certificate of Incorporation of the Company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of the three classes, (ii) provide for a representative of Tamarix to be Chairman of the Board of the Company, (iii) provide that Tamarix's consent will be required to further amend the Company's Certificate of Incorporation, and
(iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include the Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

                                                                  Three Months ended March 31
                                                                  ---------------------------

                                                                  1997                  1996
                                                                 Lire m.               Lire m.

Net sales ...................................................       23,690    100.0%      23,658    100.0%

Cost of sales................................................      (20,735)   (87.5%)    (21,903)   (92.6%)
                                                              ------------          ------------
                                                                     2,955     12.5%       1,755      7.4%

Selling, general and administrative expenses ................       (5,005)   (21.1%)     (4,401)   (18.6%)
Rental income ...............................................          365      1.5%         375      1.6%
Other income, net ...........................................        1,863      7.9%         131      0.6%
                                                              ------------          ------------
                                                                       178      0.8%      (2,140)    (9.0%)

Interest expense.............................................       (1,412)    (6.0%)     (1,678)    (7.1%)
Interest income..............................................          392      1.7%         650      2.7%
                                                              ------------          ------------
Loss before income taxes and minority interests .............         (842)    (3.6%)     (3,168)   (13.4%)

Income taxes.................................................         (379)    (1.6%)        (78)    (0.3%)

Minority interests ..........................................          (58)    (0.2%)       (158)    (0.7%)
                                                              ------------          ------------
Net loss.....................................................       (1,279)    (5.4%)     (3,404)   (14.4%)
                                                              ============          ============

         Net Sales

                                                               1997                1996         %Change

Motorcycles *.............................................      18,412              18,478      (0.4%)
Steel tubing..............................................       4,762               4,600       3.5%
Corporate & other.........................................         689                 787     (12.5%)
Intersegment eliminations.................................        (173)               (207)    (16.4%)
                                                           -----------         -----------   -------------
                                                                23,690              23,658       0.1%
                                                           ===========         ===========   =============

 * Motorcycle segment sales net of intrasegment eliminations

Net sales remained substantially unchanged in the three months ended March 31, 1997 compared to the corresponding period in the previous year. Shipments of motorcycles aggregating approximately Lit. 2,500 million due to be made in March 1997 were instead made at the beginning of April, due primarily to transport scheduling around the Easter holidays. Sales volumes at L.I.T.A., the steel tubing subsidiary were 3,410 tons, an increase of 14.9% over 1996, although net sales increased only 3.5% because of comparatively lower selling prices.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Cost of sales, margins and production

Margins increased to 12.5% in 1997 from 7.4% in 1996, reflecting improvements at both L.I.T.A. and Moto Guzzi. Improved margins at L.I.T.A. primarily reflect a recovery of margins in 1997 to previously normal levels whereas, in 1996, margins were reduced by losses on inventory following sharp decreases in selling prices of products. Margin improvements at Moto Guzzi largely reflect the contribution in 1997 of Moto America Inc., the results of operations of which were not included in the Company's consolidated results of operations for the first quarter of 1996.

1,434 units were completed at Moto Guzzi in the three months ended March 31, 1997 compared to 1,520 units in the corresponding period in 1996. The decrease is principally due to changes in the levels of units-in-progress at the beginning and ends of the periods. Underlying productivity increased by 3%, excluding the effects of opening and closing inventories of incomplete units. The completion of units increased in April, 1997. At the end of April cumulative completed units totalled 2,055, compared to 2,046 in 1996.

         Selling, general and administrative expenses

Selling, general and administrative expenses increased by Lit. 604 million or 14% over 1996. The increase was primarily in the motorcycle segment and reflects increased costs for logistics and management information systems and higher sales and administrative costs from the inclusion of Moto America Inc., consolidated from the second quarter of 1996, and to support expanded business volumes in the sector.

         Rental income

Rental income is primarily from the Company's Cologne property, which was disposed subsequent to the end of the quarter -- see Note 2 of Notes to the Consolidated Condensed Financial Statements.

         Other Income, net

In 1997, other income is principally composed of exchange gains of approximately Lit. 1,500 million and an amount of $200,000 (Lit. 335 million) received from The Carey Winston Company pursuant to the termination, in February 1997, of the agreement to acquire such company.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Interest income and expense

The decline in interest income reflects the Company's use of its cash in November 1996 to consummate the Company's share repurchase program and the funding of losses incurred by the Company. Interest rates also declined in the first quarter of 1997 compared to 1996.

The reduction in interest expense in the first quarter of 1997 reflects the decline in indebtedness from real estate activities of Lit. 4,834 million during 1996 due to principal repayments. A small decrease in interest expense for the motorcycle operations reflects lower interest rates and a temporary reduction of advances from banks as a consequence of the proceeds of the private placement of Moto Guzzi Corp. securities in December 1996 and January 1997.

         Income Taxes

Italian companies are taxed in Italy on their individual results and are not permitted to file consolidated returns. Income tax expense relates primarily to one of the Company's Italian subsidiaries which recorded net income from interest and exchange gains in the period.

         Amortization of premium for redemption of preferred stock of subsidiary.

The Company recorded accretion expense in its statement of operations for the three months ended March 31, 1997 of Lit. 1,285 million as a result of the obligation of its Moto Guzzi Corp. subsidiary to redeem its outstanding class of preferred stock in January 2002 for an aggregate cost of $12,000,000 upon the occurrence of certain conditions. The accretion expense reflects the amortization of the difference between the repurchase obligation, which is denominated in U.S. dollars, and the proceeds received upon the issuance of the preferred stock, and consists of $339,000 (Lit. 556 million at the average exchange rate during the period) and an additional Lit.
729 million in related changes in exchanges rates.

         Net loss

The Company's operating loss (sales less costs of sales and selling, general and administrative expenses) fell from Lit. 2,429 million to Lit. 1,743 million due principally to improved results at L.I.T.A. Operating results from the motorcycle segment and from corporate activities remaining substantially unchanged. Net interest expense was also substantially unchanged. In the first quarter of 1997, the Company recorded exchange rate gains of approximately Lit. 1,500 million, which was offset by accretion expense of Lit. 1,285 million largely resulting form adverse exchange rate movements. As a result, net loss declined by 24.7% to Lit. 2,564 million.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities

Cash outflows from operating activities amounted to Lit. 1,446 million in the three months ended March 31, 1997 compared to outflows of Lit. 3,538 million in the corresponding period of the previous year. In the 1997 period, such cash outflows were due primarily to losses, adjusted for non-cash items, which principally consisted of the accretion expense and related exchange rate movements of Lit. 1,285 million. Working capital balances (inventories, trade and other receivables less accounts payable and accrued expenses and other payables) were substantially unchanged from December 31, 1996. For the three months ended March 31, 1996, cash outflows from losses, adjusted for non-cash items, amounted to Lit. 2,580 million. Increases in working capital of Lit. 6,217 million were offset by the receipt of a tax receivable of Lit. 5,259 million to produce the net outflow of Lit. 3,538 million.

         Working capital balances

Moto Guzzi - Trade and other receivables at Moto Guzzi at March 31, 1997 compared to December 31, 1996 decreased by 11.5% to Lit. 24,467 million, principally due to generally lower sales in the periods leading to each date. Inventories increased by 12.8% to Lit. 34,686 as a consequence of seasonal factors and approximately Lit. 2,000 million of finished goods in inventory at March 31, 1997 due to transport scheduling around the Easter holidays. Trade and other payables remained at substantially unchanged levels. In total, working capital balances (inventories, trade and other receivables less accounts payable and accrued expenses and other payables) increased 3.9% to Lit. 33,567 million at March 31, 1997. The increase was financed by the proceeds of the sale of preferred stock of Moto Guzzi Corp., which also reduced advances from banks. See below.

L.I.T.A. - Increases in trade receivables of Lit. 691 (10.2%) and in inventories of Lit. 539 (25.4%) in the three months to March 31, 1997 reflect increased actual and anticipated business levels. Trade and other payables increased by Lit. 514 million and the net increase was financed by a Lit. 495 million increase in advances from banks.

         Investing activities

Capital expenditures in the three months to March 31, 1997 amounted to Lit. 996 million, primarily at Moto Guzzi.

As described in Note 2 of Notes to the Consolidated Condensed Financial Statements, the Company agreed to sell its Cologne property in the quarter and such sale was consummated in April 1997 by sale of the shares of the subsidiary owning the Cologne property. Such subsidiary

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

has not been consolidated at March 31, 1997. As a result of the sale, Lit. 15,100 million of real estate and Lit. 9,712 million of long-term debt (after Lit. 333 million principal payment by the Company in the quarter) has been eliminated from the balance sheet. The Company received an advance of Lit. 500 million in the period and disposed of Lit. 411 million of cash held by the disposed subsidiary. A further amount of Lit. 1,928 million was received on April 15, 1997 and Lit. 2,040 million is due, on each of July 31, 1997 and December 31, 1997. This last installment may be settled, at the acquiror's option, by delivery of up to 120,000 shares of the Company's common stock; the 120,000 shares subject to the option have been classified outside shareholders' equity at a value of Lit. 1,610 million.

         Financing Activities

The Company received Lit. 2,933 million in January 1997 in respect of the last closing of its sale of preferred stock of Moto Guzzi Corp., which owns the Moto Guzzi S.p.A. motorcycle subsidiary. Lit. 5,101 million was received in December 1996. The proceeds were applied to finance capital expenditures at Moto Guzzi and to temporarily reduce advances from banks in anticipation of further capital expenditures and development costs. The proceeds of the sale of securities are shown in the balance sheet as "preferred stock of subsidiary".

Similarly, the Company has accrued, as accretion expense to shareholders' equity, for the effects of exchange rates and redemption price for the commitment to repurchase 776,530 shares, formerly owned by the Company's ex-Chairman, from the trust which is their present owner. The total accretion expense in the quarter ended March 31, 1997, was Lit. 1,352 million, principally due to changes in currency exchange rates. The Company has deposited investments included in the balance sheet at Lit. 14,999 million to secure this repurchase commitment.

Loan principal repayments in the first quarter of 1997 amounted to Lit. 888 million, of which Lit. 333 million relates to the Cologne property, disposed effective March 31, 1997. Advances from banks were reduced as a consequence (1) application of the proceeds of the sale of Moto Guzzi Corp. securities, less the financing of increased Moto Guzzi working capital, (2) lower residual activities of the Company's factoring subsidiary acquired from Finprogetti; and (3) financing of increased working capital at L.I.T.A.

         Commitments and future liquidity

The Company has share repurchase commitments in 1998 for 776,530 shares previously owned by the Company's former Chairman in respect of which securities have been deposited as security. The securities deposited are currently of a value sufficient to finance such repurchase, although if the Dollar - Lire exchange rate rise rises above approximately 1,714 then such amounts may not be sufficient. The Company has not hedged such exchange risk. The Company also has share repurchase commitments at December 31, 1997 in respect of up to 120,000 shares

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

deriving from the sale of Cologne, as discussed above and in Note 2 of Notes to the Consolidated Condensed Financial Statements. Up to such 120,000 shares may be used to settle a receivable due for the sale of the property of Lit. 1,610 million.

In connection with the resolution of certain matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995, Finprogetti assumed responsibility for a claim which was successfully brought by a third party against Finproservice S.p.A., one of such acquired subsidiaries, arising out of a factoring relationship which predated its acquisition by the Company. To facilitate the ability of Finprogetti to satisfy such claim, the Company agreed to repurchase 105,440 shares issued to Finprogetti at a present value of Lit. 1,940 million. The Company repurchased a total of 32,330 shares for Lit. 650 million in 1996, and agreed to repurchase the remaining 73,110 shares issued to Finprogetti for Lit. 900 million partially in June 1997 and the remainder in December 1997 and Lit. 570 million in June 1998 for an aggregate purchase price of Lit. 1,470 million shown in the balance sheet at March 31, 1997 at its estimated present value of Lit. 1,365 million.

The net proceeds of the sale of preferred stock of Moto Guzzi Corp. will not be sufficient to complete the planned rehabilitation and expansion program at Moto Guzzi at the rate proposed by management, although they are forecast to be sufficient to sustain a reduced rate of expansion activities at Moto Guzzi. Further, the Company contemplates conducting a public offering of Motor Guzzi Corp. securities on or before June 30, 1998 to provide additional capital that the Company expects will be needed by Moto Guzzi. No assurance can be given, however, that such an offering will be made on acceptable terms or at all by such date.

The Company also anticipates realizing capital from the disposition of certain assets. In the absence of said realization, available cash and forecast cash flows from the sale of Cologne and the repayment of $1 million advances made to Carey Winston before the agreement to acquire such Company was terminated in February 1997, are not expected to be sufficient to meet all of the Company's planned cash needs in 1997 without significant reduction of planned activities and cutbacks in the Moto Guzzi rehabilitation program. If capital is not available when needed, the Company may also have to decline opportunities for future investments.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None

Item 6.           Exhibits and Reports on Form 8-K.

         (b) On February 14, 1997, the Company filed a Current Report on Form 8-K to report the termination of the agreement to acquire The Carey Winston Company by merger.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRIDENT ROWAN GROUP, INC.


Dated: May 14, 1997                        By:      s/ Howard E. Chase
                                              ------------------------
                                                    Howard E. Chase, President


Dated: May 14, 1997                        By:      s/ Carlo Previtali
                                              ------------------------
                                                    Carlo Previtali, Secretary