Form 10-Q/A
period 1997-03-31
TRIDENT ROWAN GROUP INC
filed 1997-07-02
CIK 28367

                                 FORM 10-Q/A-1

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value, 3,902,540 shares.

                                     PART I


                              FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
March 31, 1997


                                                                         Mar. 31         Mar. 31        Dec. 31
                                                                           1997            1997           1996
                                                                         US$'000         Lire m.         Lire m.
                                                                        Unaudited       Unaudited
ASSETS
Cash and cash equivalents......................................     $      3,030    Lit.   5,082    Lit.   8,281
Receivables....................................................           29,112          48,821          40,734
  Trade, less allowance of Lit. 1,333 (1996 - 1,300)...........           17,636          29,576          32,261
  Finance receivables, less allowance of Lit. 2,400............            1,419           2,380           3,573
  Receivables from related parties.............................            6,378          10,695              63
  Other receivables............................................            3,679           6,170           4,837

Inventories....................................................           22,255          37,322          32,838
  Raw materials, spare parts and work-in-process...............           13,224          22,177          19,906
  Finished products............................................            9,031          15,145          12,932
Prepaid expenses...............................................              998           1,674           1,231
                                                                    ------------    ------------    ------------
TOTAL CURRENT ASSETS                                                      55,395          92,899          83,084
                                                                    ------------    ------------    ------------

Property, plant and equipment..................................            8,402          14,091          13,922
  At cost......................................................           22,456          37,659          36,638
  Less allowances for depreciation.............................         (14,054)        (23,568)        (22,716)

Trademarks and other intangible assets, net of
  amortization of Lit. 875 (1996 - 750)........................            2,460           4,125           4,250
Goodwill, net of amortization of Lit. 335 (1996 - 283).........              872           1,463           1,515
Real estate for development, net of reserve of
  Lit. 2,500 ...................................................           2,087           3,500           3,500
Real estate  for sale..........................................                -               -          15,100
Investments in unconsolidated companies........................            1,013           1,698           1,574
Receivables from related parties...............................            2,807           4,708           4,708
Marketable & other securities and investments,
  at cost......................................................            8,944          14,999          15,004
Other assets...................................................            8,197          13,746          13,855
                                                                    ------------    ------------    ------------

TOTAL ASSETS                                                        $     90,177    Lit. 151,229    Lit. 156,512
                                                                    ============    ============    ============

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
                                                                      US$'000         Lire m.          Lire m.
                                                                     Unaudited       Unaudited
LIABILITIES
Advances from banks...........................................    $       18,853 Lit.     31,617 Lit.    25,344
Advances from banks for finance activities....................             1,457           2,443          4,439
Current portion of long-term real estate debt.................                 -               -          4,998
Current portion of other long-term debt.......................             1,390           2,331          2,270
Accounts payable..............................................            14,095          23,638         25,571
Accrued expenses and other payables...........................             8,044          13,492         11,434
                                                                   -------------    ------------    -----------
TOTAL CURRENT LIABILITIES                                                 43,839          73,521         74,056
                                                                   -------------    ------------    -----------

Long-term real estate debt, less current portion..............                 -               -          4,714
Other long-term debt, less current portion....................             6,828          11,451         11,754
Termination indemnities.......................................             4,935           8,276          8,031
Provision for claims..........................................             1,950           3,270          3,270

Minority interests............................................             8,853          14,846         14,788

Preferred stock of subsidiary.................................             5,557           9,319          5,101

Common stock subject to repurchase............................            10,114          16,962         13,968

SHAREHOLDERS' EQUITY                                                       8,101          13,584         20,830
  Common stock, par value $0.01 per share:
  Authorized 10,000,000 shares;
    3,902,540 shares issued and outstanding;
    less 849,640  subject to repurchase.......................                41              69             69
  Additional paid in capital..................................            45,042          75,535         77,145
  Treasury stock, at cost.....................................          (16,345)        (27,411)       (27,411)
  Cumulative translation  adjustment..........................                99             166          1,854
  Accretion expense and related exchange movements............             (765)         (1,284)            100
 Accumulated deficit..........................................          (19,971)        (33,491)       (30,927)

                                                                   -------------    ------------    -----------

                                                                  $       90,177 Lit.    151,229 Lit.   156,512

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
                                                                   ============      ===========      ===========


            See Notes to Consolidated Condensed Financial Statements

Trident Rowan Group, Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996


                                                                     Mar. 31           Mar. 31         Mar. 31
                                                                       1997             1997            1996*
                                                                     US$'000           Lire m.         Lire m.

Net loss......................................................     $    (1,528)  Lit.    (2,564) Lit.     (3,404)

Adjustments to reconcile net loss to net
 cash used in operating activities............................          (3,677)          (6,166)            (134)
                                                                   ------------      -----------     ------------
Net cash used in operating activities.........................          (5,205)          (8,730)          (3,538)
                                                                   ------------      -----------     ------------

Investing activities:
Net decrease/(increase) in investments and securities.........                -                -          (5,086)
Sale of  subsidiary, less cash disposed.......................               53               89                -
Purchases of property, plant and equipment....................            (594)            (996)          (1,166)
                                                                   ------------      -----------     ------------
Net cash used in investing activities.........................            (541)            (907)          (6,252)
                                                                   ------------      -----------     ------------
Financing activities:
Increase in advances from banks...............................            2,550            4,277             7,207
Sale of preferred stock of subsidiary.........................            1,749            2,933                -

Proceeds from long-term debt..................................                -                -              333
Principal payments of long-term debt..........................            (530)            (888)          (1,624)
                                                                   ------------      -----------     ------------
Net cash provided by financing activities.....................           3,769            6,322             5,926
                                                                   ------------      -----------     ------------
Decrease in cash and cash equivalents.........................          (1,977)          (3,315)          (3,874)

Effect of exchange rate changes on cash and cash
equivalents...................................................               69              116             (42)

Cash and cash equivalents, beginning of period................            4,938            8,281           24,137
                                                                   ------------      -----------     ------------
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

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

                                                                  Three Months ended March 31
                                                                  ---------------------------

                                                                  1997                  1996
                                                                 Lire m.               Lire m.

Net sales ...................................................       23,690    100.0%      23,658    100.0%

Cost of sales................................................      (20,735)   (87.5%)    (21,903)   (92.6%)
                                                              ------------          ------------
                                                                     2,955     12.5%       1,755      7.4%

Selling, general and administrative expenses ................       (5,005)   (21.1%)     (4,401)   (18.6%)
Rental income ...............................................          365      1.5%         375      1.6%
Other income, net ...........................................        1,863      7.9%         131      0.6%
                                                              ------------          ------------
                                                                       178      0.8%      (2,140)    (9.0%)

Interest expense.............................................       (1,412)    (6.0%)     (1,678)    (7.1%)
Interest income..............................................          392      1.7%         650      2.7%
                                                              ------------          ------------
Loss before income taxes and minority interests .............         (842)    (3.6%)     (3,168)   (13.4%)

Income taxes.................................................         (379)    (1.6%)        (78)    (0.3%)

Minority interests ..........................................          (58)    (0.2%)       (158)    (0.7%)

Amortization of premium for redemption
  of preferred stock subsidiary..............................       (1,285)    (5.4%)          -        -
                                                              ------------          ------------
Net loss.....................................................       (2,564)   (10.8%)     (3,404)   (14.4%)
                                                              ============          ============

         Net Sales

                                                               1997                1996         %Change

Motorcycles *.............................................      18,412              18,478      (0.4%)
Steel tubing..............................................       4,762               4,600       3.5%
Corporate & other.........................................         689                 787     (12.5%)
Intersegment eliminations.................................        (173)               (207)    (16.4%)
                                                           -----------         -----------   -------------
                                                                23,690              23,658       0.1%
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

         Cost of sales, margins and production

Cost of sales decreased, and margins correspondingly increased to 12.5% for the first three months of 1997 from 7.4% for the first three months of 1996, reflecting improvements for both L.I.T.A. and Moto Guzzi. Improved margins at L.I.T.A. primarily reflect a recovery of margins in 1997 to previously normal levels whereas, in 1996, margins were reduced by losses on inventory following sharp decreases in selling prices of products. Margin improvements at Moto Guzzi largely reflect the contribution in 1997 of Moto America Inc.

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

         Selling, general and administrative expenses

Selling, general and administrative expenses in the first three months of 1997 increased by Lit. 604 million or 14% over the comparable period in 1996. The increase was primarily in the motorcycle segment and reflects increased costs for logistics and management information systems and higher sales and administrative costs from the inclusion of Moto America Inc., consolidated beginning in the second quarter of 1996, and to support expanded business volumes in the segment.

         Rental income

Rental income is primarily from the Company's Cologne property. See Note 2 of Notes to the Consolidated Condensed Financial Statements.

         Other Income, net

In 1997, other income is principally composed of exchange gains of approximately Lit. 1,500 million ($894,000)* and an amount of $200,000 (Lit. 335 million) received from The Carey Winston Company pursuant to the termination, in February 1997, of the agreement to acquire such company.

------------------------
* Amounts reported in Lira as of March 31, 1997 are translated into U.S. Dollars solely for the convenience of the reader at the approximate exchange rate in effect at such date of 1,677 Lire to the U.S. Dollar.

         Interest income and expense

The decline in interest income reflects the Company's use of its cash in November 1996 to consummate the Company's share repurchase program and the funding of losses incurred by the Company. Interest rates also declined in the first quarter of 1997 compared to 1996.

The reduction in interest expense in the first quarter of 1997 reflects the decline in indebtedness from real estate activities of Lit. 4,834 million ($2,883,000) during 1996 due to principal repayments. A small decrease in interest expense for the motorcycle operations reflects lower interest rates and a temporary reduction of advances from banks as a consequence of the proceeds of the private placement of Moto Guzzi Corp. securities in December 1996 and January 1997.

         Income Taxes

Because Italian companies are taxed in Italy on their individual results and are not permitted to file consolidated returns, one of the Company's Italian subsidiaries had income tax expense in the first quarter of 1997 and 1996 despite consolidated operating losses in both periods. In the first quarter of 1997, such taxable income was due to interest income and exchange gains.

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

         Net loss

The Company's operating loss (sales less costs of sales and selling, general and administrative expenses) decreased from Lit. 2,429 million in the first quarter of 1996 to Lit. 1,743 million in the first quarter of 1997 due principally to improved results at L.I.T.A. Operating results from the motorcycle segment and from corporate activities remained substantially unchanged. Net interest expense was also substantially unchanged. In the first quarter of 1997, the Company recorded exchange rate gains of approximately Lit. 1,500 million ($894,000), which was offset by accretion expense of Lit. 1,285 million ($766,000) largely resulting form adverse exchange rate movements. As a result, net loss declined by 24.7% to Lit. 2,564 million ($1,529,000).

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations through bank borrowings and the sale of assets. The Company realized cash proceeds of Lit. 27,000 million in 1995 and Lit. 23,750 million in 1994 from the sale of its 51% interest in Maserati S.p.A. in 1993; acquired cash in the amount of Lit. 8,204 million as part of the Finprogetti Acquisition in July 1995; realized Lit. 6,245 million from reimbursement of tax receivables and Lit. 4,183 million from the disposal of surplus assets in 1996; and received net proceeds of approximately $5,250,000 (Lit. 8,034 million) for its Moto Guzzi Corp. subsidiary in the Moto Guzzi Financing, completed in December 1996 and January 1997. At March 31, 1997, the Company had cash and cash equivalents of Lit. 5,082 million ($3,030,000), plus securities and investments of Lit. 14,999 million ($8,944,000) held long term as collateral for various future commitments, described below. Working capital balances increased by Lit. 7,019 million at March 31, 1997 compared to December 31, 1996 primarily as a result of an increase in motorcycle inventories due to delays in the scheduling of shipments of certain motorcycles near the end of the quarter, and an increase in accounts receivable relating to the timing of receipt of payments. The Company financed this working capital increase through increases in short term bank borrowings. For the quarter ended March 31, 1997, cash outflows from losses, adjusted for non-cash items, amounted to Lit. 8,730 million, consisting primarily of the net loss for the period and the decline in working capital balances.

    In the future, the Company anticipates realizing capital from the disposition of certain assets, including property in Sardinia and certain parking rights in Genoa and from the receipt of Italian tax receivables, and amounts due on the promissory notes from the sale of its Immobiliare Broseta S.r.l. subsidiary, as discusssed above, although the timing of such realization is uncertain. See "Business-- Commercial Real Estate Development." In the absence of such cash receipts, available cash, the proceeds of this Offering, proceeds from the sale of Cologne, and from the repayment by Carey Winston of advances, are not expected to be sufficient to meet all of the Company's planned cash needs in 1997 without reducing planned activities and Moto Guzzi's rehabilitation program. If capital is not available when needed, the Company may also have to decline opportunities for future investments.

    As described in Note 2 of Notes to the Consolidated Condensed Financial Statements, the Company agreed in the first quarter of 1997 to sell its Cologne property. Such sale was consummated by sale of the shares of the Company's subsidiary which owned the property. As a result of the sale, Lit. 15,100 million ($9,000,000) of real estate and Lit. 9,712 million ($5,791,000) of long-term debt (after Lit. 333 million principal payment by the Company in the quarter) has been eliminated from the balance sheet. The Company received an advance of Lit. 500 million ($298,000) in the period and disposed of Lit. 411 million ($245,000) of cash held by the subsidiary. A further amount of Lit. 1,928 million ($1,150,000) was received by the Company on April 15, 1997 and an additional Lit. 2,040 million is due to the Company on each of July 1, 1997 and December 31, 1997. The December 31, 1997 installment may be settled, at the acquiror's option, by delivery of up to 120,000 shares of the Company's Common Stock. The 120,000 shares subject to the option have been classified outside shareholders' equity at a value of Lit. 1,610 million.

    The Company received Lit. 2,933 million ($1,749,000) in January 1997 and Lit. 5,101 million ($3,334,000) in December 1996 from the sale of preferred stock of Moto Guzzi Corp., which owns the Moto Guzzi S.p.A. motorcycle subsidiary. The proceeds were applied to finance capital expenditures at Moto Guzzi and to temporarily reduce advances from banks in anticipation of further capital expenditures and development costs. The proceeds of the sale of securities are shown in the balance sheet as "preferred stock of subsidiary." The net proceeds of the sale of preferred stock of Moto Guzzi Corp. will not be sufficient to complete the planned rehabilitation and expansion program at Moto Guzzi at the rate proposed by management, although they are forecast to be sufficient to sustain a reduced rate of expansion activities at Moto Guzzi. Further, the Company contemplates conducting a public offering of Motor Guzzi Corp. securities on or before June 30, 1998 to provide additional capital that the Company will need for Moto Guzzi. No assurance can be given, however, that such an offering will be made on acceptable terms or at all by such date.

    Purchases of plant and equipment amounted to Lit. 6,895 million ($4,506,000) in 1996 and Lit. 996 million ($594,000) in the first quarter of 1997, principally for refurbishments at the Moto Guzzi facility. These expenditures were financed from short-term bank borrowings and from the proceeds of the Moto Guzzi Financing. See "Business--Recent Transactions." A further Lit. 1,573 million ($1,028,000) of capital expenditures in 1996 at Moto Guzzi were financed by leases. Loan principal repayments by Moto Guzzi were financed primarily by short-term borrowings. In December 1996, Moto Guzzi received a loan of Lit. 878 million ($574,000), and a cash grant of Lit. 450 million ($294,000), representing an 80% advance of government grants for research and development performed in prior years. The Company also obtained a loan of U.S. $ 240,000 (Lit. 370 million) to finance the purchase of premises for its U.S. Moto Guzzi distributor.

    Surplus properties relating to the closed Maserati U.S. distributor and a building in Rome were disposed of in 1996, generating proceeds of $1,175,000 (Lit. 1,798 million) and Lit. 1,600 million ($1,046,000), respectively.

    In connection with the January 1, 1996 acquisition of Moto America, Inc., the exclusive U.S. importer of Moto Guzzi motorcycles, the Company acquired Lit. 577 million ($377,000) of cash and issued the Company's stock with an agreed value of $300,000 (Lit. 471 million at the then prevailing exchange rate).

    In June 1996, the Company disposed of its 66.7% interest in Immobiliare Broseta S.r.l to its 25%-owned affiliate Domer S.r.l., in a non-cash transaction, receiving notes with a fair value aggregating Lit. 4,708 million ($3,077,000) and eliminating Lit. 12,200 million ($7,974,000) of real estate, Lit. 5,049 million ($3,300,000) of real estate loans and Lit. 2,354 million ($1,539,000) of minority interests from the balance sheet. Of the notes received by the Company Lit. 1,800 million ($1,176,000) represent the Company's proportional share of financing for several real estate development projects being conducted by Domer S.r.l. The note expires annually at December 31 and is renewable. The note will be repaid when Domer S.r.l. reduces its external debt on completion of a commercial development project now in course. At December 31, 1996, the Company renewed the note and classified it as long term. The other note, in the amount of Lit. 2,908 million ($1,901,000), is payable based on a percentage of sales of apartments of the Immobiliare Broseta S.r.l. property or by June 30, 1998, whichever is earlier, and has also been classified as long-term.

    In connection with its share repurchase program, the Company repurchased 761,995 shares in October 1996 for $9,342,000 (Lit. 14,172 million) paying cash of $7,479,000 (Lit. 11,635 million) and issuing 8% promissory notes due October 1998 in the principal amount of $1,863,000 (Lit. 2,827 million). An annual interest payment of approximately $144,000 is due on the first anniversary of the notes. Principal and interest are due on the second anniversary. See "Business--Recent Transactions--Stock Repurchase Program."

    The Company has share repurchase commitments in 1998 for 776,530 shares previously owned by the Company's former Chairman in respect of which securities have been deposited as collateral. The securities deposited are currently of a value (Lit. 14,497 million) sufficient to finance such repurchase, although if the Dollar--Lira exchange rate rises above approximately $1 to Lit. 1,714 then such amounts may not be sufficient to cover the repurchase commitment. The exchange rate at March 31, 1997 was Lit. 1,677 to the U.S. Dollar. The Company has not hedged its exchange rate exposure. The Company accrues, as accretion expense to shareholders' equity, the effects of changes in exchange rates and redemption price for this repurchase commitment. The total accretion expense in the quarter ended March 31, 1997, was Lit. 1,352 million, principally due to changes in exchange rates.

    The Company has other share repurchase commitments relating to the Cologne sale, described above, and to certain matters arising from the Finprogetti acquisition. In connection with the Finprogetti acquisition, Finprogetti assumed responsibility for a claim which was successfully brought by a third party against Finproservice S.p.A., one of the acquired subsidiaries; such claim arose out of a factoring relationship which predated the Finprogetti acquisition. To facilitate Finprogetti's ability to satisfy such claim, the Company agreed to repurchase 105,440 shares issued to Finprogetti at a present value of Lit. 1,940 million. The Company repurchased a total of 32,330 shares for Lit. 650 million in 1996, and agreed to repurchase the remaining 73,110 shares issued to Finprogetti for Lit. 900 million between June 1997 and December 1997 and Lit. 570 million in June 1998. The aggregate purchase price of Lit. 1,470 million is shown in the balance sheet at March 31, 1997 at its estimated present value of Lit. 1,365 million.

    MOTO GUZZI--Trade and other receivables at Moto Guzzi decreased 11.5% from December 31, 1996 to March 31, 1997, principally due to lower sales in the periods preceding such date. Inventories increased by 12.8% to Lit. 34,686 ($20,683,000) due to seasonal factors and to approximately Lit. 2,000 million ($1,193,000) of finished goods which remained in inventory at March 31, 1997 due to shipment scheduling around the Easter holiday. In 1996, inventories also increased as a result of increased activities, some production interruptions and delays, and the acquisition of Moto America Inc. Trade and other payables remained at substantially unchanged levels in the first quarter of 1997, having risen by approximately 10.8% in 1996 due to increased purchases for higher business volumes, increased outsourcing, and scheduled reductions in payment terms, as Moto Guzzi seeks to improve relations with key suppliers. In total, working capital balances increased 3.9% to Lit. 33,567 million ($20,016,000) at March 31, 1997, which increase was financed by the proceeds of the Moto Guzzi Financing.

    L.I.T.A.--Increases in trade receivables of Lit. 691 (10.2%) and in inventories of Lit. 539 (25.4%) in the March 1997 quarter reflect increased actual and anticipated business levels as well as some recovery in raw material costs and selling prices. Trade and other payables increased by Lit. 514 million ($306,500) which was financed by a Lit. 495 million ($295,000) increase in bank borrowings.

    ADVANCES FROM BANKS--The net increase in advances from banks represents increases at both L.I.T.A. and Moto Guzzi to finance working capital and to temporarily finance capital expenditures in anticipation of the Moto Guzzi Financing. See "Business--Recent Transactions". Advances from banks for finance activities decreased in line with the reduction in these balances. Moto Guzzi and L.I.T.A. have lines of credit largely secured by trade receivables amounting to approximately Lit. 39,000 million ($25,490,000) and Lit. 5,650 million ($3,693,000), respectively. Significant production shortfalls, such as occurred at Moto Guzzi in the third and fourth quarters of 1996, have the effect of reducing the Company's ability to draw down its financing facilities. In 1996, the Company opened unsecured credit lines of Lit. 1,000 million ($654,000), backed by letters acknowledging the Company's ownership of Moto Guzzi to cover temporary cash difficulties. The lines of credit are mainly informal subject to frequent variation. The Company uses a number of banks with aggregate facilities in excess of actual requirements so as to obtain the best interest rates.

Item 4.        Submission of Matters to a Vote of Security Holders.

               None

Item 6.        Exhibits and Reports on Form 8-K.

        (a) Exhibits

            Exhibit No.   Description
            -----------   -----------

                11        Statement Re: Computation of per share earnings

                27        Financial Data Schedule


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


                                           TRIDENT ROWAN GROUP, INC.


Dated: June 30, 1997                       By:    /s/ Howard E. Chase
                                              ------------------------
                                                  Howard E. Chase, President


Dated: June 30, 1997                       By:    /s/ Carlo Previtali
                                              ------------------------
                                                  Carlo Previtali, Secretary