Form 10-Q
period 1997-06-30
TRIDENT ROWAN GROUP INC
filed 1997-08-19
CIK 28367

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended      June 30, 1997
                             ------------------------------------------------
                                          OR

    (  )          TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    -------------------------
Commission File Number                           0-2642
                              ------------------------------------------------


                              TRIDENT ROWAN GROUP, INC.
                              -------------------------
                (Exact name of registrant as specified in its charter)

                Maryland                                   52-0466460
----------------------------------------------             -----------
(State or other jurisdiction of incorporation)             (I.R.S. Employer
                                                           Identification No.)

                      Two Worlds Fair Drive, Somerset, NJ 08873
--------------------------------------------------------------------------------
                 (Address of principal executive offices - Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $0.01 par value, 5,130,160 shares.

                                        PART I


                                FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
June 30, 1997


                                                                         June 30        June 30        Dec. 31
                                                                          1997           1997            1996
                                                                        US$'000         Lire m.         Lire m.
                                                                       Unaudited       Unaudited         Note

ASSETS
Cash and cash equivalents..........................................    $    9,345     Lit. 15,877    Lit. 8,281
Receivables........................................................        26,805          45,542        40,734
  Trade, less allowance Lit. 1,346 (1996 Lit.1,300)................        18,117          30,781        32,261
  Finance receivables, less allowance Lit.1,000 (1996
  Lit.2,400).......................................................         1,422           2,416         3,573
  Receivables from related parties.................................         5,290           8,988            63
  Other receivables................................................         1,976           3,357         4,837

Inventories........................................................        22,393          38,045        32,838
  Raw materials, spare parts and work-in-process...................        14,826          25,190        22,256
  Finished products................................................         7,566          12,855        10,582

Prepaid expenses...................................................           989           1,680         1,231
                                                                       ----------       ---------     ---------
TOTAL CURRENT ASSETS                                                       59,532         101,144        83,084
                                                                       ----------       ---------     ---------

Property, plant and equipment......................................         8,526          14,487        13,922
  At cost..........................................................        22,678          38,531        36,638
  Less allowances for depreciation.................................       (14,152)        (24,044)      (22,716)

Trademarks and other intangible assets, net of
  amortization of Lit. 1,000 (1996 Lit. 750).......................         2,354           4,000         4,250
Goodwill, net of amortization of Lit. 386 (1996
  Lit. 283)........................................................           831           1,412         1,515
Real estate for development, net of reserve of
   Lit. 2,500......................................................         2,060           3,500         3,500
Real estate  for sale..............................................             -               -        15,100
Investments in unconsolidated companies............................           923           1,568         1,574
Receivables from related parties...................................         2,771           4,708         4,708
Marketable & other securities and investments,
  at cost..........................................................         8,998          15,288        15,004
Other assets.......................................................         8,119          13,795        13,855
                                                                       ----------       ---------     ---------

TOTAL ASSETS                                                           $    94,114   Lit. 159,902  Lit. 156,512
                                                                        ----------      ---------     ---------
                                                                        ----------      ---------     ---------

Note:    The balance sheet as at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles

               See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Consolidated Condensed Balance Sheets



                                                                         June 30        June 30        Dec. 31
                                                                          1997           1997            1996
                                                                        US$'000         Lire m.         Lire m.
                                                                       Unaudited       Unaudited         Note

LIABILITIES
Advances from banks..............................................   $    19,406    Lit.  32,972    Lit. 25,344
Advances from banks for finance activities.......................         1,629           2,767          4,439
Current portion of long-term real estate debt....................             -               -          4,998
Current portion of other long-term debt..........................         1,403           2,384          2,270
Accounts payable.................................................        14,789          25,129         25,571
Accrued expenses and other payables..............................         7,850          13,337         11,434
                                                                     ----------       ---------      ---------
TOTAL CURRENT LIABILITIES                                                45,077          76,589         74,056
                                                                     ----------       ---------      ---------

Long-term real estate debt, less current portion..................            -              -           4,714
Other long-term debt, less current portion........................        6,244          10,608         11,754
Termination indemnities...........................................        4,983           8,466          8,031
Provision for claims..............................................        1,925           3,270          3,270

Minority interests................................................        8,516          14,469         14,788

Preferred stock of subsidiary.....................................        5,896          10,017          5,101

Common stock subject to repurchase................................        9,928          16,868         13,968

SHAREHOLDERS' EQUITY                                                     11,545          19,615         20,830
   Common stock, par value $0.01 per share:
   Authorized 10,000,000 shares;
    5,130,160 shares issued and outstanding;
    less 947,260  subject to repurchase...........................           52              88            69
   Additional paid in capital.....................................       51,993          88,336        77,145
   Treasury stock, at cost........................................      (16,398)        (27,861)      (27,411)
   Cumulative translation adjustment..............................          (57)            (97)        1,854
   Accretion expense and related exchange movements...............         (965)         (1,640)         100
   Deficit........................................................      (23,080)        (39,931)     (30,927)
                                                                     ----------       ---------      ---------
                                                                      $  94,114     Lit. 159,902 Lit. 156,512
                                                                     ----------       ---------      ---------
                                                                     ----------       ---------      ---------

Note: The balance sheet as at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



               See Notes to Consolidated Condensed Financial Statements

                              TRIDENT ROWAN GROUP, INC.
              Unaudited Consolidated Condensed Statements of Operations


                                                                        June 30        June 30        June 30
                                                                          1997           1997            1996
                                                                        US$'000         Lire m.         Lire m.

Net sales.......................................................      $  17,420     Lit. 29,597     Lit. 25,343
Cost of sales...................................................        (14,946)        (25,394)        (19,980)
                                                                     ----------       ---------       ---------
                                                                          2,474           4,203           5,363
Selling, general and administrative expenses....................         (3,972)         (6,749)         (5,416)
Research and development........................................           (268)           (455)           (240)
Rental income...................................................             18              30             375
Other income/(expense), net.....................................            225             383            (218)
                                                                     ----------       ---------       ---------

                                                                         (1,523)         (2,588)           (136)

Interest expense...............................................            (688)         (1,169)         (1,499)
Interest income................................................             234             397           1,389
                                                                     ----------       ---------       ---------
Loss from operations before income taxes and
       minority interests......................................          (1,977)         (3,360)           (246)

Income taxes...................................................              50              85            (514)

Minority interests.............................................             222             377            (191)
Amortization of premium for redemption of
 preferred stock of subsidiary.................................            (411)           (698)              -
Charge for issuance of warrants................................          (1,250)         (2,124)              -
                                                                     ----------       ---------       ---------
Net loss.......................................................     $    (3,366)    Lit. (5,720)      Lit. (951)
                                                                     ----------       ---------       ---------
                                                                     ----------       ---------       ---------
LOSS PER SHARE                                                             US $           Lire             Lire

Net loss per share.............................................      $    (0.79)   Lit. (1,347)       Lit. (200)
                                                                     ----------       ---------       ---------
                                                                     ----------       ---------       ---------
Weighted average number of common shares
  outstanding during the period................................       4,245,947       4,245,947       4,742,865
                                                                     ----------       ---------       ---------
                                                                     ----------       ---------       ---------


                     See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
6 Months Ended June 30, 1997 and 1996


                                                                        June 30        June 30        June 30
                                                                          1997           1997           1996
                                                                        US$'000         Lire m.        Lire m.

Net sales.......................................................     $     31,364   Lit. 53,287    Lit. 49,001

Cost of sales...................................................          (26,891)      (45,687)       (41,797)
                                                                     ------------       --------       --------
                                                                            4,473         7,600          7,204
Selling, general and administrative expenses....................           (6,918)      (11,754)        (9,817)
Research and development........................................             (528)         (897)          (326)
Rental income...................................................              232           395            750
Other income, net...............................................            1,322         2,246            (87)
                                                                     ------------       --------       --------
                                                                           (1,419)       (2,410)        (2,276)

Interest expense................................................           (1,519)       (2,581)        (3,177)
Interest income.................................................              464           789          2,039
                                                                     ------------       --------      ---------
Loss from operations before income taxes and minority
    interests...................................................           (2,474)       (4,202)        (3,414)

Income taxes....................................................             (173)         (294)          (592)

Minority interests..............................................              188           319           (349)
Amortization of premium for redemption of
preferred stock of subsidiary...................................           (1,167)       (1,983)             -
Charge for issuance of warrants.................................           (1,250)       (2,124)             -
                                                                     ------------       --------      ---------
Net loss........................................................      $    (4,876)  Lit. (8,284)   Lit. (4,355)
                                                                     ------------       --------      ---------
                                                                     ------------       --------      ---------
LOSS PER SHARE                                                               US $         Lire            Lire

Net loss per share..............................................      $     (1.20)  Lit.  (2,033)   Lit.   (918)
                                                                     ------------       --------      ---------
                                                                     ------------       --------      ---------
Weighted average number of common shares
outstanding during the period...................................         4,075,192     4,075,192      4,742,865
                                                                     ------------      ---------      ---------
                                                                     ------------      ---------      ---------


     See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
6 Months Ended June 30, 1997 and 1996



                                                                           June 30        June 30        June 30
                                                                             1997           1997           1996*
                                                                           US$'000         Lire m.        Lire m.


Net loss.........................................................     $   (4,876)   Lit. (8,284)      Lit. (4,355)

Adjustments to reconcile net loss to net
 cash used by operating activities:..............................           (617)        (1,048)           (1,893)
                                                                      ------------      --------          --------
Net cash used by operating activities............................         (5,493)        (9,332)           (6,248)
                                                                      ------------      --------          --------

Investing activities:
Net increase in investments and securities.......................           (168)          (285)           (2,896)
Sale/purchase of subsidiaries, less cash disposed/acquired                 1,157          1,966               549
Purchases of property, plant and equipment.......................         (1,094)        (1,858)           (3,214)
                                                                      ------------      --------          --------
Net cash used in investing activities............................           (105)          (177)           (5,561)
                                                                      ------------      --------          --------
Financing activities:
Increase in advances from banks..................................          3,506          5,956             8,844
Sale of preferred stock of subsidiary............................          1,726          2,933                 -
Proceeds from share issues.......................................          6,037         10,256                 -
Repurchases of shares............................................           (265)          (450)                -
Proceeds from long-term debt.....................................             61            103               771
Principal payments of long-term debt.............................         (1,075)        (1,827)           (3,754)
                                                                      ------------      --------          --------
Net cash provided by financing activities........................          9,990         16,971             5,861
                                                                      ------------      --------          --------
Increase/(decrease) in cash and cash equivalents.................          4,392          7,462            (5,948)
Effect of exchange rate changes on cash and cash
   equivalents...................................................             79            134              (124)

Cash and cash equivalents, beginning of period...................          4,874          8,281            24,137
                                                                      ------------      --------          --------
Cash and cash equivalents, end of period.........................       $   9,345   Lit. 15,877       Lit. 18,065
                                                                      ------------      --------          --------
                                                                      ------------      --------          --------


 * Reclassified to conform to June 30, 1997 presentation

Supplemental Information on non-cash transactions

As described in Note 2, the Company disposed of its real estate subsidiary in the first quarter of 1997, eliminating real estate of Lit. 15,100 million and real estate loans of Lit. 9,379 million. The Company received Lit. 2,428 million of the sales proceeds in the period ended June 30, 1997 (which amount is included, net of cash disposed of Lit. 411 million, in the item "Sale/purchase of subsidiaries, less cash disposed/acquired") and Lit. 3,650 million is included in related party receivables in respect of further amounts to be received.

               See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1997

NOTE 1       BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1996 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,699 to U.S. $1, the approximate exchange rate at June 30, 1997. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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


NOTE 2      DISPOSAL OF REAL ESTATE SUBSIDIARY

On March 18, 1997, the Company entered into an agreement to sell its Cologne, Italy property to a Company affiliated with Rag. Bertoni, a shareholder of the Company and of Finprogetti, the Company's then largest shareholder (See also
Note 4 below). The agreement was consummated on April 15, 1997 by transfer of the shares of Finprogetti Investimenti Immobiliari S.p.A., the subsidiary holding the Cologne property. Under the terms of the agreement, the purchaser assumed the mortgage loans over the property and paid Lit. 500 million on March 18, 1997, and Lit. 1,928 million on April 15, 1997. A further Lit. 2,040 million was received on July 1, 1997 and Lit. 2,040 million is due on December 31, 1997. 120,000 shares of the Company's common stock were deposited as security for the final installment.

The Company has granted the purchaser an option to settle the final installment in cash of Lit. 2,040 million or by way of paying in up to 120,000 shares of the Company's common stock to be valued at the higher of $10.00 and the market value of the shares as at December 31, 1997. The Company reclassified these 120,000 shares subject to the option from "Shareholders' equity" to "Shares subject to repurchase" at their estimated fair value, at the date of the transaction, of $8.00 (Lit. 13,416) per share in an amount of Lit. 1,610 million ($960,000).

The net amount due of Lit. 3,650 million (after adjustment for the fair value of the 120,000 shares to Lit. 1,610 million in respect of the last installment) is included in the Balance Sheet in "Receivables from Related Parties".

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1997

NOTE 2      DISPOSAL OF REAL ESTATE SUBSIDIARY (Continued)

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

The Moto Guzzi Corp. preferred stock was recorded in the consolidated balance sheet as preferred stock of subsidiary in the amount of Lit. 5,101 million at December 31, 1996 and a further Lit. 2,933 million was recorded in January 1997 as a result of the completion of the private placement. At June 30, 1997, the Company has recorded Lit. 1,983 million as accretion expense in the statement of operations to reflect amortization of the difference between the net proceeds received and the contingent redemption of such shares in January 2002 and the effects of changing exchange rates on such repurchase commitment.


NOTE 4         CHANGE OF CONTROL

Finprogetti S.p.A., then the largest shareholder of the Company, sold to Tamarix Investors, LDC on May 2, 1997, 900,000 shares of the Company's common stock. Tamarix and Finprogetti agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 735,000 shares of common stock owned by Finprogetti. The put option is exercisable for a one year period, beginning on May 3, 1998 and the call option is exercisable during the two years through May 2, 1999. During such two year period, Tamarix has a proxy from Finprogetti to vote such 735,000 shares.

In addition, Finprogetti delivered the resignations from the Company's Board of Directors of five persons who had been nominated at the request of Finprogetti. In connection with the foregoing the

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1997

NOTE 4         CHANGE OF CONTROL (Continued)

Company entered an agreement on April 8, 1997 to (a) engage Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of $200,000 per year, (b) issue to Centaurus Management Ltd., the Manager of Tamarix, a warrant to purchase 1,250,000 shares of common stock with an exercise price equal to the offering price per share of common stock of $6.00 in the public securities offering of the Company completed on June 6, 1997 (See Note 5, below), exercisable for a three year period, (c) register the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants, and (d) cause the By-Laws or the Certificate of Incorporation of the Company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of the three classes, (ii) provide for a representative of Tamarix to be Chairman of the Board of the Company, (iii) provide that Tamarix's consent will be required to further amend the Company's Certificate of Incorporation, and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include the Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix.

The Company has estimated the fair value of the warrants issued to Centaurus Management Ltd., the manager of Tamarix Investors LDC, as an inducement to acquiring Finprogetti S.p.A.'s shares of the Company's common stock, at $1 per warrant. The Company has accounted for the issuance of the warrants by crediting additional paid-in capital in the amount of $1,250,000 (Lit. 2,124 million) and charging such amount to the statement of operations as a charge for issuance of warrants.


NOTE 5       PUBLIC OFFERING OF THE COMPANY'S SECURITIES

On June 6, 1997, the Company completed a public offering of its securities (the "Offering"), issuing 1,250,000 shares of common stock at $6.00 per share and 1,437,500 Redeemable Common Stock Purchase Warrants at $0.10 per Warrant. Each Warrant is exercisable for five years at an exercise price of $7.20 per share of Common Stock. The Company may redeem the Warrants at a price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the Common Stock has been at least $9.60 on all 20 trading days ending on the third day prior to the day on which notice is given. The Company also sold for $100 to GKN Securities Corp., the Representative of the underwriters for the Offering, an option to purchase up to 125,000 shares of Common Stock and/or 125,000 Warrants. The option is exercisable for four years commencing June 6, 1998 at an exercise price of $6.12 per share of Common Stock and $0.102 per Warrant.

The gross proceeds of the Offering amounted to $7,643,750 and the net proceeds, after underwriting commissions and other costs, received by the Company amounted to approximately $6,037,000 equivalent to Lit. 10,256 million at the exchange rate as at June 30, 1997 of $1 to Lit. 1,699.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


RESULTS OF OPERATIONS
3 MONTHS ENDED JUNE 30, 1997 and 1996


                                                                            1997               1996
                                                                            Lire m.            Lire m.

Net sales........................................................          29,597    100.0%    25,343    100.0%

Cost of sales....................................................         (25,394)   (85.8%)  (19,980)  (78.8%)
                                                                        -----------           ---------
                                                                            4,203     14.2%     5,363     21.2%

Selling, general and administrative expenses....................           (6,749)   (22.8%)  (5,416)    (21.4%)
Research & product development..................................             (455)    (1.5%)    (240)     (0.9%)
Rental income...................................................               30       0.1%     375       1.5%
Other income, net...............................................              383       1.3%    (218)     (0.9%)
                                                                        -----------           ---------
                                                                           (2,588)     (8.7%)   (136)     (0.5%)

Interest expense.................................................          (1,169)     (3.9%) (1,499)     (5.9%)
Interest income..................................................             397       1.3%   1,389       5.5%
                                                                        -----------           ---------

Loss before income taxes and minority interests..................          (3,360)    (11.4%)   (246)     (1.0%)

Income taxes.....................................................              85        0.3%   (514)    (2.0%)

Minority interests................................................            377        1.3%    (191)   (0.8%)
Amortization of premium for redemption of
 preferred stock of subsidiary....................................           (698)     (2.4%)       -        -
Charge for issuance of warrants ..................................          (2,124)    (7.2%)       -        -
                                                                        -----------             ---------
Net loss..........................................................          (5,720)   (14.4%)      (951)   (3.8%)
                                                                        -----------             ---------
                                                                        -----------             ---------
Net Sales                                                                     1997           1996          %Change

Motorcycles*......................................................           23,253         19,797          17.5%
Steel tubing......................................................            5,779          5,162          12.0%
Corporate & other.................................................              715            703           1.7%
Intersegment eliminations.........................................             (150)          (319)        (53.0%)
                                                                        -----------       ---------      ---------
                                                                             29,597          25,343         16.8%
                                                                        -----------       ---------      ---------
                                                                        -----------       ---------      ---------

* Motorcycle segment sales net of intrasegment eliminations

The increase in net sales of motorcycles is mainly due to higher sales at Moto America and inclusion of the results of operations of the new Moto Guzzi France distributor, which reports higher sales prices than at the factory, and improvement in the sales mix with increased sales of larger, more expensive motorcycles. Unit sales of Moto Guzzi S.p.A. amounted to 1,640 compared to 1,628 in the corresponding period of 1996, an increase of 0.7%.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


The increase in net sales of L.I.T.A. is mainly due to volumes which increased 13.2% to 3,966 tons.

COST OF SALES, MARGINS AND PRODUCTION

Margins, nevertheless, fell from 21.2% in 1996 to 14.2% in 1997 due to a decline in margins overall at Moto Guzzi, offset by improvements at L.I.T.A. The decline at Moto Guzzi is principally due to increased material and variable production costs principally derived from higher component prices and increased component outsourcing which the Company elected not to pass on to customers through increased selling prices in favor of pursuing an increase in market share. 1996 margins had benefited from increases in selling prices, effective from March 1996, averaging 5%; no further price increases have been made since such time. The Company's policy, of outsourcing more components to increase production capacity, has also negatively impacted margins as production and sales volumes were largely unchanged from the comparable 1996 period levels. Planned increases in Moto Guzzi production and sales in the second half of 1997, if realized, should result in improved margins. Margins were favorably impacted by contrast, by increased sales in the United States by Moto America and from Moto Guzzi France, which was operative from the end of the first quarter of 1997.

1,644 units were completed at Moto Guzzi in the three months to June 30, 1997 compared to 1,760 units in the corresponding period in 1996. The decrease is principally due to changes in the levels of units-in-progress at the beginning and ends of the periods. Underlying production rates in the two periods, excluding the effects of opening and closing inventories of incomplete units, are comparable.

Improvements at L.I.T.A. primarily reflect a recovery in 1997 of margins to normal levels; in 1996, margins were adversely affected by losses on inventory due to sharp decreases in the price of the steel L.I.T.A. purchased and in the selling prices charged by L.I.T.A. to its customers for its finished products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by Lit. 1,333 million, or 24.6%, over 1996. The increase was primarily in the motorcycle segment and reflects higher selling and administrative costs at Moto America Inc. because of increased business levels, the inclusion of operations of Moto Guzzi France, and increased costs at Moto Guzzi S.p.A. reflecting additional personnel in sales and marketing, product development and information systems, and additional senior executive personnel, hired to begin to implement Moto Guzzi's strategic growth plan.

OTHER INCOME, NET

In 1997 and 1996, other income/(expense) is principally composed of exchange gains/(losses).

INTEREST INCOME AND EXPENSE

Interest income declined due to reduced liquidity as a result of payments in November 1996 to consummate the Company's share repurchase program and the funding of losses incurred by the Company. Interest rates also declined in 1997 compared to 1996.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

Interest expense declined primarily as a result of lower indebtedness. Indebtedness from real estate activities was eliminated with the sale of the Company's Cologne property in the first quarter of 1997.

AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

The Company recorded accretion expense in its statement of operations for the 1997 three month period of Lit. 698 million ($411,000) in respect of the obligation of its Moto Guzzi Corp. subsidiary to redeem its outstanding class of preferred stock in January 2002 for an aggregate cost of $12,000,000 upon the occurrence of certain conditions. The accretion expense includes amounts for the effects of exchange rates on this obligation, denominated in U.S. dollars. There was no comparable expense in 1996.

CHARGE FOR ISSUANCE OF WARRANTS

In connection with and as an inducement for Tamarix Investors LDC to enter into its share purchase transaction with Finprogetti S.p.A., during the second quarter of 1997, the Company issued to Centaurus Management Ltd., the manager of Tamarix, 1,250,000 common stock purchase warrants, and recorded a charge against results for the quarter of Lit. 2,124 million ($1,250,000).

NET LOSS

Overall, the Company's net loss increased from Lit. 951 million to Lit. 5,720 million ($3,366,000) in the three months ended June 30, 1997 compared to the 1996 period. The Company's operating loss (sales less costs of sales and selling, general and administrative expenses) increased from Lit. 136 million to Lit. 2,588 million ($1,523,000) due principally to lower margins and increased selling general and administrative expenses at Moto Guzzi, offset partially by improved results at L.I.T.A.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS
3 MONTHS ENDED JUNE 30, 1997 and 1996


                                                                            1997               1996
                                                                            Lire m.            Lire m.

Net sales........................................................          53,287    100.0%    49,001    100.0%

Cost of sales....................................................         (45,687)   (85.8%)  (41,797)   (85.3%)
                                                                       -----------           ---------
                                                                            7,600     14.3%     7,204     14.7%

Selling, general and administrative expenses....................          (11,754)   (22.1%)   (9,817)   (20.0%)
Research & product development..................................             (897)    (1.7%)     (326)    (0.7%)
Rental income...................................................              395      0.7%       750      1.5%
Other income, net...............................................            2,246      4.2%       (87)    (0.2%)
                                                                       -----------           ---------
                                                                           (2,410)    (4.5%)   (2,276)    (4.6%)

Interest expense.................................................          (2,581)    (4.8%)   (3,177)    (6.5%)
Interest income..................................................             789      1.5%     2,039      4.2%
                                                                       -----------           ---------

Loss before income taxes and minority interests..................          (4,202)    (7.9%)   (3,414)    (7.0%)

Income taxes.....................................................            (294)    (0.6%)   (3,414)    (7.0%)

Minority interests................................................            319      0.6%      (592)    (1.2%)
Amortization of premium for redemption of
 preferred stock of subsidiary....................................         (1,983)    (3.7%)       -         -
Charge for issuance of warrants ..................................         (2,124)    (4.0%)       -         -
                                                                       -----------            ---------
Net loss..........................................................         (8,284)    (15.5%)   (4,355)   (8.9%)
                                                                       -----------            ---------
                                                                       -----------            ---------
Net Sales                                                                     1997         1996         %Change

Motorcycles*......................................................          41,665       38,275           8.9%
Steel tubing......................................................          10,541        9,762           8.9%
Corporate & other.................................................           1,404        1,490          (5.8%)
Intersegment eliminations.........................................            (323)        (526)        (38.6%)
                                                                       -----------     ---------     ---------
                                                                            53,287        49,001          8.7%
                                                                       -----------     ---------     ---------
                                                                       -----------     ---------     ---------

* Motorcycle segment sales net of intrasegment eliminations

The increase in net sales of motorcycles is due to factors comparable to those that impacted the second quarter of 1997. These factors offset reduced unit sales of Moto Guzzi of 2,884 compared to 3,080 in the corresponding period of 1996, a decrease of 6.4%.

The increase in net sales of L.I.T.A. is mainly due to volumes which increased 14.0% to 7,367 tons.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


COST OF SALES, MARGINS AND PRODUCTION

Margins fell from 14.7% in 1996 to 14.3% in 1997 due to a decline in margins at Moto Guzzi, offset by improvements at L.I.T.A. The decline at Moto Guzzi is principally due to the factors which impacted second quarter 1997 results, discussed above.

3,078 units were completed at Moto Guzzi in the six months ended June 30, 1997 compared to 3,280 units in the corresponding period in 1996. The decrease is principally due to changes in the levels of units-in-progress at the beginning and ends of the periods. Underlying comparable period production rates, excluding the effects of opening and closing inventories of incomplete units, were largely unchanged.

Improvements at L.I.T.A. primarily reflect a recovery in 1997 of margins to normal levels; in 1996, margins were adversely affected by losses on inventory due to the same factors that impacted second quarter 1996 results. For the six months ended June 30, 1997, L.I.T.A. recorded margins of Lit. 1,449 million against Lit. 547 million in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by Lit. 1,937 million, or 19.7%, over 1996. The increase was primarily in the motorcycle segment and, as discussed in connection with the 1997 second quarter period, reflects higher selling and administrative costs at Moto America Inc., the inclusion of operating results of Moto Guzzi France, and increases in personnel costs at Moto Guzzi S.p.A.

OTHER INCOME, NET

In 1997 and 1996, other income/(expense) is principally composed of exchange gains/(losses). Exchange gains in 1997 amounted to approximately Lit. 1,800 million and the Company also received an amount of Lit. 335 million from The Carey Winston Company pursuant to the termination, in February 1997, of the agreement to acquire such company.

INTEREST INCOME AND EXPENSE

Interest income declined in the six month 1997 period as a result of reduced liquidity and the decline in interest rates.

Interest expense declined primarily as a result of lower indebtedness and the elimination of indebtedness from real estate activities due to the sale of the Company's Cologne property in the first quarter of 1997.

AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

The Company recorded accretion expense in its statement of operations of Lit. 1,983 million ($1,167,000) in respect of the obligation of its Moto Guzzi Corp. subsidiary to redeem its outstanding class of preferred stock. The accretion expense includes amounts for the effects of exchange rates on this obligation, denominated in U.S. dollars. There was no comparable expense in 1996.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

CHARGE FOR ISSUANCE OF WARRANTS

The Company recorded a charge against results of Lit. 2,124 million for the 1997 six month period as described above in respect of the second quarter.

NET LOSS

Overall, the Company's net loss increased from Lit. 4,355 million to Lit. 8,284 million ($4,876,000) in the six months ended June 30, 1997 compared to 1996. The Company's operating loss increased from Lit. 2,276 million to Lit. 2,410 million ($1,418,000) due principally to the same factors which impacted second quarter 1997 results.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash outflows from operating activities amounted to Lit. 9,332 million ($5,493,000) in the six months ended June 30, 1997 compared to outflows of Lit. 6,248 million in the corresponding period of the previous year. In addition to cash outflows from losses, inventories have increased by Lit. 5,245 million due to inventories at the new Moto Guzzi France importer, approximately 200 motorcycles in finished goods at Moto Guzzi S.p.A. and an increase at L.I.T.A. due to higher business levels. There was no significant change in the levels of trade and related party receivables (the 25% owned German Moto Guzzi importer) and payables at Moto Guzzi or at L.I.T.A. In 1996, cash outflows from losses, increased inventories and trade receivables and a decrease in trade payables was partially offset by receipt of tax receivables of Lit. 5,259 million.

INVESTING ACTIVITIES

Capital expenditures in the six months ended June 30, 1997 amounted to Lit. 1,947 million ($1,146,000), primarily at Moto Guzzi.

As described in Note 2 to the Interim Financial Statements, the Company agreed to sell its Cologne property in the first quarter of 1997 and such sale was consummated in April 1997 by sale of the shares of the subsidiary owning the Cologne property. In consequence, Lit. 15,100 million of real estate and Lit. 9,379 million of long-term debt (after Lit. 333 million principal payment by the Company in 1997 prior to sale of the company) has been eliminated from the balance sheet. The Company received an advance of Lit. 500 million and a further amount of Lit. 1,928 million in the period and disposed of Lit. 411 million of cash held by the disposed subsidiary. A further Lit. 2,040 million was received on July 1, 1997 and a final installment of Lit. 2,040 million is due on December 31, 1997. This last installment may be settled, at the acquiror's option, by delivery of up to 120,000 shares of the Company's common stock and the 120,000 shares subject to option have been classified outside shareholders' equity for Lit. 1,610 million..

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


FINANCING ACTIVITIES

As described in Note 5 to the Interim Financial Statements, the Company received Lit. 10,256 million ($6,037,000) net proceeds from its public offering of securities. Of these funds, Lit. 6,000 million has been committed to finance further capital expenditures and expansion at Moto Guzzi.

The Company received Lit. 2,933 million in January 1997 in respect of the last closing of its sale of preferred stock in its motorcycle subsidiary, Moto Guzzi Corp. Lit. 5,101 million had been received in December 1996. The proceeds have been applied to finance working capital and capital expenditure at Moto Guzzi and to temporarily reduce advances from banks in anticipation of further capital expenditure and development costs. The proceeds of the sale of securities are shown in the balance sheet as "preferred stock of subsidiary". The holders of the preferred stock can redeem such stock for a total of $12 million if no initial public offering of Moto Guzzi Corp. common stock is made by January 2002. The Company has accrued Lit. 1,983 million for the difference between the net proceeds received and this redemption price and for the effects of exchange rates, through June 30, 1997, on such contingent obligation, denominated in U.S. dollars.

Similarly, the Company has accrued for the effects of exchange rates on its repurchase obligation of 776,530 shares at $11.27 per share, as described below, and for amortization of the difference between the fair value of $10.00 at the date when agreement was made to repurchase such shares and the $11.27 per share payable. A total of Lit. 1,675 million has been accrued through June 30, 1997.

The Company redeemed 22,380 shares on June 30, 1997 for Lit. 450 million pursuant to obligations described below.

Loan principal repayments in the first half of 1997 amounted to Lit. 1,947 million, of which Lit. 333 million related to the Cologne property, disposed effective March 31, 1997. Advances from banks increased primarily as a consequence of losses from operations and financing of increased inventories at Moto Guzzi.

COMMITMENTS AND FUTURE LIQUIDITY

The Company has share repurchase commitments in 1998 for 776,530 shares previously owned by the former chairman of the board of directors for which amounts are deposited as security. The Company has deposited investments included in the balance sheet at Lit. 14,497 million to secure this repurchase commitment. The amounts deposited, plus accrued interest, are expected to be sufficient to finance such repurchase if the Dollar - Lire exchange rate is lower than approximately 1,714. Since June 30, 1997, the Dollar-Lire exchange rate has reached levels close to 1,850, at which level the purchase commitment exceeds the amounts deposited as security by approximately Lit. 1,200 million. The Company has not hedged such exchange risk.

The Company also has share repurchase commitments at December 31, 1997 in respect of up to 120,000 shares deriving from the sale of Cologne, as discussed above and in Note 2 to the Interim Financial Statements. Up to such number of shares may be used to settle a receivable due for the sale of the property of Lit. 1,610 million.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

In connection with the resolution of certain matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995, Finprogetti assumed responsibility for a claim which was successfully brought against one of such subsidiaries. The Company agreed to repurchase 105,440 shares issued to Finprogetti at a present value of Lit. 1,940 million. The Company repurchased a total of 32,330 shares for Lit. 650 million in 1996, a further 22,380 shares at June 30, 1997 for Lit. 450 million and must repurchase, at Finprogetti's request, the remaining 50,730 shares for Lit. 450 million in December 1997 and Lit. 570 million in June 1998 for an aggregate purchase price of Lit. 1,020 million, shown in the balance sheet at June 30, 1997 at its estimated present value of Lit. 948 million.

The Company's cash resources of Lit. 15,877 million as at June 30, 1997 are expected to be sufficient for operations and the next planned phase of expansion of Moto Guzzi, for which Lit. 6,000 million has been committed by the Board of Directors, through the end of 1997 and the first quarter of 1998.

The net proceeds of the sale of preferred stock of Moto Guzzi Corp. and the Company's recent public offering will not be sufficient to complete the planned rehabilitation and expansion program at Moto Guzzi at the rate proposed by management. The Company is contemplating conducting a public offering of Motor Guzzi Corp. securities on or before June 30, 1998 as well as other forms of finance to provide additional capital that the Company expects will be needed by Moto Guzzi. No assurance can be given, however, that such an offering will be made on acceptable terms or at all, or can be completed by such date or otherwise in 1998, or that other sources of finance will then be available, on acceptable terms or at all.

Portions of this report contain certain "forward looking" statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, market acceptance of the Company's products and services, changes in currency exchange rates, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None
                                          18

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIDENT ROWAN GROUP, INC.


Dated: August 19, 1997             By:  s/ Howard E. Chase
                                      -----------------------------
                                        Howard E. Chase, President


Dated: August 19, 1997             By:  s/ Carlo Previtali
                                      -----------------------------
                                        Carlo Previtali, Secretary