Form 10-Q
period 1997-09-30
TRIDENT ROWAN GROUP INC
filed 1997-11-19
CIK 28367

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 1997
                             -------------------------------------------

                                       OR

    (  )       TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ----------------      -------------------

Commission File Number                0-2642
                       --------------------------------------------------

                           TRIDENT ROWAN GROUP, INC.
              --------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                   52-0466460
----------------------------------------------   ------------------------
(State or other jurisdiction of incorporation)  (I.R.S. Employer
                                                 Identification No.)

                   Two Worlds Fair Drive, Somerset, NJ 08873
              --------------------------------------------------
              (Address of principal executive offices - Zip Code)

                                (732) 868-9000
              --------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                   (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ----   ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by court.  Yes      No
                                                 ----   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $0.01 par value, 5,130,160 shares.

                                   PART I


                           FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
September 30, 1997


                                                               SEPT. 30       SEPT. 30       DEC. 31
                                                               1997           1997           1996
                                                               US$'000        LIRE M.        LIRE M.
                                                               UNAUDITED      UNAUDITED      NOTE
ASSETS
CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . .     $  9,104 LIT.  15,696 LIT.     8,281
MARKETABLE SECURITIES, AT COST . . . . . . . . . . . . . .          555          956              -
RECEIVABLES. . . . . . . . . . . . . . . . . . . . . . . .       22,383       38,589         40,734
  TRADE, LESS ALLOWANCE LIT. 1,685 (LIT.1,300) . . . . . .       17,020       29,344         32,261
  FINANCE RECEIVABLES, LESS ALLOWANCE LIT.1,000 (LIT.2,400)         976        1,683          3,573
  RECEIVABLES FROM RELATED PARTIES . . . . . . . . . . . .        3,049        5,256             63
  OTHER RECEIVABLES. . . . . . . . . . . . . . . . . . . .        1,338        2,306          4,837

INVENTORIES. . . . . . . . . . . . . . . . . . . . . . . .       24,310       41,910         32,838
  RAW MATERIALS, SPARE PARTS AND WORK-IN-PROCESS . . . . .       15,893       27,399         22,256
  FINISHED PRODUCTS. . . . . . . . . . . . . . . . . . . .        8,417       14,511         10,582

PREPAID EXPENSES . . . . . . . . . . . . . . . . . . . . .        1,055        1,818          1,231
                                                                -------      -------        -------
TOTAL CURRENT ASSETS                                             57,407       98,969         83,084
                                                                -------      -------        -------
PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . .        8,884       15,316         13,922
  AT COST. . . . . . . . . . . . . . . . . . . . . . . . .       22,797       39,302         36,638
  LESS ALLOWANCES FOR DEPRECIATION . . . . . . . . . . . .      (13,913)     (23,986)       (22,716)
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET OF
  AMORTIZATION OF LIT. 1,125 (LIT. 750). . . . . . . . . .        2,248        3,875          4,250
GOODWILL, NET OF AMORTIZATION OF LIT. 438 (LIT. 283) . . .          794        1,368          1,515
REAL ESTATE FOR DEVELOPMENT, NET OF RESERVE OF LIT. 2,500.        2,030        3,500          3,500
REAL ESTATE  FOR SALE. . . . . . . . . . . . . . . . . . .            -            -         15,100
INVESTMENTS IN UNCONSOLIDATED COMPANIES. . . . . . . . . .          898        1,548          1,574
RECEIVABLES FROM RELATED PARTIES . . . . . . . . . . . . .        2,731        4,708          4,708
MARKETABLE & OTHER SECURITIES AND INVESTMENTS, AT COST . .        8,860       15,275         15,004
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .        7,340       12,655         13,855
                                                                -------      -------        -------
TOTAL ASSETS                                                   $ 91,192 LIT. 157,214 LIT.   156,512
                                                                -------      -------        -------
                                                                -------      -------        -------


Note: The balance sheet as at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

           See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Consolidated Condensed Balance Sheets
September 30, 1997


                                                                   SEPT. 30         SEPT. 30      DEC. 31
                                                                     1997             1997          1996
                                                                   US$'000           LIRE M.      LIRE M.
                                                                 UNAUDITED          UNAUDITED      NOTE

LIABILITIES
ADVANCES FROM BANKS. . . . . . . . . . . . . . . . . . . .       $  20,204  LIT.     34,832 LIT.   25,344
ADVANCES FROM BANKS FOR FINANCE ACTIVITIES . . . . . . . .           1,274            2,197         4,439
CURRENT PORTION OF LONG-TERM REAL ESTATE DEBT. . . . . . .               -                -         4,998
CURRENT PORTION OF OTHER LONG-TERM DEBT. . . . . . . . . .           1,480            2,551         2,270
ACCOUNTS PAYABLE . . . . . . . . . . . . . . . . . . . . .          15,210           26,223        25,571
ACCRUED EXPENSES AND OTHER PAYABLES. . . . . . . . . . . .           6,541           11,276        11,434
                                                                 ---------          -------       -------
TOTAL CURRENT LIABILITIES                                           44,701           77,079        74,056
                                                                 ---------          -------       -------
LONG-TERM REAL ESTATE DEBT, LESS CURRENT PORTION . . . . .              -                 -         4,714
OTHER LONG-TERM DEBT, LESS CURRENT PORTION . . . . . . . .          6,353            10,953        11,754
TERMINATION INDEMNITIES. . . . . . . . . . . . . . . . . .          5,035             8,680         8,031
PROVISION FOR CLAIMS . . . . . . . . . . . . . . . . . . .          1,897             3,270         3,270
MINORITY INTERESTS . . . . . . . . . . . . . . . . . . . .          8,277            14,267        14,788
PREFERRED STOCK OF SUBSIDIARY. . . . . . . . . . . . . . .          6,235            10,749         5,101

COMMON STOCK SUBJECT TO REPURCHASE . . . . . . . . . . . .         10,002            17,244        13,968

SHAREHOLDERS' EQUITY                                                8,684            14,972        20,830
  COMMON STOCK, PAR VALUE $0.01 PER SHARE:
  AUTHORIZED 50,000,000 SHARES; 5,130,160 (3,902,540)
  SHARES ISSUED AND OUTSTANDING; LESS 947,260 (849,640)
  SUBJECT TO REPURCHASE. . . . . . . . . . . . . . . . . .             51                88            69
  ADDITIONAL PAID IN CAPITAL . . . . . . . . . . . . . . .          5,239            88,336        77,145
  TREASURY STOCK, AT COST. . . . . . . . . . . . . . . . .        (16,161)          (27,861)      (27,411)
  CUMULATIVE TRANSLATION  ADJUSTMENT . . . . . . . . . . .           (147)             (254)        1,854
  ACCRETION EXPENSE AND RELATED EXCHANGE MOVEMENTS . . . .         (1,169)           (2,016)          100
  DEFICIT. . . . . . . . . . . . . . . . . . . . . . . . .        (25,129)          (43,321)      (30,927)
                                                                 ---------          -------       -------
                                                                 $ 91,192 LIT.      157,214 LIT.  156,512
                                                                 ---------          -------       -------
                                                                 ---------          -------       -------

Note: The balance sheet as at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

           See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended September 30, 1997 and 1996

                                                             SEPT. 30           Sept. 30         SEPT. 30
                                                              1997                1997            1996
                                                             US $'000           LIRE M.          LIRE M.
NET SALES. . . . . . . . . . . . . . . . . . . . . . .       $  13,528 LIT.     23,323 LIT.        17,042

COST OF SALES. . . . . . . . . . . . . . . . . . . . . . .     (12,050)        (20,775)           (15,024)
                                                             ---------       ---------          ---------
                                                                 1,478           2,548              2,018
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . .      (3,395)         (5,853)            (4,362)
RESEARCH AND DEVELOPMENT . . . . . . . . . . . . . . . . .        (288)           (496)              (287)
RENTAL INCOME. . . . . . . . . . . . . . . . . . . . . . .          16              28                348
RESERVE FOR VALUE OF REAL ESTATE PROPERTIES. . . . . . . .           -               -             (2,950)
OTHER INCOME, NET. . . . . . . . . . . . . . . . . . . . .         226             389                314
                                                             ---------       ---------          ---------
                                                                (1,963)         (3,384)            (4,919)
INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . .        (571)           (984)            (1,705)
INTEREST INCOME. . . . . . . . . . . . . . . . . . . . . .         545             939              1,279
                                                             ---------       ---------          ---------
LOSS FROM OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTERESTS . . . . . . . . . . . . . . . . .      (1,989)         (3,429)            (5,345)
INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .         (88)           (151)                (8)
MINORITY INTERESTS . . . . . . . . . . . . . . . . . . . .         117             202               (127)
AMORTIZATION OF PREMIUM FOR REDEMPTION OF
  PREFERRED STOCK OF SUBSIDIARY. . . . . . . . . . . . . .        (425)           (732)                 -
                                                             ---------       ---------          ---------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .   $  (2,385) Lit.    (4,110) LIT.       (5,480)
                                                             ---------       ---------          ---------
                                                             ---------       ---------          ---------

LOSS PER SHARE                                                     US $          LIRE             LIRE

NET LOSS PER SHARE . . . . . . . . . . . . . . . . . . . .   $   (0.46)           (801)            (1,155)
                                                             ---------       ---------          ---------
                                                             ---------       ---------          ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD. . . . . . . . . . . . . .   5,130,160       5,130,160          4,742,865
                                                             ---------       ---------          ---------
                                                             ---------       ---------          ---------


           See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
9 Months Ended September 30, 1997 and 1996


                                                             SEPT. 30        SEPT. 30        SEPT. 30
                                                               1997            1997            1996
                                                             US $'000         LIRE M.         LIRE M.
NET SALES  . . . . . . . . . . . . . . . . . . . . . . . . $   44,437     LIT.   76,610    LIT.  66,043
COST OF SALES . . . . . . . . .  . . . . . . . . . . . . .    (38,551)          (66,462)        (56,821)
                                                           ----------     -------------    ------------
                                                                5,886            10,148           9,222

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . .    (10,213)          (17,607)        (14,179)
RESEARCH AND DEVELOPMENT . . . . . . . . . . . . . . . . .       (808)           (1,393)           (613)
RENTAL INCOME. . . . . . . . . . . . . . . . . . . . . . .        245               423           1,098
RESERVE FOR VALUE OF REAL ESTATE PROPERTIES. . . . . . . .          -                 -          (2,950)
OTHER INCOME, NET. . . . . . . . . . . . . . . . . . . . .      1,528             2,635             227
                                                            ---------     -------------    ------------
                                                               (3,362)           (5,794)         (7,195)

INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . .     (2,068)           (3,565)         (4,882)
INTEREST INCOME. . . . . . . . . . . . . . . . . . . . . .      1,002             1,728          (3,318)
                                                            ---------     -------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTERESTS . . . . . . . . . . . . . . . . .     (4,428)           (7,631)         (8,759)
INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .       (258)             (445)           (600)
MINORITY INTERESTS . . . . . . . . . . . . . . . . . . . .        302               521            (476)
AMORTIZATION OF PREMIUM FOR REDEMPTION OF
 PREFERRED STOCK OF SUBSIDIARY . . . . . . . . . . . . . .     (1,575)           (2,715)              -
CHARGE FOR ISSUANCE OF WARRANTS. . . . . . . . . . . . . .     (1,232)           (2,124)              -
                                                            ---------     -------------   -------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .  $  (7,191)    LIT.  (12,394)  LIT.    (9,835)
                                                            ---------     -------------   --------------
                                                            ---------     -------------   --------------

LOSS PER SHARE . . . . . . . . . . . . . . . . . . . . . .    US $             LIRE             LIRE

NET LOSS PER SHARE . . . . . . . . . . . . . . . . . . . .  $   (1.62)           (2,800)         (2,073)
                                                            ---------     -------------   -------------
                                                            ---------     -------------   -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES . . . . . . . . .
  OUTSTANDING DURING THE PERIOD. . . . . . . . . . . . . .  4,426,216         4,426,216       4,742,865
                                                            ---------     -------------   -------------
                                                            ---------     -------------   -------------


              See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
9 Months Ended September 30, 1997 and 1996

                                                             SEPT. 30        SEPT. 30        SEPT. 30
                                                               1997            1997            1996*
                                                             US $'000         LIRE M.         LIRE M.

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .     (7,191)        (12,394)         (9,835)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:. . . . . . . . . . . .        271             465           4,356
                                                             --------       ---------        --------
NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . .     (6,920)        (11,929)          5,479
                                                             --------       ---------        --------
INVESTING ACTIVITIES:

NET DECREASE/(INCREASE) IN INVESTMENTS AND SECURITIES. . .       (742)         (1,280)          2,007
SALE/PURCHASE OF  SUBSIDIARIES, LESS CASH
  DISPOSED/ACQUIRED  . . . . . . . . . . . . . . . . . . .      2,353           4,057             548
PROCEEDS FROM DISPOSAL OF FIXED ASSETS . . . . . . . . . .         39              67           2,070
PURCHASES OF PROPERTY, PLANT AND EQUIPMENT . . . . . . . .     (1,132)         (1,951)          4,601
                                                             --------        --------        --------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES . . . . .        518             893              24
                                                             --------        --------        --------
FINANCING ACTIVITIES:

INCREASE IN ADVANCES FROM BANKS. . . . . . . . . . . . . .      4,203           7,246           6,275
SALE OF PREFERRED STOCK OF SUBSIDIARY. . . . . . . . . . .      1,701           2,933               -
PROCEEDS FROM SHARE ISSUES . . . . . . . . . . . . . . . .      5,949          10,256               -
REPURCHASES OF SHARES. . . . . . . . . . . . . . . . . . .       (261)           (450)              -
PROCEEDS FROM LONG-TERM DEBT . . . . . . . . . . . . . . .         55              94             752
PRINCIPAL PAYMENTS OF LONG-TERM DEBT . . . . . . . . . . .     (1,033)         (1,781)         (4,967)
                                                             --------         -------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . .     10,614          18,285           2,060
                                                             --------         -------        --------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS . . . . .      4,212           7,262          (3,395)
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . .         89             153            (164)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . .      4,803           8,281          24,137
                                                             --------         -------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . .      9,104          15,696          20,578
                                                             --------         -------        --------
                                                             --------         -------        --------

 * Reclassified to conform to September 30, 1997 presentation

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS

As described in Note 2, the Company disposed of its real estate subsidiary in the first quarter of 1997, eliminating real estate of Lit. 15,100 million and real estate loans of Lit. 9,379 million. The Company received Lit. 4,468 million of the sales proceeds in the period to September 30, 1997, included, net of Lit. 411 million cash disposed, in the item "Sale/purchase of subsidiaries net of cash disposed/acquired". The amount outstanding of Lit. 1,610 million is included in related party receivables.

             See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1997

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1996 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,724 to U.S. $1, the approximate exchange rate at September 30, 1997. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1997

NOTE 2   DISPOSAL OF REAL ESTATE SUBSIDIARY (CONTINUED)

The Company has granted the purchaser an option to settle the final installment in cash of Lit. 2,040 million or by way of paying in up to 120,000 shares of the Company's common stock to be valued at the higher of $10.00 and the market value of the shares as at December 31, 1997. The Company reclassified these 120,000 shares subject to the option from 'Shareholders' equity' to 'Shares subject to repurchase' at their estimated fair value, at the date of the transaction, of $8.00 (Lit. 13,416) per share for an amount of Lit. 1,610 million ($960,000).

The net amount due in respect of the last installment, adjusted to reflect the fair value of the 120,000 shares, of Lit. 1,610 million, is included in the Balance Sheet in "Receivables from Related Parties".

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

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1997

NOTE 3 COMPLETION OF SALE OF PREFERRED STOCK OF SUBSIDIARY (CONTINUED)

The Moto Guzzi Corp. preferred stock was recorded in the consolidated balance sheet as preferred stock of subsidiary in the amount of Lit. 5,101 million at December 31, 1996 and a further Lit. 2,933 million was recorded in January 1997 as a result of the completion of the private placement. At September 30, 1997, the Company has recorded Lit. 2,715 million as accretion expense in the statement of operations to reflect amortization of the difference between the net proceeds received and the contingent redemption of such shares in January 2002 and the effects of changing exchange rates on such repurchase commitment.

NOTE 4  CHANGE OF CONTROL

Finprogetti S.p.A., the largest shareholder of the Company, sold to Tamarix Investors, LDC on May 2, 1997, 900,000 shares of the Company's common stock. Tamarix and Finprogetti agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 735,000 shares of common stock owned by Finprogetti. The put option is exercisable for a one year period, beginning on May 3, 1998 and the call option is exercisable during the two years through May 2, 1999. During such two year period, Tamarix has a proxy from Finprogetti to vote such 735,000 shares.

In addition, Finprogetti delivered the resignations from the Company's Board of Directors of five persons who had been nominated at the request of Finprogetti. In connection with the foregoing the Company entered an agreement on April 8, 1997 to (a) engage Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of $200,000 per year, (b) issue to Centaurus Management LDC, the Manager of Tamarix, a warrant to purchase 1,250,000 shares of common stock with an exercise price equal to the offering price per share of common stock of $6.00 in the public securities offering of the Company completed on June 6, 1997 (See Note 5, below), exercisable for a three year period, (c) register the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants, and (d) cause the By-Laws or the Articles of Incorporation of the Company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of the three classes, (ii) provide for a representative of Tamarix to be Chairman of the Board of the Company, (iii) provide that Tamarix's consent will be required to further amend the Company's Articles of Incorporation, and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include the Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1997

NOTE 4  CHANGE OF CONTROL (CONTINUED)

The Company estimated the fair value of the warrants issued to Centaurus Management LDC, the manager of Tamarix Investors LDC, as an inducement to acquiring Finprogetti S.p.A.'s shares of the Company's common stock, at $1 per warrant. The Company has accounted for the issuance of the warrants by crediting additional paid-in capital in the amount of $1,250,000, Lit. 2,124 million at the then prevailing exchange rate, and charging such amount to the statement of operations as a charge for issuance of warrants.

NOTE 5  PUBLIC OFFERING OF THE COMPANY'S SECURITIES

On June 6, 1997, the Company completed a public offering of its securities (the "Offering"), issuing 1,250,000 shares of common stock at $6.00 per share and 1,437,500 Redeemable Common Stock Purchase Warrants at $0.10 per Warrant.
 Each Warrant is exercisable for five years at an exercise price of $7.20 per share of Common Stock. The Company may redeem the Warrants at a price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the Common Stock has been at least $9.60 on all 20 trading days ending on the third day prior to the day on which notice is given. The Company also sold for $100 to GKN Securities Corp., the Company's Representative for the Offering, an option to purchase up to 125,000 shares of Common Stock and/or 125,000 Warrants. The option is exercisable for four years commencing June 6, 1998 at an exercise price of $6.12 per share of Common Stock and $0.102 per Warrant.

The gross proceeds of the Offering amounted to $7,643,750 and the net proceeds, after underwriting commissions and other costs, received by the Company amounted to approximately $6,037,000, equivalent to Lit. 10,256 million at the then prevailing exchange rate.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS
3 MONTHS TO SEPTEMBER 30, 1997


                                     1997              1996
                                    LIRE M.           LIRE M.
Net sales........................   23,323   100.0%   17,042   100.0%
Cost of sales....................  (20,775)  (89.1%) (15,024)  (88.2%)
                                   -------           -------
                                     2,548    10.9%    2,018    11.8%
Selling, general and
 administrative expenses.........   (5,853)  (25.1%)  (4,362)  (25.6%)
Research & product development...     (496)   (2.1%)    (287)   (1.7%)
Rental income....................       28     0.1%      348     2.0%
Reserves for value of real
 estate..........................        -       -    (2,950)  (17.3%)
Other income, net................      389     1.7%      314     1.8%
                                   -------           -------
                                    (3,384)  (14.5%)  (4,919)  (28.9%)
Interest expense.................     (984)   (4.2%)  (1,705)  (10.0%)
Interest income..................      939     4.0%    1,279     7.5%
                                   -------           -------
Loss before income taxes and
 minority interests..............   (3,429)  (14.7%)  (5,345)  (31.4%)
Income taxes.....................     (151)   (0.6%)      (8)   (0.0%)
Minority interests...............      202     0.9%     (127)   (0.7%)
Amortization of premium for
 redemption of preferred stock of
 subsidiary......................     (732)   (3.1%)       -       -
                                   -------           -------
Net loss.........................   (4,110)  (17.6%)  (5,480)  (32.2%)
                                   -------           -------
                                   -------           -------

NET SALES                      1997           1996       %CHANGE

Motorcycles*................  18,105         12,959       39.7%
Steel tubing................   4,661          3,534       31.9%
Corporate & other...........   1,354            807       67.8%
Intersegment eliminations...    (797)          (258)     208.9%
                              ------         ------      -----
                              23,323         17,042       36.9%
                              ------         ------      -----
                              ------         ------      -----

* Motorcycle segment sales net of intrasegment eliminations

The increase in net sales of motorcycles is due to higher sales at Moto America, the inclusion of the Moto Guzzi France which reports higher sales prices than at the factory and an improved sales mix with increased sales of larger, more expensive motorcycles. Unit motorcycle sales increased by 32.5% in the third quarter of 1997 to 1,232. Third quarter 1996 motorcycle sales had been restricted due to the failure of certain suppliers to provide components.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

The increase in net sales of steel tubing at the Company's L.I.T.A. subsidiary is due to a 22.6% increase in volume to 3,195 tons, and to higher prices which have now partly recovered after falling significantly in 1996.

COST OF SALES, MARGINS AND PRODUCTION

Margins in the three month period fell from 11.8% in 1996 to 10.9% in 1997 primarily because of increased material and variable production costs at Moto Guzzi which the Company elected not to pass on to customers through increased selling prices in favor of pursuing market share. 1996 margins had benefited from increases in selling prices, effective from March 1996, averaging 5% whereas no further price increases have been made since such time. The Company's policy, of outsourcing more components to increase production capacity, has also negatively impacted margins as production and sales volumes have not yet increased sufficiently to produce an overall gain. Offsetting these factors, Moto Guzzi recorded higher margins from increased sales in the United States by Moto America and from its French importer, Moto Guzzi France, which was operative from the end of the first quarter of 1997.

1,277 units were completed at Moto Guzzi in the three months ended September 30, 1997 compared to 1,103 units in the corresponding period in 1996, an increase of approximately 16%. Completed units in 1996 were restricted by component supply issues. The Moto Guzzi factory was closed for nearly all of August in both 1997 and 1996, in accordance with Italian practice.

Margins at L.I.T.A. improved slightly in the three months ended September 30, 1997 due to the continued slow recovery of sale prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in the three months ended September 30, 1997 increased by Lit. 1,491 million ($864,849) or 34.2% over the 1996 period. The increase was primarily in the motorcycle segment and reflects higher selling and administrative costs at Moto America Inc. as a result of increased business levels, the inclusion of Moto Guzzi France, which was operative from the end of the first quarter of 1997, and increases in personnel at Moto Guzzi S.p.A. in sales, marketing, product development and information systems.

RESERVES FOR VALUE OF REAL ESTATE

In the third quarter of 1996, the Company made reserves in respect of land in Sardinia and in respect of its Cologne property of which it subsequently disposed.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

OTHER INCOME, NET

In 1997 and 1996, other income is principally composed of exchange gains.

INTEREST INCOME AND EXPENSE

Interest income declined as a result of reduced liquidity stemming from payments in November 1996 to consummate the Company's share repurchase program and the funding of losses incurred by the Company. The decline was partly offset by additional liquidity resulting from the Company's June 1997 share offering. Interest rates have also declined in 1997 compared to 1996.

Indebtedness from real estate activities was eliminated with the sale of the Company's Cologne property in the first quarter of 1997, while advances from banks, primarily to finance working capital at Moto Guzzi, have increased. Overall, indebtedness has declined and interest expense has also benefited from lower interest rates in 1997.

AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

The Company recorded accretion expense in its third quarter 1997 statement of operations of Lit. 732 million in respect of the obligation of its Moto Guzzi Corp. subsidiary to redeem its outstanding class of preferred stock in January 2002 for an aggregate cost of $12,000,000 upon the occurrence of certain conditions. The accretion expense includes amounts for the effects of exchange rates on this obligation, denominated in U.S. dollars.

NET LOSS

Overall, the Company's net loss decreased from Lit. 5,480 million to Lit. 4,110 million ($2,384,000) in the three months ended September 30, 1997 compared to 1996. The Company's operating loss (sales less costs of sales and selling, general and administrative expenses) increased from Lit. 2,344 million to Lit. 3,305 million due principally to increased selling general and administrative expenses at Moto Guzzi, offset by modest improvements at L.I.T.A. 1996 results were also adversely affected by Lit. 2,950 million of impairment reserves which item is not present in 1997. Net interest expense benefited in 1997 due to reduced interest payable on loans on real estate which have been disposed in the first quarter of 1997 and lower interest rates. The Company has also recorded accretion expense of Lit 732 million ($424,594) relative to Moto Guzzi Corp., which item was not present in 1996.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


RESULTS OF OPERATIONS
9 MONTHS TO SEPTEMBER 30, 1997



                                     1997              1996
                                    LIRE M.           LIRE M.

Net sales......................   76,610     100.0%   66,043    100.0%
Cost of sales..................  (66,462)    (86.8%) (56,821)   (86.0%)
                                 -------             -------
                                  10,148      13.2%    9,222     14.0%
Selling, general and
administrative expenses........  (17,607)    (23.0%) (14,179)   (21.5%)
Research and development.......   (1,393)     (1.8%)    (613)    (0.9%)
Rental income..................      423       0.6%    1,098      1.7%
Reserve for real estate
 values........................        -         -    (2,950)    (4.5%)
Other income, net..............    2,635       3.4%      227      0.3%
                                 -------             -------
                                  (5,794)     (7.6%)  (7,195)   (10.9%)
Interest expense...............   (3,565)     (4.7%)  (4,882)    (7.4%)
Interest income................    1,728       2.3%    3,318      5.0%
                                 -------             -------
Loss before income taxes and
 minority interests............   (7,631)    (10.0%)  (8,759)   (13.3%)
Income taxes...................     (445)     (0.6%)    (600)    (0.9%)
Minority interests.............      521       0.7%     (476)    (0.7%)
Amortization of premium for
 redemption of preferred stock
 of subsidiary.................   (2,715)     (3.5%)       -
Charge for issuance of
 warrants......................   (2,124)     (2.8%)       -
                                 -------             -------
Net loss.......................  (12,394)    (16.2%)  (9,835)   (14.9%)
                                 -------             -------
                                 -------             -------

NET SALES                       1997           1996     %CHANGE
Motorcycles *.............     59,770         51,234     16.7%
Steel tubing .............     15,202         13,296     14.3%
Corporate & other.........      2,758          2,297     20.1%
Intersegment eliminations.     (1,120)          (784)    42.9%
                               ------         ------     -----
                               76,610         66,043       16%
                               ------         ------     -----
                               ------         ------     -----

 * Motorcycle segment sales net of intrasegment eliminations

The increase in net sales of motorcycles is primarily due to factors comparable to those that impacted the third quarter of 1997. Unit sales increased in the 1997 nine month period to 4,416 from 4,015 in the 1996 period. The increase in net sales of L.I.T.A. is mainly due to higher volumes.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


COST OF SALES, MARGINS AND PRODUCTION

The decrease in margins is due to decreases at Moto Guzzi, for reasons comparable to those which affected the third quarter, offset by an improvement at L.I.T.A., mainly in the first half of 1997 compared to 1996. The improvements at L.I.T.A. primarily reflect a recovery of margins to normal levels in 1997 whereas, in 1996, margins were affected by losses on inventory following sharp decreases in selling prices of products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by Lit. 3,428 million ($1,988,000) or 24.2% over 1996. The increase was primarily in the motorcycle segment and, as discussed in connection with the 1997 third quarter period, reflects higher selling and administrative costs at Moto America Inc., the inclusion of Moto Guzzi France, and increases at Moto Guzzi S.p.A. in respect of management and logistics. Expenses at L.I.T.A. have remained at similar levels to 1996 and there has been a 5.6% decrease in corporate overhead.

OTHER INCOME, NET

In 1997 and 1996, other income is principally composed of exchange gains, which in 1997 amounted to approximately Lit. 2,000 million. The Company also received Lit. 335 million from The Carey Winston Company pursuant to the termination, in February 1997, of the agreement to acquire such company.

INTEREST INCOME AND EXPENSE

Interest income declined in the 1997 nine month period as a result of reduced liquidity and declining interest rates, offset by interest income on the funds received from the Company's June 1997 public offering.

Interest expense declined primarily as a result of lower indebtedness and lower interest rates. Indebtedness from real estate activities was eliminated with the sale of the Company's Cologne property in the first quarter of 1997. The benefits from these factors have been partially offset by increased interest expense relative to increased advances from banks financing working capital at Moto Guzzi.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

The Company recorded accretion expense in its statement of operations of Lit. 2,715 million in respect of the obligation of its Moto Guzzi Corp. subsidiary to redeem its outstanding class of preferred stock in January 2002 for an aggregate cost of $12,000,000 upon the occurrence of certain conditions. The accretion expense includes amounts for the effects of exchange rates on this obligation, denominated in US dollars.

NET LOSS

Overall, the Company's net loss increased from Lit. 9,835 million to Lit. 12,394 million ($7,502,000) in the nine months ended September 30, 1997 compared to 1996. The Company's operating loss (sales less costs of sales and selling, general and administrative expenses) increased from Lit. 4,957 million to Lit. 7,459 million ($4,327,000) due principally to lower margins and increased selling general and administrative expenses at Moto Guzzi, offset partially by improved results at L.I.T.A. and to exchange gains, mainly recorded in the first quarter. The results of the Company also include a number of non-comparable items: in 1996 the Company recorded losses of Lit. 2,950 million in respect of the value of real estate assets; in 1997 the Company has recorded accretion expense of Lit. 2,715 million relative to Moto Guzzi Corp., and Lit. 2,124 million in respect of issuance of warrants, which items were not present in 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash outflows from operating activities amounted to Lit. 11,929 million ($6,919,000) in the nine months ended September 30, 1997 compared to outflows of Lit. 5,479 million in the corresponding period of the previous year. In addition to cash outflows from losses, inventories have increased by Lit. 9,201 million ($5,337,000) due to inventories at the new Moto Guzzi France importer, approximately 280 motorcycles in finished goods at Moto Guzzi S.p.A. and an increase at L.I.T.A. due to higher business levels. There has been a decrease in the level of trade and related party receivables (the 25% owned German Moto Guzzi importer) due primarily to reduced Italian public entity receivables at Moto Guzzi. Accounts payable and accrued expenses have
 remained at similar levels.   In 1996, cash outflows from losses, increased
inventories and trade receivables and a decrease in trade payables were partially offset by receipt of tax receivables of Lit. 5,259 million.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

INVESTING ACTIVITIES

Capital expenditures in the nine months ended September 30, 1997 amounted to Lit. 1,951 million ($1,133,000), primarily at Moto Guzzi. Fixed assets of Lit. 760 million ($440,835) were also acquired by way of finance leases.

As described in Note 2 to the Interim Financial Statements, the Company agreed to sell its Cologne property in the first quarter of 1997 and such sale was consummated in April 1997 by sale of the shares of the subsidiary owning the Cologne property. In consequence, Lit. 15,100 million of real estate and Lit. 9,379 million of long-term debt (after Lit. 333 million principal payment by the Company in 1997 prior to sale of the company) has been eliminated from the balance sheet. The Company received an advance of Lit. 500 million and a further amount of Lit. 1,928 million in the period and disposed of Lit. 411 million of cash held by the disposed subsidiary. A further Lit. 2,040 million was received on July 1, 1997 and a final installment of Lit. 2,040 million is due on December 31, 1997. This last installment may be settled, at the acquirors option, by delivery of up to 120,000 shares of the Company's common stock and the 120,000 shares subject to option have been classified outside shareholders' equity for Lit. 1,610 million.

FINANCING ACTIVITIES

As described in Note 5 to the Interim Financial Statements, the Company received Lit. 10,256 million (US$ 6,037,000) net proceeds from its public offering of securities at then-prevailing exchange rates. Of these funds, Lit. 6,000 million had already been committed to finance further capital expenditures and expansion at Moto Guzzi and a further Lit. 800 million was committed in the quarter.

The Company received Lit. 2,933 million in January 1997 in respect of the last closing of its sale of preferred stock in its subsidiary, Moto Guzzi Corp. Lit. 5,101 million had been received in December 1996. The proceeds have been applied to finance working capital and capital expenditure at Moto Guzzi and to temporarily reduce advances from banks in anticipation of further capital expenditure and development costs. The proceeds of the sale of securities are shown in the balance sheet as "Preferred stock of subsidiary". The holders of the preferred stock can redeem such stock for a total of $12 million if no initial public offering of Moto Guzzi Corp. common stock is made by January 2002. The Company has accrued Lit. 2,715 million for the difference between the net proceeds received and this redemption price and for the effects of exchange rates, through September 30, 1997, on such contingent obligation, denominated in U.S. dollars.

Similarly, the Company has accrued for the effects of exchange rates of its repurchase obligation of 776,530 shares at $11.27 per share, as described below, and for amortization of the difference between the fair value of $10.00 at the date when agreement was made to repurchase such shares and

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

the $11.27 per share payable. A total of Lit. 1,927 million has been accreted through September 30, 1997.

The Company redeemed 22,380 shares on June 30, 1997 for Lit. 450 million pursuant to obligations described below.

Loan principal repayments in the first three quarters of 1997 amounted to Lit. 1,781 million, of which Lit. 333 million relates to the Cologne property, disposed effective March 31, 1997. Advances from banks increased primarily as a consequence of losses from operations and financing of increased inventories at Moto Guzzi.

COMMITMENTS AND FUTURE LIQUIDITY

The Company has share repurchase commitments in 1998 for 776,530 shares previously owned by the former Chairman for which amounts are deposited as security. The Company has deposited investments included in the balance sheet at Lit. 14,497 million to secure this repurchase commitment. The amounts deposited, plus accrued interest, are expected to be sufficient to finance such repurchase if the Dollar - Lire exchange rate is lower than approximately 1,714. In the third quarter of 1997 the U.S. Dollar Lire exchange rate reached levels close to 1,840, at which level the purchase commitment exceeded the amounts deposited as security by approximately Lit. 1,200 million. At the date of this report, the U.S. Dollar Lire exchange rate has fallen below 1,700 and, at such rates, the purchase commitment is fully covered by the securities deposited. Since the end of the third quarter, the Company has hedged part of the exchange risk by entering a forward purchase contract for $3 million.

The Company also has share repurchase commitments at December 31, 1997 in respect of up to 120,000 shares deriving from the sale of Cologne, as discussed above and in Note 2 to the Interim Financial Statements. Up to such number of shares may be used to settle a receivable due for the sale of the property of Lit. 1,610 million.

In connection with the resolution of certain matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995, Finprogetti assumed responsibility for a claim which was successfully brought against one of such subsidiaries. The Company agreed to repurchase 105,440 shares issued to Finprogetti at a present value of Lit. 1,940 million. The Company repurchased a total of 32,330 shares for Lit. 650 million in 1996, a further 22,380 shares at June 30, 1997 for Lit. 450 million and must repurchase, at Finprogetti's request, the remaining 50,730 shares for Lit. 450 million in December 1997 and Lit. 570 million in June 1998 for an aggregate purchase price of Lit. 1,020 million shown in the balance sheet at September 30, 1997 at its estimated present value of Lit. 971 million.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

The Company's cash resources of Lit. 15,696 million as at September 30, 1997 are expected to be sufficient for operations and the immediate phase of expansion of Moto Guzzi, for which Lit. 6,800 million has been committed, through the end of 1997 and the first quarter of 1998.

The net proceeds of the sale of preferred stock of Moto Guzzi Corp. and the Company's public offering will not be sufficient to complete the planned rehabilitation and expansion program at Moto Guzzi at the rate proposed by management in 1998. The Company is discussing with a number of financial institutions alternative forms of finance to provide the additional capital that the Company expects will be needed by Moto Guzzi. The Company hopes to finalize such financing by the end of the first quarter of 1998 so that the rehabilitation program can proceed. No assurance can be given, however, that finance will be available, on acceptable terms or at all.

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


                                         TRIDENT ROWAN GROUP, INC.


Dated: November 18, 1997                 By:  s/ Howard E. Chase
                                             --------------------------
                                             Howard E. Chase, President


Dated: November 18, 1997                 By:  s/ Carlo Previtali
                                             --------------------------
                                             Carlo Previtali, Secretary