Form 10-K
period 1997-12-31
TRIDENT ROWAN GROUP INC
filed 1998-04-20
CIK 28367

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K

                    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
             SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act --- of 1934

                For the fiscal year ended    DECEMBER 31, 1997     or
                                         ------------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934.

For the transition period from                        to                    .
                               ----------------------   --------------------

Commission File Number   0-2642
                       ----------

                              TRIDENT ROWAN GROUP, INC.
                              -------------------------
                (Exact name of registrant as specified in its charter)

        MARYLAND                                          52-0466460
---------------------------------------------     ----------------------------
(State of other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

TWO WORLDS FAIR DRIVE, SOMERSET, NEW JERSEY                  08873
---------------------------------------------            ------------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:    (732) 868-9000
                                                    -----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
          -------------------                     ---------------------
                                         None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $0.01 per share

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

               Yes:      X                             No:
                    ------------                            ------------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of April 13, 1998, was $13,622,441.


The number of shares of common stock, $0.01 par value, outstanding as of April 13, 1998 was 4,987,780.

                         DOCUMENTS INCORPORATED BY REFERENCE:

                                        PART I


ITEM 1.                                BUSINESS

OVERVIEW

     The Company owns Moto Guzzi, S.p.A. ("Moto Guzzi"), an Italian manufacturer of luxury and high-performance motorcycles, and L.I.T.A., S.p.A., an Italian manufacturer of welded steel tubes used principally in the automobile and furniture industries, and, through its Temporary Integrated Management S.p.A. ("T.I.M.") subsidiary, provides temporary management and merchant banking services to troubled businesses located primarily in Italy. The Company also owns commercial real estate which is being disposed as and when opportune. The Company was incorporated in Maryland in 1917.

     Until 1993, the Company was primarily in the business of manufacturing luxury automobiles and minicars through its former Maserati S.p.A. subsidiary ("Maserati"), and, secondarily, in motorcycle manufacturing and distribution through Moto Guzzi. After selling its 51% controlling interest in Maserati in 1993, the Company's only remaining operating subsidiary was Moto Guzzi, which the Company had acquired in 1972. In 1993, Moto Guzzi was a manufacturer of medium and high priced motorcycles. For years, Moto Guzzi had been both unprofitable and undercapitalized. The Company's Board of Directors, in 1993 and early 1994, considered a capital investment by or joint venture with a third party, the sale of its interest in Moto Guzzi, or some other form of business combination to repair Moto Guzzi's capital deficiencies and financial condition. When those efforts proved unsuccessful, the Company, in May 1994, engaged the predecessor of T.I.M. to provide Moto Guzzi with critically needed temporary management in order to staunch losses and to provide the time and means to design and implement a capital plan for future growth or, alternatively, a plan for the sale of the subsidiary.

     In July 1995, the Company acquired substantially all of the operating subsidiaries of Finprogetti S.p.A. ("Finprogetti"), consisting of T.I.M., real estate interests (and related debt) and a leasing and factoring company. This acquisition was consummated by issuing the Company's common stock ("Common Stock") to Finprogetti in exchange for those assets. In addition, Finprogetti-affiliated shareholders also purchased newly issued shares of Common Stock for Lit. 8,204 million in cash. In total, 2,330,660 shares of Common Stock were issued for a value of Lit. 38,223 million.

     In April 1995, the Company entered into an agreement, contingent on consummation of the Finprogetti acquisition, to repurchase a controlling interest in the Company, represented by 1,000,000 shares of convertible preferred stock, par value $2.50 per share, and 480,304 shares of Common Stock, previously owned by its former Chairman, Mr. Alejandro de Tomaso, and which had
been transferred to two trusts.   Contemporaneously with the closing of the
Finprogetti transaction, the Company acquired 703,774 shares of preferred and Common Stock from the trusts, the remaining 776,530 shares of preferred stock were exchanged for shares of Common Stock and the Company committed to repurchase such 776,530 shares on June 30, 1998 at a price of $11.27 per share. The Company obtained a bank letter of credit secured by the deposit of marketable securities to guarantee the repurchase.

     Beginning in July 1995, the Company embarked on a program to sell the real estate acquired from Finprogetti and to expand the scope of its acquired T.I.M business to encompass international merchant banking services and real estate services for T.I.M. clients and others. The Company's objective was to seek to invest in troubled companies with the objective of enhancing, through its temporary management capability, the value of such investments and then realizing such enhanced value through exits developed by its merchant banking division. The acquired leasing and factoring division has now been wound down and its operations are not material. See " Commercial Real Estate Development," below.

     L.I.T.A., a producer of welded steel tubes, was acquired in July 1995 and represented the first merchant banking investment by the Company in a client arising out of a T.I.M. engagement. T.I.M. had been engaged by L.I.T.A.'s prior owners in 1994 to manage the company through an operational crisis and to prepare it for sale. Since its acquisition by the Company, L.I.T.A. has expanded its customer base and initiated an export program.

     Beginning in July 1995, the Company made preparations to honor its pledge to undertake a stock repurchase program to accommodate those shareholders who held the view that the Company, following the sale of Maserati, was no longer engaged in the business activity that had initially attracted them to become shareholders. This program was completed in October 1996 with the repurchase of 761,995 shares for approximately $7,479,000 in cash and $1,863,000 in the form of non-negotiable two-year promissory notes bearing interest at 8% per annum.

     Under T.I.M.'s direction, Moto Guzzi increased production and sales, reduced costs, and achieved a small operating profit in 1996. The Company also acquired Moto America Inc., the exclusive U.S. importer of Moto Guzzi motorcycles and parts, in January 1996 for approximately $300,000, in an effort to expand its U.S. market share.

     The progress achieved at Moto Guzzi permitted the Company to seek capital for the investments in plant, machinery, products, marketing and management needed to provide a foundation for the significant growth of Moto Guzzi's business. In December 1996 and January 1997, the Company completed a private placement of Moto Guzzi Corp. preferred stock and common stock purchase warrants which raised gross proceeds of $6,000,000 for development of the Moto Guzzi business. Moto Guzzi Corp. is a U.S. holding company formed expressly for the purpose of holding and financing the Company's interests in the Moto Guzzi business.

     In June 1997, the Company completed a public offering of its Common Stock and Common Stock purchase warrants, raising gross proceeds of $7,643,750, of which the Board of Directors of the Company committed $4,000,000 to Moto Guzzi's growth plan. In the second fiscal quarter of

1997, the Company hired Oscar Cecchinato as CEO of Moto Guzzi, directing him to develop and implement an accelerated growth plan. Moto Guzzi has subsequently accelerated its research and product development expenditures and hired new managers in several areas of its business. It has also set-up a new 100%-owned exclusive importer of Moto Guzzi motorcycles in France, replacing a previous independent exclusive importer, and changed its exclusive importer in Germany, one of its most important markets, with a new importer in which it holds a 25% equity interest and has an option to acquire control. Additionally, Moto Guzzi obtained a Lit. 10,000 million credit facility in February 1998 to fund planned 1998 investments in plant, machinery and product development.

     In May, 1997, Finprogetti, the largest shareholder of the Company, sold to Tamarix Investors, L.D.C., 900,000 shares of the Company's Common Stock. Tamarix and Finprogetti agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 735,000 shares of Common Stock owned by Finprogetti. The put option is exercisable for a one year period, beginning on May 3, 1998 and the call option is exercisable during the two years ending May 2, 1999. During such two year period, Tamarix has a proxy from Finprogetti to vote such 735,000 shares. Subsequently, Tamarix purchased an additional 100,000 shares from Finprogetti so that the put and call options now refer to the remaining 635,000 shares. The Company issued to Centaurus Management L.D.C., the manager of Tamarix, 1,250,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $6.00 per share (the Company's per share public offering price in June 1997) as an inducement to consummate the transaction with Finprogetti. See "Recent Transactions."

     Following the change of control effected by the purchase of Finprogetti's Common Stock interest by Tamarix and changes to the composition of the Company's Board of Directors pursuant to such transaction, the Company set about reviewing its business strategies and its cost structure. In early 1998, the Company's Board of Directors decided that it would dedicate substantially all of its resources and energies to enhance the value of its Moto Guzzi business and not to pursue any new business opportunities. The Company's Board of Directors also decided to accelerate the disposition of its real estate and other non-core assets in support of this decision.

MOTO GUZZI

     INDUSTRY GENERALLY. Historically, the motorcycle had been an "entry level" form of transport which has been supplanted by the automobile. Over recent years, the industry has become established as a recognized leisure industry in developed markets and Moto Guzzi's current range of motorcycles, being larger and more expensive, are principally targeted at the leisure segment of the vehicular industry. The Company's management believes that the recent recognition of motorcycling as an acceptable leisure activity is one of the major factors behind the steady growth in Moto Guzzi's market segment over the last two years. The Company management believes that this trend will continue in the short and medium term and that its markets will not be subject to significant demand changes, although no assurance can be provided that this will be the case.

     MANUFACTURING. Moto Guzzi today manufactures a high priced line of motorcycles, and distributes parts and accessories, under the trademark "Moto Guzzi-Registered Trademark-." Moto Guzzi motorcycles vary in engine displacement from 350cc to 1,100cc. Moto Guzzi has, in recent years, concentrated development and sales efforts on its largest motorcycles, having engines of 750cc or larger but, as part of its growth plan, it is currently examining other market segments. Moto Guzzi parts were distributed through Centro Ricambi, a 100% owned subsidiary of Moto Guzzi until it was merged into Moto Guzzi in 1997.

     All motorcycle manufacturing is conducted at a factory in Mandello del Lario, Italy. Moto Guzzi manufactures certain power train components, acquires certain other components from outside suppliers, and performs finishing work and assembly into motorcycle bodies. Until 1994, Moto Guzzi internally produced a majority of the components of its motorcycles. As a result of its decision to increase outsourcing to increase production capacity, Moto Guzzi now produces less than 40% of all components used in the assembly of its motorcycles.

     Because much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement, the Company expects that, over the next four years, significant further capital, in addition to the amounts raised through the private placement of Moto Guzzi Corp. preferred stock, amounts committed by the Company from proceeds of its public offering and Lit. 10,000 million debt facilities obtained in February 1998, will be required to complete the planned overhaul. While anticipated increases in sales during the four-year period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable Moto Guzzi to increase production and sales rapidly enough to generate the remaining needed capital. Hence, management is exploring a variety of other debt and equity financing options. No assurances can be given that such financing will be obtained on acceptable terms, or at all.

     SEASONAL NATURE OF BUSINESS. Moto Guzzi's business is affected by seasonal factors. Retail market demand is highest in the spring and early summer, whereas most sales to the Italian government generally take place in the last quarter of the year. Moto Guzzi, like most Italian companies, traditionally shuts down production in August of each year and traditionally also has reduced production over the Christmas holidays and in the period immediately following, while inventory is being taken. As part of its effort to increase overall production levels, Moto Guzzi did not additionally suspend production during the December-January period of physical inventory taking.

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

     Motorcycles sold in the United States, the European Economic Community and all other countries are subject to environmental emissions regulations and safety standards with which Moto Guzzi must comply in order to expand its presence in such countries. All motorcycles produced for sale are manufactured with the intent to comply with all applicable safety standards. All current Moto Guzzi models comply with all emission standards applicable in all countries in which they are sold. There can be no assurance, however, that Moto Guzzi will be able cost effectively to comply with any emissions or safety standards which the governments may hereafter adopt (though the design of new products seeks to conform with such standards as are believed likely to be introduced), in which event, Moto Guzzi may be unable to achieve the market growth that it desires.

     Moto Guzzi is subject to a number of governmental regulations relating to the use, storage, discharge and disposal of minerals and alloys used in manufacturing processes and to the safety standards of its facilities and processes. Although neither the Company nor Moto Guzzi has been subject to material environmental or safety claims in the past and the Company believes that the activities of its operating subsidiaries conform in all material respects to presently applicable environmental and safety regulations, claims or the failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against the Company, suspension of production or cessation of certain activities. New regulations could require the Company to acquire costly equipment or incur other significant expenses that could have an adverse effect on the results of operations. Any failure by the Company to control the use of, or adequately restrict the discharge of hazardous substances or comply with safety requirements and legislation could subject it to future liabilities.


     BACKLOGS. On January 1, 1997, Moto Guzzi had open orders from its importers for its entire 1997 production capacity. Export orders for 1998 delivery also exceed production capacity. Moto Guzzi does not have open orders for the full 1998 year for the Italian market where it acts directly selling motorcycles to concessionaires and where it estimates demand based on research by its sales and marketing departments. Open export orders are subject to cancellation without penalty.

     RAW MATERIALS AND COMPONENTS. There are multiple reliable sources for most motorcycle raw materials, including aluminum for power train components. However, certain significant components are available from only one or two sources. In 1996 and 1997, situations arose where Moto Guzzi's suppliers were unable to make timely deliveries of needed components due to production problems incurred by such suppliers. All such delays adversely affect motorcycle production.

     While the cost of imported raw materials is affected by variations in the value of the Italian Lira relative to the currencies of Italy's primary trading partners, currency exchange rates have not had a significant adverse effect on costs and price competitiveness in 1995, 1996 or 1997.

     RESEARCH, DEVELOPMENT AND CONTINUING ENGINEERING. Moto Guzzi, while continuously engaged in product improvement and development, has significantly increased its commitment to develop new products. Aggregate 1997 research and development expenditures by Moto Guzzi were approximately Lit. 3,125 million, compared to Lit. 1,177 million in 1996, and Lit. 602 million in 1995. Expenditures in 1997 related primarily to development of models scheduled for 1998 production. On-going programs relate to specific models under development and, more generally, developing more powerful two-cylinder air-cooled and other engines with improved performance and durability characteristics, superior braking systems, suspensions, frames, transmissions and other components applicable to two-wheeled vehicles.

     SALES, MARKETING AND INVENTORY. Moto Guzzi primarily markets its products through advertising in trade publications, participation in promotional events and fairs, attendance at trade shows and from editorial coverage in trade and general circulation press. All sales are invoiced in Italian lire except sales to the United States which are invoiced in U.S. dollars. Prices are customarily reviewed and are increased to cover increases in production costs at periodic intervals and in light of prevailing exchange rates. Italian prices for motorcycles traditionally have been higher than export prices. In March 1996, Moto Guzzi increased prices of its various models 5% on average for domestic sales and for export sales invoiced both in lire and in dollars. In 1997, Moto Guzzi generally maintained its selling prices in order to maintain market share, and increased prices by approximately 5% effective April, 1998. Export sales continued to reflect lower margins than domestic Italian sales. See Note 18 of Notes to Consolidated Financial Statements.

     Moto Guzzi is not affected by any unusual industry practices relating to returns of merchandise or extended payment. It is obliged to maintain 10 years' inventory of parts for all motorcycles sold to Italian government agencies and, in common with many other motor vehicle manufacturers, maintains significant spare parts inventories for commercial reasons. Moto Guzzi's sales are pursuant to open purchase orders rather than long-term contracts. By scheduling production in anticipation of fulfilling such orders, it may end a given year with substantial inventory if orders are cancelled or delivery not taken.

     DISTRIBUTION. Moto Guzzi maintains a distribution network throughout Italy of over 120 independent dealers. No single Italian dealer accounted for more than 5% of the sales of Moto Guzzi in 1997. The Italian dealers who distribute Moto Guzzi motorcycles generally handle other brands as well.

     In 1997, a single importer-distributor acted as exclusive importer-distributor for Moto Guzzi in each of Argentina, Australia, Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Greece, Holland, Japan, Luxembourg, Malaysia, Malta, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom, and the United States.

     Moto America is Moto Guzzi's exclusive importer-distributor in the United States. Until 1996, when it was acquired by the Company and later transferred to Moto Guzzi Corp., Moto America was an independent business.

     In November 1996, Moto Guzzi replaced its independent French importer-distributor with a newly created wholly-owned subsidiary of Moto Guzzi, which commenced operations in February 1997.

     Moto Guzzi also owns a 25% equity interest in MGI GmbH, a new German corporation which became the exclusive importer-distributor of Moto Guzzi motorcycles and spare parts on January 1, 1997. Moto Guzzi has the right to acquire up to a total of 90% of the equity interest of the new distributor within four years. Until December 1996, Moto Guzzi also owned a 25% equity interest in A+G Motorad GmbH ("A+G"), a German corporation, the majority of the shares of which is owned by Aprilia S.p.A., another Italian manufacturer of motorcycles with small displacement engines. A+G distributed the motorcycles of both Moto Guzzi and Aprilia in the German market in 1996, but was replaced as the Moto Guzzi distributor in 1997 by MGI GmbH.

     Moto Guzzi provides support to its worldwide dealer network by, among other things, operating a technical training and support facility at Mandello del Lario. All dealers are required to attend training courses at the inception of their relationship, and periodically thereafter.

     Set forth below is a chart illustrating percentage of motorcycle sales revenues attributable to various geographic areas in the three most recent fiscal years. Sales outside Italy in 1997 were approximately Lit. 50,000 million, 63% of total sales.


                                   MOTO GUZZI SALES
                                                             YEAR ENDED DECEMBER 31
                                                             ----------------------
GEOGRAPHIC AREAS                                            1997      1996      1995
                                                            ----      ----      ----

     Italy  . . . . . . . . . . . . . . . . . . . . . .      37%       37%       35%
     Europe (other than Italy)  . . . . . . . . . . . .      46%       43%       49%
     United States  . . . . . . . . . . . . . . . . . .      13%        7%        6%
     Elsewhere. . . . . . . . . . . . . . . . . . . . .       4%       13%       10%


     COMPETITION. The sale of motorcycles is a highly competitive business, with competition typically coming from all powered passenger vehicles, as well as motorcycles. The overall motorcycle market in Italy (excluding scooters) grew in 1997, with new vehicle registrations increasing by approximately 38% compared to the same period in 1996. The market in Italy for larger motorcycles, in which Moto Guzzi is concentrating its sales and production efforts, increased by 29% in 1997 compared to 1996, according to the Italian Ministry of Transportation. Moto Guzzi maintains an extremely small share of the world-wide motorcycle market, which is dominated by many of the same manufacturers that predominate in Italy. Many of such companies are far larger and better capitalized, with greater name recognition. Moto Guzzi competes principally through such intangible qualities as performance, reputation and quality of manufacture, areas in which its competitors also excel.

     The Italian market today remains dominated by large, well-financed Japanese manufacturers. A number of Italian and foreign manufacturers, principally Cagiva, Honda, BMW, Yamaha, Kawasaki and Suzuki, sell their products in the Italian market. In 1997, according to data from the Italian Ministry of Transportation, the Italian market shares of the principal competitors of Moto Guzzi on a unit basis, excluding scooters, were as follows:



                                                       ALL           LARGE
                                                   MOTORCYCLES    MOTORCYCLES
                                                   -----------    -----------

     Honda . . . . . . . . . . . . . . . . . . . . . . 26.5%          29.9%
     Yamaha. . . . . . . . . . . . . . . . . . . . . . 16.8%          18.4%
     Aprilia . . . . . . . . . . . . . . . . . . . . .  7.0%           3.7%
     Suzuki. . . . . . . . . . . . . . . . . . . . . . 13.8%          14.7%
     BMW . . . . . . . . . . . . . . . . . . . . . . .  8.4%          10.7%
     Kawasaki. . . . . . . . . . . . . . . . . . . . .  7.0%           5.3%
     Ducati. . . . . . . . . . . . . . . . . . . . . .  6.9%           8.7%
     Harley Davidson . . . . . . . . . . . . . . . . .  3.2%           4.1%
     Cagiva. . . . . . . . . . . . . . . . . . . . . .  1.6%           0.8%
     Moto Guzzi. . . . . . . . . . . . . . . . . . . .  2.7%           2.6%
     Others. . . . . . . . . . . . . . . . . . . . . .  6.1%           2.1%

     PRODUCT LIABILITY. Moto Guzzi's business exposes it to possible claims for personal injury from the use of its products. Moto Guzzi maintains liability insurance with a per-occurrence limit of Lit. 2,000 million. Although no claims have been made against the subsidiary in excess of insurance coverage, there can be no assurance that such claims will not arise in the future or that the insurance coverage will be sufficient to pay such claims. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

     PATENTS AND TRADEMARKS. Except as described below, the business of Moto Guzzi is not and has not been in any material respect dependent upon patents, licenses, franchises or concessions. The component parts of motorcycles are manufactured pursuant to well known techniques and include components which are not unique to its products, although some of these components are specially styled and designed. Management believes that the registered trade name "Moto Guzzi-Registered Trademark-" and the related trademarks are well known and highly regarded throughout the world, and appropriate steps have been taken to protect Moto Guzzi's rights in these trade names and trademarks in 67 countries, including those countries representing significant markets.

     EMPLOYEES AND EMPLOYEE RELATIONS. Relations with Moto Guzzi employees are considered by management to be good. At December 31, 1997, Moto Guzzi had 360 employees, compared to 358 at December 31, 1996, including employees of Centro Ricambi, merged into Moto Guzzi in 1997, of whom approximately 71% were engaged in factory production and the balance in various supervisory, sales, purchasing, administrative, design, engineering and clerical activities. Resolution of the national metal workers union contract in 1997 resulted in a one-time payment to workers of Lit. 900,000 ($588) in respect of periods prior to the date of the new agreement. An increase in Moto Guzzi's use of outsourced components reduced overtime hours to 5.2% of total hours in 1997 compared to 7.7% in 1996.

     Moto Guzzi was not subjected to any significant local work stoppages or strikes in 1997. In December 1997, however, Moto Guzzi experienced a work stoppage of one hour duration prompted by reports that management was considering alternative locations as part of its long term expansion plans. In 1996, it was subjected to strikes totaling 2-1/2 production days, all concerning the negotiation of a national contract for all workers in metal working industries. The national strikes resulted in the loss of approximately four production days because of additional time needed to restart production after each strike. Moto Guzzi's "company" contract was renegotiated early in 1996. Renegotiation of the "national" contract was completed in 1997.

     Under Italian law, persons in a company acquire the right to severance pay based upon salary and years of service. At December 31, 1997, Moto Guzzi was obligated to pay employees an aggregate of Lit. 8,003 million, and Lit. 7,154 million at December 31, 1996. See Note 2 of Notes to Consolidated Financial Statements of the Company.

L.I.T.A.

     BACKGROUND. On July 25, 1995, the Company, through one of its Italian subsidiaries, acquired L.I.T.A. T.I.M. had been retained to manage L.I.T.A. after a material decline in L.I.T.A.'s operations, and to oversee its sale to a third party to be identified by T.I.M. The physical and operational presence of T.I.M. at L.I.T.A., its ability to examine and comprehensively analyze the managed company's operational and capital needs and T.I.M.'s ability to help its client to meet its strategic objective of selling L.I.T.A. represents an example of an investment opportunity arising from T.I.M.'s management business. The stock of L.I.T.A. was acquired at a cost of Lit. 615 million, representing a discount of approximately Lit. 1,600 million from the book value of L.I.T.A.'s assets of Lit. 2,264 million.

     MANUFACTURING. L.I.T.A. manufactures plain and perforated welded specialty steel tubes used principally in the automotive and furniture industries. The subsidiary's 10,000 square meter factory in Torino has a two-shift production capacity of approximately 15,000 tons. Beginning in 1996, following the installation of T.I.M. management, L.I.T.A.'s production equaled 80% of capacity; in prior years, however, production rarely reached 60% of capacity.

     IMPACT OF CHANGING PRICES AND CURRENCY MOVEMENTS. Steel prices have a material effect on the business of L.I.T.A. Finished product prices are affected by the cost of steel; market and competitive pressures are such that selling prices react quickly to changes in the price of steel. From January to June 1996, the prices of various qualities of steel used by L.I.T.A. decreased, on average, by approximately 22%. Finished product selling prices fell in response and margins were burdened by losses on inventories of steel. The negative effect on margins over the first six months of 1996 was estimated as approximately Lit. 600 million. Steel prices stabilized in the fourth quarter of 1996 and remained broadly stable in 1997 with some small price recovery. To the extent permitted by competition, L.I.T.A. seeks to pass increased costs from changing prices on to its customers by increasing selling prices.

     Exchange rates historically did not have a significant effect on the business of L.I.T.A., as export sales were not significant to overall sales. Export sales in 1997 amounted to 18% of sales and

L.I.T.A. is seeking to increase such sales. As export sales continue to increase, L.I.T.A. will become more sensitive to exchange rates between Italy and the countries of export.

     PLANT AND MACHINERY. L.I.T.A.'s plant and machinery were acquired many years ago. When the Company acquired L.I.T.A. in July 1995, the fair value of the assets acquired was in excess of the price paid. This excess, in accordance with generally accepted accounting principles, was applied to reduce the carrying values of long-term assets and fixed assets. Depreciation expenses are therefore significantly lower than if they were based on current prices. Plant and machinery will be replaced in future years at higher costs with higher depreciation charges which, in many cases, may be offset by technological improvements.

     RESEARCH AND DEVELOPMENT. L.I.T.A.'s actual annual and forecast research and development expenditure is only approximately Lit. 150 million, less than 1% of actual and projected revenues. The low level of expenditures was possible because L.I.T.A. manufactures according to a well-known and relatively uncomplicated process.

     SALES AND MARKETING. L.I.T.A. distributes its products directly in all countries except in the U.K., where it distributes through exclusive agents, (which represents approximately 5% of net sales) and in certain regions of Italy (which represent approximately 20% of net sales). See Note 18 to Consolidated Financial Statements.

     CUSTOMERS. L.I.T.A. has begun developing a market in the low-cost furniture industry, which provides a steadier flow of production and demand than the automotive industry. L.I.T.A. currently has a number of customers each representing between 5% and 9% of net sales. As a consequence of the current and planned expansion of the business, including expansion of export sales and expansion in markets other than the automobile market, it is expected that in the medium term the importance of any single customer will decrease.

     BACKLOGS. L.I.T.A. has no long-term contracts with customers and orders typically reflect the requirements of customers for the following one to two months.

     EXPORT SALES. L.I.T.A. did not have significant export sales prior to 1996. In 1997, 82% of net sales were made in Italy, and most of the remaining 18% were made elsewhere in Europe. In 1996, 90% of net sales were made in Italy, 7% elsewhere in Europe, and 3% elsewhere in the world.

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

     NUMBER OF EMPLOYEES. Labor relations with L.I.T.A.'s employees are considered by management to be excellent. L.I.T.A. was not subjected to any strikes or work stoppages in 1996 or 1997. As of December 31, 1997, L.I.T.A. had 34 employees, of which 28 are engaged in production and 6 in management, sales and administrative roles. At December 31, 1997, the amount of L.I.T.A.'s severance pay obligation to employees was Lit. 888 million.

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

T.I.M.

     T.I.M. is a wholly-owned subsidiary of the Company, having been acquired in 1995 as part of the purchase of substantially all of the operating subsidiaries of Finprogetti.

     T.I.M. provides temporary management for companies facing special problems through a network of experienced and qualified managers which it makes available to operate all or strategic portions of the businesses of its clients. Managers are selected based on a client's specific needs and are supported by T.I.M.'s management and administrative resources. T.I.M. analyzes the client's businesses and develops strategic business plans based on the client's objectives which, upon agreement with the client, define the goals and standards by which T.I.M.'s performance and incentive compensation will be measured at the end of each engagement. A significant component of T.I.M.'s compensation is performance-related.

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

     The ability of T.I.M. to generate management services income for the Company is in part dependent on the availability of and ability to attract suitably qualified managers to collaborate with T.I.M. The availability of suitably qualified managers will depend on, among other factors, the general economy in Italy and demand for managers, the actions of companies that seek to compete with T.I.M. or offer alternative employment options to such managers, and the ability of T.I.M. to negotiate attractive engagements and attractive engagement terms for potential manager candidates.

COMMERCIAL REAL ESTATE DEVELOPMENT

     The Company acquired, as part of the Finprogetti transaction, a real estate portfolio which it has been disposing of and will continue to seek to liquidate at opportune times.

     In June 1996, the Company sold its 66.7% equity interest in Immobiliare Broseta S.r.l. which owns industrial and commercial holdings and additional surrounding land aggregating approximately 66,000 square meters in Bergamo, Italy to its then 25% owned affiliate Domer S.r.l. The remaining 33.3% equity interest in Immobiliare Broseta S.r.l. was owned by Interim S.p.A., a subsidiary of Domer and was transferred to Domer. The Company had sought offers from third parties through an independent broker and the sale price of Lit. 5,200 million offered by Domer was the highest of the offers received. Domer issued a promissory note for Lit. 1,800 million of the sale price, due December 31, 1996, which note was subsequently extended for another year, bearing an interest rate
equal to the official Lira discount rate plus 3%.   The balance due of Lit.
3,400 million was to be received from the sales of apartments to be developed from the Immobiliare Broseta property when such sales occurred or on June 30, 1999, whichever occurred earlier. This amount of Lit. 3,400 million carried an interest rate of 6%, payable bi-annually, and has been accounted for at its estimated net present value of Lit. 2,908 million, applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. The book value of the 66.7% interest in Immobiliare Broseta S.r.l. was Lit. 4,708 million and no gain or loss was recorded on the transaction.

     In December 1997, the Company entered into an agreement to dispose of its 25% interest in Domer and the promissory notes due from Domer deriving from the
Company's 1996 disposal of Immobiliare Broseta described above.   The
consideration for such sale is composed of Lit. 2,900 million in cash, of which Lit. 1,400 million was paid on December 31, 1997 and Lit. 1,500 million on March 31, 1998, plus the proceeds of sale by persons affiliated with Finprogetti of 45,977 shares of the Company's Common Stock, plus the proceeds from the sale of certain apartments located in Bergamo, the sales of which are expected to be substantially completed during 1998.

     The Company estimates that the aggregate of the consideration received and to be received will at least equal the aggregate carrying value of Lit. 6,238 million of the 25% interest in Domer and the promissory notes due by Domer to the Company from the Immobiliare Broseta sale. No gain has been recorded in respect of this transaction in the financial statements at December 31, 1997 and the amounts due are shown in "Other receivables" at the aggregate book value of the assets disposed of, less the Lit. 1,400 million received in 1997.

     In March 1997, the Company agreed to sell its interest in Finprogetti Investimenti Immobiliare S.p.A., ("FII"), the Italian entity which had owned commercial property at Cologne, Italy. The Cologne property is subject to a lease expiring in 1998 and is encumbered by two mortgages requiring substantial amortization payments. In addition to assuming all of the mortgage indebtedness, the purchaser agreed to pay to the Company approximately Lit. 6,178 million, of which Lit. 2,428 million was paid in March and April 1997 and Lit. 2,040 million paid on July 1, 1997. The balance was paid on December 31, 1997, at the option of the purchaser, by delivery of 120,000 shares of Common Stock of the Company, valued at Lit. 1,610 million at the date this option was given to the purchaser. Alternatively, the purchaser had had the option of paying Lit. 2,040 million in cash. In connection with the sale of FII, the purchaser undertook to pay to the Company the proceeds of a tax receivable owned by FII, at such time as the proceeds are received.

     The Company owns an 80% interest in unimproved land aggregating 2,539,020 square meters near Cagliari (Sardinia), Italy which had a book value at December 31, 1997 of Lit. 3,500 million, net of reserves for risks connected with the permitted use of the land and its development. An option held by an unaffiliated third party to purchase the Company's interest in this land, for an amount above book value, expired unexercised on June 30, 1996. The land has development potential for tourism or residential purposes and the Company is exploring its disposition.

     The Company owns 99.9% of Pastorino Strade S.r.l., which owns concession rights for 196 spaces in a municipal parking garage in Genoa, Italy. The book value of the concession rights is Lit. 4,406 million at December 31, 1997. The rights expire in the year 2041 and are being depreciated over the period from acquisition to this date. The Company has sub-contracted management of the parking spaces under a three-year contract and will consider disposition of the concession rights upon the termination of this contract or sooner, depending on market conditions.

     Unrelated to the real estate acquired from Finprogetti, the Company owned and subsequently sold surplus property remaining after the Maserati sale and the winding down of the automobile spare parts operation. A parcel in Rome, Italy was sold in December 1996 for approximately Lit. 1,533 million, and a parcel in Baltimore, Maryland in July 1996 for approximately $1,100,000.

RECENT TRANSACTIONS

     TRANSFER OF CONTROLLING INTEREST TO TAMARIX. On May 2, 1997, Finprogetti, then the largest shareholder of the Company, agreed to sell to Tamarix, a Cayman Islands limited duration company, 900,000 shares of Common Stock.
Tamarix and Finprogetti agreed that Finprogetti will have a put right and Tamarix a call right with respect to an additional 735,000 shares of Common Stock owned by Finprogetti. The put option is exercisable for a one year period, beginning on the first anniversary of the closing of the 900,000 share purchase and sale and the call option is exercisable during the two years beginning on such closing date. During such two-year period, Tamarix will have a proxy from Finprogetti to vote such 735,000 shares. Subsequently, Finprogetti sold to Tamarix 100,000 of such shares so that the put and call options described above now relate to 635,000 shares. In addition, Finprogetti delivered the resignations from the Company's Board of Directors of certain persons. In connection with the foregoing the Company (a) engaged Tamarix Capital Corporation for three years to provide certain financial advisory services to the Company at a cost of $200,000 per year, payable quarterly, plus reasonable expenses, (b) issued to Centaurus Management LDC, a Cayman Islands limited duration company and the manager of Tamarix, a warrant to purchase 1,250,000 shares of Common Stock with an exercise price equal to the offering price per share of Common Stock exercisable for a three-year period, (c) registered the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants, and (d) caused the By-Laws or the Certificate of Incorporation of the Company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of the three classes, (ii) provide for a representative of Tamarix to be Chairman of the Board of the Company, (iii) provide that Tamarix's consent will be required to further amend the Company's Certificate of Incorporation, and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include three Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix. As financial advisor, Tamarix will, among other things, identify potential investment or acquisition opportunities for the Company, and sources of capital for the Company and its subsidiaries. See also Notes to Consolidated Financial Statements.

     1997 PUBLIC OFFERING. In June 1997, the Company completed an underwritten "firm commitment" public offering of 1,250,000 shares of Common Stock and 1,437,500 Redeemable Common Stock Purchase Warrants (the "Warrants"). Each Warrant is exercisable for one share of Common Stock of the Company at an exercise price of $7.20 share, for a period of five years commencing on June 5, 1997 - the effective date of the offering, and is redeemable by the Company under certain circumstances. GKN Securities Corp., of which Deborah S. Novick, a director of the Company, is also an officer, acted as underwriter for the 1997 public offering.

     MOTO GUZZI FINANCING. The Company's newly-formed subsidiary, Moto Guzzi Corp., acquired all of the equity interest of the Company in Moto Guzzi and in Moto America, in exchange for 6,000,000 shares of common stock of Moto Guzzi Corp. In December 1996 and January 1997, Moto Guzzi Corp. consummated a private offering of convertible preferred stock and common stock purchase warrants which raised an aggregate of approximately $5,300,000 for Moto Guzzi Corp. net of expenses. GKN Securities Corp. acted as placement agent.

STRUCTURE OF THE COMPANY

     The following chart depicts the current structure of the Company.

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

     OAM owns a 60% equity interest in Moto Guzzi Corp., a 100% equity interest in Finprogetti International Holdings, S.A., a Luxembourg corporation ("FIH"), a 99.9% equity interest in Pastorino Strade, S.r.l. and an 80% equity interest in Grand Hotel Bitia S.r.l. FIH owns the remaining .1% equity interest in Pastorino Strade.

     FIH owns a 99.6% equity interest in L.I.T.A. S.p.A. OAM owns the remaining 0.4% interest in L.I.T.A.

     Moto Guzzi Corp. owns a 100% equity interest in Moto Guzzi S.p.A. ("Moto Guzzi"), an Italian corporation and 100% of the equity interest in Moto America, Inc., a North Carolina corporation.

     Moto Guzzi owns a 100% equity interest in Centro Ricambi S.r.l., an Italian corporation, a 25% equity interest in MGI GmbH, a German corporation, and a 100% equity interest in Moto Guzzi France, S.A., a French corporation.

ITEM 2.   PROPERTIES

     The following facilities were in 1997, and are presently, leased or owned by the Company in the active conduct of its business:

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

      (c) Moto Guzzi's parts distribution facility is located at a 3,683 square meter facility in Modena, Italy, under a six-year lease expiring in 2002. The current year lease obligation is Lit. 239 million, and is subject to incremental annual increases.

      (d) Offices aggregating 480 square meters in Milan, Italy, used by Trident Rowan Servizi, OAM and T.I.M. are leased from an entity affiliated with Francesco Pugno Vanoni, the former Chairman of the Board of the Company, and his brother, at a cost of Lit. 161 million in 1997 under a lease expiring on August 31, 2000. The rental is believed to be comparable to rents paid for similar facilities elsewhere in Milan.

      (e) Unimproved land aggregating 2,539,020 square meters in Cagliari, Italy. The Company, through OAM, owns an 80% interest therein, and is exploring its disposition. An unaffiliated third party had an option to purchase the Company's interest, which expired unexercised on June 30, 1996 for Lit. 10,600 million, less outstanding debt.

      (f) Offices aggregating 150 square meters in Brescia, Italy used by Finproservice S.p.A. at an annual rental of Lit. 16 million under a six-year lease expiring in 2001.

     (g) Factory and related commercial facility aggregating approximately 10,000 square meters in Torino, Italy leased by L.I.T.A., at an annual rental of Lit. 510 million in 1997 and used at approximately 80% of present production capacity, based on present equipment in place.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in litigation in the normal course of business. Management does not believe, based on the advice of its legal advisors, that the final disposition of such litigation will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

     On December 9, 1997, the Company held an Annual Meeting of Shareholders to elect a Board of Directors and to act upon the proposals required by the Finprogetti-Tamarix agreement.

     The proposals put before the shareholders, and the vote taken thereon, were as follows:


     1. To amend the Articles of Incorporation to establish the maximum number of members of the Board of Directors at 11 for so long as Finprogetti shall not have completed the sale of 1,635,000 shares of common stock to Tamarix and at a maximum of 10 thereafter.

               A total of 4,033,647 shares were voted in favor thereof.

     2. To amend the Articles of Incorporation to require that at least three members of the Board of Directors shall not be employees of or affiliated with the Company or any of its subsidiaries, or of any shareholder or affiliate thereof, all of whom shall otherwise be persons of good character, experienced in business matters, and reasonably acceptable to Tamarix (each an "independent director").

               A total of 4,037,574 shares were voted in favor thereof.

     3. To amend the Articles of Incorporation to require that actions of the Board of Directors shall require the affirmative vote of the majority of the entire Board, including vacancies then unfilled.

               A total of 3,474,968 shares were voted in favor thereof.

     4. To amend the Articles of Incorporation to classify the Board of Directors into three classes, as nearly equal in number as possible, each of which, after an interim arrangement, will serve for three years, one class being elected each year.

               A total of 3,445,102 shares were voted in favor thereof.

     5. To amend the Articles of Incorporation to permit Tamarix, so long as it is the record owner of (i) not less than 1,000,000 shares of Company common stock to nominate one member to each class of the Board of Directors, one of whom shall serve as the Chairman of the Board, (ii) at least 500,000 but fewer than 1,000,000 shares of Company common stock to nominate one member to the class which shall initially serve for a two year term and who shall serve as the Chairman of the Board, and (iii) at least 300,000 but fewer than 500,000 shares of Company common stock to nominate one member to the class which shall initially serve for a one year term.

               A total of 3,473,550 shares were voted in favor thereof.

     6.   To elect each of the nominees named below as a Director.

CLASS I DIRECTORS:                              VOTE

     Albino Collini                          4,062,175
     Mario Tozzi-Condivi                     4,062,175
     Giovanni Caronia                        4,062,175
     Nicola Caiola                           4,062,175

CLASS II DIRECTORS:

     Arno Morenz                             4,062,175
     Deborah S. Novick                       4,062,175
     William Spier                           4,062,175
     Ronald Koenig                           4,062,175

CLASS III DIRECTORS:

     Howard E. Chase                         4,062,175
     Emanuel Arbib                           4,062,175
     Mark Hauser                             4,062,175


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From September 24, 1994 through June 5, 1997, the Company's common stock traded on the Nasdaq SmallCap Market under the symbol DTOM, and, since August 22, 1996, under the symbol TRGI. The reported prices represent inter-dealer prices, which do not include retail mark-ups, mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. Since June 5, 1997, the common stock and warrants have traded on the Nasdaq National Market.

                                    COMMON STOCK

                                                                    BID PRICES
                                                                    ----------
                                                               HIGH BID     LOW BID
                                                               --------     -------

     1995
     1st Quarter . . . . . . . . . . . . . . . . . . . . . .     9 1/2       7 3/4
     2nd Quarter . . . . . . . . . . . . . . . . . . . . . .     8 5/8       8 1/2
     3rd Quarter . . . . . . . . . . . . . . . . . . . . . .     9 3/4       9 3/8
     4th Quarter . . . . . . . . . . . . . . . . . . . . . .     10 1/2      9 1/2


     1996

     1st Quarter . . . . . . . . . . . . . . . . . . . . . .     11          10 3/8
     2nd Quarter . . . . . . . . . . . . . . . . . . . . . .     10 3/4       9 3/4
     3rd Quarter . . . . . . . . . . . . . . . . . . . . . .     10 3/4       9
     4th Quarter . . . . . . . . . . . . . . . . . . . . . .     10 3/4       8

     1997

     1st Quarter . . . . . . . . . . . . . . . . . . . . . .     9 1/2        7 3/8
     2nd Quarter . . . . . . . . . . . . . . . . . . . . . .     8 1/2        4 7/8
     3rd Quarter . . . . . . . . . . . . . . . . . . . . . .     7 1/4        4 1/8
     4th Quarter . . . . . . . . . . . . . . . . . . . . . .     7 1/8        4 15/16

                                       WARRANTS
     1997


     2nd Quarter from June 5 . . . . . . . . . . . . . . . .     1 1/8        3/8
     3rd Quarter . . . . . . . . . . . . . . . . . . . . . .     1 7/16      11/32
     4th Quarter . . . . . . . . . . . . . . . . . . . . . .     1 3/8        3/4

     As of April 13, 1998, there were 1,235 holders of record of the Company's common stock.


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


ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's audited financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such financial statements, including the notes thereto, included elsewhere in this Form 10-K.


                                   Year ended
                                   December 31,                              YEARS ENDED DECEMBER 31
                                                       -----------------------------------------------------------------
                                      1997             1997            1996           1995           1994           1993
                                   -------------------------------------------------------------------------------------
                                   US$000(1)                     (Millions of Italian Lire - except for per share amounts)
                                   (except per
                                   share data)

Net Sales..........................$   58,586     Lit. 103,369        96,806         72,253         51,994         41,919
Loss from continuing operations
     before extraordinary items....   (12,707)         (22,477)      (15,001)        (6,980)        (3,277)        (6,736)
Net (loss)/income..................   (12,707)         (22,477)      (15,001)        (6,980)        (3,277)       153,497(2)
Basic loss per share from continuing
     operations before extraordinary
     items.........................     (2.76)          (4,886)       (3,268)        (2,065)        (1,593)        (2,203)
Net (loss)/income per share........     (2.76)          (4,886)       (3,268)        (2.065)        (1,593)        50,204(2)
Total Assets.......................    82,395          145,755       156,512        182,830        118,661        127,556
Long-term debt.....................     4,038            7,144        16,468         18,098          5,004          5,738
Cash dividends paid per
     common share..................                    Dividends have not been paid in the past.

1 The above information for the year ended December 31, 1997, expressed in Italian Lire, has been translated into U.S. Dollar equivalents in thousands of dollars (except for per share amounts), at the rate of exchange prevailing at December 31, 1997.

2 Includes a gain of Lit. 160,233 million (Lit. 52,407 per share) resulting from the sale of the Company's 51% interest in Maserati S.p.A. to Fiat.

EXCHANGE RATES

     Since all of the production, and much of the sales of the Company, occur in Italy, the Company's primary financial statements are reported in Italian Lire, the functional currency of the Company as defined by generally accepted accounting principles. U.S. Dollar translations are provided solely for the reader's convenience and have been made at the approximate rate of 1,769 lire to the dollar as of December 31, 1997.

     Prior to September 1992, the Bank of Italy maintained the value of the Lira within the narrow band contemplated by the Exchange Rate Mechanism (the "ERM") of the European Monetary System (the "EMS"). On September 17, 1992, in response to strong downward pressure on the exchange rate of the Lira against other EMS currencies that continued despite intervention by the Bank of Italy and the central banks of the other nations participating in the EMS, the Italian Government, in consultation with the Bank of Italy, suspended the Lira from the ERM. Following this suspension, the value of the Lira immediately declined by approximately 20% against the main EMS currencies with similar consequent depreciation against the U.S. Dollar. The Lira was readmitted into the ERM on November 25, 1996.

     The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in lire per dollar (rounded to the nearest lira):


CALENDAR YEAR                         HIGH      LOW      AVERAGE   END OF PERIOD
-------------                         ----      ---      -------   -------------

  1997 . . . . . . . . . . . . . . . 1,837     1,520     1,703        1,768
  1996 . . . . . . . . . . . . . . . 1,606     1,499     1,542        1,522
  1995 . . . . . . . . . . . . . . . 1,767     1,565     1,626        1,588
  1994 . . . . . . . . . . . . . . . 1,689     1,539     1,612        1,622
  1993 . . . . . . . . . . . . . . . 1,713     1,478     1,574        1,713


  Fluctuations in the exchange rates between the lira and the dollar will affect the dollar equivalents of the Company's reported revenues and earnings. The Company does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

  In addition, fluctuations in the exchange rates of other foreign countries relative to the lira may affect the Company's results of operations as a consequence of the competitiveness of the Company relative to its competitors and due to effects on the cost of imported raw materials. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PORTIONS OF THE DISCUSSION AND ANALYSIS BELOW CONTAIN CERTAIN "FORWARD LOOKING" STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN CURRENCY EXCHANGE RATES, LACK OF ADEQUATE CAPITAL TO ACHIEVE SUCH RESULTS, OTHER FACTORS DISCUSSED IN THE REPORT AS WELL AS FACTORS DISCUSSED IN OTHER FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE.

GENERAL

   The Company's revenues are dominated by the results of Moto Guzzi, its principal operating subsidiary, which represent 78% of 1997 consolidated net sales compared to 80% in 1996. With Lit. 8,034 million of financing provided by a private placement of Moto Guzzi Corp. preferred stock at the beginning of 1997 and approximately Lit. 6,800 million committed by the Board of Directors of the Company from the proceeds of a public offering of shares of its Common Stock in June 1997, Moto Guzzi has begun to make necessary investments in plant, equipment and personnel. Increased expense for product development, establishing and expanding importer-distributors in the U.S. and France, and in strengthening its sales, marketing and general management functions, have all adversely affected 1997 operating results. Management expects to realize the benefits therefrom in 1998 and in future years.

   The results of L.I.T.A., the Company's steel tubing subsidiary, showed a significant improvement in 1997 from 1996 due to improved and stabilized steel prices and increased volumes. This subsidiary recorded a Lit. 795 million operating profit in 1997 compared to an operating loss of Lit. 385 million in 1996.

   The Company made a significant step forward in the disposition of the real estate portfolio acquired in 1995 from Finprogetti with the sale of the largest property in April 1997. Additionally, it entered into agreement in December to dispose of its minority interest in, as well as receivables due from a real estate development company.

   POTENTIAL EFFECTS OF THE YEAR 2000 ON THE COMPANY'S BUSINESS

   Many older computer systems and electronic devices are based on software systems which, because of how dates are stored and manipulated, assume that all years occur only in the 20th century. Consequently, after December 31, 1999, such devices may not function correctly. The Company, like many other businesses and individuals, is potentially subject to adverse consequences arising both from the incorrect functioning of any systems used in its own business such as accounting, production control, inventory and automated equipment and also from the incorrect functioning of systems of suppliers, customers, utilities, banks and financial institutions and others with whom it interacts in the normal course of its business.

   The Company has over the last two years refurbished production and inventory computer systems at Moto Guzzi, which is its most complex business and relies to the greatest extent on computerized systems for its business. Company management has sought assurance from suppliers that the new systems would be compliant with requirements related to the year 2000. The Company's businesses do not have unique or custom-tailored requirements for their accounting systems and could rapidly and inexpensively change to "off-the-shelf" systems which are 2000 compliant, if their current systems are found not to be year 2000 compliant despite any assurances to the contrary. Over the next 12 months, Management will institute procedures to address potential problems which could arise in relation to suppliers and customers, with particular regard to suppliers' ability to provide components on a timely basis. Management believes that it is reasonable to assume that utility suppliers and the banks and financial institutions with which it has relationships, generally national or large regional institutes, are themselves addressing potential problems on a timely basis so as to be able to provide necessary services to the Company. The Company has a number of banking relationships and alternatives for banking services.

   POTENTIAL EFFECTS OF THE PROPOSED EUROPEAN COMMON CURRENCY ON THE COMPANY'S BUSINESS

   The Company's businesses are substantially located and operate in Italy. In the early part of 1998, Italy's government expressed its willingness to participate in a proposed European common currency, the Euro, and has presented financial forecasts and statements of its financial position which support its qualifications to so participate. Formal decisions on participation in the Euro, by Italy and other European Union countries are expected in May 1998.

   The proposed European Common Currency is expected to have significant effects on the Company's business. Among many potential economic factors, the proposed common currency is expected to increase competition within the common currency zone. Decreases in current Italian interest rates toward a currently expected lower convergence rate of the participant countries is also expected and the likelihood of Italy's participation is widely believed to have been a significant factor in decreases in Italian interest rates in 1997.

   Moto Guzzi makes significant export sales outside the proposed common currency zone and the prices of certain commodities used in its manufacturing processes may be affected by the value of the Euro. The implementation of the Euro within the common currency zone could have unanticipated consequences on the economies of participant countries which could affect demand for the company's products. The common currency zone is expected to encompass countries representing over three-quarters of Moto Guzzi's 1997 net sales and economic consequences could have material affects on the Company's business.

   Adoption of the Euro is expected to take place over a two year transition phase in which initially both the Lire and the Euro would be valid currencies for business transactions in Italy.

   The proposed European Common Currency could have a significant effect on the Company's accounting systems which could require significant modification or replacement. Management believes that the Company's businesses do not have unique or custom-tailored requirements for accounting systems and that it could rapidly and inexpensively change to "off-the-shelf" systems at an appropriate time if existing systems prove not to be adequate. The Company is not able to evaluate these matters or the effects on international financial and payment systems with which it interacts at the present time. The company will address these issues during the current year and in 1999 as further guidelines and information become available. Adoption of the Euro would also lead to the Company reporting its results in that currency instead of the Italian Lire from some point in the future, yet to be defined.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

                                                                    YEAR ENDED                YEAR ENDED
                                                                DECEMBER 31, 1997          DECEMBER 31, 1996
                                                                     LIRE M.                    LIRE M.
NET SALES....................................................      103,369    100.0%          96,806    100.0%

COST OF SALES................................................      (91,259)   (88.1%)        (84,165)   (86.9%)
                                                              -------------              ------------

                                                                    12,380     11.9%          12,641     13.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................      (22,990)   (22.2%)        (21,430)   (22.1%)
RESEARCH AND DEVELOPMENT.....................................       (3,125)    (3.0%)         (1,177)    (1.2%)
IMPAIRMENT LOSSES............................................       (4,001)    (3.9%)         (4,180)    (4.3%)
RENTAL INCOME................................................          477      0.5%           1,483      1.5%
                                                              -------------              ------------

OPERATING LOSS...............................................      (17,259)   (16.7%)        (12,663)    (8.8%)

INTEREST EXPENSE.............................................       (4,493)    (4.3%)         (6,563)    (6.8%)
INTEREST INCOME..............................................        2,403      2.3%           3,747      3.9%
OTHER INCOME, NET............................................        2,007      1.9%           1,452      1.5%
                                                              -------------              ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS..............      (17,342)   (16.7%)        (14,027)   (14.5%)

INCOME TAXES.................................................         (457)    (0.4%)           (595)    (0.6%)

MINORITY INTERESTS...........................................        1,041      1.0%            (379)    (0.4%)

AMORTIZATION OF PREMIUM FOR REDEMPTION OF

  PREFERRED STOCK OF SUBSIDIARY..............................       (3,595)    (3.5%)              -        -
CHARGE FOR ISSUANCE OF WARRANTS..............................       (2,124)    (2.0%)              -        -
                                                              -------------              ------------

NET LOSS.....................................................      (22,477)   (21.7%)        (15,001)   (15.5%)
                                                              =============              ============

                                                         NET SALES                    OPERATING PROFIT/(LOSS)
                                           --------------------------------------  ------------------------------
                                                1997       CHANGE%       1996          1997               1996
   MOTORCYCLES                                 80,988        4.3%       77,620       (7,435)                478
   STEEL TUBING                                20,480       18.3%       17,313          795                (385)
   REAL ESTATE                                      -                        -          201                 826
   CORPORATE AND OTHER                          2,535      (10.9.%)      2,846       (6,910)             (9,402)
   IMPAIRMENT LOSSES                                -                        -       (4,001)             (4,180)
   INTERSEGMENT ELIMINATIONS                     (364)     (62.6%)        (973)          91                   -
                                         -------------            -------------  ------------      -------------
                                              103,639        7.1%       96,806      (17,259)            (12,663)
                                         =============            =============  ============      =============

   REAL ESTATE - RENTALS                          477      (67.8%)       1,483
                                         =============            =============

Further analysis of net sales and components of operating loss by industry segment is included in Note 18 to the Company's Consolidated Financial Statements at December 31, 1997.

   OVERVIEW

   The increase of 7.1% in consolidated net sales in 1997 compared to 1996 comprises increases at both Moto Guzzi and L.I.TA., discussed below. The decrease in corporate and other sales reflects lower than anticipated levels of new engagements in 1997 for the Company's T.I.M. subsidiary, although T.I.M. has obtained several new engagements since January 1, 1998. Intersegment eliminations have decreased because of the appointment of Oscar Cecchinato as CEO of Moto Guzzi; previously T.I.M. had provided senior management to Moto Guzzi.

   Costs of sales increased in 1997 compared to 1996 and consequently margins fell from 13.1% to 11.9%. Increased margins at L.I.T.A. were more than offset by decreased margins at Moto Guzzi, both discussed below.

   While selling, general and administrative expenses increased in Lire terms in 1997 compared to 1996, they were unchanged as a percentage of sales. The additional expense reflects an increase of 35% at Moto Guzzi connected with efforts to strengthen sales, marketing and management and to new and expanded overseas distributors, offset by a decrease of 27% in corporate overhead resulting from cost cutting. Selling, general and administrative expenses at L.I.T.A. showed a slight reduction in 1997 compared to 1996.

   Moto Guzzi, in accordance with its expansion and product improvement plans, also significantly increased research and product development expenditures from Lit. 1,177 million in 1996 to Lit. 3,125 million in 1997. Expenditures were accelerated in the last quarter of 1997 following the commitment by the Board of Directors of the Company of $4 million for Moto Guzzi's expansion plans from the proceeds of the Company's public offering of Common Stock in June 1997.

   Rental income decreased by 67.8% in 1997 compared to 1996 following sale of the Company's most significant property in March 1997.

   The Company's Board of Directors has made a strategic decision to focus the Company's energies and resources on its Moto Guzzi business and, consequently, not to develop, at the present time, its merchant banking and other financial services activities. In this context, the potential of its temporary management subsidiary will be curtailed and, accordingly, the Company has recorded impairment adjustments which substantially write down trademarks and related goodwill of that subsidiary. In 1996 the Company recorded impairment reserves of Lit. 4,180 million in connection with its real estate disposal program.

   The increase in operating loss in 1997 compared to 1996 was due principally to reductions in margins, increased selling, general and administrative expenses and increased research and development expenditures at Moto Guzzi, as outlined below. This adverse change more than offset the operating profit at L.I.T.A. and the reductions in the Company's overhead.

   The Company has recorded decreased interest income of Lit. 2,403 million in 1997 compared to Lit. 3,747 million in 1996 due to a decrease in liquidity and interest rates. Interest expense decreased from Lit.

6,563 million to Lit. 4,493 million due to the elimination of real estate loans with disposal of the Cologne property and to reductions in interest rates.

   Other income increased in 1997 compared to 1996 and is principally composed of favorable exchange gains which, in 1997 aggregated Lit. 1,984 million, principally relating to bridge financing, until completion of the Company's June 1997 public Common Stock offering, by the Company's Italian subsidiaries to the U.S. parent. Other income in 1996 included gains on sale of assets of Lit. 1,211 million, a government grant of Lit. 450 million for research carried out in prior years and miscellaneous gains, offset by exchange losses of Lit. 848 million.

   The Company recorded in 1997 two non-cash items not present in 1996. Lit. 3,595 million has been recorded as amortization of preferred stock redemption premiums relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of this charge results from exchange differences as the contingent redemption obligation is denominated in U.S. dollars. The Company also recorded, in the second quarter of 1997, a charge of Lit. 2,124 million for the issuance of warrants in connection with the acquisition by Tamarix of a controlling interest in the Company's Common Stock from Finprogetti.

   Because Italian companies are taxed in Italy on their individual results and are not able to file consolidated returns, one of the Company's Italian subsidiaries had income tax expense in 1997 and 1996 on interest income and gains on disposals of assets, despite consolidated operating losses from operations in both years.

   As a result of the operating factors, impairment reserves and the non-cash charges described above, the Company has reported an increased net loss for 1997 compared to 1996.

   MOTO GUZZI

   Despite a 7.4% decline in unit sales in 1997 over 1996, net sales at Moto Guzzi increased by 4.3%, due principally to a more favorable sales mix. Total unit sales in 1997 were 5,593 compared to 6,050 in 1996. Net sales in 1997 also reflected approximately Lit. 3,800 million at sales value of motorcycles manufactured for public administration customers whose sale was planned for December, but for which the necessary technical checks and clearance were not completed until the first quarter of 1998. Consolidated net sales of parts increased 13% in 1997 over 1996.

   Net sales of the Company's exclusive U.S. importer increased by 113% to Lit. 13,000 million, reflecting a 93% increase in local currency terms and the effects of conversion of dollars into lire.

   Gross margin as a percentage of sales decreased in 1997 compared to 1996 as a result of the Company's policy substantially not to pass on increased component costs to customers. Moto Guzzi also incurred higher charges for inventory obsolescence in 1997 reflecting continuing moves to higher quality outsourced components and modifications to model specifications. Production increased in 1997 compared to 1996 by 3.4% from 6,027 units to 6,234 units.

   Moto Guzzi has also made increased investments in development of new products in 1997 with research and development expenditure increasing from Lit. 1,177 million to Lit. 3,125 million.

   Sales general and administrative expenses increased in 1997 compared to 1996 by approximately 35%, reflecting increased activities in its U.S. importer and its newly formed French importer as well as increased sales and marketing and general management expense at Moto Guzzi S.p.A. as the Company seeks to redefine and improve its operations in all areas.


   Moto Guzzi's operating loss of Lit. 7,435 million in 1997, compared to an operating profit of Lit. 478 million in 1996, arose principally from the following: 1) the decision to maintain 1996 sales prices to support sales objectives; 2) higher levels of inventory obsolescence resulting from product changes and a switch to higher quality components; 3) increased research and development expenditure; and 4) increased marketing, sales and general management in connection with expansion of operations in the U.S. and France and plans to improve all areas of its business. Management believes these investments made in 1997 in quality and new model development and in building a strong management team will produce benefits in 1998 and future years.

   L.I.T.A.

   L.I.T.A. recorded an 18.3% increase in net sales in 1997 compared to 1996 due to increased volumes and a partial recovery of prices. Part of the sales volume increase derived from increased export sales which grew to 18% of net sales in 1997 compared to 10% of net sales in 1996.

   Gross margins as a percentage of sales more than doubled in 1997 to 14.4% compared to 6.6% in 1996. 1996 had been adversely affected by falling steel prices and consequent loss on finished inventories and the 1997 margins reflect greater price stability and a small recovery in prices. Selling, general and administration expenses decreased by 7.7% in 1997 compared to 1996 reflecting strict cost controls.

   These positive changes have generated an operating profit of Lit. 795 million in 1997 compared to an operating loss of Lit. 385 million in 1996.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995


                                                                    Year Ended                Year Ended
                                                                December 31, 1996          December 31, 1995
                                                                     Lire m.                    Lire m.

Net sales....................................................       96,806    100.0%          72,253    100.0%

Cost of sales................................................      (84,165)   (86.9%)        (62,808)   (86.9%)
                                                              -------------              ------------

                                                                    12,641     13.1%           9,445     13.1%

Selling, general and administrative expenses.................      (21,430)   (22.1%)        (16,230)   (22.5%)
Research and development.....................................       (1,177)    (1.2%)           (602)    (0.8%)
Impairment losses for real estate properties.................       (4,180)    (4.3%)              -        -
Rental income................................................        1,483      1.5%             770      1.1%
                                                              -------------              ------------

Operating loss...............................................      (12,663)   (13.1%)         (6,617)    (9.2%)

Interest expense.............................................       (6,563)    (6.8%)         (4,448)    (6.2)
Interest income..............................................        3,747      3.9%           4,442      6.1%
Impairment losses for real estate properties.................       (4,180)    (4.3%)              -        -
Other income, net............................................        1,452      1.5%             513      0.7%
                                                              -------------              ------------

Loss before income taxes and minority interests..............      (14,027)   (14.5%)         (6,110)    (8.5%)

Income taxes.................................................         (595)    (0.6%)           (420)    (0.6%)

Minority interests...........................................         (379)    (0.4%)           (450)    (0.6%)
                                                              -------------              ------------

Net loss.....................................................      (15,001)   (15.5%)         (6,980)    (9.7%)
                                                              =============              ============



                                                       NET SALES                    OPERATING PROFIT/(LOSS)
                                        --------------------------------------  -------------------------------
                                                1996       CHANGE%       1995          1996               1995

   MOTORCYCLES                                 77,620       20.0%       74,671           478                (45)
   STEEL TUBING                                17,313      196.7%        5,836          (385)               235
   REAL ESTATE                                      -                        -           826                (92)
   CORPORATE AND OTHER                          2,846       15.8%        2,458        (9,402)            (6,809)
   IMPAIRMENT LOSS                                  -                        -        (4,180)                 -
   INTERSEGMENT ELIMINATIONS                     (973)      36.7%         (712)            -                 94
                                         -------------            -------------  ------------      -------------
                                               96,806       34.0%       72,253       (12,683)            (6,617)
                                         =============            =============  ============      =============

   OVERALL

   Net sales increased 34% in 1996 compared to 1995, principally as a result of a 20% increase in sales of Moto Guzzi motorcycles and spare parts and a 197% increase in sales of steel tubing because of the inclusion of L.I.T.A. for a full year, compared to 5 months in 1995.

   Overall, margins remained constant at 13.1%. Margins at Moto Guzzi increased from 13.1% to 15.3% largely due to the absence of exceptional costs from writedowns of tooling and inventories following the strategic decision to abandon production of smaller "Moto Guzzi" and "Benelli" models which had negatively impacted 1995 margins. Margins at L.I.T.A. fell from 22% in the 5 months ended December 31, 1995 to 7% for 1996, principally as a result of losses on inventory holdings caused by a sharp drop in steel prices in the first half of 1996.

   The increase in selling, general and administrative expenses resulted principally from the inclusion of the costs of the Company's enlarged structure following the Finprogetti acquisition for a full year against 6 months in 1995, increases at Moto Guzzi for higher business levels and expenses to improve logistics and management informations systems and the acquisition of Moto America, Inc. In 1996, the Company also sustained substantial non-recurring legal, accounting and tax advisory fees in connection with its share repurchase program, internal restructuring and reorganization and in connection with the agreement, subsequently terminated by mutual agreement, to acquire Carey Winston.

   Research and product development expense relating to Moto Guzzi increased in respect of planned new models and continuing development of existing models.

   Operating loss increased by Lit. 1,866 million, or 28.2%, in 1996 compared to 1995, principally as a result of higher corporate overhead arising from the Company's enlarged structure and losses at L.I.T.A. due to falling steel prices in the first half of 1996. These changes more than offset the improved operating results from Moto Guzzi and from real estate operations.

   The increase in rental income in 1996 compared to 1995 reflected the inclusion of the operations acquired from Finprogetti for a full year against inclusion for 6 months in 1995, plus a small increase in rentals for inflationary adjustments.

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

   The Company recorded a reserve of Lit. 2,500 million in the third quarter of 1996 following the expiration of an option held by third parties to acquire the Company's interest in undeveloped land in Sardinia, Italy. The market value of this property in Sardinia had decreased in 1996 and changes in rules and practices by local and regional government relating to construction permits and environmental authorizations increased uncertainties in respect of development potential. Also in the third quarter, the Company recorded reserves of Lit. 450 million for extraordinary maintenance in respect of its Cologne, Italy property and further reserves of Lit. 1,230 million were recorded in the fourth quarter to reflect the terms of a March 1997 agreement to sell the property.

   Other income in 1996 primarily consists of gains of sales of assets for Lit. 1,211 million (1995 - Lit. 321 million), a government grant of Lit. 450 million received by Moto Guzzi in respect of research and development in prior years and Lit. 527 million (1995 - Lit. 547 million) of miscellaneous items offset by currency losses of Lit. 848 million (1995 Lit. 443 million). Gains on disposals of assets primarily related to disposals of two surplus properties, one in Rome, Italy and one in Baltimore, Maryland. Other income, net, also includes, in both 1996 and 1995, finance income and expense relating to factoring operations acquired as part of the Finprogetti acquisition which are being wound down, with no significant net income in either year from such operations.

   MOTO GUZZI

   Net sales of motorcycles and spare parts to unaffiliated third parties increased in 1996 over 1995 by 23.2 % and 1.4% respectively. Growth in motorcycle sales principally was attributable to increased volumes. Units sold by Moto Guzzi increased from 5,198 in 1995 to 6,050 in 1996 (excluding sales of Benelli inventory in 1995). Sales of the largest units, those with engine displacement greater than 750cc, increased only by 6% in 1996 over 1995 as they were held back in 1996 by delays in introducing the new Centauro model. The sales growth in part is attributable to the contribution of Moto America Inc. Sales of spare parts by the Company's Italian parts distribution subsidiary were limited by a relocation of its warehouse during the year.

   Margins in 1996 benefitted from higher volumes, which had the effect of lowering per-unit fixed costs, but were negatively impacted by higher costs from the outsourcing of components. Sales price increases implemented in March 1996 averaged 5%. The Company had hoped that the gains from volume increases in 1996 would exceed the extra cost of outsourcing, but this was not realized in 1996 due to production shortages of approximately 400 units in the autumn due to late delivery of parts by suppliers. In September, Moto Guzzi commenced production of its new Centauro model which temporarily slowed production rate.

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

   L.I.T.A.

   Net sales of L.I.T.A. for fiscal 1996 increased 19.0% over fiscal 1995. This growth reflects volume increases of 23.3% to 12,056 tons and decreases in selling prices due to falling steel prices, principally in the first and second quarter. Volume growth was achieved by increasing export sales, which amounted to 8.7% in 1996, compared to 1.2% in 1995, and growth in domestic (Italian) markets.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS AND WORKING CAPITAL

   Non-cash items contributed substantially to the Lit. 22,477 million net loss recorded by the Company in 1997. The Company's negative net cash flow from operations was Lit. 7,694 million in 1997, compared to Lit. 6,145 million in 1996, when the Company sustained a net loss of Lit. 15,001 million.

   The single largest non-cash item contributing to the loss, a one-time Lit. 4,001 million charge for substantially writing off the trademarks, other intangibles and related goodwill of the T.I.M. subsidiary, derived from the decision of the Board of Directors to curtail all activities of the Company other than Moto Guzzi. Other significant non-cash items contributing to the 1997 loss were the charge for issuance of warrants of Lit. 2,124, and amortization of the Moto Guzzi Corp. preferred stock redemption premium of Lit. 3,595 million.

   Negative operating cash flow principally reflects operating losses at Moto Guzzi and general corporate expenses. To reduce such cash outflows, Management is continuing on its rigorous overhead expense cost reduction program, which began in 1997. Management also expects that actions taken in 1997 and in prior years to bolster sales and performance at Moto Guzzi, including the installation in 1997 of a new management team and investments made in the U.S. and French distributors, will improve Moto Guzzi's results of operations in 1998 and in future years, including a positive impact on cash flow.

   Though the net effect of changes in components of working capital was not significant in 1997, individual components evidenced significant variations.

   The Lit. 11,531 million decrease in trade and other receivables principally reflects that in 1997 Moto Guzzi's German sales were to a new 25% owned affiliate, resulting in a corresponding increase in related party receivables of Lit. 5,363 million. The decline in trade and other receivables also reflects the reduction in the level of motorcycle sales in the last quarter of 1997, compared to the last quarter of 1996, principally from sales to the public sector, and the completion in the first quarter of 1998 of other public sector sales planned to occur in 1997. Additionally, the Company continued to realize cash from finance receivables in connection with the winding up of its factoring and leasing subsidiary; remaining balances are not significant at December 31, 1997.

   Inventories increased by Lit. 12,558 million from December 31, 1996 to December 31, 1997, after adjusting for non-cash reserves made in 1997 of Lit. 2,400 million. Approximately Lit. 2,000 million of this increase was due to increased activity levels at L.I.T.A. and the timing of deliveries and shipments.

Approximately Lit. 10,500 million related to Moto Guzzi, the principal causes for which were: 1) the delayed delivery of certain public sector motorcycles planned for 1997 sale but were in finished goods inventories at year end; 2) an increase of 324 units in finished goods destined for various markets reflecting orders awaiting credit clearance and a small build-up of buffer stocks; and 3) inventories at the newly formed French distributor and an increase due to higher activity levels at the Moto Guzzi's U.S. distributor.

   Trade payables and other payables and accruals increased by Lit. 5,036 million at December 31, 1997, compared to December 31, 1996, reflecting longer payment terms accepted by Guzzi's suppliers and an increase at L.I.T.A. in line with increased operations and the timing of deliveries of raw materials which led to increased inventories there.

   INVESTING ACTIVITIES

   The decrease in investments (certificates of deposit and similar fixed income investments at Italian banks) reflects cash used in operations and repayments of corporate debt and corporate expenses.

   The amount of Lit. 5,567 million from sale of subsidiaries, net of cash disposed, principally reflects amounts from the sale of the Company's Cologne property of Lit. 4,468 million, less Lit. 411 million cash disposed of, and an advance payment of Lit. 1,400 million for the sale of the Company's 25% investment in Domer and of the promissory notes due from this former affiliate.

   Investments in plant, property and equipment principally relate to Moto Guzzi, where the Company also incurred research and product development expenses in 1997 of Lit. 3,125 million which are reported in the statement of operations. Additionally, Moto Guzzi acquired fixed assets for Lit. 760 million by way of leasing, assuming Lit. 570 million of lease obligations at the inception of such leases.

   FINANCING ACTIVITIES

   The net increase in advances from banks represents increases at L.I.T.A. and Moto Guzzi to finance working capital. Moto Guzzi and L.I.T.A. have lines of credit largely secured by trade receivables amounting to approximately Lit. 46,000 million and Lit. 5,600 million respectively.

   Proceeds from the issuance of shares includes Lit. 10,256 million, net, received from the sale of the Company's Common Stock and Common Stock purchase warrants in June 1997 and Lit. 2,933 million from the sale of Moto Guzzi Corp. preferred stock and warrants in January 1997 (in addition to Lit. 5,101 million that was received in December 1996 from such private placement).

   Share repurchases reflect 120,000 shares of Common Stock valued at Lit. 1,610 million in connection with settlement of the final installment due for sale of the Company's Cologne property and 44,760 shares acquired for Lit. 900 million from Finprogetti pursuant to arrangements entered into in 1996.

   Principal repayments of debt principally comprise Lit. 333 million in respect of mortgage loans on the Cologne property prior to its disposal in March 31, 1997, Lit. 1,049 million in respect of Moto Guzzi and Lit. 898 million for loans included among corporate liabilities and relating originally (prior to 1993) to financing of investments when the Company owned Maserati.

FUTURE LIQUIDITY NEEDS

   Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi obtained a Lit. 10,000 million ten-year credit facility in February 1998, with principal to be repaid in the final eight years. Management intends that the proceeds will be principally applied to investments in plant and machinery and to continuing research and product development, though they may be temporarily be applied to reducing advances from banks.

   Management expects that, over the next four years, significant further capital, in addition to the amounts raised through the private placement of Moto Guzzi, Corp. preferred stock, amounts committed by the Company from proceeds of its public offering and the proceeds of the Lit. 10,000 million debt facilities, will be required to complete the planned overhaul. While anticipated increases in sales during the four-year period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable Moto Guzzi to increase production and sales rapidly enough to generate the remaining needed capital. Hence, management is exploring a variety of other debt and equity financing options. No assurances can be given that such financing will be obtained on acceptable terms, or at all.

   To meet liquidity requirements other than those of Moto Guzzi, the Company anticipates realizing capital from the disposition of certain assets, including its Sardinia property and certain parking rights in Genoa and from the receipt of Italian tax receivables. Lit. 1,500 million was received on March 31, 1998 from the December, 1997 sale of the Company's 25% interest in Domer and of promissory notes due from Domer and further amounts, due from proceeds of certain apartments in Bergamo, Italy are expected in 1998. The timing of any of the aforementioned realizations is uncertain.

   In order to meet debt commitments of approximately $2,000,000 (Lit. 3,538 million) on October 23, 1998 and to finance corporate expenditures through such date, the Company estimates that it needs additionally to raise approximately $1,000,000 (Lit. 1,769 million) from either asset sales, bank borrowings or other forms of debt or equity finance.

   The report of the independent public accountants on the financial statements of the Company at December 31, 1997 includes a "going concern" qualification referring to the historic operating losses of the Company and the requirement to finance a forecast cash deficit at October 23, 1998. As noted above, Management expects Moto Guzzi operations to improve and believes that the Company will be able to realize such liquidity. The Company does not as yet have any agreements for the sale of assets and has not arranged any other financing facilities to cover such amounts.

CAPITAL COMMITMENTS

   In connection with the resolution of certain matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995, Finprogetti assumed responsibility for a claim which was successfully brought against one of such subsidiaries. The Company agreed to repurchase 105,440 shares issued to Finprogetti at a present value of Lit. 1,940 million ($1,268,000) in installments ending June 30, 1998. The Company remains obligated to repurchase the final 28,570 shares issued to Finprogetti for Lit.

570 million. This commitment is recorded in the balance sheet at December 31, 1997 at its net present value of Lit. 544 million.

   The Company has an obligation to repurchase on June 30, 1998 the remaining 776,530 shares of Common Stock formerly owned by the Company's former Chairman, Mr. DeTomaso, for an aggregate amount of $8,571,000. The Company has deposited lire denominated investments valued at December 31, 1997 at Lit. 14,479 million and with an expected maturity value at June 30, 1998 of Lit. 15,000 million, to collateralize a letter of credit issued in respect of its repurchase obligation. The Company has entered into a forward purchase contract for $4,000,000 to hedge partially the exchange risks deriving from its repurchase obligation. Adverse exchange movements could result in the obligation exceeding the maturity value of investments deposited, adding to the Company's liquidity needs.

                            TRIDENT ROWAN GROUP, INC.


                           ANNUAL REPORT ON FORM 10-K
                        ITEM 8 AND ITEM 14(A)(1) AND (2)



                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                           DECEMBER 31, 1997 AND 1996

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                            TRIDENT ROWAN GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

Report of Independent Public Accountants................................F-2
Consolidated Balance Sheets - Assets....................................F-3
Consolidated Balance Sheets - Liabilities and Shareholders' Equity......F-4
Consolidated Statements of Operations...................................F-5
Consolidated Statements of Changes in Shareholders' Equity..............F-6
Consolidated Statements of Cash Flows...................................F-7
Notes to Consolidated Financial Statements..............................F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
         Trident Rowan Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Trident Rowan Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, expressed in Italian Lire. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Company as of December 31, 1995 were audited by other auditors whose report dated April 3, 1996, expressed an unqualified opinion on those statements.

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

         In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Trident Rowan Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows. In addition, the Company has to meet certain debt repayment obligations for which financing has yet to be arranged. All of these matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page F-34 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

April 14, 1998
Roseland, New Jersey

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Balance Sheets
December 31, 1997 and 1996



ASSETS                                                                         1997             1997              1996
                                                                            US$'000           LIRE M.           LIRE M.

CASH AND CASH EQUIVALENTS.........................................     $       5,883  LIT.     10,407   LIT.      8,281
MARKETABLE SECURITIES, AT COST                                                 2,133            3,774                 -
RECEIVABLES.......................................................            21,601           38,212            40,734
  TRADE, LESS ALLOWANCE OF LIT. 2,100 (1996, LIT. 1,300)..........            12,625           22,333            32,261
  RECEIVABLES FROM RELATED PARTIES................................             3,043            5,383                63
  OTHER RECEIVABLES...............................................             5,933           10,496             8,410

INVENTORIES.......................................................            24,562           43,450            32,838
  RAW MATERIAL, SPARE PARTS AND WORK-IN-PROGRESS..................            14,233           25,179            19,906
  FINISHED PRODUCTS...............................................            10,329           18,271            12,932

PREPAID EXPENSES..................................................               288              509             1,231

                                                                        -------------     ------------      ------------
CURRENT ASSETS                                                                54,467           96,352            83,084
                                                                        -------------     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT.....................................             9,051           16,011            13,922
  LAND............................................................               424              750               750
  BUILDINGS.......................................................             1,495            2,644             2,554
  MACHINERY AND EQUIPMENT.........................................            20,260           35,841            33,334
                                                                        -------------     ------------      ------------
                                                                              22,179           39,235            36,638
  LESS ALLOWANCES FOR DEPRECIATION................................           (13,128)         (23,224)          (22,716)
                                                                        -------------     ------------      ------------

TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET OF
  AMORTIZATION LIT. 1,250 (1996, LIT. 750)........................               424              750             4,250
GOODWILL, NET OF AMORTIZATION LIT. 489 (1996, LIT. 283)...........               174              308             1,515
REAL ESTATE HELD FOR SALE.........................................                 -                -            15,100
LAND FOR DEVELOPMENT, NET OF RESERVE OF LIT. 2,500................             1,979            3,500             3,500
INVESTMENTS IN UNCONSOLIDATED COMPANIES...........................                14               25             1,574
SECURITIES COLLATERALIZING SHARE REPURCHASE COMMITMENTS...........             8,185           14,479            14,511
RECEIVABLES FROM RELATED PARTIES..................................                 -                -             4,708
OTHER ASSETS......................................................             8,101           14,330            14,348

                                                                        =============     ============      ============
ASSETS                                                                 $      82,395 LIT.     145,755   LIT.    156,512
                                                                        =============     ============      ============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Balance Sheets
December 31, 1997 and 1996


LIABILITIES AND SHAREHOLDERS' EQUITY                                          1997              1997              1996
                                                                             US$'000           LIRE M.           LIRE M.

ADVANCES FROM BANKS...............................................     $      18,893  LIT.     33,423   LIT.     29,783
CURRENT PORTION OF LONG-TERM REAL ESTATE DEBT.....................                 -                -             4,998
CURRENT PORTION OF OTHER LONG-TERM DEBT...........................             3,397            6,009             2,270
ACCOUNTS PAYABLE..................................................            17,715           31,338            25,571
ACCRUED EXPENSES AND OTHER PAYABLES...............................             5,667           10,025            11,434

                                                                        -------------     ------------      ------------
CURRENT LIABILITIES                                                           45,672           80,795            74,056
                                                                        -------------     ------------      ------------

LONG-TERM REAL ESTATE DEBT, LESS CURRENT PORTION..................                 -                -             4,714
OTHER LONG-TERM DEBT, LESS CURRENT PORTION........................             4,038            7,144            11,754
TERMINATION INDEMNITIES ..........................................             5,040            8,917             8,031
PROVISION FOR CLAIMS .............................................             1,888            3,340             3,270

MINORITY INTERESTS................................................             7,772           13,747            14,788

COMMON STOCK SUBJECT TO REPURCHASE................................             8,871           15,691            13,968

PREFERRED STOCK OF SUBSIDIARY.....................................             6,575           11,629             5,101

SHAREHOLDERS' EQUITY..............................................             2,539            4,492            20,830

COMMON STOCK, PAR VALUE $0.01 PER SHARE;

AUTHORIZED 50,000,000 SHARES,
   4,987,780  (1996, 3,902,540) SHARES ISSUED AND
   OUTSTANDING, LESS 804,880 (1996, 849,640) SHARES
   SUBJECT TO REPURCHASE..........................................                50               88                69
ADDITIONAL PAID IN CAPITAL........................................            51,078           90,357            77,145
TREASURY STOCK, AT COST, 1,708,859 (1996, 1,544,099) SHARES.......           (16,914)         (29,921)          (27,411)
CUMULATIVE TRANSLATION ADJUSTMENT.................................               (87)            (154)            1,854
ACCRETION EXPENSE AND RELATED EXCHANGE GAINS......................            (1,399)          (2,474)              100
ACCUMULATED DEFICIT...............................................           (30,189)         (53,404)          (30,927)

                                                                        -------------     ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                   $      82,395 LIT.     145,755 LIT.      156,512
                                                                        =============     ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Statements of Operations
Years ended December 31, 1997, 1996 and 1995


                                                                1997             1997              1996            1995
                                                               US$'000          LIRE M.           LIRE M.          LIRE M.

NET SALES............................................    $      58,586 LIT.     103,639  LIT.      96,806 LIT.     72,253
COST OF SALES........................................          (51,588)         (91,259)          (84,165)        (62,808)
                                                          -------------    -------------     -------------    ------------
                                                                 6,998           12,380            12,641           9,445

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........          (12,996)         (22,990)          (21,430)        (16,230)
RESEARCH AND DEVELOPMENT.............................           (1,767)          (3,125)           (1,177)           (602)
IMPAIRMENT LOSSES....................................           (2,262)          (4,001)           (4,180)               -
RENTAL INCOME........................................              270              477             1,483             770
                                                          -------------    -------------     -------------    ------------
                                                                (9,757)         (17,259)          (13,663)         (6,617)

INTEREST EXPENSE.....................................           (2,540)          (4,493)           (6,563)         (4,448)
INTEREST INCOME......................................            1,358            2,403             3,747           4,442
OTHER INCOME, NET....................................            1,135            2,007             1,452             513
                                                          -------------    -------------     -------------    ------------
LOSS BEFORE INCOME TAXES AND
  MINORITY INTERESTS.................................           (9,804)         (17,342)          (14,027)         (6,110)
INCOME TAXES.........................................             (258)            (457)             (595)           (420)
MINORITY INTERESTS...................................              588            1,041              (379)           (450)
AMORTIZATION OF PREMIUM FOR REDEMPTION
  OF PREFERRED STOCK OF SUBSIDIARY...................           (2,032)          (3,595)                 -               -
CHARGE FOR ISSUANCE OF WARRANTS......................           (1,201)          (2,124)                 -               -

                                                          =============    =============     =============    ============
NET LOSS.............................................    $     (12,707)LIT.     (22,477) LIT.     (15,001)LIT.     (6,980)
                                                          =============    =============     =============    ============


LOSS PER SHARE:                                                    US$             LIRE              LIRE            LIRE

BASIC AND DILUTED ...................................    $       (2.76)LIT.      (4,886) LIT.      (3,268)LIT.     (2,065)
                                                          =============    =============     =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE YEAR..........................

                                                          =============    =============     =============    ============
BASIC................................................        4,600,285        4,600,285         4,590,539       3,380,441
                                                          =============    =============     =============    ============
DILUTED..............................................        4,704,003        4,704,003         4,590,539       3,380,441
                                                          =============    =============     =============    ============






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Statements of Operations
Years ended December 31, 1997, 1996 and 1995



                                                      VOTING                ADDITIONAL
                                                    PREFERRED     COMMON      PAID-IN   ACCUMULATED   TREASURY
                                                      STOCK        STOCK      CAPITAL       DEFICIT    STOCK

AT JANUARY 1, 1995............................LIT.M      1,453       2,988       47,543      (8,946)          -

Net loss......................................               -           -            -      (6,980)          -
Translation adjustment........................               -           -            -           -           -
Conversion of shares..........................          (1,453)      1,453            -           -           -
Repurchase of shares..........................               -           -            -           -     (11,826)
Reclassify shares subject to repurchase.......               -      (1,128)     (11,607)          -           -
Accretion expense, net of foreign exchange....               -                                    -           -
Issuance of shares............................               -       3,431       35,396           -           -
                                                    -----------  ----------  ----------- ----------- -----------

AT DECEMBER 31, 1995..........................LIT.M          -       6,744       71,332     (15,926)    (11,826)

Net loss......................................               -           -            -     (15,001)          -
Translation adjustment........................               -           -            -           -           -
Issuance of shares............................               -          44          427           -           -
Change of par value to $0.01 per share........               -      (6,717)       6,717           -           -
Repurchase of shares..........................               -           -          607           -     (15,585)
Reclassify shares subject to repurchase.......               -          (2)      (1,938)          -           -
Accretion expense, net of foreign exchange....               -           -            -           -           -
                                                    -----------  ----------  ----------- ----------- -----------

AT DECEMBER 31, 1996..........................LIT.M          -          69       77,145     (30,927)    (27,411)

Net loss......................................               -           -            -     (22,477)          -
Translation adjustment........................               -           -            -           -           -
Reclassify shares subject to repurchase.......               -          (2)      (1,608)          -           -
Repurchase of shares..........................               -           2        2,459           -      (2,510)
Issuance of shares............................               -          19       10,237           -           -
Issuance of warrants..........................               -           -        2,124           -           -
Accretion expense, net of foreign exchange....               -           -            -           -           -
                                                    -----------  ----------  ----------- ----------- -----------

AT DECEMBER 31, 1997..........................LIT.M          -          88       90,357     (53,404)    (29,921)
                                                    ===========  ==========  =========== =========== ===========

AT DECEMBER 31, 1997..........................$'000          -          50       51,078     (30,189)    (16,914)
                                                    ===========  ==========  =========== =========== ===========




                                                     CUMULATIVE      ACCRETION    SHARE-        SHARES
                                                     TRANSLATION      EXPENSE,   HOLDERS'     SUBJECT TO
                                                     ADJUSTMENT          NET      EQUITY      REPURCHASE

AT JANUARY 1, 1995............................LIT.M         119            -      43,157            -

Net loss......................................                -            -      (6,980)           -
Translation adjustment........................              592            -         592            -
Conversion of shares..........................                -            -           -            -
Repurchase of shares..........................                -            -     (11,826)           -
Reclassify shares subject to repurchase.......                -            -     (12,735)      12,735
Accretion expense, net of foreign exchange....                -          186         186         (186)
Issuance of shares............................                -            -      38,827            -
                                                      ----------  ----------- -----------   ----------

AT DECEMBER 31, 1995..........................LIT.M         711          186      51,221       12,549

Net loss......................................                -            -     (15,001)           -
Translation adjustment........................            1,143            -       1,143            -
Issuance of shares............................                -            -         471            -
Change of par value to $0.01 per share........                -            -           -            -
Repurchase of shares..........................                -           43     (14,935)        (650)
Reclassify shares subject to repurchase.......                -            -      (1,940)       1,940
Accretion expense, net of foreign exchange....                -         (129)       (129)         129
                                                      ----------  ----------- -----------   ----------

AT DECEMBER 31, 1996..........................LIT.M       1,854          100      20,830       13,968

Net loss......................................                -            -     (22,477)           -
Translation adjustment........................           (2,008)           -      (2,008)           -
Reclassify shares subject to repurchase.......                -            -      (1,610)       1,610
Repurchase of shares..........................                -           49           -       (2,510)
Issuance of shares............................                -            -      10,256            -
Issuance of warrants..........................                -            -       2,124            -
Accretion expense, net of foreign exchange....                -       (2,623)     (2,623)       2,623
                                                      ----------  ----------- -----------   ----------

AT DECEMBER 31, 1997..........................LIT.M        (154)      (2,474)      4,492       15,691
                                                      ==========  =========== ===========   ==========

AT DECEMBER 31, 1997..........................$'000         (87)      (1,399)      2,539        8,871
                                                      ==========  =========== ===========   ==========


TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995



                                                                   1997            1997           1996           1995
                                                                  US$'000         LIRE M.        LIRE M.        LIRE M.

NET LOSS..................................................    $   (12,707) LIT.  (22,477) LIT.  (15,001)LIT.    (6,980)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION...........................          1,954          3,457          2,811          2,990
  GAIN ON SALES OF OPERATING ASSETS.......................           (267)          (472)        (1,122)          (244)
  MINORITY INTERESTS IN NET INCOME........................           (588)        (1,041)           379            450
  RESERVES FOR TERMINATION INDEMNITIES....................            750          1,326          1,264          1,196
  PAYMENTS OF TERMINATION INDEMNITIES.....................           (248)          (438)        (1,435)        (1,013)
  RESERVES FOR IMPAIRMENT LOSSES..........................          2,262          4,001          4,180              -
  RESERVES FOR INVENTORY AND RECEIVABLES..................          1,833          3,243            222          1,572
  ISSUANCE OF WARRANTS....................................          1,201          2,124              -              -
  AMORTIZATION OF PREFERRED STOCK REDEMPTION PREMIUM                2,032          3,595              -              -
  OTHER OPERATING ACTIVITIES..............................           (618)        (1,094)        (1,187)         2,089
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 RECEIPT OF TAX RECEIVABLES...............................            540            956          6,245              -
 TRADE AND OTHER RECEIVABLES..............................          6,518         11,531         (4,835)         1,217
 RELATED PARTY RECEIVABLES................................         (3,032)        (5,363)         2,714         (1,361)
 INVENTORIES..............................................         (7,099)       (12,558)        (1,862)        (9,055)
 PREPAID EXPENSES.........................................            271            480           (129)           427
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES....................          2,847          5,036          2,103          3,308
 RELATED PARTY PAYABLES...................................              -              -           (492)          (786)
                                                               -----------    -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES.....................         (4,351)        (7,694)        (6,145)        (6,190)
                                                               -----------    -----------    -----------    -----------

INVESTING ACTIVITIES:
 NET (INCREASE)/DECREASE IN INVESTMENTS...................         (2,275)        (4,025)         2,007          3,236
 PURCHASE OF SUBSIDIARIES, NET OF CASH ACQUIRED...........              -              -            555         (1,193)
 SALE OF SUBSIDIARIES, NET OF CASH DISPOSED...............          3,090          5,467              -              -
 PROCEEDS ON DISPOSAL OF OPERATING ASSETS.................            341            604          4,183          1,079
 DEFERRED RECEIPTS FROM SALE OF MASERATI..................              -              -              -         27,000
 PURCHASES OF PROPERTY, PLANT AND EQUIPMENT...............         (2,491)        (4,406)        (6,895)        (2,775)
                                                               -----------    -----------    -----------    -----------
NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES..........         (1,335)        (2,360)          (150)        27,347

FINANCING ACTIVITIES:
 NET INCREASE/(DECREASE) IN ADVANCES FROM BANKS...........          2,058          3,640          2,624         (3,770)
 PROCEEDS FROM SHARE ISSUES...............................          7,456         13,189          5,101          8,204
 REPURCHASE OF SHARES.....................................         (1,419)        (2,510)       (11,995)        (5,000)
 PROCEEDS FROM LONG-TERM DEBT.............................            167            296          1,581            392
 PRINCIPAL PAYMENTS OF LONG-TERM DEBT.....................         (1,457)        (2,578)        (6,718)        (2,091)
                                                               -----------    -----------    -----------    -----------
NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES.......          6,805         12,037         (9,407)        (2,265)
                                                               -----------    -----------    -----------    -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS..........          1,119          1,983        (15,702)        18,892
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS....................................             81            143           (154)           (41)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............          4,683          8,281         24,137          5,286
                                                               ===========    ===========    ===========    ===========
CASH AND CASH EQUIVALENTS, END OF YEAR....................    $     5,883 LIT.    10,407 LIT.     8,281 LIT.    24,137
                                                               ===========    ===========    ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Consolidated Statements of Cash Flows
December 31, 1997, 1996 and 1995

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

     1997

In March 1997, the Company disposed of its Finprogetti Investimenti Immobiliari S.p.A. subsidiary which owned its Cologne, Italy property. Part of the sale price was settled by way of delivery of 120,000 shares of the Company's common stock, valued at Lit. 1,610 million at the date of the transaction. Pursuant to the disposal, the Company eliminated real estate of Lit. 15,100 million and real estate loans of Lit. 9,379 million from its balance sheet. Cash disposed of was Lit. 411 million. See Note 5.

As an inducement for Tamarix to acquire the Company's shares from the largest shareholder, the Company issued to the Manager of Tamarix 1,250,000 warrants valued at Lit. 2,124 million. See Note 1.

Fixed assets for Lit. 760 million were acquired in 1997 by way of finance leases, assuming lease obligations of Lit. 570 million, net of initial payments at the inception of the leases.

     1996

In October, 1996, the Company issued promissory notes of $1,863,000 (Lit. 2,851 million at such date) in connection with its share repurchase program -- see
Note 4. The Company also assigned a receivable of Lit. 763 million as a part of the consideration for repurchase of shares from Finprogetti, also discussed in
Note 4.

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

The Company issued 30,000 shares of its common stock with a value of Lit. 471 million to effect the acquisition of 100% of the outstanding stock of Moto America Inc. Cash acquired amounted to Lit. 577 million. See Note 5.

Fixed assets for Lit. 1,830 million were acquired in 1996 by way of finance leases, assuming lease obligations of Lit. 1,573 million, net of initial payments at the inception of the leases.

     1995

In connection with the Finprogetti acquisition, the Company issued shares for Lit. 38,223 million in exchange for cash of Lit. 8,204 million and assets with a fair value of Lit. 29,707 million, net of advances from banks of Lit. 12,572 million and long-term debt of Lit. 19,431 million. Cash acquired amounted to Lit. 631 million. The Company paid costs, included in the total purchase price, of Lit. 1,224 million in this transaction which is described in Note 5.

In connection with the repurchase of stock formerly owned by the ex Chairman, described in Note 4, the Company gave assets with a book value of Lit. 6,629 million as part of the consideration for the stock repurchased.

The Company issued shares with a value of Lit. 603 million to purchase the minority shareholder interest in its motorcycle subsidiary, Moto Guzzi S.p.A.

The Company assumed advances from banks of Lit. 3,425 million in connection with the acquisition of L.I.T.A. S.p.A. and acquired cash of Lit. 15 million.

OTHER SUPPLEMENTAL INFORMATION

Interest paid amounted to Lit. 4,650 Million, Lit. 6,721 million and Lit. 4,416 million in 1997, 1996 and 1995, respectively.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


1.   BACKGROUND AND ORGANIZATION

     ACTIVITIES

Trident Rowan Group, Inc. (De Tomaso Industries, Inc. through August 22, 1996) is a holding company incorporated in the United States which owns subsidiaries that operate primarily in Italy. Trident Rowan Group, Inc. and subsidiaries are referred to herein as the Company. The Company primarily operates in two industry segments: the manufacture and distribution of "Moto Guzzi" brand motorcycles in Italy, Europe and elsewhere in the world and the manufacture and distribution of steel tubes for the automotive and furniture markets. Additionally, the Company provides temporary management services to third parties and to its steel tube entity and holds, for development and sale, residual commercial real estate property. Information on the Company's operations by segment and geographic area are included in Notes 17 and 18 to the Financial Statements.

     CHANGE OF CONTROL

Finprogetti S.p.A., the largest shareholder of the Company, sold to Tamarix Investors, LDC on May 2, 1997, 900,000 shares of the Company's common stock and subsequently sold a further 100,000 shares. Tamarix and Finprogetti agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 635,000 shares of common stock owned by Finprogetti. The put option is exercisable for a one year period, beginning on May 3, 1998 and the call option is exercisable during the two years through May 2, 1999. During such two year period, Tamarix has a proxy from Finprogetti to vote such 635,000 shares.

In addition, Finprogetti delivered the resignations from the Company's Board of Directors of five persons who had been nominated at the request of Finprogetti. In connection with the foregoing the Company entered into an agreement on April 8, 1997 to (a) engage Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of $200,000 per year, (b) issue to Centaurus Management LDC, the Manager of Tamarix, a warrant to purchase 1,250,000 shares of common stock with an exercise price equal to the offering price per share of common stock of $6.00 in the public securities offering of the Company completed on June 6, 1997, exercisable for a three year period, (c) register the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants, and (d) cause the By-Laws or the Articles of Incorporation of the Company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of the three classes, (ii) provide for a representative of Tamarix to be Chairman of the Board of the Company, (iii) provide that Tamarix's consent will be required to further amend the Company's Articles of Incorporation, and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include the Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix.

The Company estimated the fair value of the warrants issued to Centaurus Management Ltd., the manager of Tamarix Investors LDC, as an inducement to acquiring Finprogetti S.p.A.'s shares of the Company's common stock, at $1 per warrant. The Company has accounted for the issuance of the warrants by crediting additional paid-in capital in the amount of $1,250,000, Lit. 2,124 million at the then prevailing exchange rate, and charging such amount to the statement of operations as a charge for issuance of warrants. See Note 15 for a summary of the potential dilutive effects in 1997 of these warrants.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


1.   BACKGROUND AND ORGANIZATION (CONTINUED)

     GOING CONCERN

The Company has suffered recurring losses from operations and negative cash flows during the last three years. Furthermore, the Company's ability to fund its liquidity needs depends on it being able to raise financing to meet debt obligations and expense commitments and to fund the continuing growth of its Moto Guzzi motorcycle business. In respect of this latter business, the Company obtained a Lit. 10,000 million debt facility in February 1998 and believes that such financing is sufficient to support the planned growth of operations of Moto Guzzi through 1998. To meet its commitments other than Moto Guzzi, the Company is seeking to realize liquidity from certain non-strategic assets. In order to meet debt repayments of approximately US$ 2,000,000 (Lit. 3,538 million) due on October 23, 1998, in addition to cash on hand the Company estimates that it needs to raise an additional $1,000,000 either from asset sales, bank borrowings or other forms of debt or equity financing by such date. While management believes that the Company will be able to realize such liquidity, at the date of these financial statements the Company does not have any agreements for the sale of assets and has not arranged any other financing facilities to cover such amounts. If such losses were to continue or if such financing is not obtained in timely fashion, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

     REPORTING CURRENCY

The primary financial statements are shown in Italian Lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lit. 1,769 to $1.00, the approximate exchange rate at December 31, 1997. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lire unless specifically designated in other currencies.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


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

     FOREIGN CURRENCY TRANSLATION

The financial statements of non-Italian entities have been translated from the applicable functional currency to Italian lire using the year-end exchange rate for balance sheet items and the average exchange rate for the year for statement of operation items. The translation differences resulting from the change in exchange rates from year to year have been reported separately as a component of shareholders' equity.

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

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES

Inventories are stated at the lower of cost or market with cost being determined principally by the last- in, first-out (LIFO) method applying average cost of the year to increases in inventory quantities. If inventories had been determined by the lower of cost or market value using the first-in, first-out
(FIFO) method, which approximates current cost, inventories would have been greater by approximately Lit. 3,000 million in 1997 and Lit. 2,000 million in 1996.

     LONG-LIVED ASSETS

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" in 1996. This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts and also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of the initial adoption of FASB Statement No. 121 in 1996 was not material. Subsequent to its adoption, the Company recorded impairment losses against the carrying values of long-lived real estate assets in the third and fourth quarters of 1996 -- see Notes 6 and 7.

The Company continually reviews the carrying value of long-lived assets and long-lived assets to be disposed of. In determining the undiscounted cash flows estimated to be generated by the Company's temporary management subsidiary, the Company considers estimated cash flows from services to third parties and from eventual realization of managed portfolio companies through divestiture. The Company has made, at December 31, 1997, impairment adjustments to write down the trademarks and other intangible assets of its temporary management subsidiary by Lit. 3,000 million and to write down related goodwill by Lit. 1,001 million to Lit. 150 million.

     GOODWILL AND OTHER INTANGIBLES

On purchases of businesses, the excess of the purchase price over the fair value of assets acquired is accounted for as goodwill and is amortized on a straight-line basis over a period determined by the Company taking into consideration the nature of the business acquired. Trademarks and other intangibles relating to the Company's temporary management subsidiary and related goodwill, net of amounts recorded for impairment reserves -- See "Long-lived assets", above, are being amortized over 10 years. Concession rights, which last through 2041, are being amortized over 40 years.

     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years and plant and machinery, tooling and computer equipment over lives ranging from 3 to 10 years.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     MARKETABLE AND OTHER SECURITIES AND INVESTMENTS

Marketable and other securities and investments consist primarily of fixed income investments which cannot be readily sold using established markets. Marketable securities as of December 31, 1997, 1996 and 1995 are held-to-maturity and are represented by Italian government-backed securities. Such securities are carried at cost plus accrued interest.

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

     NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period. All loss per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. As the Company has incurred losses in each of the years 1995 to 1997, potentially dilutive common shares are antidilutive for each of these years.

     STATEMENTS OF CASH FLOWs

The cash flows for the roll-over of maturing fixed-term securities into new securities is included in the caption "Net decrease/(increase) in investments" in the Consolidated Statements of Cash Flows. Advances from banks arise primarily under the Company's short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows for these items are included in the caption "Net increase/(decrease) in advances from banks" in the Consolidated Statements of Cash Flows.

     RECLASSIFICATIONS

Comparative figures for 1996 and 1995 have been reclassified to conform with the 1997 presentation.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


3.   SHARES SUBJECT TO REPURCHASE - PRO FORMA LOSS PER SHARE INFORMATION

Interest income on investments securing share repurchase commitments and on cash and investments maintained against unsecured share repurchase commitments is included in the statements of operations. On a Pro Forma basis the net loss and the net loss per share for 1997, 1996 and 1995, as if all shares subject to repurchase had been repurchased as of the earlier of the date on which repurchase commitments were made or January 1 of each respective year, would have been as follows.


                                                                  1997           1997            1996            1995
                                                                 US$'000         LIRE M.         LIRE M.         LIRE M.

       Net loss.........................................        (13,316)       (23,555)        (15,855)         (7,505)
                                                            =============   ============    ============    ============

       Net loss per share...............................          (3.51)        (6,206)         (4,238)         (2,508)
                                                            =============   ============    ============    ============



4.   REPURCHASE OF SHARES AND SHARES SUBJECT TO REPURCHASE

     1997 SHARE REPURCHASES

As described in Note 5, the Company repurchased 120,000 shares as of December 31, 1997 in connection with the sale of its Cologne, Italy, real estate. In 1997, the Company also repurchased 44,760 shares for Lit. 900 million pursuant to arrangements described below under "1996 commitment to repurchase shares from Finprogetti".

     1996 STOCK REPURCHASE PROGRAM

The Company completed a stock repurchase program on October 23, 1996. Two mutually exclusive alternative offers were made to shareholders. The first offer was to purchase up to 80% of a shareholder's common stock for a combination of cash and non-negotiable promissory notes having a face value aggregating $12.26 per share ("the 80% offer") and the second offer was to purchase up to 50% of a shareholder's common stock for $12.26 cash (the "50% offer"). Of the 4,742,865 issued shares of the Company at the date of the repurchase program, shareholders representing 3,167,010 shares (66.8%) had agreed in advance not to participate.

Of the remaining 1,575,855 shares, 506,359 were tendered under the 80% offer and 255,636 under the 50% offer, all of which were accepted by the Company. On consummation of the transaction, the Company repurchased 761,995 shares for a total amount of $7,478,658 (Lit. 11,345 million at the approximate exchange rate on October 23, 1996 of Lire 1,517 to $1.00) in cash and $1,863,401 (Lit. 2,827 million at the exchange rate then prevailing) in the form of non-negotiable promissory notes, bearing interest at 8% per annum, maturing on October 23, 1998.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


4.   REPURCHASE OF SHARES AND SHARES  SUBJECT TO REPURCHASE (CONTINUED)

     1996 COMMITMENT TO REPURCHASE SHARES FROM FINPROGETTI

On November 7, 1996, the Company entered into an agreement with Finprogetti S.p.A. to resolve certain open matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995 -- See Note 5. A balance due by Finprogetti of Lit. 763 million was settled by the Company repurchasing 46,000 shares at a value of Lit. 16,587 per share ($10.89 per share). Finprogetti also agreed to accept responsibility for a claim which was successfully brought against one of the subsidiaries acquired in the Finprogetti Acquisition for Lit. 2,120 million. In accordance with the terms of the Finprogetti Agreement, the Company would have paid such claim and received in compensation 105,440 of the shares issued to Finprogetti in July 1995. The Company and Finprogetti agreed that Finprogetti would assume the responsibility for payments resulting from the claim, which are payable in installments through June 1998, and that the Company would, on the request of Finprogetti, repurchase shares for cash at the dates and in the amounts of each installment payment.

The Company reclassified the 105,440 shares subject to repurchase outside of shareholders' equity in the amount of the present value of the amounts payable under the repurchase commitment applying a discount rate of 10%. The resulting value of the 105,440 shares subject to repurchase was Lit. 1,940 million or Lit. 18,399 per share ($12.08 per share). Immediately following the agreement, Finprogetti requested that the Company repurchase 9,950 shares for Lit 200 million in respect of the first installment and on December 31, 1996 requested that a further 22,380 shares be repurchased for Lit. 450 million. Finprogetti further requested on each of June 30, 1997 and December 31, 1997 that 22,380 shares be repurchased for Lit. 450 million. There is a residual financial commitment as of December 31, 1997 for further possible repurchases of 28,350 shares from Finprogetti at June 30, 1998 for Lit. 570 million, shown in the balance sheet at the net present value of Lit. 544 million.

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

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


4.   REPURCHASE OF SHARES AND SHARES  SUBJECT TO REPURCHASE (CONTINUED)

Under the terms of the De Tomaso Agreement, if the remaining 776,530 shares are not sold by their current owner prior to June 30, 1998, the Company is committed to acquire the shares at $11.27 per share. The Company has obtained a letter of credit to guarantee payment of the repurchase price which is collateralized by certain investment securities owned by the Company and reported in the balance sheet in the amount of Lit. 14,479 million. The agreement also provides that (a) at any time prior to June 30, 1998, the Company may offer to buy any part or all of such shares at $11.27 per share and (b) if such an offer made by the Company is not accepted, the Company's commitment to buy the remaining 776,530 shares is reduced by the number of shares stipulated in the offer that was not accepted. These 776,530 shares were recorded on the balance sheet at June 30, 1995 at estimated market value of $10.00 (Lit. 16,400 per share) as shares subject to repurchase and are not included in shareholders' equity. The difference between $10.00 and the redemption price of $11.27 is being amortized over the period to June 30, 1998.

5.   ACQUISITIONS AND DISPOSALS

   1997 AGREEMENT TO SELL REAL ESTATE AFFILIATE AND LOANS DUE BY SUCH AFFILIATE

In December 1997, the Company entered into agreement to dispose of its 25% interest in Domer S.r.l. and loans due by Domer S.r.l. resulting from the 1996 disposal of Immobiliare Broseta S.r.l. (See below). The consideration for such sale was Lit. 2,900 million in cash, of which Lit. 1,400 million was paid on December 31, 1997 and Lit. 1,500 million was paid on March 31, 1998, plus the proceeds from the sale of 45,977 shares of the Company's common stock, plus the proceeds from the sale of certain apartments located in Bergamo, the sales of which are expected to be completed within 1998.

The Company estimates that the aggregate of the consideration received and to be received will at least equal the aggregate carrying value of Lit. 6,238 million of the 25% interest in Domer S.r.l. and the loan notes due by Domer S.r.l. No gain has been recorded in respect of this transaction in the financial statements as at December 31, 1997 and the amounts due are shown in `Other receivables' at the aggregate book value of the assets disposed less the Lit. 1,400 million received in 1997.

     1997 SALE OF REAL ESTATE SUBSIDIARY

On March 18, 1997, the Company entered into an agreement to sell its Cologne, Italy property to a Company affiliated with Rag. Bertoni, a shareholder of the Company and of Finprogetti, the Company's then largest shareholder. The agreement was consummated on April 15, 1997 by transfer of the shares of Finprogetti Investimenti Immobiliari S.p.A., the subsidiary holding the Cologne property. Under the terms of the agreement, the purchaser assumed the mortgage loans over the property and paid Lit. 500 million on March 18, 1997, Lit. 1,928 million on April 15, 1997 and Lit. 2,040 million on July 1, 1997. As part of the terms of sale, the Company granted the purchaser an option to settle the final installment in cash of Lit. 2,040 million or by way of paying in up to 120,000 shares of the Company's common stock to be valued at the higher of $10.00 or the market value of the shares as at December 31, 1997. The Company reclassified these 120,000 shares subject to the option from `Shareholders' equity' to `Shares subject to repurchase' at their estimated fair value, at the date of the transaction, of $8.00 (Lit. 13,416) per share for an amount of Lit. 1,610 million ($960,000). At December 31, 1997, the purchaser exercised their option to settle the final instalment by way of delivery of such 120,000 shares.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997

5.   ACQUISITIONS AND DISPOSALS (CONTINUED)


     1996/7 SALE OF MOTORCYCLE SUBSIDIARY SECURITIES

In October 1996, the Company's newly formed wholly-owned subsidiary, Moto Guzzi Corp., acquired all of the equity interest of the Company in Moto Guzzi S.p.A. and in Moto America Inc. in exchange for 6,000,000 shares of common stock of Moto Guzzi Corp. In December 1996 and January 1997, Moto Guzzi Corp. consummated a private offering of convertible preferred stock and common stock purchase warrants which raised an aggregate of approximately $5,250,000 (Lit. 8,034 million at the then prevailing exchange rates) for Moto Guzzi Corp., net of expenses.

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

The Moto Guzzi Corp. preferred stock was recorded in the consolidated balance sheet as preferred stock of subsidiary in the amount of Lit. 5,101 million at December 31, 1996 and a further Lit. 2,933 million was recorded in January 1997 as a result of the completion of the private placement. At December 31, 1997, the Company has recorded Lit. 3,595 million as accretion expense in the statement of operations to reflect amortization of the difference between the net proceeds received and the contingent redemption of such shares in January 2002 and the effects of changing exchange rates on such repurchase commitment.

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

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


5.   ACQUISITIONS AND DISPOSALS (CONTINUED)

     1996 DISPOSAL OF IMMOBILIARE BROSETA S.R.L.

In June 1996, the Company sold its 66.7% equity interest in Immobiliare Broseta S.r.l. to its 25% owned affiliate Domer S.r.l. The remaining 33.3% equity interest in Immobiliare Broseta S.r.l. was owned by Interim S.p.A., a subsidiary of Domer S.r.l. and was subsequently transferred to Domer S.r.l. The Company had sought offers from third parties through an independent broker and the sale price of Lit. 5,200 million offered by Domer S.r.l. was the highest of the offers received. Lit. 1,800 million of the sale price was evidenced by a promissory note of Domer S.r.l. due December 31, 1996 (subsequently renewed until December 31, 1997), bearing an interest rate equal to the official Lire discount rate plus 3%. The balance of Lit. 3,400 million will be received pro-rata from the sales of apartments which are being developed from the Immobiliare Broseta S.r.l. property or on June 30, 1999, whichever is earlier. This amount of Lit. 3,400 million carries an interest rate of 6% payable bi-annually and has been accounted for at its estimated net present value of Lit. 2,908 million applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. In December 1997, as described above, the Company disposed of both its 25% interest in Domer S.r.l. and the two loan notes resulting from sale of its 66.7% interest in Immobiliare Broseta S.r.l.

     1995 FINPROGETTI ACQUISITION

On July 17, 1995, effective July 1, 1995, the Company acquired from Finprogetti S.p.A. (an Italian entity) all of that company's equity interests in its principal operating subsidiaries and a tax receivable of Lit. 5,150 million in exchange for shares of the Company. The operating subsidiaries comprised TIM, a temporary management company specialized in the "turnaround" of troubled and underperforming Italian and foreign companies, subsidiaries holding Italian real estate buildings and concession rights and a leasing/factoring company. As part of the same transaction, the Company acquired the minority interest in TIM from Dott. Albino Collini, its founder and CEO. Under the terms of the Finprogetti Agreement, the final number of the Company's shares to be issued was conditional on the purchase before September 30, 1995 by Finprogetti S.p.A., or its shareholders or third parties directed by it, of a specified number of shares in the Company at a stipulated price of Lit. 20,106.73 ($12.26 at then current exchange rates) per share. After the receipt of cash of Lit. 8,204 million (approximately $5,000,000) for the subscription to 408,008 shares, the Company adjusted the number of shares to be given so that 1,922,652 shares were issued to effect the acquisition from Finprogetti S.p.A., in additi on to the shares issued in exchange for cash. 248,673 of the shares issued were initially placed in escrow and were released in February 1997 following legal transfer to the Company of the tax receivable included in the assets acquired.

The Lit. 39,447 million total purchase price reported in the balance sheet to effect the Finprogetti Agreement reflects Lit. 38,223 million (Lit. 16,400 per share; $10.00 per share) assigned to the 2,330,660 shares issued plus costs of Lit. 1,224 million incurred in connection with the acquisition.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


5.   ACQUISITIONS AND DISPOSALS (CONTINUED)

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


                                                                               US$'0001           LIRE M.

               Cash....................................................         5,166               8,204
               Real estate interest ...................................        21,479              34,109
               Concession rights over real estate......................         2,960               4,700
               Less: Related long-term debt............................       (12,238)            (19,431)
               Trademark and other intangibles.........................         3,148               5,000
               Other assets and liabilities, net.......................         3,355               5,329
               Goodwill................................................           967               1,536
                                                                             --------              ------
                                                                               24,837              39,447
                                                                               ======              ======



     1. At the approximate exchange rate as of July 17, 1995 of Lire 1,640 to $1.00



The excess of the purchase price paid over the fair values of the net assets acquired was recorded as goodwill, which is being amortized over 10 years. Results of the Finprogetti companies are included in operations from July 1, 1995. Goodwill amortization for fiscal year 1997 was Lit. 154 million (1996 - Lit. 154 million, 1995 - Lit. 77 million). At December 31, 1997, goodwill of Lit. 1,151 million was written down by Lit. 1,001 million to Lit. 150 million.

     1995 L.I.T.A. ACQUISITION

On July 25, 1995, the Company acquired L.I.T.A. S.p.A., an Italian manufacturer of steel tubes for the motor vehicle and furniture industries for cash in the amount of Lit. 615 million. The fair value of the assets received was Lit. 1,649 million in excess of the purchase price. This excess has been allocated to reduce the carrying value of property, plant and equipment by Lit. 1,482 million and other non-current assets by Lit. 167 million. A valuation allowance was established against the deferred tax asset arising from the adjustment of the book basis of the assets. When realized, the tax benefit will be credited to income.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997

5.   ACQUISITIONS AND DISPOSALS (CONTINUED)

     PROFORMA INFORMATION

The Pro Forma unaudited results of operations for the year ended December 31, 1995, assuming the Finprogetti and L.I.T.A. acquisitions and the repurchase of shares from the former Chairman had been consummated as at January 1, 1995, are as follows:


                                                                        1995
                                                                      LIRE. M.
               Net sales                                               82,403
               Rental income                                            1,927
               Finance income                                           1,032
                                                                  ------------
               Net loss                                                (7,699)
                                                                  ============

               Net loss per common share                               (1,369)
                                                                  ============


It cannot be inferred that the proforma operating results as shown above would have resulted had the acquisitions and repurchase of shares been consummated as at the assumed dates as transactions between the entities acquired and their then parent companies may not have occurred or may have occurred on different terms and conditions.

6.   LAND FOR DEVELOPMENT

Undeveloped land, acquired as part of the Finprogetti transaction, represents an area in Sardinia for development of hotel and leisure facilities and is owned by the Company through an 80% interest in Grand Hotel Bitia S.r.l. The minority shareholder had an option, which expired unexercised in 1996, to purchase the Company's interest at a price above its then carrying value of Lit. 6,000 million. In accordance with FASB Statement No. 121, the Company recorded a reserve of Lit. 2,500 million against the property in the third quarter of 1996 to reflect development uncertainties.

7.   REAL ESTATE HELD FOR SALE


                                                1997          1997          1996
                                               US$'000       LIRE M.       LIRE M.
Building held for sale                              -             -        15,100
                                             ============  ============  ============


As discussed in Note 5, on March 18, 1997 the Company disposed of this property. In accordance with FASB Statement No. 121, the Company had recorded impairment reserves of Lit. 1,680 million against this property in 1996 to reflect the terms being negotiated for its disposal.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements

                                                               December 31, 1997

8.   SECURITIES COLLATERALIZING

     SHARE REPURCHASE COMMITMENTS



                                                                        1997         1997           1996
                                                                      US$'000       LIRE M.       LIRE M.
Italian Government backed floating rate note, 2004...............         4,411         7,803         8,923
Banco Nazionale di Lavoro, zero coupon 1998......................         2,883         5,100         5,100
Other............................................................           891         1,576           488
                                                                     ===========  ============   ===========
                                                                          8,185        14,479        14,511
                                                                     ===========  ============   ===========


All marketable and other securities are held-to-maturity. See Note 4 with respect to share repurchase commitments.

9.   OTHER ASSETS


                                                                        1997         1997           1996
                                                                      US$'000       LIRE M.        LIRE M.
       Concession rights, net of amortization of Lit. 294........         2,491         4,406          4,549
       Tax receivables...........................................         4,875         8,623          9,085
       Other.....................................................           735         1,301            714
                                                                     ===========  ============   ============
                                                                          8,101        14,330         13,855
                                                                     ===========  ============   ============


The concession rights expire in February, 2041 and are being amortized on a straight-line basis over 40 years. Tax receivables represent amounts for which reimbursement has been requested. The times for reimbursement in Italy have, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government.

10.  ADVANCES FROM BANKS AND CREDIT ARRANGEMENTS

The operating subsidiaries of the Company have lines of credit arrangements with a number of Italian banks. Under these, the Company, at December 31, 1997, could have borrowed up to approximately Lit. 52,600 million. The line of credit arrangements do not have termination dates and are periodically reviewed. The average interest rate on advances from banks was approximately 8.25% and 11.75% at December 31, 1997 and 1996, respectively.

11.  ACCRUED EXPENSES AND OTHER PAYABLES


                                                                           1997          1997          1996
                                                                          US$'000       LIRE M.       LIRE M.
       Salaries, wages and related items..........................          2,707        4,788         4,123
       Value added and other non income taxes.....................            454          804         2,444
       Other accrued expenses.....................................          2,506        4,433         4,847
                                                                      ============  ===========   ===========
                                                                            5,667       10,025        11,414
                                                                      ============  ===========   ===========

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


12.  LONG-TERM DEBT

Long-term debt from real estate activities, after principal repayments of Lit. 333 million in 1997, was eliminated as a consequence of the 1997 sale of the property and assumption of such debt by the purchaser -- see Note 5.


OTHER LONG TERM DEBT:                                                      1997           1997           1996

                                                                          US$'000       LIRE M.        LIRE M.

Mortgage note payable, secured by substantially all
fixed assets of motorcycle operations. Interest 10.08%,
payable in semi-annual installments through 2001..................          1,199         2,121          2,536

Notes payable, secured by second mortgage over properties of motorcycle operations:
        Interest 12.40%, payable in semi-annual
        installments through 2001.................................          1,780         3,149          4,198

        Interest 12.36%, payable in semi-annual
        installments through 1999.................................            652         1,153          1,636

Industry Ministry L. 46/82, 1.9875% through 2002 and 7.95%
thereafter, payable in installments commencing from 2002..........            496           878            878

Unsecured loan note denominated in US$, interest 8%,
payable on October 23, 1998.......................................          1,863         3,296          2,851

Mortgage note secured by property of Moto America
Inc., interest 8.25%, payable monthly through 2011................            231           409            365

Finance leases....................................................          1,027         1,817          1,512

Sundry notes payable..............................................            187           330             48
                                                                      ------------   -----------    -----------
                                                                            7,435        13,153         14,024
Less current portion..............................................         (3,397)       (6,009)        (2,270)
                                                                      ------------   -----------    -----------
                                                                            4,038         7,144         11,754
                                                                      ============   ===========    ===========


           MATURITIES OF LONG-TERM DEBT AS OF DECEMBER 31, 1997:


                                                                           US$'000       LIRE M.
       1998.......................................................          3,397         6,009
       1999.......................................................          1,617         2,860
       2000.......................................................          1,153         2,039
       2001.......................................................            508           898
       2002.......................................................            121           214
       Subsequent to 2002.........................................            639         1,133
                                                                      ------------   -----------
                                                                            7,435        13,153
                                                                      ============   ===========

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


13.  OTHER INCOME


                                                                  1997          1997          1996           1995
                                                                 US$'000       LIRE M.       LIRE M.        LIRE M.
Currency exchange gain/(loss)...........................          1,122         1,984          (848)          (443)
Gains on sale of assets.................................            196           346         1,211            321
Finance income..........................................            241           426         1,149            978
Finance expense.........................................           (408)         (721)       (1,037)          (890)
Government grants.......................................              -             -           450              -
Other...................................................            (16)          (28)          527            547
                                                            ============  ============  ============   ============
                                                                  1,135         2,007         1,452            513
                                                            ============  ============  ============   ============


Finance income and expense represent the residual finance activities of Finproservice, acquired as part of the Finprogetti acquisition in July 1995, and whose operations are being wound down. Gains on sales of assets in 1996 principally relate to the sale of surplus properties in the United States and Italy and sales of tooling by Moto Guzzi.

14.  INCOME TAXES

Loss before income taxes and minority interests consisted of the following:



                                                                 1997          1997           1996           1995
                                                                US$'000       LIRE M.       LIRE M.        LIRE M.
       United States....................................        (2,976)       (5,264)       (6,589)        (5,942)
       Italy............................................        (6,829)      (12,078)       (7,438)          (168)
                                                            ------------  ------------   -----------    -----------
                                                                (9,804)      (17,342)      (14,027)        (6,110)
                                                            ============  ============   ===========    ===========


The provision for income taxes consisted of the following:


                                                                 1997          1997           1996           1995
                                                               US$'000        LIRE M.        LIRE M.        LIRE M.

           Current:
           United States................................            28             40             22              -
           Italy........................................           230            417            573            420
                                                            ------------   ------------  ------------   ------------
                                                                   258            457            595            420
                                                            ============   ============   ============   ============

       Deferred:........................................             -              -              -              -
                                                            ============   ============   ============   ============

                                                            ------------   ------------   ------------   ------------
       Total............................................           258            457            595            420
                                                            ============   ============   ============   ============

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


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


                                                                           1997          1997          1996
                                                                          US$'000      LIRE M.       LIRE M.
       Short-term reserves........................................          1,807        3,196           683
       Carrying value of fixed assets.............................          1,666        2,947         3,060
       Net operating loss carryforwards ..........................          4,873        8,620        14,259
       Other......................................................          1,129        1,997           821
                                                                      ------------  -----------   -----------
                                                                            9,475       16,761        18,823
       Valuation allowance........................................         (9,475)     (16,761)      (18,823)
                                                                      ------------  -----------   -----------
       Net deferred tax assets....................................              -            -             -
                                                                      ============  ===========   ===========


The effective provision for income taxes varied from the income tax credit calculated at the statutory U.S. federal income tax rate as follows:

                                                                 1997           1997           1996           1995

                                                                US$'000        LIRE M.        LIRE M.        LIRE M.
       Computed tax credit at U.S. federal rate.........        (3,431)        (6,070)        (4,910)        (2,138)
       Losses and reversals of short-term reserves
       for which valuation allowance provided...........         3,680          6,512          6,125          3,181
       Utilization of tax losses........................          (241)          (427)        (1,441)          (780)
       Elimination of intercompany profits..............            75            133            326            496
       Non-deductible expenses and other................           175            309            495           (339)
                                                            ============   ============   ============   ============
                                                                   258            457            595            420
                                                            ============   ============   ============   ============

For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately U.S. $7 million at December 31, 1997. These losses expire from 2003 through 2011. United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested. Approximately Lit. 4,800 million of retained earnings of Italian subsidiaries cannot be distributed under local laws.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


14.  INCOME TAXES (CONTINUED)

At December 31, 1997 the Company had net operating loss carryforwards for Italian federal income tax purposes which expire as follows:


                                                                 1997           1997
                                                                US$'000        LIRE M.
       1998.............................................          4,455          7,881
       1999.............................................          2,158          3,818
       2000.............................................            178            314
       2001.............................................              5              8
       2002.............................................            565          1,000
                                                            ------------   ------------
                                                                  7,361         13,021
                                                            ============   ============


15.  STOCK OPTIONS

The Company's "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. Total options of 2,000,000 shares have been authorized by the Board. Grants were made in 1996 and 1995 of 22,500 and 960,000 shares respectively, all at an exercise price of $12.26. 130,000 options were forfeited in 1997. The options granted can be exercised as follows:


       Currently exercisable............................          389,000
       1997.............................................          194,500
       1998.............................................          194,500
       1999.............................................          134,500
       2000.............................................          134,500
                                                            --------------
                                                                  852,500
                                                            ==============


Under the "1995 Director's Plan," 5,000 options are granted annually on January 2 of each calendar year to each non-employee Director serving at such date and a reduced pro quota number of options, at the date of election, to Directors initially elected at a date other than January 2. The exercise price was fixed at $12.26 for options granted at 2 January 1996 and at the reported closing price of the stock on January 2, or date of election of Directors for subsequent grants. 20,000 options were granted on January 2, 1996 at $12.26 and 15,000 granted on January 2, 1997 at $9.3125, respectively, all of which were forfeited in 1997 pursuant to changes in the composition of the Board. 18,751 options were granted in 1997 at a weighted average exercise price of $7.446 in respect of incoming Board members and a further 40,000 options were granted on January 2, 1998 at an exercise price of $4.875.

Additionally, the Company issued to GKN Securities Corp. 125,000 options exercisable through June 10, 2002 at an exercise price of $6.12 and issued 173,306 warrants exercisable through June 10, 2000 at a price of $6.00 to certain shareholder's as an inducement for them to enter lock-up agreements with the Company and with GKN Securities Corp. in connection with its June 1997 public offering. As described in Note 1, the Company also issued 1,250,000 warrants exercisable through May 2, 2000 at an exercise price of $6.00, to Tamarix.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


15.  STOCK OPTIONS (CONTINUED)

As the Company incurred losses in 1997, all warrants and options described above are considered antidilutive. The potentially dilutive effects of outstanding options and warrants in 1997 is summarized below:



Weighted average number of common shares
outstanding during the year..........................
Basic................................................        4,600,285
Tamarix warrants.....................................           85,116
GKN options and lock-up warrants.....................           17,983
1995 Director's Plan options.........................              619
                                                          -------------
Diluted..............................................        4,704,003
                                                          =============



The Company has elected the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25 and related interpretations in accounting for their stock option plans. If the Company had elected to recognize compensation cost based on the fair value of awards at grant dates, the pro forma net loss and loss per share for 1996 would have been Lit. 18,230 million ($11,916,000) and Lit. 3,971 ($2.60) per share.
Pro Forma compensation costs under the Company's stock option plans for 1997 based on the value of awards at the grant date were not material.

The fair value of the Company's options is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5.5%; expected volatility of approximately 60%; expected life of 4 years; and dividend yield of 0%.

The following is a summary of transactions pertaining to the Plans:



                                          DECEMBER 31, 1997       DECEMBER 31, 1996       DECEMBER 31, 1995
                                        ----------------------- ----------------------- -----------------------
                                                    Weighted                Weighted                Weighted
                                                     Average                 Average                 Average
                                         Shares     Exercise     Shares     Exercise     Shares     Exercise
                                         (000's)      Price      (000's)      Price      (000's)      Price
                                        ---------- ------------ ---------- ------------ ---------- ------------
Outstanding, January 1                      1,003       $12.26        960       $12.26          -           $0
Granted                                        18         7.45         43        12.26        960        12.26
Exercised                                       0            -          -            -          -            -
Forfeited                                    (150)       12.26          -            -          -            -

                                        ---------- ------------ ---------- ------------ ---------- ------------

Outstanding, December 31                      871       $12.16      1,003       $12.26        960       $12.26
                                        ========== ============ ========== ============ ========== ============

Options exercisable, December 31              389       $12.16        233       $12.26          0           $0
                                        ========== ============ ========== ============ ========== ============

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


15.  STOCK OPTIONS (CONTINUED)

The following is a summary of the status of stock options outstanding and exercisable under the Plans as of December 31, 1997:


                                                                                     STOCK OPTIONS
                                                STOCK OPTIONS OUTSTANDING             EXERCISABLE
                                          -------------------------------------- -----------------------
                                                                     Weighted
                                                        Weighted      Average                 Weighted
                                                         Average     Remaining                Average
                                            Shares      Exercise    Contractual   Shares      Exercise
              Range of Exercise Price       (000's)       Price        Life       (000's)      Price
----------------------------------------- ------------ ------------ ------------ ----------  -----------

                   $12.26                         853       $12.26  2.77 years         389       $12.26

                   $5.125 - $7.95                  18        $7.45  3.50 years           -            -
                                          ------------ ------------              ----------
                                                  871       $12.16                     389       $12.26
                                          ============ ============              ==========


16.  RELATED PARTY TRANSACTIONS

              Receivables from related parties and affiliates consists of the following:


                                                                         1997           1997           1996
                                                                        US$'000        LIRE M.        LIRE M.
          MGI Motorcycle GmbH.....................................          3,043         5,383              -
          Finprogetti S.p.A. and affiliates.......................              -             -             63
                                                                      ------------   -----------    -----------
          Included in current assets..............................          3,043         5,383             63
                                                                      ============   ===========    ===========
          Domer S.r.l., due after more than 12 months.............              -             -          4,708
                                                                      ============   ===========    ===========


The balance with Domer S.r.l. at December 31, 1996 related to promissory notes resulting from the sale by the Company of its 66.7% interest in Immobiliare Broseta S.r.l. -- see Note 5. The amounts at December 31, 1997 due from MGI Motorcycle GmbH, a 25% owned entity acquired in 1997, resulted from the purchase of products and services from the Company. Sales to MGI Motorcycle GmbH, consisting primarily of motorcycles and parts were Lit. 14,410 million in 1997.

              TRANSACTIONS AND ARRANGEMENTS WITH FORMER CHAIRMAN

The 1995 repurchase of shares formerly owned by the ex-Chairman and commitment of the Company to acquire the remaining shares formerly owned by him are detailed in Note 4.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


16.           RELATED PARTY TRANSACTIONS (CONTINUED)

              MORRISON COHEN SINGER & WEINSTEIN, LLP

The law firm of Morrison Cohen Singer & Weinstein, LLP, of which Howard E. Chase, a Director of the Company and its Chief Executive Officer, was a member until September 1, 1995, and to which he is now of counsel, was paid by the Company and its subsidiaries in 1997 an aggregate of Lit. 824 million ($484,000) in legal fees and disbursements for services rendered (1996 - Lit. 793 million, 1995 - Lit. 1,327 million).

              DEBORAH S. NOVICK

Deborah S. Novick, a Director of the Company since September 7, 1997 is Executive Vice President Investment Banking for GKN Securities Corp. who acted as underwriters for the public offering of the Company's common stock in June 1997 (see Note 1) and for the private placement of Moto Guzzi Corp. preferred stock in December 1996 and January 1997 (see Note 5). GKN Securities Corp. was paid $1,368,000 in underwriting commissions and expenses in relation to these transactions.

              CARLO GARAVAGLIA

Carlo Garavaglia, a former Director of the Company, is a member of a law firm which was paid an aggregate of Lit. 178 million by the Company and its subsidiaries in 1997 for legal, statutory audit and tax consulting services rendered (1996 - Lit. 228 million, 1995 - Lit. 268 million).

              RENTAL AGREEMENTS

Mr. Francesco Pugno Vanoni, a former Director of the Company, and his brother own offices in Milan which are leased to certain subsidiaries of the Company acquired from Finprogetti at a rental of approximately Lit. 161 million per year. Management believes this rate of rental conforms with prevailing market rates.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


17.           EXPORT SALES AND GEOGRAPHIC INFORMATION (CONTINUED)



              EXPORT SALES

The Company's motorcycle business exports its products throughout the world. Sales of motorcycles by geographic destination were as follows:


                                                                            1997           1996         1995
          Italy...................................................           37%            37%           35%
          Europe other than Italy.................................           46%            43%           49%
          United States...........................................           13%             7%            6%
          Elsewhere...............................................            4%            13%           10%


Sales to Germany represented approximately 17.8% of motorcycle sales in 1997 (19% in 1996). No other country represented over 10% of motorcycle sales. The Company's other businesses do not have significant export sales.

     TRANSFERS OF PRODUCTS BETWEEN GEOGRAPHICAL AREAS

Sales of motorcycles and parts from the Italian production facilities of the Company's motorcycle business to its U.S. exclusive importer, Moto America Inc., amounted to Lit. 10,631 million in 1997 (1996 - Lit. 5,800 million). Prior to 1996, Moto America Inc. was an unaffiliated company. Sales to its French exclusive importer, Moto Guzzi France Sarl, constituted in 1997, amounted to Lit. 6,959 million in 1997. Sales prices are accounted for on a basis comparable to those for non affiliated customers.

     IDENTIFIABLE ASSETS

As of December 31, 1997 and 1996 all material operating subsidiaries of the Company were located in Italy. The Company has assets in the United States consisting of offices which deal with regulatory matters and its exclusive importer of Moto Guzzi motorcycles in the United States and in France. Identifiable assets outside of Italy are not significant to the Company.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


18.  INDUSTRY SEGMENT ANALYSIS


                                                                          Management
1997                                               Motor-       Steel     & Corporate     Real
LIRE M.                                            cycles       Tubes       Services     Estate    Eliminations    Total

Sales.........................................      98,578      20,480        3,633            -       (364)      122,327
Intrasegment sales............................     (17,590)          -       (1,098)           -          -       (18,688)
                                               ------------ -----------  ----------- ------------ -----------  -----------

Net sales.....................................      80,988      20,480        2,535            -       (364)      103,639

Cost of sales.................................     (71,474)    (18,215)      (1,570)           -          -       (91,259)
                                               ------------ -----------  ----------- ------------ -----------  -----------
                                                     9,514       2,265          965            -       (364)       12,380

Selling, general and administrative expenses..     (13,824)     (1,470)      (7,875)        (276)       455       (22,990)
Research and development......................      (3,125)          -            -            -          -        (3,125)
Impairment loss...............................           -           -       (4,001)                               (4,001)
Rental income.................................           -           -            -          477          -           477
                                               ------------ -----------  ----------- ------------ -----------  -----------
Operating profit/(loss).......................      (7,435)        795      (10,911)         201         91       (17,259)
                                               ============ ===========  =========== ============ ===========  ===========


                                                                          Management
1996                                               Motor-       Steel     & Corporate     Real
LIRE M.                                            cycles       Tubes       Services     Estate    Eliminations    Total

Sales.........................................      91,986      17,313        3,517            -       (973)      111,843
Intrasegment sales............................     (14,366)          -         (671)           -          -       (15,037)
                                               ------------ -----------  ----------- ------------ -----------  -----------

Net sales.....................................      77,620      17,313        2,846            -       (973)       96,806

Cost of sales.................................     (65,755)    (16,105)      (2,478)        (103)       276       (84,165)
                                               ------------ -----------  ----------- ------------ -----------  -----------

                                                    11,865       1,208          368         (103)      (697)       12,641

Selling, general and administrative expenses..     (10,210)     (1,593)     (10,760)        (511)     1,644       (21,430)
Research and development......................      (1,177)          -            -            -          -        (1,177)
Impairment loss...............................           -           -            -       (4,180)         -        (4,180)
Rental income.................................           -           -           43        1,440          -         1,483
                                               ------------ -----------  ----------- ------------ -----------  -----------
Operating profit/(loss).......................         478        (385)     (10,349)      (3,354)       947       (13,663)
                                               ============ ===========  =========== ============ ===========  ===========

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


18.  INDUSTRY SEGMENT ANALYSIS (CONTINUED)


                                                                          Management
1995                                               Motor-       Steel     & Corporate     Real
LIRE M.                                            cycles       Tubes       Services     Estate    Eliminations    Total

Sales.........................................      72,854       5,836        2,458            -       (334)       80,814
Intrasegment sales............................      (8,183)          -         (378)           -          -        (8,561)
                                               ------------ -----------  ----------- ------------ -----------  -----------
Net sales.....................................      64,671       5,836        2,080            -       (334)       72,253
Cost of sales.................................     (56,231)     (4,537)      (1,828)        (276)        64       (62,808)
                                               ------------ -----------  ----------- ------------ -----------  -----------
                                                     8,440       1,299          252         (276)      (270)        9,445

Selling, general and administrative expenses..      (8,249)     (1,064)      (7,101)        (506)       690       (16,230)
Research and development......................        (602)          -            -            -          -          (602)
Rental income.................................           -           -           80          690          -           770
Other operating income........................         366           -            -            -       (366)            -
                                               ------------ -----------  ----------- ------------ -----------  -----------
Operating profit/(loss).......................         (45)        795       (6,769)         (92)        54        (6,617)
                                               ============ ===========  =========== ============ ===========  ===========


Intrasegment sales represent sales of motorcycles and spare parts by the Company's motorcycle production subsidiary to its US and French exclusive importers. Intersegment sales represent management and corporate services. Intrasegment and intersegment sales are accounted for at prices comparable to unaffiliated customers.

     CAPITAL EXPENDITURE AND DEPRECIATION EXPENSE

Capital expenditure and depreciation expense relate primarily to the Company's motorcycle segment in 1997, 1996 and 1995.


     IDENTIFIABLE ASSETS                                          1997            1997            1996            1995
                                                                 US$'000         LIRE M.         LIRE M.         LIRE M.
       Motorcycles......................................          47,917         84,765          73,731          58,656
       Steel tubing.....................................           7,566         13,385           9,661           8,808
       Real estate......................................           6,929         12,257          30,260          41,904
       Corporate........................................          19,983         35,348          42,860          73,462
                                                            -------------   ------------    ------------    ------------
                                                                  82,395        145,755         156,512         182,830
                                                            =============   ============    ============    ============


Identifiable assets for operating industry segments are those identifiable assets used by those industry segments. There are no shared assets. Corporate assets are represented by cash, investments, tax and other receivables and financing of the operating industry segments.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


19.  COMMITMENTS AND CONTINGENCIES


     COMMITMENTS TO REPURCHASE SHARES

The Company is required to deposit investments in the amount of Lit. 15,000 million, which amount has been reduced by investment in zero coupon securities, as collateral for a letter of credit securing the repurchase of 776,530 shares formerly owned by Mr. De Tomaso -- see Note 4. As of December 31, 1997, investments for a total of Lit. 14,479 million are held as security for the repurchase. The Company also has commitments, unsecured, to repurchase 28.350 shares from Finprogetti -- see Note 4. The estimated fair value of such commitment is Lit. 544 million at December 31, 1997.

     LITIGATION

The Company and its subsidiaries are involved in litigation in the normal course of business. Management does not believe, based on the advice of its legal advisors, that the final settlement of such litigation will have an adverse effect on the Company's consolidated financial statements as of December 31, 1997.

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

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997



21.  FINANCIAL INSTRUMENTS

The Company does not enter into foreign exchange contracts in the normal course of its operating activities. In 1997 the Company made forward purchases of US$ 4,000,000 as partial coverage of its US Dollar share repurchase commitments at June 30, 1997 and also entered into hedging operations in 1995 and 1996 in respect of its planned redemption offer. The Company has not hedged against foreign exchange risk on its US Dollar denominated loan, incurred in 1996 and due in 1998.

     OFF BALANCE SHEET RISK

As described in Note 5, the Company has a commitment denominated in U.S. Dollars to repurchase shares formerly owned by its ex-Chairman, Mr. De Tomaso. At the exchange rate at December 31, 1997, this commitment amounts to $ 8,751,000 (Lit. 15,481 million). The Company has hedged against $4,000,000 of this off balance sheet exchange risk.

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

Fixed interest securities which have maturities from one to three years: fair value for marketable quoted securities is based on market price and for non marketable securities, is estimated using discounted cash flow analysis based on similar investments available as at the balance sheet date. There are no significant differences between fair value and carrying value for any of the Company's financial instruments as at December 31, 1997 and 1996.

TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES
(De Tomaso Industries, Inc. through August 22, 1996)
Notes to Consolidated Financial Statements
December 31, 1997


TRIDENT ROWAN GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


-------------------------------------------- ------------- --------------------------------- --------------- ----------------
                  COL A                         COL. B             COL. C                        COL. D           COL. E
-------------------------------------------- ------------- ---------------- ---------------- --------------- ----------------
                                                                  (1)            (2)

                                             Balance at       Charged to      Charged to                        Balance at
                                             beginning         costs and        other         Deductions          end of
              Description                    of period         expenses       accounts.        Describe           period
                                                                              Describe
-------------------------------------------- ------------- ---------------- ---------------- --------------- ----------------


            IN MILLIONS OF ITALIAN LIRE

            YEAR ENDED DECEMBER 31, 1997

Deducted from asset accounts:
        Allowance for doubtful accounts...........     3,700             956              -        (2,556) (a)      2,100
        Inventory obsolescence reserve............     5,301           2,400              -          (902) (b)      6,799
        Impairment losses for real estate.........     3,680             -                -        (1,180) (d)      2,500
                                                       ------       ---------      ------------    --------       -------

                                                      12,681           3,356              -        (4,638)         11,399
                                                      =======          ======      ============     =========     =======

            YEAR ENDED DECEMBER 31, 1996

Deducted from asset accounts:

        Allowance for doubtful accounts...........     3,468             708              -          (476) (a)      3,700
        Inventory obsolescence reserve............     6,612             702              -        (2,013) (b)      5,301
        Impairment losses for real estate.........       -             3,680              -            -            3,680
                                                  --------------     --------      -------------------------      -------

                                                      10,080           5,090              -        (2,489)         12,681
                                                    =========        ========      ============    =========      =======

            YEAR ENDED DECEMBER 31, 1995

Deducted from asset accounts:

        Allowance for doubtful accounts...........       571             433          2,464 (c)                     3,468
         Inventory obsolescence reserve ..........     5,451           1,772              -          (611) (b)      6,612
                                                    ---------        --------      ------------    --------       -------
                                                       6,022           2,205          2,464          (611)         10,080
                                                     ========        ========      ============    ========      ========


            IN THOUSANDS OF US DOLLARS(1)

            YEAR ENDED DECEMBER 31, 1997


Deducted from asset accounts:

        Allowance for doubtful accounts...........     2,091             540              -        (1,445)          1,186
        Inventory obsolescence reserve ...........     2,996           1,356              -          (510)          3,842

        Impairment losses for real estate.........     2,080             -                -          (668)(d)       1,412
                                                      -------   -------------      ------------    --------
                                                       7,167           1,896              -        (2,623)          6,440
                                                     ========      ==========      ============    ========        =======


____________________________
        (a) Amounts written off
        (b) Disposal of inventory
        (c) Acquisitions of business
        (D) Disposal of business
        (1) Translated solely for the convenience of the reader at the approximate exchange rate at December 31, 1997 of $1.000 :
              Lit. 1,769

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        IN ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

     Information required to be included in Part III will be filed by amendment to this Annual Report on Form 10-K within 120 days of the end of the Company's fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K

      (a)   (1)   Contained in Item 8 of this Report.
            (2)   Contained in Item 8 of this Report.
            (3)   Contained in paragraph (c) below.

      (b)   None.

      (c)   Exhibits.

EXHIBIT NO.    DESCRIPTION

 2.1 Agreement and Plan of Merger dated August 14, 1996 (filed on August 21, 1996 as Exhibit 99.1 to Current Report on Form 8-K).

 2.2 Mutual Release and Settlement Agreement dated February 12, 1997 (filed as Exhibit 2.2 to 1996 Annual Report on Form 10-K).

 3.1 Restated Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to 1996 Annual Report on Form 10-K).

 3.2 Bylaws of the Company (filed as Exhibit 3.2 to 1996 Annual Report on Form 10-K).

 3.3 Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to Registration Statement on Form S-1, Amendment No. 1, file No. 333-21595).

 4.3 Warrant Agreement with Warrant Certificate, each dated May 2, 1997, with respect to 1,250,000 shares of Common Stock issued to Centaurus Management LDC (filed as Exhibits 4.1 and 4.2 to Current report on Form 8-K for Event Dated May 2, 1997).

10.1 1995 Non-Qualified Stock Option Plan (filed as Exhibit A to the Company's Preliminary Proxy Statement filed May 24, 1996).

10.2 1995 Directors Plan (filed as Exhibit B to the Company's Preliminary Proxy Statement filed May 24, 1996).

EXHIBIT NO.    DESCRIPTION

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

10.5 Amended and Restated Stock Purchase Agreement dated July 17, 1995 between De Tomaso Industries, Inc. and Finprogetti S.p.A. (filed as Exhibit 2.1 to Current Report on Form 8-K for Event Dated July 17, 1995).

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

10.9 Agreement dated as of November 1, 1995 between the Company and Howard E. Chase (filed as Exhibit 10(g) to 1995 Annual Report on Form 10-K).

10.10 Agreement dated as of November 1, 1995 between the Company and Albino Collini (filed as Exhibit 10(h) to 1995 Annual Report on Form 10-K).

10.11 Agreement dated as of November 1, 1995 between the Company and Francesco Pugno Vanoni (filed as Exhibit 10(i) to 1995 Annual Report on Form 10-K).

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

10.19          Option Agreement between the Company and Domenico Costa (filed as
               Exhibit 10(q) to 1995 Annual Report on Form 10-K).

10.20 Option Agreement between the Company and Carlo Previtali (filed as Exhibit 10(r) to 1995 Annual Report on Form 10-K).

10.21 Option Agreement between the Company and Giovanni Avallone (filed as Exhibit 10(s) to 1995 Annual Report on Form 10-K).

10.22 Option Agreement between the Company and Santiago De Tomaso (filed as Exhibit 10(t) to 1995 Annual Report on Form 10-K).

10.23 Description of 8% 2 year promissory notes issued in connection with the Company's Stock Repurchase Plan included in the Company's Schedule 13E-4 dated September 20, 1996 (filed as
               Exhibit 10.23 to 1996 Annual Report on Form 10-K).

EXHIBIT NO.    DESCRIPTION

10.24 Retainer Agreement dated March 7, 1997 between the Registrant and Tamarix Capital Corporation (filed as Exhibit 10.24 to Registration Statement on Form S-1, Amendment No. 1, file No. 333-21595).

10.25 Inducement Agreement dated April 8, 1997 between the Registrant and Tamarix Investors LDC (filed as Exhibit 10.25 to Registration Statement on Form S-1, Amendment No. 1, File No. 333-21558).

10.26          Agreement terminating July 17, 1995 Voting Agreement (filed as
               Exhibit 10.26 to Registration Statement on Form S-1, Amendment No. 2, File No. 333-21558).

10.27 Agreement terminating November 1, 1995 agreement between the Registrant and Francesco Pugno Vanoni (filed as Exhibit 10.27 to Registration Statement on Form S-1, Amendment No. 1, File No. 333-21595).

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

April 15, 1998                       /s/ Mark S. Hauser
                                    -------------------
                                    Mark S. Hauser
                                    President and Chief Executive Officer

April 15, 1998                       /s/ Emanuel Arbib
                                    -------------------
                                    Emanuel Arbib
                                    Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

April 15, 1998                       /s/ Emanuel Arbib
                                     -------------------
                                     Emanuel Arbib - Director

April   , 1998
                                     ---------------------
                                     Nicola Caiola - Director

April 15, 1998                       /s/ Giovanni Caronia
                                     ---------------------
                                     Giovanni Caronia - Director

April 15, 1998                       /s/ Howard E. Chase
                                     ---------------------
                                     Howard E. Chase - Director and Chairman
                                     of the Board

April 8, 1998                        /s/ Albino Collini
                                     ---------------------
                                     Albino Collini - Director and Executive
                                     Vice President

April 15, 1998                       /s/ Mark S. Hauser
                                     ---------------------
                                     Mark S. Hauser - Director


April 15, 1998                       /s/ Ronald Koenig
                                     ---------------------
                                     Ronald Koenig - Director

April 9, 1998                        /s/ Arno Morenz
                                     ---------------------
                                     Arno Morenz - Director

April 15, 1998                       /s/ Deborah S. Novick
                                     ----------------------
                                     Deborah S. Novick - Director

April 15, 1998                       /s/ William Spier
                                     ----------------------
                                     William Spier - Director

April 15, 1998                       /s/ Mario Tozzi-Condivi
                                     ----------------------
                                     Mario Tozzi-Condivi - Vice Chairman and
                                     Director

                                    EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

 2.1 Agreement and Plan of Merger dated August 14, 1996 (filed on August 21, 1996 as Exhibit 99.1 to Current Report on Form 8-K).

 2.2 Mutual Release and Settlement Agreement dated February 12, 1997 (filed as Exhibit 2.2 to 1996 Annual Report on Form 10-K).

 3.1 Restated Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to 1996 Annual Report on Form 10-K).

 3.2 Bylaws of the Company (filed as Exhibit 3.2 to 1996 Annual Report on Form 10-K).

 3.3 Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to Registration Statement on Form S-1, Amendment No. 1, file No. 333-21595).

 4.3 Warrant Agreement with Warrant Certificate, each dated May 2, 1997, with respect to 1,250,000 shares of Common Stock issued to Centaurus Management LDC (filed as Exhibits 4.1 and 4.2 to Current report on Form 8-K for Event Dated May 2, 1997).

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

10.5 Amended and Restated Stock Purchase Agreement dated July 17, 1995 between De Tomaso Industries, Inc. and Finprogetti S.p.A. (filed as Exhibit 2.1 to Current Report on Form 8-K for Event Dated July 17, 1995).

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

10.9 Agreement dated as of November 1, 1995 between the Company and Howard E. Chase (filed as Exhibit 10(g) to 1995 Annual Report on Form 10-K).

10.10 Agreement dated as of November 1, 1995 between the Company and Albino Collini (filed as Exhibit 10(h) to 1995 Annual Report on Form 10-K).

10.11 Agreement dated as of November 1, 1995 between the Company and Francesco Pugno Vanoni (filed as Exhibit 10(i) to 1995 Annual Report on Form 10-K).

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

10.19          Option Agreement between the Company and Domenico Costa (filed as
               Exhibit 10(q) to 1995 Annual Report on Form 10-K).

10.20 Option Agreement between the Company and Carlo Previtali (filed as Exhibit 10(r) to 1995 Annual Report on Form 10-K).

10.21 Option Agreement between the Company and Giovanni Avallone (filed as Exhibit 10(s) to 1995 Annual Report on Form 10-K).

10.22 Option Agreement between the Company and Santiago De Tomaso (filed as Exhibit 10(t) to 1995 Annual Report on Form 10-K).

10.23 Description of 8% 2 year promissory notes issued in connection with the Company's Stock Repurchase Plan included in the Company's Schedule 13E-4 dated September 20, 1996 (filed as
               Exhibit 10.23 to 1996 Annual Report on Form 10-K).

10.24 Retainer Agreement dated March 7, 1997 between the Registrant and Tamarix Capital Corporation (filed as Exhibit 10.24 to Registration Statement on Form S-1, Amendment No. 1, file No. 333-21595).

10.25 Inducement Agreement dated April 8, 1997 between the Registrant and Tamarix Investors LDC (filed as Exhibit 10.25 to Registration Statement on Form S-1, Amendment No. 1, File No. 333-21558).

10.26          Agreement terminating July 17, 1995 Voting Agreement (filed as
               Exhibit 10.26 to Registration Statement on Form S-1, Amendment No. 2, File No. 333-21558).

10.27 Agreement terminating November 1, 1995 agreement between the Registrant and Francesco Pugno Vanoni (filed as Exhibit 10.27 to Registration Statement on Form S-1, Amendment No. 1, File No. 333-21595).

21. Subsidiaries: The Company's significant subsidiaries, the jurisdiction of their incorporation and nature of their respective activities is contained in this Report.

(d)            None.