Form 10-K/A
period 1997-12-31
TRIDENT ROWAN GROUP INC
filed 1998-05-01
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          FORM 10-K/A, Amendment No. 1
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1997 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________________ to ______________________.

Commission File Number 0-2642

                            TRIDENT ROWAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                           52-0466460
-------------------------------                      --------------------------
(State of other jurisdiction of                      (I.R.S. Employer I.D. No.)
 incorporation or organization)

Two Worlds Fair Drive, Somerset, New Jersey                     08873
-------------------------------------------                   ----------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (732) 868-9000
                                                    --------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following information concerns the directors, officers, key employees of and consultants to the Registrant.

Directors

Name                           Age                Position
----                           ---                --------
William Spier ............     63     Director

Mario Tozzi-Condivi ......     73     Director

Deborah S. Novick.........     34     Director

Arno Morenz...............     58     Director and member of the Executive
                                      Committee

Mark S. Hauser............     40     President and Chief Executive Officer,
                                      Director and member of the Executive
                                      Committee

Albino Collini............     56     Director and member of the Executive
                                      Committee

Giovanni Caronia..........     57     Director


Howard E. Chase...........     61     Chairman of the Board of Directors and
                                      member of the Executive Committee

Emanuel Arbib.............     31     Chief Financial Officer, Director and
                                      member of the Executive Committee

Nicola Caiola.............     72     Director

Ronald B. Koenig..........     63     Director


      William Spier became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement and served as Chairman of the Board until March 1998. He is a founder and Managing Director of Tamarix Capital Corporation. From May 1991 until October 1996, he was chairman and chief executive officer of DeSoto, Inc., a manufacturer of household cleaners and detergents. DeSoto was acquired by Keystone Consolidated Industries, Inc., a Texas-based manufacturer of steel and wire rods, of which Mr. Spier is a director. Mr. Spier is also currently the chairman of the board of directors of Geotek Communications, Inc., a wireless telecommunications company, and acting chief executive officer and a director of Integrated Technologies, Inc., a computer peripheral and telecommunications device and software company.

From 1982 until 1989, Mr. Spier was a private investor, having been Vice Chairman of Phibro-Salomon, Inc. until 1982.

      Mario Tozzi-Condivi has served as a Director of the Company since 1993, and served as Vice Chairman from October 1995 until March 1998. He has also served as Director of Moto Guzzi since July 1995; President of Maserati Automobiles Incorporated, the Company's former subsidiary, from February 1989 until 1996; Chairman of the Board of Maserati U.K. Ltd., 1986 to 1987; and has been an independent consultant to automobile importers, distributors and dealers in England, Italy, Singapore and South Africa, since 1984.

      Deborah S. Novick has been Vice President Investment Banking for GKN Securities Corp. for more than the past five years. She is also a director of Netplex Group Inc., a Nasdaq traded networked information systems company, and of Dalewood Associates, Inc., the corporate general partner of Dalewood Associates, L.P., an investment partnership. She became a Director of the Company on September 7, 1997.

      Dr. Arno Morenz has served as a Director of the Company since April 25, 1997. He currently also serves as chairman of three non-traditional re-insurance companies affiliated with General Electric Capital. He served as the chairman of the board of management of Achener Ruckversicherung, a German reinsurance firm, from 1984 until 1996, when the firm was acquired by a unit of General Electric Capital. He was subsequently appointed to General Electric Capital's supervisory board.

      Mark S. Hauser, President and Chief Executive Officer since March 1998, became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. He is an attorney and a founder and Managing Director of Tamarix Capital Corporation, a New York-based merchant and investment banking firm. Between 1986 and 1990, Mr. Hauser was Managing Director of Ocean Capital Corporation, an international investment banking firm. In 1991, Mr. Hauser founded Hauser, Richards & Company, also an international investment banking firm. He currently serves as a director of Integrated Technologies of Israel, Ltd., a joint venture of an investment group and Israel Aircraft Industries, and of Direct Language Communications, Inc., a multilingual communications services company.

      Albino Collini has served as a Director of the Company since 1995, and Executive Vice President and Chief Operating Officer of the Company from October 1995 until March 1998. He has also served as a Director of Moto Guzzi since July 1995; founder and President of T.I.M. and predecessors since 1987; Managing Director of Finprogetti from July 1995 until May 1996; and Director of Finprogetti International Holding, S.A. since October 1993.

      Howard E. Chase has served as a Director of the Company since 1971, as Secretary of the Company and as Company counsel from 1971 until September 1995 and as President and Chief Executive Officer of the Company from October 1995 to March 1998. He is currently Chairman of the Board of Directors. He has also served as Vice-President of the Company from 1986 to October 1995; a partner of Morrison Cohen Singer & Weinstein, LLP from April 1984 until

September 1995; and a director of Thoratec Laboratories, Inc., a Nasdaq-traded company, since 1987.

      Emanuel Arbib, the Chief Financial Officer since March 1998, became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. He is the Managing Director of Capital Management Ltd, an international money management firm based in Jersey, Channel Islands with more than $200 million under management. The firm specializes in the high quality sector of the global fixed income market. He is also the co-founder and Managing Director of Global Investment Advisors, a London-based investment company. Since January 1996, he has served as managing Director of BioSafe Europe, an affiliate of BioSafe International Inc., a publicly traded company engaged in waste management and landfill reclamation. Since September 1996, he has served as a director of International Capital Growth Ltd., and its European subsidiary Capital Growth (Europe) Ltd., investment banking firms. From 1990 until 1991, Mr. Arbib headed the Italian desk for Eurobond sales at Prudential Bache Securities (UK) Ltd.

      Nicola Caiola became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. He has been the sole shareholder, chairman and Managing Director of Services Financiers S.A., a Swiss private financial consulting firm in the mergers and acquisitions field, since 1979.

      Giovanni Caronia became a Director of the Company in June 1997 and served as Chairman of the Board of Finprogetti since July 1996. He served as Managing Director or Eurotecnica S.p.A. (a holding company operating in different fields such as engineering and contracting, real estate, financing) from March 1981 to October 1996, when he was appointed Chairman of the Board of Eurotecnica Contractors and Engineers S.p.A. He has also served as Chairman of the Board of A.S.T. S.p.A., a manufacturer of valves, since May 1985, as Auditor of Assocapital S.p.A., an investment company, since September 1985, as Director of Caio Co. N.V. (Curacao, Netherlands) from May 1992 to November 1995, as Director of Eascon S.p.A., a process control software development company, from September 1989 to May 1996, as Director of Etiam S.r.l. since December 1994, as Director of Eurotecnica USA Inc. (Chicago) for over fifteen years, as Director of Euro P.A. S.r.l. from October 1991 to October 1994, as Chairman of the Board of Fiblog S.A., a Luxembourg based holding company, since July 1990, as Chief Executive Officer of Fiborg S.p.A. since April 1993, as Director of Indograsco (Santo Domingo) since March 1988, as Auditor of Iniziativa S.r.l. from 1991 to 1992, as Director of Sacit S.p.A., a high technology air conditioning systems manufacturer, since December 1991, as Director of Savon Holding Participation B.V. (Amsterdam, Holland) from July 1990 to July 1997, and as Auditor of Tegia since June 1996.

      Ronald B. Koenig is Chairman of the Board, President and Chief Executive Officer of Capital Growth Holding, Ltd. ("CGHL"), and holds the same offices for International Capital Growth, Ltd., a CGHL subsidiary. Since 1993, Mr. Koenig has been Chairman and co-founder of Capital Growth International, L.L.C. From 1980 to 1993, Mr. Koenig was a Senior Managing Director and department head of corporate finance at Gruntal & Co., Incorporated. From 1977 to

1985, Mr. Koenig was a Managing Director, and from 1985 to 1989, Chairman of the Board of Ladenburg, Thalmann & Co., Inc.

      Each of Messrs. Chase, Hauser, Spier, Arbib and Ms. Novick is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). None of the other above-described persons is a director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940.

      The Board of Directors established an Audit Committee in 1995, which currently consists of: Howard E. Chase, Deborah S. Novick and Dr. Arno Morenz. The Audit Committee is charged with the responsibility to review the performance of the independent accountants as auditors for the Company, discuss and review the scope and the fees of the prospective annual audit, review with the auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review their final report with the auditors, review with the auditors overall accounting and financial controls, and be available to the auditors during the year for consultation purposes. In addition, the Audit Committee is charged with conducting an appropriate review of all related party transactions on an ongoing basis and a review of potential conflict of interest situations. The Board of Directors has established a Compensation Committee which is charged with the responsibility to review and make recommendations to the Board regarding salaries, compensation and benefits of executive officers and key employees of the Company. Other than Giovanni Caronia and Nicola Caiola, all of the current members of the Board of Directors who were or became directors in 1997 attended at least 75% of those meetings held in such year during their term of service. The term of each Director will expire when his successor shall have been elected and shall have qualified. Non-employee directors will be compensated for their services as such, at the rate of $4,000 per year.

Executive Officers
------------------

                                                  Position with Company
                                                 and Business Experience
Name                            Age              During Past Five Years
----                            ---              ----------------------

Mark S. Hauser (1)
Howard Chase (1)
Emanuel Arbib (1)

----------

(1) Information relating to the ages, positions with the Company and past business experience of Messrs. Hauser, Arbib and Chase, is set forth above under "Directors." All executive officers will serve in their respective capacities until their successors shall have been elected and qualified.

Principal Security Holders

      The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 28, 1998 by (i) each person who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each of the Company's directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.


                                                      Number of Shares           Percentage
Name and Address of Beneficial Owner**               Beneficially Owned      Beneficially Owned
--------------------------------------------------   ------------------      ------------------
Tamarix Investors LDC ............................           2,885,000(1)                 46.3
444 Madison Ave
New York, NY 10022

Tail Trust .......................................             776,530                    15.6
c/o Pirunico Trustees (Jersey)(2)
Limited Account 282
44 Esplanade House
St. Helier, Jersey
Channel Islands

William Spier(3) .................................           1,892,917                    36.1
Howard E. Chase(4) ...............................              56,667                     1.1
Albino Collini(5) ................................             152,639                     3.1
Mario Tozzi-Condivi(6) ...........................              25,000                       *
Domenico Costa(6) ................................              13,333                       *
Emanuel Arbib(3) .................................           2,414,584(7)                 41.9
Nicola Caiola(6) .................................               7,917                       *
Mark S. Hauser(3) ................................           2,436,250(8)                 42.1
Dr. Arno Morenz(6) ...............................               8,333                       *
Giovanni Caronia(6) ..............................              35,850(9)                    *
Deborah S. Novick ................................               6,250                       *
Ronald B. Koenig .................................               5,000                       *
Oscar Cecchinato(6) ..............................              21,667                       *

Barry Rubenstein .................................             394,000(10)                 7.7
68 Wheatley Road
Brookville, NY 11545

Applewood Associates, L.P. .......................             260,000(11)                 5.2
68 Wheatley Road
Brookville, NY 11545

                                                      Number of Shares           Percentage
Name and Address of Beneficial Owner**               Beneficially Owned      Beneficially Owned
--------------------------------------------------   ------------------      ------------------
Barry Fingerhut ..................................             280,000(12)                 5.5
767 Fifth Avenue
New York, NY 10153

Irwin Lieber .....................................             280,000(12)                 5.5
767 Fifth Avenue
New York, NY 10153

Applewood Capital Corp. ..........................             260,000(13)                 5.2
c/o Barry Rubenstein
68 Wheatley Road
Brookville, NY 11545

Seth Lieber ......................................             260,000(14)                 5.2
767 Fifth Avenue
New York, NY 10153

Jonathan Lieber ..................................             260,000(14)                 5.2
767 Fifth Avenue
New York, NY 10153

All executive officers and directors as a
   group (14 persons) ............................           3,241,473(15)                50.0

-----------

*     Less than 1%.

** Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) Upon consummation of the Tamarix/Finprogetti Acquisition Agreement, Tamarix and affiliates became the beneficial owner of 2,885,000 shares, including 1,000,000 shares purchased thereunder, 635,000 shares held by Finprogetti subject to a call option by Tamarix and a put option by Finprogetti and 1,250,000 shares of stock underlying warrants to purchase Common Stock originally issued to Centaurus Management LDC, an affiliate of Tamarix ("Centaurus"). Centaurus beneficially owns warrants to purchase 250,000 shares of Common Stock. Warrants to purchase 500,000 shares are beneficially owned by Ixion LDC, an entity affiliated with Emanuel Arbib, and warrants to purchase 500,000 shares are beneficially owned by Azzurra, Inc., an entity affiliated with Mark S. Hauser. As a result thereof, Finprogetti is the record owner of 663,590 shares, but beneficially owns 28,350 shares, substantially all of which are subject to purchase by the Company. In connection with its renegotiation in March 1998 of the consulting agreement between the Company and Tamarix Capital Corp., 32,000 shares of Common Stock became issuable thereto. The total shown above does not include such 32,000 shares. See "Certain Relationships and Related Transactions."

(2) Pirunico Trustees (Jersey) Limited is the trustee of the Tail Trust, which acquired by gift shares formerly owned by the Company's former principal shareholder and Chairman.

(3) Messrs. Spier, Arbib and Hauser, indirectly own controlling interests in Tamarix and Centaurus, and may therefore be viewed as having beneficial ownership of the Common Stock beneficially owned by Tamarix. Also includes 7,917 shares purchasable by each of them upon exercise of options.

(4)   Includes 46,667 shares purchasable upon exercise of options.

(5) Represents 135,972 shares held of record by Tairona, S.A., a Luxembourg corporation affiliated with Mr. Collini, and 16,667 shares purchasable by Mr. Collini upon exercise of options.

(6)   Represents shares purchasable upon exercise of options.

(7) Includes an additional 21,667 shares purchasable upon exercise of options. Excludes warrants to purchase 500,000 shares owned by Azzurra, Inc. Does not include an additional 75,000 shares which, in March 1998 became issuable with his engagement as chief financial officer.

(8) Includes an additional 43,333 shares purchasable upon exercise of options. Excludes warrants to purchase 500,000 shares owned by Ixion LDC. Does not include an additional 130,000 shares which, in March 1998 became issuable in connection with his engagement as President.

(9)   Includes 28,350 shares beneficially owned by Finprogetti.

(10) Barry Rubenstein is a general partner of Applewood Associates, L.P. and two other partnerships which own shares of Common Stock, is the husband and the father of two other shareholders, and a shareholder, officer and director of Applewood Capital Corp. He may therefore be deemed the beneficial owner of 394,000 shares of Common Stock, consisting of 274,000 shares of Common Stock and 120,000 shares of Common Stock purchasable upon exercise of warrants. He disclaims beneficial ownership of all such shares except to the extent of his equity interest therein.

(11) Includes 200,000 shares of Common Stock and 60,000 shares of Common Stock purchasable upon exercise of warrants.

(12) As a general partner of Applewood Associates, L.P. and an officer and director of Applewood Capital Corp., the reporting person may therefore be deemed the beneficial owner of 280,000 shares of Common Stock, consisting of 220,000 shares of Common Stock and 60,000 shares of Common Stock purchasable upon exercise of warrants. He disclaims beneficial ownership of all such shares except to the extent of his equity interest therein.

(13) Includes 200,000 shares of Common Stock and 60,000 shares of Common Stock purchasable upon exercise of warrants.

(14) As an officer of Applewood Capital Corp., the reporting person may be deemed the beneficial owner of 260,000 shares of Common Stock, consisting of 200,000 shares of Common Stock and 60,000 shares of Common Stock purchasable upon exercise of warrants. He disclaims beneficial ownership of all such shares except to the extent of his equity interest therein.

(15) Includes 242,085 shares purchasable upon exercise of options, as well as shares beneficially owned by Tamarix and those underlying warrants with respect to which Messrs. Spier, Arbib and Hauser may be viewed as having beneficial ownership.

Summary of Cash and Certain Other Compensation

      The following table shows, for the three fiscal years ended December 31, 1997, 1996 and 1995 the cash compensation paid or accrued for those years to the President of the Company and each of the other five most highly compensated executive officers of the Company other than the President whose aggregate annual salary and bonus exceed $100,000 for the Company's last fiscal year ("Named Executive Officers") in all the capacities in which they served:

                           SUMMARY COMPENSATION TABLE


                                                                                                            Long-Term
                                                                                                          Compensation
                                                                     Annual                Other            (#)Awards
                                                                  Compensation            Annual          Options/SARs
Name and Principal Position                           Year     Salary (Lit./$)(1)      Compensation          (#)(4)
---------------------------                           ----     ------------------      ------------          ------
Howard E. Chase....................................   1995     Lit. 155,737,000/            -0-              300,000
President and Chief Executive Officer from                         ($88,037)
October, 1995 until March, 1998                       1996     Lit. 573,750,000/            -0-                -0-
                                                                   ($324,336)
                                                      1997     Lit. 662,919,000/            -0-                -0-
                                                                   ($374,742)
Albino Collini(2)..................................   1995     Lit. 186,700,000/     Lit. 50,000,000/        150,000
Executive Vice President from October, 1995                       ($105,540)            ($28,265)
until March 1998
                                                      1996     Lit. 382,500,000/     Lit. 88,450,000/          -0-
                                                                   ($216,224)            ($50,000)
                                                      1997     Lit. 410,197,000/     Lit. 88,450,000/          -0-
                                                                   ($231,881)            ($50,000)
Mario Tozzi-Condivi(3).............................   1995     Lit. 93,414,000/             -0-              200,000
Vice Chairman from October, 1995 until March 1998                  ($52,806)
                                                      1996     Lit. 283,050,000/            -0-                -0-
                                                                   ($160,006)
                                                      1997     Lit. 316,209,000/            -0-                -0-
                                                                   ($178,750)
Domenico Costa.....................................   1995     Lit. 237,850,000/            -0-               60,000
President of T.I.M.                                                ($134,454)
                                                      1996     Lit. 240,000,000/            -0-                -0-
                                                                   ($135,670)
                                                      1997     Lit. 240,000,000/            -0-                -0-
                                                                   ($135,670)
Arnolfo Sacchi.....................................   1995     Lit. 223,519,700/            -0-                -0-
Former Managing Director of Moto Guzzi from                        ($126,353)
1994 until April 1997                                 1996     Lit. 240,000,000/            -0-                -0-
                                                                   ($135,670)
                                                      1997     Lit. 270,000,000/
                                                                   ($152,629)
Oscar Cecchinato ..................................   1997     Lit. 300,000,000/     Lit. 45,000,000/          -0-
Managing Director of Moto Guzzi since                              ($169,587)            ($25,438)
April 1997

                                                                                                            Long-Term
                                                                                                          Compensation
                                                                     Annual                Other            (#)Awards
                                                                  Compensation            Annual          Options/SARs
Name and Principal Position                           Year     Salary (Lit./$)(1)      Compensation          (#)(4)
---------------------------                           ----     ------------------      ------------          ------
Carlo Previtali....................................   1996     Lit. 240,000,000/            -0-                -0-
                                                                   ($135,670)
Treasurer and Secretary until March 1998              1997     Lit. 240,000,000/            -0-                -0-
                                                                   ($135,670)

-----------

      The aggregate amount of all perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the greater of $50,000 or 10% of such Officer's salary.

(1) Lire amounts have been converted to dollars at the rate of 1,769 lire per U.S. Dollar, the approximate rate in effect on December 31, 1997.

(2) Does not include Lit. 376,767,000 ($212,983) received in respect of a certain T.I.M. engagement predating the Company's acquisition of T.I.M. as part of the Finprogetti Acquisition.

(3) The above amounts plus expenses were paid to Como Consultants Limited, an Isle of Jersey company, which provides the Company with the services of Mr. Tozzi-Condivi. No other form of compensation was paid to Como Consultants or to Mr. Tozzi-Condivi.

(4) All such options were cancelled in March 1998 by mutual agreement. See "Principal Security Holders" above.


Employment Contracts

      In November 1995, the Company entered into employment agreements with, among others, each of Howard E. Chase, Albino Collini, Giovanni Avallone (a former director), Domenico Costa and Carlo Previtali (formerly the Secretary and Treasurer), and a Consulting Agreement with Como Consultants, Limited, a corporation which provides the services of Mario Tozzi-Condivi. The agreements with Messrs. Chase, Collini and with Como Consultants were for a term of five years, and all other agreements were for a term of three years, subject, in all cases, to early termination under certain conditions. Pursuant to such agreements Mr. Chase served as President and Chief Executive Officer in 1997 at a base salary of $375,000 per year, Mr. Collini served as Chief Operating Officer in 1997 at a base salary of $250,000 per year plus a guaranteed additional payment of $50,000 per year and Mr. Tozzi-Condivi served as Vice Chairman of the Board and Chairman of the Executive Committee in 1997 at a base compensation of $185,000 per year. The three-year agreement with Mr. Previtali provided for a salary of Lit. 240 million ($156,863) per year, and the agreement with Mr. Avallone provided for his serving on a part-time basis as Director of Special Projects and Merchant Banking at an annual salary of Lit. 60 million ($39,216). Mr. Costa was employed as Managing Director of T.I.M. for three years at a salary of Lit. 240 million ($156,863) per year. All such agreements were terminated by mutual agreement, effective December 1, 1997. Messrs. Chase, Collini and Costa continue to serve as executive employees on an at-will basis, Mr. Chase at a base salary of $250,000 and Messrs. Collini and Costa each at a base salary of Lit. 267 million. Effective in June 1997, the Company engaged a consulting company to provide the services of Oscar Cecchinato as Managing Director of Moto Guzzi for a three year period at an annual base compensation of Lit. 400 million. Mr. Cecchinato would also be entitled to a performance-based bonus and reimbursement of certain expenses.

      The compensation of the Named Executive Officers in 1997 was the result of the negotiated employment agreements described above, and not the implementation of a compensation policy.

Stock Option Plans

      In order to attract and retain employees, the Board of Directors adopted, and the shareholders approved, the 1995 Non-Qualified Stock Option Plan ("1995 NQ Plan") and the 1995 Stock Option Plan for Outside Directors ("1995 Directors Plan"). The 1995 NQ Plan and the 1995 Directors Plan are referred to collectively as the "1995 Plans." Options to purchase an aggregate of 2,150,000 shares of common stock (subject to antidilution adjustments under certain circumstances) may be awarded under the 1995 Plans.

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

      If an option expires unexercised, is surrendered by the grantee for cancellation, is canceled or otherwise becomes unexercisable, the shares underlying the grant will again become available for the granting of new options under the 1995 NQ Plan.

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

      1995 Directors' Plan

      All non-employee directors, who were never previously employed by the eCompany or eligible to receive options, will annually receive, on each January 2, options to purchase 5,000 shares under the 1995 Directors Plan. Newly appointed or elected non-employee directors receive a grant upon taking office.

      A total of 20,000 options under the plan were granted in 1996 and 15,000 options were granted in 1997. Options granted in 1996 are exercisable at $12.26 per share and options granted on January 2, 1997 are exercisable at $9.313 per share, all of which were forfeited later in 1997 as a result of changes in the composition of the Board of Directors. An aggregate of 18,751 options were granted in 1997 to incoming members of the Board at exercise prices ranging between $5.125 and $8 per share. Options to be granted in future years will be exercisable at the reported closing price of the stock on January 2 of the year of grant. Options are not exercisable until the later of January 2 of the year succeeding the date of grant or six months following the date of grant.

      The authority to grant options under the 1995 Directors Plan will terminate on the earlier of December 31, 2005 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan which is 150,000, 91,249 of which remain available for issuance.

      The 1995 Directors Plan may be amended by the Board of Directors except that provisions thereof concerning granting of options may not be amended more than once every six months unless necessary to comply with the Internal Revenue Code or the Employee Retirement Income Security Act.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      No stock options or SARs were granted in the fiscal year ended December 31, 1997 to any of the Named Executive Officers.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

      The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at the end of 1997. None of the unexercised options held by the Named Executive Officers at the end of 1997 were exercisable at a price equal to or less than the market price of the Common Stock on the date of issuance.



                                     Number of
                                       Shares            Number of Shares Underlying
                                      Acquired        Options/SARs at Fiscal Year-End
                                         on         Exercisable             Unexercisable
Name                                Exercise(1)     -----------             -------------
----                                -----------
                                                   Number of Shares Underlying Unexercised
                                                        Options/SARs at Fiscal Year-End
                                                        -------------------------------
Howard E. Chase, CEO in 1997.....        -                 120,000           180,000
Mario Tozzi Condivi..............        -                  80,000           120,000
Albino Collini...................        -                  60,000            90,000
Domenico Costa...................        -                  40,000            20,000

                                     Number of
                                       Shares            Number of Shares Underlying
                                      Acquired        Options/SARs at Fiscal Year-End
                                         on         Exercisable             Unexercisable
Name                                Exercise(1)     -----------             -------------
----                                -----------
Oscar Cecchinato.................        -                       0                 0
Carlo Previtali..................        -                  40,000            20,000
-----------

(1) None of the Named Executive Officers exercised any stock options in 1997.


Compensation of Directors

      Non-employee members of the Board of Directors of the Company will each be paid $4,000 per year from the Company for services rendered in their capacity as such and will receive automatic grants of stock options. See "Stock Option Plans-1995 Directors' Plan." Officers of the Company or its subsidiaries who are members of the Board of Directors of the Company and employees receive compensation for services rendered in their capacities as officers only, and may be entitled to discretionary grants of stock options.

Compensation Committee Interlocks and Insider Participation

      The Company's Board of Directors established a compensation committee on October 28, 1995, but it has not convened. The Company and each of its subsidiaries has, to date, addressed all compensation issues through its or their respective boards of directors. Of the present members of the Board of Directors, Messrs. Chase, Collini and Tozzi-Condivi served as executive officers and/or employees of the Company and/or one or more of the Company's subsidiaries in 1997.

      Each of Messrs. Tozzi-Condivi, Chase, Hauser, Arbib and Previtali engaged in transactions with the Company during 1997 in addition to serving as a director and/or officer of the Company. See "Certain Relationships and Related Transactions" below.

Certain Relationships and Related Transactions

      In 1995, the Company repurchased shares previously owned by its former Chairman of the Board, and agreed to repurchase the remaining 776,530 shares formerly so held. The Company has also agreed to repurchase 73,110 shares from Finprogetti, at a specified time and price, of which 28,110 shares remain to be repurchased.

      The law firm of Morrison Cohen Singer & Weinstein, LLP is counsel to the Company. Howard E. Chase, a Director of the Company and its Chief Executive Officer, was a member of such firm until September 1, 1995. Fees paid by the Company and subsidiaries to Morrison Cohen Singer & Weinstein, LLP in 1997 did not exceed 5% of such firm's gross revenues for that period.

      Como Consultants Limited, an Isle of Jersey company which employs Mario Tozzi-Condivi, a Director of the Company and its Vice-Chairman, was paid $178,750 in 1997 for consulting services rendered to the Company.

      Mr. Carlo Garavaglia, a Director of the Company until May 2, 1997, is a member of a law firm which was paid by the Company and its subsidiaries in 1996 for legal and statutory auditing services rendered, an amount less than 5% of such firm's gross revenues in such period.

      Mr. Pugno Vanoni, Chairman of the Company until May 2, 1997, and his brother, own offices in Milan which are leased to certain subsidiaries of the Company acquired from Finprogetti at a rental of Lit. 161 million ($91,000) per year.

      Mr. Giovanni Avallone, Ms. Maria Luisa Ruzzon, Mr. Carlo Garavaglia and Mr. Pugno Vanoni all served as directors of Finprogetti until July 19, 1996 and directors of the Company until May 2, 1997. Mr. Carlo Previtali, Secretary and Treasurer of the Company until March 1998, served as director of Finprogetti until July 19, 1996.

      Mr. Mark Hauser and Mr. William Spier, who became directors of the Company upon consummation of the Tamarix/Finprogetti Acquisition Agreement, are Managing Directors of Tamarix Capital Corporation. Mr. Hauser became the President and Chief Executive Officer of the Company in March 1998 at an annual salary of $160,000. In connection with his engagement, the Company also agreed to issue to Mr. Hauser 130,000 shares of Common Stock. The consulting services of Mr. Emanuel Arbib, who, with Messrs. Hauser and Spier, is affiliated with Tamarix, were engaged by the Company in March 1998 as its Chief Financial Officer at an annual consulting fee of $100,000. In connection with such engagement, the Company also agreed to issue to Mr. Arbib or his designee 75,000 shares of Common Stock.

      Upon consummation of the Tamarix/Finprogetti Acquisition Agreement, Tamarix Capital Corporation, an affiliate of Tamarix, was retained by the Company as a financial advisor for a period of three years at an annual fee of $200,000 payable in quarterly installments. By mutual agreement, in the first quarter of 1998, that agreement was terminated. Tamarix Capital Corporation currently serves pursuant to a one-year agreement as an advisor to the Company at a fee, inclusive of reimbursement for expenses, of $90,000. Additionally, 32,000 shares of Common Stock, subject to a one-year transfer restriction, became issuable to Tamarix Capital Corporation, and options to acquire 17,000 shares of Common Stock became issuable at an exercise price of $5 per share beginning one year from the date of grant. Centaurus, the Manager of Tamarix, was separately granted warrants to purchase 1,250,000 shares of Common Stock as an inducement for Tamarix initially to agree to acquire the shares from Finprogetti and to abstain from transferring such shares for a stated period of time. Messrs. Hauser, Spier and Arbib collectively control Centaurus. Warrants to purchase 500,000 of such shares were transferred by Centaurus to Ixion, LDC, an entity affiliated with Mr. Arbib and warrants to purchase 500,000 such shares were transferred to Azzurra, Inc., an entity affiliated with Mr. Hauser.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Based on a review of the Forms 3, 4 and 5 which have been filed with the Securities and Exchange Commission with respect to transaction which occurred in 1997, it appears that the following officers and/or directors of the Company did not comply with Section 16 reporting requirements:

      Giovanni Caronia did not file a Form 3 in connection with his election to the Board of Directors in June, 1997 or the grant of options to purchase 2,500 shares of Common Stock;

      William Spier did not file a Form 5 in connection with the grant of options in May, 1997 to purchase 2,917 shares of Common Stock;

      Nicola Caiola did not file a Form 5 in connection with the grant of options in May, 1997 to purchase 2,917 shares of Common Stock;

      Arno Morenz did not file a Form 5 in connection with the grant of options in April, 1997 to purchase 3,333 shares of Common Stock;

      Deborah S. Novick did not file a Form 5 in connection with the grant of options in September, 1997 to purchase 1,250 shares of Common Stock;

      Emanuel Arbib did not file a Form 5 in connection with the grant of options in May, 1997 to purchase 2,917 shares of Common Stock or the transfer to Ixion LDC of 500,000 warrants in December 1997; and

      Mark S. Hauser did not file a Form 5 in connection with the grant of options in May, 1997 to purchase 1,917 shares of Common Stock or the transfer to Azzurra, Inc. of 500,000 warrants in December 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 30, 1998                      TRIDENT ROWAN GROUP, INC.


                                          By:   s/ Howard E. Chase
                                              ---------------------------
                                                   Howard E. Chase,
                                                   Chairman of the Board