Form 10-Q
period 1998-03-31
TRIDENT ROWAN GROUP INC
filed 1998-05-13
CIK 28367

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended               March 31, 1998
                             --------------------------------------------------

                                          OR

     [ ]          TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ______________________

Commission File Number                       0-2642
                       --------------------------------------------------------

                              TRIDENT ROWAN GROUP, INC.
                (Exact name of registrant as specified in its charter)

                 Maryland                                 52-0466460
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                       Identification No.)

                      Two Worlds Fair Drive, Somerset, NJ 08873
--------------------------------------------------------------------------------
                 (Address of principal executive offices - Zip Code)

                                    (732) 868-9000
               -------------------------------------------------------
                 (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if
                             changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes / / No / /

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $0.01 par value, 4,987,780 shares.

                                        PART I


                                FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
March 31, 1998


                                               MAR. 31     MAR. 31     DEC. 31
                                                 1998       1998         1997
                                                US$'000     LIRE M.     LIRE M.
                                              UNAUDITED   UNAUDITED      NOTE

ASSETS
CASH AND CASH EQUIVALENTS                    $ 2,492 Lit.   4,543 Lit.   10,407
MARKETABLE SECURITIES, AT COST                 2,018        3,678         3,774
RECEIVABLES                                   26,868       48,981        38,212
  TRADE, LESS ALLOWANCE LIT. 2,053
   (LIT.2,100)                                18,781       34,237        22,333
  RECEIVABLES FROM RELATED PARTIES             2,732        4,980         5,383
  OTHER RECEIVABLES                            5,355        9,764        10,496

INVENTORIES                                   25,156       45,859        43,450
  RAW MATERIALS, PARTS AND WORK-IN-PROCESS    15,607       28,452        25,179
  FINISHED PRODUCTS                            9,549       17,407        18,271

PREPAID EXPENSES                                 698        1,272           509
                                             --------     --------     ---------
TOTAL CURRENT ASSETS                          57,232      104,333        96,352
                                             --------     --------     ---------

PROPERTY, PLANT AND EQUIPMENT                  8,864       16,159        16,011
  AT COST                                     21,877       39,882        39,235
  LESS ALLOWANCES FOR DEPRECIATION           (13,013)     (23,723)      (23,224)

TRADEMARKS AND OTHER INTANGIBLE ASSETS,
  NET OF AMORTIZATION OF LIT. 1,275
  (LIT. 1,250 - 1997)                            397          725           750
GOODWILL, NET OF AMORTIZATION OF
  LIT. 507 (LIT. 489 - 1997)                     158          290           308
REAL ESTATE FOR DEVELOPMENT, NET OF
  RESERVE OF LIT. 2,500                        1,920        3,500         3,500
CONCESSION RIGHTS                              2,403        4,381         4,406
TAX RECEIVABLES                                4,764        8,685         8,623
OTHER ASSETS                                     693        1,262         1,326
SECURITIES COLLATERALIZING SHARE
  REPURCHASE COMMITMENTS                       8,418       15,346        14,479
                                             --------     --------     ---------
TOTAL ASSETS                                 $84,849 LIT. 154,681 LIT.  145,755
                                             --------     --------     ---------
                                             --------     --------     ---------

Note: The balance sheet as at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Consolidated Condensed Balance Sheets
March 31, 1998

                                               MAR. 31     MAR. 31     DEC. 31
                                                 1998       1998         1997
                                                US$'000     LIRE M.     LIRE M.
                                              UNAUDITED   UNAUDITED      NOTE

LIABILITIES
ADVANCES FROM BANKS                          $ 23,283 Lit.  42,444 Lit.  33,423
CURRENT PORTION OF  LONG-TERM DEBT              3,312        6,038        6,009
ACCOUNTS PAYABLE                               17,963       32,746       31,338
ACCRUED EXPENSES AND OTHER PAYABLES             5,990       10,919       10,025
                                             --------     --------     --------
TOTAL CURRENT LIABILITIES                      50,591       92,225       80,795
                                             --------     --------     ---------

LONG-TERM DEBT, LESS CURRENT PORTION            3,597        6,560        7,144
TERMINATION INDEMNITIES                         4,724        8,614        8,917
PROVISION FOR CLAIMS                            1,809        3,300        3,340

MINORITY INTERESTS                              7,483       13,639       13,747

PREFERRED STOCK OF SUBSIDIARY                   6,913       12,602       11,629

COMMON STOCK SUBJECT TO REPURCHASE              8,833       16,103       15,691

SHAREHOLDERS' EQUITY                              899        1,638        4,492
  Common stock, par value $0.01 per share:
  Authorized 50,000,000 shares;
    4,987,780 (4,987,780 - 1997) shares
    issued and outstanding; less 804,880
    (804,880 - 1997) subject to repurchase         48           88           88
  Additional paid in capital                   49,565       90,357       90,357
  Treasury stock, at cost                     (16,413)     (29,921)     (29,921)
  Cumulative translation  adjustment             (134)        (244)        (154)
  Accretion expense and related exchange
    movements                                  (1,583)      (2,886)      (2,474)
  Deficit                                     (30,584)     (55,756)     (53,404)
                                             --------     --------     ---------
                                             $84,849 LIT.  154,681 LIT. 145,755
                                             --------     --------     ---------
                                             --------     --------     ---------

Note: The balance sheet as at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended March 31, 1998 and 1997

                                              MAR. 31      MAR. 31     MAR. 31
                                                1998        1998         1997
                                               US$'000     LIRE M.      LIRE M.

NET SALES                                     $18,160 Lit.  33,106 Lit.  23,690
COST OF SALES                                 (14,913)     (27,186)     (20,293)
                                             --------     --------     --------
                                                3,247        5,920        3,397

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   (2,981)      (5,435)      (5,005)
RESEARCH AND DEVELOPMENT                         (479)        (874)        (442)
                                             --------     --------     --------
                                                 (213)        (389)      (2,050)

INTEREST EXPENSE                                 (595)      (1,085)      (1,412)
INTEREST INCOME                                   247          451          392
OTHER (EXPENSE)/INCOME, NET                       (65)        (119)       2,228
                                             --------     --------     --------
LOSS BEFORE INCOME TAXES AND
  MINORITY INTERESTS                             (626)      (1,142)        (842)

INCOME TAXES                                     (189)        (345)        (379)

MINORITY INTERESTS                                 59          108          (58)
AMORTIZATION OF PREMIUM FOR REDEMPTION OF
  PREFERRED STOCK OF SUBSIDIARY                  (534)        (973)      (1,285)
                                             --------     --------     --------

NET LOSS                                      $(1,290)LIT.  (2,352)LIT.  (2,564)
                                             --------     --------     --------
                                             --------     --------     --------

LOSS PER SHARE                                 US $         LIRE         LIRE

BASIC AND DILUTED                              $(0.26)LIT.    (472)LIT.    (657)
                                             --------     --------     --------
                                             --------     --------     --------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD

BASIC AND DILUTED                       No. 4,987,780 No. 4,987,780 No.3,902,540
                                             --------     ---------    ---------
                                             --------     ---------    ---------


               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
3 Months Ended March 31, 1998 and 1997

                                              MAR. 31      MAR. 31     MAR. 31
                                                1998        1998         1997
                                               US$'000     LIRE M.      LIRE M.

NET LOSS                                      $(1,290)LIT.  (2,352)LIT.  (2,564)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:            (5,578)     (10,169)      (6,166)
                                             --------     --------     --------
NET CASH USED IN OPERATING ACTIVITIES          (6,868)     (12,521)      (8,730)

                                             --------     --------     --------

INVESTING ACTIVITIES:
Net decrease in investments and securities       (423)        (771)           -
Sale of  subsidiaries, net of cash disposed         -            -           89
Purchases of property, plant and equipment       (530)        (966)        (996)
                                             --------     --------     --------
NET CASH USED IN INVESTING ACTIVITIES            (953)      (1,737)        (907)
                                             --------     --------     --------

FINANCING ACTIVITIES:
Increase in advances from banks                 4,948        9,021       4,277
Sale of preferred stock of subsidiary               -            -       2,933
Principal payments of long-term debt             (368)        (670)       (888)
                                             --------     --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES       4,580        8,351       6,322
                                             --------     --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS          (3,241)      (5,907)      3,315

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND
 CASH EQUIVALENTS                                  24           43         116
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                    5,709       10,407       8,281
                                             --------     --------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $2,492 LIT.   4,543 LIT.  5,082
                                             --------     --------     --------
                                             --------     --------     --------


               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1998

NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1997 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,823 to U.S. $1, the approximate exchange rate at March 31, 1998. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

NOTE 2  - LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period. All loss per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. There were no potentially dilutive common shares outstanding during the periods reported and, as the Company incurred losses in each of the periods presented, any potentially dilutive common shares would be considered antidilutive for each of these periods.

NOTE 3  - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. In the Company's case, comprehensive income includes net income, foreign currency translation adjustments and accretion expense (including related foreign currency translation effects, net of effects of hedging transactions) in respect of shares subject to repurchase.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1998

NOTE 3  - COMPREHENSIVE INCOME (CONTINUED)

                                                3 months ended March 31,
                                             -------------------------------
                                              1998        1998         1997
                                             US$'000     Lire m.      Lire m.

Net loss                                     (1,290)     (2,352)      (2,564)
                                             ------      ------       ------
Foreign currency translation adjustment         (49)        (90)      (1,688)
Accretion expense and related foreign
   currency translation effects                (226)       (412)      (1,384)
                                             ------      ------       ------
Total other comprehensive loss                 (275)       (502)      (3,072)
                                             ------      ------       ------
Comprehensive loss                           (1,565)     (2,854)      (5,636)
                                             ------      ------       ------
                                             ------      ------       ------

Changes in components of comprehensive loss for the three months ended March 31, 1998 are as follows:

                                                                   Accumulated
                                        Cumulative                    other
                                        translation    Accretion   comprehensive
                                        adjustment      expense        Loss

Balance, January 1, 1998                     (154)       (2,474)        (2,628)
Change for period                             (90)         (412)          (502)
                                        -----------    ---------   -------------
Balance, March 31, 1998                      (254)       (2,886)        (3,130)
                                        -----------    ---------   -------------
                                        -----------    ---------   -------------

NOTE 4  - SHARES TO BE ISSUED IN CONNECTION WITH EMPLOYMENT
          AGREEMENTS AND OPTION GRANTS

On March 18, 1998, the Board of Directors approved a three year employment contract commencing May 1, 1998 with Mark S. Hauser as President and Chief Executive Officer, a three year contract commencing May 1, 1998 with Emanuel M. Arbib as Chief Financial Officer and a one year, renewable, agreement commencing May 1, 1998 with Tamarix Capital Corporation, which supercedes a prior existing contract, for provision of merchant banking services to the Company. These agreements are more fully described in the Registrant's 1997 Annual Report on Form 10-K. In connection with these contracts, the Company is to issue 205,000 shares with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000, and 17,000 shares with contractual transfer restrictions lapsing on December 31, 1998. As at March 31, 1998, the shares relative to such contracts had not been issued.

On March 18, 1998, the Company granted Messrs. Hauser and Arbib and Tamarix options to purchase an aggregate of 212,000 shares of common stock at an exercise price of $ 5.00, granted options to purchase 280,000 shares at an exercise price of $5.00 in exchange for 710,000 previously granted options exercisable at $12.26, and granted a further 105,000 options to persons not previously included in its "Non Qualified Plan" for officers and key executives.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1998

NOTE 5  - LIQUIDITY

In order to meet debt repayments of approximately US$ 2,000,000 (Lit. 3,646 million) due on October 23, 1998, in addition to cash on hand the Company estimates that it needs to raise an additional $800,000 either from asset sales, bank borrowings or other forms of debt or equity financing by such date. While management believes that the Company will be able to realize such liquidity, at the date of these condensed financial statements the Company does not have any agreements for the sale of assets and has not arranged any other financing facilities to cover such amounts.

The condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6  - INDUSTRY SEGMENT ANALYSIS


THREE MONTHS ENDED MARCH 31, 1998                                          MANAGEMENT
LIRE M.                                              MOTOR-       STEEL    & CORPORATE    ELIMI-
                                                     CYCLES       TUBES      SERVICES     NATIONS       TOTAL

Net sales                                             25,586       6,271        1,249         (57)      33,106
Cost of sales                                        (20,922)     (5,609)        (655)          -      (27,186)
                                                    --------    --------     --------    --------     --------
                                                       4,664         662          594         (57)       5,920

Selling, general and administrative expenses          (3,313)       (517)      (1,605)         57       (5,435)
Research and development                                (874)          -            -           -         (874)
                                                    --------    --------     --------    --------     --------
Operating profit/(loss)                                  477         145       (1,011)          -         (389)
                                                    --------    --------     --------    --------     --------
                                                    --------    --------     --------    --------     --------

THREE MONTHS ENDED MARCH 31, 1997                                          MANAGEMENT
LIRE M.                                              MOTOR-       STEEL    & CORPORATE    ELIMI-
                                                     CYCLES       TUBES      SERVICES     NATIONS       TOTAL

Net sales                                             18,412       4,762          747        (231)      23,690
Cost of sales                                        (15,762)     (4,087)        (444)          -      (20,293)
                                                    --------    --------     --------    --------     --------
                                                       2,650         675          303        (231)       3,397

Selling, general and administrative expenses          (2,552)       (525)      (2,120)        192       (5,005)
Research and development                                (442)          -            -           -         (442)
                                                    --------    --------     --------    --------     --------

OPERATING PROFIT/(loss)                                 (344)        150       (1,817)        (39)      (2,050)
                                                    --------    --------     --------    --------     --------
                                                    --------    --------     --------    --------     --------

NOTE 7  - SUBSEQUENT EVENT

In April 1998 Moto Guzzi S.p.A. entered into an agreement with Philips S.p.A. for the purchase by Moto Guzzi of Philips Vision Industries' industrial area in Monza, Italy. The agreement, which is subject to the fulfilment of certain conditions, contemplates a payment on or about August 1, 1998 of approximately Lit. 26 billion, including applicable value added taxes. Financing for the acquisition is being actively sought from Italian financial institutions and elsewhere. While present indications are encouraging, there can be no assurance that the purchase of this industrial area will be consummated.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS - 3 MONTHS ENDED
MARCH 31, 1998 COMPARED TO MARCH 31, 1997

OPERATING PROFIT/(LOSS)

Analysis of net sales, cost of sales and operating expenses by industry segment is given in Note 6 to the condensed financial statements at March 31, 1998.

MOTORCYCLE SEGMENT - MOTO GUZZI
                                            Three months ended March 31,
                                     ---------------------------------------
                                        1998                1997
                                       LIRE M.             LIRE M.

Net sales                              25,586    100.0%    18,412    100.0%

Cost of sales                         (20,922)   (81.8%)  (15,762)   (85.6%)
                                     --------            --------
                                        4,664    18.2%      2,650    14.4%

Selling, general and
  administrative expenses              (3,313)   (12.9%)   (2,552)   (13.9%)
Research & product development           (874)    (3.4%)     (442)    (2.4%)
                                     --------            --------
Operating profit/(loss)                   477      1.9%      (344)    (1.9%)
                                     --------            --------
                                     --------            --------

The 39% increase in net sales in the three months ended March 31, 1998 compared to the quarter ended March 31, 1997 results principally from an increase of 50% in shipments from Moto Guzzi S.p.A. from 1,244 units in 1997 to 1,869 in 1998 and an increase in net sales at the U.S. importer-distributor of 32.7% in U.S. Dollar terms (44.9% in Lire terms including favorable conversion effects). Net sales include 312 units at a selling value of approximately Lit. 3.8 billion held over from 1997 for the completion of acceptance procedures by public administration customers.

The increase in gross margin as a percentage of sales to 18.2% from 14.4%, reflects increased factory sales volumes spread over fixed manufacturing costs, a favorable sales mix and higher sales by the consolidated importer-distributors.

Increases in selling, general and administrative expenses reflect a Lit. 575 million increase due to growth in the U.S. and French importer-distributors and increases in Italy, principally relating to new management personnel at Moto Guzzi S.p.A.

Continuing Moto Guzzi management policy initiated in mid-1997, research and development in the three months ended March 31, 1998, principally on new products for 1998 and 1999 and for new engines, is at levels approximately double those of the first quarter of 1997.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

     STEEL TUBING SEGMENT - L.I.T.A.
                                            Three months ended March 31,
                                     ---------------------------------------
                                        1998                1997
                                       LIRE M.             LIRE M.

Net sales                               6,271    100.0%     4,762    100.0%

Cost of sales                          (5,609)   (89.4%)   (4,087)   (85.8%)
                                     --------            --------
                                          662     10.6%       675     14.2%

Selling, general and
  administrative expenses                (517)     8.2%      (525)   (11.0%)
                                     --------            --------
Operating profit                          145      2.3%       150      3.1%
                                     --------            --------
                                     --------            --------

The increase in net sales results from volume increases of approximately 20% to 4,096 tons coupled with somewhat higher prices. A significant part of the increase in sales came from exports, which represented almost 25% of sales volumes for the quarter ended March 31, 1998, against approximately 19.5% in the 1997 period. Domestic (Italian) sales volumes increased 12%. Gross margin as a percentage of sales, however, fell in the 1998 period compared to 1997, reflecting competitive pressures preventing the Company from fully passing along increased prices paid for raw materials. Overall, the Italian market for replacement parts, including the tubes used for replacement mufflers, is in a contracting phase as a result of recent increases in sales of new cars, which has been aided by incentive programs. Selling, general and administrative expenses have remained substantially unchanged at L.I.T.A. with the application of strict cost controls.

     MANAGEMENT AND CORPORATE SERVICES
                                            Three months ended March 31,
                                     ---------------------------------------
                                        1998                1997
                                       LIRE M.             LIRE M.

Net sales                               1,249    100.0%       747    100.0%
Cost of sales                            (655)   (52.4%)     (444)   (59.4%)
                                     --------            --------
                                          594     47.6%       303     40.6%

Selling, general and
  administrative expenses              (1,605)  (128.5%)   (2,120)  (283.8%)
                                     --------            --------

Operating loss                         (1,011)   (80.9%)   (1,817)   243.2%
                                     --------            --------
                                     --------            --------

Temporary management services evidenced a strong increase in revenues principally as a result of a significant intervention by T.I.M. on behalf of a Swiss client in connection with its acquisition of a business in Italy. Corporate costs and overheads decreased by 24.3% in the 3 months ended March 31, 1998 compared to the same period in 1997 as a result of the Company's

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

focus on cost reduction in connection with its decision to dedicate its energies and resources on enhancing the value of its Moto Guzzi business and not to pursue other opportunities.

INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME STATEMENT ITEMS

Income statement items below operating profit level are compared below on a consolidated basis and not by industry segment as their incurrence and allocation between segments is, in large part, determined by structural decisions independent of stand-alone operating needs and performance.

     INTEREST EXPENSE AND EXPENSE

Interest expense fell in absolute terms by Lit. 317 million to Lit. 1,085 million in the first three months of 1998 compared to 1997. The principal causes were reduced indebtedness following disposal of real estate debt in March 1997 and lower interest rates on increased advances from banks, which finance working capital. The increase in interest income in the first three months of 1998 compared to 1997 results from higher average liquidity, though current interest rates have fallen. Interest income has been affected less by falling interest rates as many of the fixed interest securities held by the Company to collateralize share repurchase commitments were purchased when interest rates were higher.

     OTHER (EXPENSE)/INCOME, NET

Other expense in the three months ended March 31, 1998 is principally comprised of exchange losses. In the three months ended March 31, 1997, the Company benefitted from exchange gains of approximately Lit. 1,500 million and approximately Lit. 300 million from a one-time settlement with a third party. Other income in the 1997 period also included rental income of Lit. 330 million relating to a property disposed of in March 1997.

     INCOME TAXES

Because Italian companies are taxed in Italy on their individual results and are not able to file consolidated returns, certain of the Company's Italian subsidiaries incur income tax expense in 1998 and 1997 on net income, despite consolidated losses from operations in Italy. Further, certain business expenses, principally finance expense and labor costs, are not deductible against income subject to a new income tax, introduced in 1998, resulting in tax expense at loss-making operating subsidiaries.

     AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

In the three months ended March 31, 1998, a non-cash charge of Lit. 973 million, compared to Lit. 1,285 million in the corresponding period in 1997, has been recorded as amortization of

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of this charge in both periods results from exchange differences as the contingent redemption obligation is denominated in U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATIONS AND WORKING CAPITAL

The net loss of the Company of Lit. 2,352 million in the three months ended March 31, 1998 includes a non-cash charge of Lit. 973 million for amortization of subsidiary preferred stock premium and depreciation of Lit. 895 million. By far the most significant factor in cash used in operations of Lit. 12,521 million resulted from changes in working capital balances.

Trade receivables at Moto Guzzi increased by approximately Lit. 10.5 billion at March 31, 1998 compared to December 31, 1997, principally resulting from increased sales levels and a high proportion of Italian public administration receivables, resulting from sales in the three months ended March 31, 1998 and the last quarter of 1997. Public administration receivables typically have collection times in excess of three months. Trade receivables at L.I.T.A. and T.I.M. also increased in the period by approximately Lit. 1.1 billion and Lit. 500 million reflecting increased business levels.

Inventories increased by approximately Lit. 2.3 billion at March 31, 1998 compared to December 31, 1997, reflecting increases at Moto Guzzi for seasonal reasons, with higher inventory levels at importer-distributors and higher component inventories at the Italian factory, and at L.I.T.A. reflecting increased business levels.

Offsetting the effects of the above, trade and other payables increased by approximately Lit. 2.4 billion, principally due to higher business levels.

     INVESTING ACTIVITY

Expenditure on plant and equipment principally relates to Moto Guzzi.

     FINANCING ACTIVITIES

The increase in advances from banks of approximately Lit. 9.0 billion is due to financing of increased working capital balances, as noted above.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


FUTURE LIQUIDITY NEEDS

Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi obtained a Lit. 10,000 million ten-year credit facility in February 1998, with principal to be repaid in the final eight years. The facility was drawn-down in April 1998. Management intends that the proceeds will be principally applied to investments in plant and machinery and to continuing research and product development, though they may temporarily be applied to reducing advances from banks.

Management expects that, over the next four years, significant further capital, in addition to the proceeds of the Lit. 10,000 million debt facilities, will be required to complete the planned overhaul. Management believes there is potential for improved inventory management which would also provide significant liquidity. While anticipated increases in sales during the four-year period, if realized, would provide a further significant portion of the needed capital, anticipated internally generated cash and available bank financing, in the aggregate, will not be sufficient to enable Moto Guzzi to increase production and sales rapidly enough to generate the remaining needed capital. Hence, management is exploring a variety of other debt and equity financing options.
No assurances can be given that such financing will be obtained on acceptable terms, or at all.

To meet liquidity requirements other than those of Moto Guzzi, the Company anticipates realizing capital from the disposition of certain assets, including its Sardinia property and certain parking rights in Genoa and from the receipt of Italian tax receivables and further proceeds from the December, 1997 sale of the Company's 25% interest in Domer, S.r.l., a privately held Italian real estate development company, and of promissory notes due from Domer. Further realizations from Domer are expected in 1998 from proceeds of sale of three apartments in Bergamo, Italy. While the Company is actively seeking to realize these assets, the timing of any of the aforementioned realizations is uncertain.

In order to meet debt commitments of approximately $2,000,000 (Lit. 3,646 million) on October 23, 1998 and to finance corporate expenditures through such date, the Company estimates that it needs additionally to raise approximately $800,000 (Lit. 1,458 million) from either asset sales, bank borrowings or other forms of debt or equity finance.

While the Company's operations have shown a significant improvement in the three months ended March 31, 1998, and Management believes that the Company will be able to realize the liquidity required at October 23, 1998, the Company does not as yet have any agreements for the sale of assets and has not arranged any other financing facilities to cover such amounts.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


CAPITAL COMMITMENTS

The Company has an obligation to repurchase on June 30, 1998 the remaining 776,530 shares of Common Stock formerly owned by the Company's former Chairman, Mr. Alejandro DeTomaso, for an aggregate amount of $8,571,000. The Company has deposited lire denominated investments valued at March 31, 1997 at Lit. 15,346 million, to collateralize a letter of credit issued in respect of its repurchase obligation. The Company has entered into forward purchase contracts for $4,000,000 to hedge partially the exchange risks deriving from the obligation. Adverse exchange movements could result in the obligation exceeding the maturity value of investments deposited, adding to the Company's liquidity needs.

The Company also remains obligated to repurchase 28,570 shares from Finprogetti S.p.A. for Lit. 570 million. This commitment is recorded in the balance sheet at March 31, 1998 at its net present value of Lit. 557 million.

In April 1998 Moto Guzzi S.p.A. entered into an agreement with Philips S.p.A. for the purchase by Moto Guzzi of Philips Vision Industries' industrial area in Monza, Italy. The agreement, which is subject to the fulfilment of certain conditions, contemplates a payment on or about August 1, 1998 of approximately Lit. 26 billion, including applicable value added taxes. Financing for the acquisition is being actively sought from Italian financial institutions and elsewhere. While present indications are encouraging, there can be no assurance that the purchase of this industrial area will be consummated.

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

     POTENTIAL EFFECTS OF THE PROPOSED EUROPEAN COMMON CURRENCY
     ON THE COMPANY'S BUSINESS

The Company's businesses are substantially located and operate in Italy. In the early part of May, 1998, Italy confirmed its participation as one of 11 European countries in a proposed European common currency, the Euro.

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

Moto Guzzi makes significant export sales outside the proposed common currency zone and the prices of certain commodities used in its manufacturing processes may be affected by the value of the Euro. The implementation of the Euro within the common currency zone could have unanticipated consequences on the economies of participant countries which could affect demand for the company's products. The common currency zone encompasses countries representing over three-quarters of Moto Guzzi's 1997 net sales and economic consequences could have material affects on the Company's business.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          EXHIBIT NO.             DESCRIPTION

          10.1                    Employment Agreement dated March 25,
                                  1998 with Mark S. Hauser

          10.2 Novation dated March 25, 1998 of Agreement dated March 7, 1997 with Tamarix Capital Corporation

          27                      Financial Data Schedule

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIDENT ROWAN GROUP, INC.


Dated: May 11, 1998                By:  /s/ Howard E. Chase
                                      ---------------------------------
                                        Howard E. Chase,
                                        Principal Financial Officer


Dated: May 11, 1998                By:   /s/ Mark S. Hauser
                                      ---------------------------------
                                        Mark S. Hauser
                                        President and Chief Executive Officer