Form 10-Q
period 1998-06-30
TRIDENT ROWAN GROUP INC
filed 1998-08-14
CIK 28367

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                June 30, 1998
                            ----------------------------------------------------
                                       OR

      ( )  TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission File Number                       0-2642
                      ----------------------------------------------------------

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

                                 (732) 868-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by court. Yes     No
                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $0.01 par value, 4,419,900 shares.

                                     PART I

                             FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
June 30, 1998


                                                                             JUN. 30         JUN. 30        DEC. 31
                                                                              1998            1998           1997
                                                                             US$'000         LIRE M.        LIRE M.
                                                                            UNAUDITED       UNAUDITED        NOTE
ASSETS
CASH AND CASH EQUIVALENTS....................................             $  5,911  LIT.    10,503 LIT.     10,407
MARKETABLE SECURITIES, AT COST...............................                1,358           2,413           3,774
RECEIVABLES..................................................               24,739          43,961          38,212
 TRADE, LESS ALLOWANCE LIT. 2,053 (LIT.2,100)................               17,276          30,700          22,333
 RECEIVABLES FROM RELATED PARTIES............................                2,249           3,997           5,383
 OTHER RECEIVABLES...........................................                5,214           9,264          10,496

INVENTORIES..................................................               28,373          50,419          43,450
 RAW MATERIALS, PARTS AND WORK-IN-PROCESS....................               15,727          27,946          25,179
 FINISHED PRODUCTS...........................................               12,647          22,473          18,271

PREPAID EXPENSES.............................................                  601           1,068             509
                                                                          --------         -------         -------
TOTAL CURRENT ASSETS.........................................               60,982         108,364          96,352
                                                                          --------         -------         -------

PROPERTY, PLANT AND EQUIPMENT                                               10,915          19,397          16,011
 AT COST ....................................................               24,611          43,734          39,235
 LESS ALLOWANCES FOR DEPRECIATION............................              (13,696)        (24,337)        (23,224)

TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET OF
 AMORTIZATION OF LIT. 1,300 (LIT. 1,250 - 1997)                                394             700             750
GOODWILL, NET OF AMORTIZATION OF LIT. 525 (LIT. 489 - 1997)                    153             272             308
REAL ESTATE FOR DEVELOPMENT, NET OF RESERVE OF LIT. 2,500....                1,970           3,500           3,500
CONCESSION RIGHTS............................................                2,446           4,347           4,406
TAX RECEIVABLES..............................................                4,928           8,757           8,623
OTHER ASSETS.................................................                1,400           2,489           1,326
SECURITIES COLLATERALIZING SHARE REPURCHASE COMMITMENTS......                    -               -          14,479
                                                                          --------         -------         -------
TOTAL ASSETS                                                              $ 83,188 LIT.    147,826 LIT.    145,755
                                                                          ========         =======         =======


Note: The balance sheet as at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
June 30, 1998


                                                                             JUN. 30         JUN. 30        DEC. 31
                                                                              1998            1998           1997
                                                                             US$'000         LIRE M.        LIRE M.
                                                                            UNAUDITED       UNAUDITED        NOTE
LIABILITIES
ADVANCES FROM BANKS.............................................          $ 22,640 LIT.     40,232 LIT.     33,423
CURRENT PORTION OF LONG-TERM DEBT...............................             3,442           6,117           6,009
ACCOUNTS PAYABLE................................................            20,748          36,870          31,338
ACCRUED EXPENSES AND OTHER PAYABLES.............................             7,115          12,644          10,025
                                                                          --------         -------         -------
TOTAL CURRENT LIABILITIES.......................................            53,945          95,863          80,795
                                                                          --------         -------         -------

LONG-TERM DEBT, LESS CURRENT PORTION............................             8,628          15,333           7,144
TERMINATION INDEMNITIES.........................................             4,935           8,770           8,917
PROVISION FOR CLAIMS............................................             1,857           3,300           3,340

MINORITY INTERESTS..............................................             7,513          13,351          13,747

PREFERRED STOCK OF SUBSIDIARY...................................             7,252          12,887          11,629

COMMON STOCK SUBJECT TO REPURCHASE..............................                 -               -          15,691

SHAREHOLDERS' (DEFICIT)/EQUITY..................................              (942)         (1,678)          4,492
 COMMON STOCK, PAR VALUE $0.01 PER SHARE:
 AUTHORIZED 50,000,000 SHARES;
  4,419,900 (4,987,780 - 1997) SHARES ISSUED AND OUTSTANDING;
  (1997 -  LESS 804,880  SUBJECT TO REPURCHASE).................                60             106              88
 ADDITIONAL PAID IN CAPITAL.....................................            58,343         103,675          90,357
 TREASURY STOCK, AT COST........................................           (25,810)        (45,865)        (29,921)
 CUMULATIVE TRANSLATION ADJUSTMENT..............................               (92)           (164)           (154)
 ACCRETION EXPENSE AND RELATED EXCHANGE MOVEMENTS...............                 -               -          (2,474)
 DEFICIT........................................................           (33,443)        (59,430)        (53,404)
                                                                          --------         -------         -------
                                                                          $ 83,188 LIT.    147,826 LIT.    145,755
                                                                          ========         ========        =======


NOTE: THE BALANCE SHEET AS AT DECEMBER 31, 1997 HAS BEEN DERIVED FROM THE
      AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended June 30, 1998 and 1997


                                                                           JUN. 30          JUN. 30          JUN. 30
                                                                             1998             1998             1997
                                                                           US $'000         LIRE M.          LIRE M.
NET SALES............................................                     $  16,440 Lit.      29,213 Lit.      29,597

COST OF SALES........................................                       (13,163)         (23,391)         (25,394)
                                                                          ---------        ---------        ---------
                                                                              3,277            5,822            4,203

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........                        (3,982)          (7,076)          (6,749)
RESEARCH AND DEVELOPMENT.............................                          (761)          (1,352)            (455)
                                                                          ---------        ---------        ---------
                                                                             (1,466)          (2,606)          (3,001)
INTEREST EXPENSE.....................................                          (764)          (1,357)          (1,169)
INTEREST INCOME......................................                           258              459              397
OTHER INCOME, NET....................................                            80              142              413
                                                                          ---------        ---------        ---------
LOSS BEFORE INCOME TAXES  AND MINORITY INTERESTS.....                        (1,892)          (3,362)          (3,360)

INCOME TAXES.........................................                          (177)            (315)              85

MINORITY INTERESTS...................................                           162              288             (377)
AMORTIZATION OF PREMIUM FOR REDEMPTION OF
 PREFERRED STOCK OF SUBSIDIARY.......................                          (160)            (285)            (698)
CHARGE FOR ISSUANCE OF WARRANTS......................                             -                -           (2,124)
                                                                          ---------        ---------        ---------
NET LOSS.............................................                     $  (2,067) LIT.     (3,674) LIT.     (5,720)
                                                                          =========        =========        =========


LOSS PER SHARE                                                                US $            LIRE             LIRE

BASIC AND DILUTED....................................                     $   (0.41) LIT.       (737) LIT.     (1,347)
                                                                          =========        =========        =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING DURING THE PERIOD

BASIC................................................                 NO. 4,987,780    NO. 4,987,780    NO. 4,245,947
                                                                          =========        =========        =========
DILUTED..............................................                 NO. 5,203,368    NO. 5,203,368    NO. 4,327,143
                                                                          =========        =========        =========



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
6 Months Ended June 30, 1998 and 1997


                                                                           JUN. 30          JUN. 30          JUN. 30
                                                                             1998             1998             1997
                                                                           US $'000         LIRE M.          LIRE M.
NET SALES............................................                     $ 35,070 LIT.      62,319 LIT.      53,287

COST OF SALES........................................                      (28,462)         (50,577)         (45,687)
                                                                          ---------        ---------        ---------
                                                                             6,608           11,742            7,600

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........                       (7,041)         (12,511)         (11,754)
RESEARCH AND DEVELOPMENT.............................                       (1,253)          (2,226)            (897)
                                                                          ---------        ---------        ---------
                                                                            (1,686)          (2,995)          (5,051)

INTEREST EXPENSE.....................................                       (1,374)          (2,442)          (2,581)
INTEREST INCOME......................................                          512              910              789
OTHER INCOME, NET....................................                           13               23            2,641
                                                                          ---------        ---------        ---------
LOSS BEFORE INCOME TAXES  AND MINORITY INTERESTS.....                       (2,535)          (4,504)          (4,202)

INCOME TAXES.........................................                         (371)            (660)            (294)

MINORITY INTERESTS...................................                          223              396              319
AMORTIZATION OF PREMIUM FOR REDEMPTION OF
 PREFERRED STOCK OF SUBSIDIARY.......................                         (708)          (1,258)          (1,983)
CHARGE FOR ISSUANCE OF WARRANTS......................                            -                -           (2,124)
                                                                          ---------        ---------        ---------
NET LOSS.............................................                     $ (3,391) LIT.     (6,026) LIT.     (8,284)
                                                                          =========        =========        =========


LOSS PER SHARE                                                                US $            LIRE             LIRE

BASIC AND DILUTED....................................                     $   (0.68) LIT.     (1,208) LIT.     (2,033)
                                                                          =========        =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING DURING THE PERIOD

BASIC................................................                 No. 4,987,780    No. 4,987,780    No. 4,075,192
                                                                          =========        =========        =========
DILUTED..............................................                 No. 5,095,574    No. 5,095,574    No. 4,114,841
                                                                          =========        =========        =========


TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
6 Months Ended June 30, 1998 and 1997


                                                                           JUNE 30          JUNE 30          JUNE 30
                                                                             1998             1998             1997
                                                                           US$'000          LIRE M.          LIRE M.
NET LOSS..................................................                $ (3,391) LIT.     (6,026) LIT.     (8,284)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:.......................                  (2,135)          (3,794)          (1,048)
                                                                          --------          -------          -------
NET CASH USED IN OPERATING ACTIVITIES.....................                  (5,526)          (9,820)          (9,332)
                                                                          --------          -------          -------
INVESTING ACTIVITIES:
NET DECREASE/(INCREASE) IN INVESTMENTS AND SECURITIES.....                   8,914           15,840             (285)
SALE OF  SUBSIDIARIES, NET OF CASH DISPOSED...............                       -                -            1,966
PURCHASES OF PROPERTY, PLANT AND EQUIPMENT................                  (2,855)          (5,074)          (1,858)
                                                                          --------          -------          -------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES..........                   6,059           10,766             (177)
                                                                          --------          -------          -------
FINANCING ACTIVITIES:
INCREASE IN ADVANCES FROM BANKS...........................                   3,832            6,809            5,956
PROCEEDS FROM SHARE ISSUES................................                       -                -           10,256
SALE OF PREFERRED STOCK OF SUBSIDIARY.....................                       -                -            2,933
REPURCHASES OF SHARES.....................................                  (8,972)         (15,944)            (450)
PROCEEDS FROM LONG-TERM DEBT..............................                   5,685           10,103              103
PRINCIPAL PAYMENTS OF LONG-TERM DEBT......................                  (1,027)          (1,825)          (1,827)
                                                                          --------          -------          -------
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES..........                    (482)            (857)          16,971
                                                                          --------          -------          -------
INCREASE IN CASH AND CASH EQUIVALENTS.....................                      51               89            7,462
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND
 CASH EQUIVALENTS.........................................                       4                7              134
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............                   5,856           10,407            8,281
                                                                          --------          -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................                $ 5,9211 LIT.      10,503 LIT.      15,877
                                                                          ========          =======          =======


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1998

NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1997 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,777 to U.S. $1, the approximate exchange rate at June 30, 1998. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

NOTE 2  - LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period. All loss per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. As the Company incurred losses in each of the periods presented, potentially dilutive common shares are considered antidilutive for each of these periods.

NOTE 3  - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. In the Company's case, comprehensive income includes net income, unrealized gains and losses from translation and accretion expense (including related foreign currency translation effects, net of effects of hedging transactions) in respect of shares subject to repurchase. In June 1998 all shares subject to repurchase were repurchased by the Company and all relative accumulated accretion expense was realized.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1998

NOTE 3  - COMPREHENSIVE INCOME (CONTINUED)


                                                                             3 MONTHS ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                        1998         1998           1997
                                                                       US$'000       LIRE M.        LIRE M.
         Net loss...................................                     (2,067)       (3,674)       (5,720)
                                                                     -----------  ------------   ------------
         Cumulative translation adjustment..........                         45            80          (263)
         Accretion expense and related foreign
            currency translation effects............                         89           159          (466)
                                                                     -----------  ------------   ------------
         Total other comprehensive income/(loss)....                        134           239          (729)
                                                                     ===========  ============   ============
         Comprehensive loss.........................                     (1,933)       (3,435)       (6,449)
                                                                     ===========  ============   ============


                                                                             6 MONTHS ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                        1998          1998           1997
                                                                       US$'000       LIRE M.        LIRE M.
         Net loss...................................                    (3,391)       (6,026)        (8,284)
                                                                     -----------  ------------   ------------

         Cumulative translation adjustment..........                        (6)          (10)        (1,951)
         Accretion expense and related foreign
            currency translation effects............                      (142)         (253)        (1,740)
                                                                     -----------  ------------   ------------
         Total other comprehensive loss.............                      (148)         (263)        (3,691)
                                                                     ===========  ============   ============
         Comprehensive loss.........................                    (3,539)       (6,289)       (11,975)
                                                                     ===========  ============   ============


Changes in components of comprehensive loss for the six months ended June 30, 1998 are as follows:

                                                                                                  ACCUMULATED
                                                                     CUMULATIVE                      OTHER
                                                                    TRANSLATION    ACCRETION     COMPREHENSIVE
                                                                     ADJUSTMENT     EXPENSE          LOSS
         Balance, January 1, 1998...................                      (154)       (2,474)        (2,628)
         Change for period..........................                       (10)         (253)          (263)
         Charged to shares repurchased..............                         -         2,727          2,727
                                                                     -----------   ------------   ------------
         Balance, June 30, 1998.....................                      (164)            -           (164)
                                                                     ===========   ============   ============


TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1998

NOTE 4  - SHARES ISSUED IN CONNECTION WITH EMPLOYMENT
            AGREEMENTS AND OPTION GRANTS

On March 18, 1998, the Board of Directors approved a three year employment contract commencing May 1, 1998 with Mark S. Hauser as President and Chief Executive Officer, a three year contract commencing May 1, 1998 with Emanuel
M. Arbib as Chief Financial Officer and a one year, renewable, agreement commencing May 1, 1998 with Tamarix Capital Corporation, which supercedes a prior existing contract, for provision of merchant banking services to the Company. These agreements are more fully described in the Registrant's 1997 Annual Report on Form 10-K. In connection with these contracts, the Company issued 205,000 shares with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000, and 32,000 shares with contractual transfer restrictions lapsing on December 31, 1998. The issuance of these shares has been accounted for at the fair value of the Company's stock as of the date of the agreements of $4.06 per share and will be charged to compensation expense over the life of the contracts. Amounts in respect of future compensation at the balance sheet date have been included in the financial statements as a deduction from additional paid-in capital.

On March 18, 1998, the Company granted Messrs. Hauser and Arbib and Tamarix options to purchase an aggregate of 212,000 shares of common stock at an exercise price of $ 5.00, granted options to purchase 280,000 shares at an exercise price of $5.00 in exchange for 710,000 previously granted options exercisable at $12.26, and granted a further 105,000 options to persons not previously included in its "Non Qualified Plan" for officers and key executives. Th exercise price was higher than the market price of the common stock on the date of grant.

NOTE 5  - LIQUIDITY

In order to meet debt repayments of approximately US$ 2,000,000 (Lit. 3,554 million) due on October 23, 1998, in addition to cash on hand and the instalment proceeds from sale, concluded in June 1998, of two apartments, the Company estimates that it needs to raise an additional $300,000 either from further asset sales, bank borrowings or other forms of debt or equity financing by such date. While management believes that the Company will be able to realize such liquidity, at the date of these condensed financial statements the Company does not have any agreements for the further sale of assets and has not arranged any other financing facilities to cover such amounts.

The condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1998

NOTE 6  - INDUSTRY SEGMENT ANALYSIS


                                                                          MANAGEMENT
THREE MONTHS ENDED JUNE 30, 1998                  MOTOR-       STEEL     & CORPORATE
LIRE M.                                           CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL
NET SALES                                          22,403       6,154          713           (57)       29,213

COST OF SALES                                     (17,833)     (5,087)        (471)            -       (23,391)
                                               ------------ -----------  -----------    ----------- ------------
                                                    4,570       1,067          242           (57)        5,822

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       (4,548)       (802)      (1,778)           52        (7,076)
RESEARCH AND DEVELOPMENT                           (1,352)          -            -             -        (1,352)
                                               ------------ -----------  -----------    ----------- ------------

OPERATING PROFIT/(LOSS)                            (1,330)        265       (1,536)           (5)       (2,606)
                                               ============ ===========  ===========    =========== ============


                                                                          MANAGEMENT
THREE MONTHS ENDED JUNE 30, 1998                  MOTOR-       STEEL     & CORPORATE
LIRE M.                                           CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL
NET SALES                                          23,253       5,779          653           (88)       29,597

COST OF SALES                                     (20,052)     (5,005)        (337)            -       (25,394)

                                               ------------ -----------  -----------    ----------- ------------

                                                    3,201         774          316           (88)        4,203

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       (4,150)       (506)      (2,143)           50        (6,749)
RESEARCH AND DEVELOPMENT                             (445)          -            -             -          (455)
                                               ------------ -----------  -----------    ----------- ------------
OPERATING PROFIT/(LOSS)                            (1,404)        268       (1,827)          (38)       (3,001)
                                               ============ ===========  ===========    =========== ============


                                                                          MANAGEMENT
SIX MONTHS ENDED JUNE 30, 1998                    MOTOR-       STEEL     & CORPORATE
LIRE M.                                           CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL
NET SALES                                          47,989      12,425        2,019          (114)       62,319

COST OF SALES                                     (38,755)    (10,696)      (1,126)            -       (50,577)
                                               ------------ -----------  -----------    ----------- ------------
                                                    9,234       1,729          893          (114)       11,742
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       (7,861)     (1,319)      (3,440)          109       (12,511)
RESEARCH AND DEVELOPMENT                           (2,226)          -            -             -        (2,226)
                                               ------------ -----------  -----------    ----------- ------------
OPERATING PROFIT/(LOSS)                              (853)        410       (2,547)           (5)       (2,995)
                                               ============ ===========  ===========    =========== ============


                                                                          MANAGEMENT
SIX MONTHS ENDED JUNE 30, 1998                    MOTOR-       STEEL     & CORPORATE
LIRE M.                                           CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL
NET SALES                                          41,665      10,541        1,400          (319)       53,287

COST OF SALES                                     (35,814)     (9,092)        (781)            -       (45,687)
                                               ------------ -----------  -----------    ----------- ------------

                                                    5,851       1,449          619          (319)        7,600

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       (6,702)     (1,031)      (4,263)          242       (11,754)
RESEARCH AND DEVELOPMENT                             (897)          -            -             -          (897)
                                               ------------ -----------  -----------    ----------- ------------
OPERATING PROFIT/(LOSS)                            (1,748)        418       (3,644)          (77)       (5,051)
                                               ============ ===========  ===========    =========== ============


TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1998

NOTE 7 - NEGOTIATIONS TO PURCHASE NEW PLANT

In April 1998 Moto Guzzi S.p.A. entered into an agreement with Philips S.p.A. for the purchase by Moto Guzzi of Philips Vision Industries' industrial area in Monza, Italy. While the agreement has expired in accordance with its terms, the parties are continuing in discussions which could lead to a renewal of the agreement. The agreement was subject to the fulfilment of certain conditions, including the agreement of labor representatives and contemplated a payment of approximately Lit. 26 billion, including applicable value added taxes. Moto Guzzi S.p.A. continues to seek financing for the possible acquisition from Italian financial institutions and elsewhere, though it has not received any definitive commitment. While negotiations with unions and other labor representatives may continue during the discussions with Phillips, they are temporarily suspended during the traditional August closure of Moto Guzzi's plant. There can be no assurance that such discussions, either with Philips or with the unions, will be successful, or that the purchase of this industrial area will be consummated.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS - 3 MONTHS ENDED
JUNE 30, 1998 COMPARED TO JUNE 30, 1997

OPERATING PROFIT/(LOSS)

Analysis of net sales, cost of sales and operating expenses by industry segment is given in Note 6 to the condensed financial statements at June 30, 1998.

         MOTORCYCLE SEGMENT - MOTO GUZZI


                                                            THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------
                                                        1998                  1997
                                                       LIRE M.               LIRE M.
Net sales.......................................        22,403    100.0%      23,253    100.0%
Cost of sales...................................       (17,833)   (79.6%)    (20,052)   (86.2%)
                                                       -------               -------
                                                         4,570     20.4%       3,201     13.8%

Selling, general and administrative expenses....        (4,548)   (20.3%)     (4,150)   (17.8%)
Research & product development..................        (1,352)    (6.0%)       (455)    (2.0%)
                                                       -------               -------
Operating profit/(loss).........................        (1,330)    (5.9%)     (1,404)    (6.0%)
                                                       =======               =======


The 4% decrease in net sales in the three months ended June 30, 1998 compared to the quarter ended June 30, 1997 results principally from a decrease of 10% in units sold from 1,660 units in 1997 to 1,490 in 1998 offset by increases, made in March 1998 in selling prices. Sales in the quarter were affected by delays in the introduction of two revised models, the California Special and 1998 Quota 1100. The delays resulted principally from late supply of certain components. Management estimates that sales of approximately 400 units were lost in the quarter as a result of these delays and that, due to seasonality, many of the lost sales will not be recovered in the third quarter. Net unit sales at the U.S. importer-distributor decreased 30% to 170 in 1998 compared to 243 in 1997, due principally to dealers reducing their inventory levels. Net unit sales at the French importer-distributor increased 23% to 176 in 1998 compared to 143 in 1997.

The increase in gross margin as a percentage of sales to 20.4% from 13.8%, principally reflects fixed manufacturing costs spread over production volumes which increased from 1,644 in the three months ended June 30, 1998 to 2,016 in the comparable 1998 period and the beneficial effects of price increases effective from the beginning of the second quarter. In 1997, selling prices had been maintained at 1996 levels so as to build market share.

Increases in selling, general and administrative expenses reflect increases in Italy, principally relating to new management personnel at Moto Guzzi S.p.A.

Continuing a Moto Guzzi management policy initiated in mid-1997, research and development in the three months ended June 30, 1998, principally on new products for 1998 and 1999 and for new engines, is at levels approximately three times those of the second quarter of 1997.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         STEEL TUBING SEGMENT - L.I.T.A.


                                                            THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------
                                                        1998                  1997
                                                       LIRE M.               LIRE M.
Net sales.......................................        6,154     100.0%       5,779    100.0%

Cost of sales...................................       (5,087)    (82.7%)     (5,005)   (86.6%)
                                                       ------                 ------
                                                        1,067      17.3%         774     13.4%
Selling, general and administrative expenses....         (802)    (13.0%)       (506)    (8.8%)
                                                       -------                ------
Operating profit/(loss).........................          265       4.3%         268      4.6%
                                                       =======                ======


The 6.5% increase in net sales principally results from selling prices and improved sales mix with sales volumes increasing 1% to 4,003 tons compared to 3,967 tons in the same quarter of 1997. A significant part of the increase in sales came from exports, which at 885 tons represented almost 22% of sales volumes for the quarter ended March 31, 1998, against 705 tons or approximately 18% of 1997 sales volumes. Domestic (Italian) sales volumes fell by 4%. Overall, the Italian market for replacement parts, including the tubing used in automobile mufflers, has been contracting as a result of two factors. Recent Government incentives encouraged consumers to replace older vehicles with newer models. These incentives are now being phased out, thereby reducing new automobile sales. At the same time, the generally younger age of the current Italian automobile population has lesser need of replacement parts. These factors are expected to continue to characterize the rest of 1998.

         MANAGEMENT AND CORPORATE SERVICES


                                                            THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------
                                                        1998                  1997
                                                       LIRE M.               LIRE M.
Net sales
 ................................................           713    100.0%         653    100.0%
Cost of sales...................................          (471)   (66.1%)       (337)   (51.6%)
                                                        ------                ------
                                                           242     33.9%         316     48.4%
Selling, general and administrative expenses....        (1,778)  (249.4%)     (2,143)  (328.2%)
                                                        ------                ------
Operating profit/(loss).........................        (1,536)  (215.4%)     (1,827)  (279.8%)
                                                        ======                ======


Corporate costs and overheads decreased by 17.0% in the 3 months ended June 30, 1998 compared to the same period in 1997 as a result of the Company's focus on cost reduction in connection with its decision to dedicate its energies and resources to enhancing the value of its Moto Guzzi business and not to pursue other opportunities.

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

         INTEREST EXPENSE AND EXPENSE

Interest expense increased by Lit. 188 million to Lit. 1,357 million in the three months ended June 30, 1998 compared to the corresponding 1997 period. The principal cause was increased indebtedness mainly due to a Lit. 10,000 million loan drawn down by Moto Guzzi in April 1998 and increased advances from banks, which finance working capital. These effects more than offset benefits from lower interest rates in 1998 compared to 1997. The increase in interest income in the first three months of 1998 compared to 1997 results from higher average liquidity, though current interest rates have fallen. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15,944 million, to satisfy its repurchase obligations, so that interest income will likely fall in future periods.

         OTHER (EXPENSE)/INCOME, NET

Other income in the three months ended June 30, 1998 and 1997 is principally comprised of exchange gains.

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

         AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

In the three months ended June 30, 1998, a non-cash charge of Lit. 285 million, compared to Lit. 698 million in the corresponding period in 1997, has been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of this charge in both periods results from exchange differences as the contingent redemption obligation is denominated in U.S. dollars. In 1998, exchange effects in the quarter were favorable, while in 1997 they added to the charge.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS - 6 MONTHS ENDED
JUNE 30, 1998 COMPARED TO JUNE 30, 1997

OPERATING PROFIT/(LOSS)

         MOTORCYCLE SEGMENT - MOTO GUZZI


                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                        1998                  1997
                                                       LIRE M.               LIRE M.
Net sales                                              47,989     100.0%      41,665    100.0%

Cost of sales                                         (38,755)    (80.8%)    (35,814)   (86.0%)
                                                      -------                -------
                                                        9,234      19.2%       5,851     14.0%
Selling, general and administrative expenses           (7,861)    (16.4%)     (6,702)   (16.1%)
Research & product development                         (2,226)     (4.6%)       (897)    (2.2%)
                                                      -------                -------
Operating profit/(loss)                                  (853)     (1.8%)     (1,748)    (4.2%)
                                                      =======                =======


The 15% increase in net sales in the six months ended June 30, 1998 compared to the six months ended June 30, 1997 results principally from the first quarter. Units sold in the six months increased from 2,889 units in 1997 to 3,207 in 1998. As noted above, sales in May and June of 1998 were adversely affected by delays in the introduction of two revised models so that the growth in the first quarter was not maintained in the second quarter. Net unit sales by the U.S. importer-distributor decreased 4% to 382 in 1998 compared to 399 in 1997, due principally to dealers reducing their inventory levels in the second quarter. Net unit sales at the French importer-distributor, which commenced operations in February 1997, increased 90% to 338 in 1998 compared to 178 in 1997. In the first quarter of 1998, sales by Moto Guzzi S.p.A. in Italy also benefitted from 312 units sold to public administration customers which sales had originally been scheduled for December 1997 but were delayed until 1998 for completion of compliance testing by the buyers.

The increase in gross margin as a percentage of sales to 19.2% from 14.0%, principally reflects fixed manufacturing costs spread over production volumes which increased from 3,078 in the six months ended June 30, 1998 to 3,481 in the comparable 1998 period and the beneficial effects of price increases effective from March 1998. In 1997, selling prices had been maintained at 1996 levels so as to build market share.

Increases in selling, general and administrative expenses reflect increases in Italy, principally relating to new management personnel at Moto Guzzi S.p.A. and increases, principally in the first quarter, at the wholly owned importers in the U.S. and France.

Continuing a Moto Guzzi management policy initiated in mid-1997, research and development in the six months ended June 30, 1998, principally on new products for 1998 and 1999 and for new engines, is at levels more than double those of 1997.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         STEEL TUBING SEGMENT - L.I.T.A.



                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                        1998                  1997
                                                       LIRE M.               LIRE M.
Net sales                                              12,425    100.0%       10,541    100.0%

Cost of sales                                         (10,696)   (86.1%)      (9,092)   (86.3%)
                                                      -------                 ------
                                                        1,729     13.9%        1,449     13.7%

Selling, general and administrative expenses           (1,319)   (10.6%)      (1,031)    (9.8%)
                                                      -------                 ------
Operating profit/(loss)                                   410      3.3%          418      4.0%
                                                      =======                 ======


The 18% increase in net sales principally results from the first quarter and reflects increased selling prices and sales mix with sales volumes increasing 10% to 8,099 tons compared to 7,370 tons in 1997. A significant part of the increase in sales came from exports, which at 1,914 tons represented almost 24% of sales volumes in 1998, against 1,368 tons or approximately 19% of 1997 sales volumes. Domestic (Italian) sales volumes increased by 3% in 1998 compared to 1997. The overall decline in the Italian replacement parts market is due to factors comparable to those described above in connection with the results of the three month period ended June 30, 1998.

         MANAGEMENT AND CORPORATE SERVICES


                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                        1998                  1997
                                                       LIRE M.               LIRE M.
Net sales                                               2,019    100.0%        1,400    100.0%

Cost of sales                                          (1,126)   (55.8%)        (781)   (55.8%)
                                                      -------                 ------
                                                          893     44.2%          619     44.2%
Selling, general and administrative expenses           (3,440)  (170.4%)      (4,263)  (304.5%)
                                                      -------                 ------
Operating profit/(loss)                                (2,547)  (126.2%)      (3,644)  (260.3%)
                                                      -------                 ------
                                                      =======                 ======


Temporary management services evidenced a strong increase in revenues principally as a result of a significant intervention by T.I.M. in the first quarter of 1998 on behalf of a Swiss client in connection with its acquisition of a business in Italy. Corporate costs and overheads decreased by 19.3% in the 6 months ended June 30, 1998 compared to the same period in 1997 as a result of the Company's focus on cost reduction in connection with its decision to dedicate its energies and resources on enhancing the value of its Moto Guzzi business and not to pursue other opportunities.

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

         INTEREST EXPENSE AND EXPENSE

Interest expense decreased by Lit. 139 million to Lit. 2,442 million in the first half of 1998 compared to Lit. 2,581 million in the corresponding period in 1997. This reflects decreased indebtedness in the first quarter of 1998 compared to 1997 due to elimination of debt as part of the disposal in March 1997 of the Company's Cologne property and increased indebtedness in the second quarter mainly due to a Lit. 10,000 million loan drawn down by Moto Guzzi in April 1998 and increased advances from banks, which finance working capital. Along with these effects, the Company also benefitted from lower interest rates in 1998 compared to 1997. The increase in interest income in the first six months of 1998 compared to 1997 results from higher average liquidity, though current interest rates have fallen. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15,944 million, to satisfy its repurchase obligations, so that interest income will fall in future periods.

         OTHER (EXPENSE)/INCOME, NET

Other income in the three months ended June 30, 1998 is principally comprised of exchange gains. In the first half of 1997, the Company benefitted from exchange gains of approximately Lit. 1,800 million and approximately Lit. 300 million from a one-time settlement with a third party. Other income in the 1997 period also included rental income of Lit. 330 million relating to the Cologne property, disposed of in March 1997.

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

         AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

In the six months ended June 30, 1998, a non-cash charge of Lit. 1,258 million, compared to Lit. 1,983 million in the corresponding period in 1997, has been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of this charge in both periods results from exchange differences as the contingent redemption obligation is denominated in U.S. dollars. In 1998, exchange effects in first half on this item were broadly neutral, while in 1997 they added to the charge.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         OPERATIONS AND WORKING CAPITAL

The net loss of the Company of Lit. 6,026 million in the six months ended June 30, 1998 includes a non-cash charge of Lit. 1,258 million for amortization of subsidiary preferred stock premium and depreciation of Lit. 1,436 million. In addition to losses, a significant amount cash used in operations of Lit. 9,820 million resulted from changes in working capital balances.

Trade receivables and the receivable from the German importer-distributor affiliate of Moto Guzzi increased, in the aggregate, by approximately Lit. 6.5 billion at June 30, 1998 compared to December 31, 1997, principally resulting from increased sales levels and a high proportion of Italian public administration receivables, resulting from sales in the first quarter of 1998. Public administration receivables typically have collection times in excess of three months. Trade receivables at L.I.T.A. also increased in the period by approximately Lit. 1.8 billion reflecting increased business levels.

Inventories at Moto Guzzi increased by approximately Lit. 5.8 billion at June 30, 1998 compared to December 31, 1997, reflecting increases for seasonal reasons and increased levels of components and partly assembled motorcycles resulting from the delays in introducing two new models. Finished motorcycle inventories also increased at Moto America Inc. due to reduction of inventories by dealers at the end of second quarter and at Moto Guzzi France Sarl due to expansion in business volumes. Inventories at L.I.T.A. were higher by approximately Lit. 1.3 billion at June 30, 1998 compared to December 31, 1997 reflecting increased business levels.

Offsetting the effects of the above, trade and other payables increased by approximately Lit. 5.2 billion at Moto Guzzi and Lit. 2.2 billion at L.I.T.A., principally due to higher business levels.

         INVESTING ACTIVITY

Investments, principally represented by fixed interest securities deposited to secure share repurchase commitments, decreased by Lit. 15.8 billion to finance those repurchases of shares, as noted below.

Expenditure on plant and equipment principally relates to Moto Guzzi,with expenditure in the second quarter at Moto Guzzi amounting to approximately Lit.
3.7 billion in accordance with Moto Guzzi's strategic plan to expand its product range and production efficiency.

         FINANCING ACTIVITIES

The increase in advances from banks of approximately Lit. 6.4 billion is due to financing of increased working capital balances, as noted above, at Moto Guzzi and L.I.T.A.

At the end of June, 1998, pursuant to an obligation entered into in 1995, the Company repurchased 776,530 shares formerly owned by its ex-Chairman. The total consideration for the shares was Lit. 15,374

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

million. On June 30, 1998, the Company also repurchased the final tranche of 28,350 shares from Finprogetti S.p.A. for Lit. 570 million.

FUTURE LIQUIDITY NEEDS

Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi obtained a Lit. 10,000 million ten-year credit facility in February 1998, with principal to be repaid in the final eight years. The facility was drawn-down in April 1998. Management intends that the proceeds will be principally applied to investments in plant and machinery and to continuing research and product development, though they may be temporarily be applied to financing working capital.

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

Moto Guzzi S.p.A. finances working capital principally by way of advances from banks against trade receivables. No financing is available in Italy for component and other inventories. As Moto Guzzi S.p.A. closes production for most of August, sales for that month are limited and, therefore, Moto Guzzi's ability to draw down on its bank credit lines is reduced. At the same time, trade payables, reflecting purchases in June and July at Moto Guzzi, are at normal levels. Accordingly, at the end of August and in September, Moto Guzzi will apply part of the proceeds from the Lit.10.000 million debt facilities to finance payments to suppliers and will also seek to extend supplier credit terms through this seasonal liquidity lowpoint. While no arrangements have been made, management believe that they will be able to extend supplier credit sufficiently to cover liquidity needs until increased sales will enable increased drawings against credit facilities.

To meet liquidity requirements other than those of Moto Guzzi, the Company anticipates realizing capital from the disposition of certain assets, including its Sardinia property and certain parking rights in Genoa and from the receipt of Italian tax receivables and further proceeds from the December, 1997 sale of the Company's 25% interest in Domer, S.r.l., a privately held Italian real estate development company, and of promissory notes due from Domer. Further realizations from Domer are expected in 1998 from proceeds of sale of three apartments in Bergamo, Italy, two of which have been sold in June 1998 with proceeds to be remitted in instalments through early 1999. While the Company is actively seeking to realize these assets, the timing of any realizations is uncertain.

In order to meet debt commitments of approximately $2,000,000 (Lit. 3,646 million) on October 23, 1998 and to finance corporate expenditures through such date, the Company estimates that it needs additionally to raise approximately $300,000 (Lit. 531 million) from either further asset sales, bank borrowings or other forms of debt or equity finance.

Management believes that the Company will be able to realize the liquidity required at October 23, 1998, though the Company does not as yet have any agreements for the sale of assets and has not arranged any other financing facilities to cover such amounts.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

CAPITAL COMMITMENTS

In April 1998 Moto Guzzi S.p.A. entered into an agreement with Philips S.p.A. for the purchase by Moto Guzzi of Philips Vision Industries' industrial area in Monza, Italy. While the agreement has expired in accordance with its terms, the parties are continuing in discussions which could lead to a renewal of the agreement. The agreement was subject to the fulfilment of certain conditions, including the agreement of labor representatives and contemplated a payment of approximately Lit. 26 billion, including applicable value added taxes. Moto Guzzi S.p.A. continues to seek financing for the possible acquisition from Italian financial institutions and elsewhere, though it has not received any definitive commitment. While negotiations with unions and other labor representatives may continue during the discussions with Phillips, they are temporarily suspended during the traditional August closure of Moto Guzzi's plant. There can be no assurance that such discussions, either with Philips or with the unions, will be successful, or that the purchase of this industrial area will be consummated.

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

The proposed European Common Currency is expected to have significant effects on the Company's business. Among many potential economic factors, the proposed common currency is expected to increase competition within the common currency zone. Further small decreases in current Italian interest rates toward a currently expected lower convergence rate of the participant countries is also expected and the likelihood of Italy's participation is widely believed to have been a significant factor in decreases in Italian interest rates in 1997.

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

The European Common Currency could have a significant effect on the Company's accounting systems which could require significant modification or replacement. Management believes that the Company's businesses do not have unique or custom-tailored requirements for accounting systems and that it could rapidly and inexpensively change to "off-the-shelf" systems at an appropriate time if existing systems prove not to be adequate. The Company is not able to evaluate these matters or the effects on international financial and payment systems with which it interacts at the present time. The company will address these issues during the current year and in 1999 as further guidelines and information become available. Adoption of the Euro would also lead to the Company reporting its results in that currency instead of the Italian Lire from some point in the future, yet to be defined.

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

                                     TRIDENT ROWAN GROUP, INC.

Dated: August 13, 1998               By:   s/ Howard E. Chase
                                        ----------------------------------------
                                           Howard E. Chase,
                                           Principal Financial Officer

Dated: August 13, 1998               By:   s/ Mark S. Hauser
                                        ----------------------------------------
                                           Mark S. Hauser
                                           President and Chief Executive Officer