Form 10-Q
period 1998-09-30
TRIDENT ROWAN GROUP INC
filed 1998-11-25
CIK 28367

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended            September 30, 1998
                              ---------------------------------------------

                                       OR

     ( )  TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -------------------    ---------------------
Commission File Number                       0-2642
                         --------------------------------------------------

                            TRIDENT ROWAN GROUP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                      52-0466460
-----------------------------------------------             ----------------
 (State or other jurisdiction of incorporation)             (I.R.S. Employer
                                                            Identification No.)

                    Two Worlds Fair Drive, Somerset, NJ 08873
--------------------------------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                 (732) 868-9000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


------------------       ------------------------      --------------------
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

                                     PART I


                              FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
September 30, 1998


                                                                  Sept. 30      Sept. 30          Dec. 31
                                                                    1998           1998             1997
                                                                 ----------    ------------     ------------
                                                                   US$'000        Lire m.         Lire m.
                                                                  Unaudited      Unaudited         Note

ASSETS

Cash and cash equivalents ....................................   $    2,067    Lit.   3,414     Lit.  10,407
Marketable securities, at cost ...............................        1,184           1,956            3,774
Receivables ..................................................       23,964          39,589           38,212
  Trade, less allowance Lit. 2,066 (Lit.2,100) ...............       15,838          26,164           22,333
  Receivables from related parties ...........................        3,353           5,539            5,383
  Other receivables ..........................................        4,773           7,886           10,496

Inventories ..................................................       28,993          47,897           43,450
  Raw materials, parts and work-in-process ...................       16,904          27,926           25,179
  Finished products ..........................................       12,089          19,971           18,271

Prepaid expenses .............................................          766           1,265              509
                                                                 ----------    ------------     ------------
TOTAL CURRENT ASSETS .........................................       56,974          94,121           96,352
                                                                 ----------    ------------     ------------
Property, plant and equipment ................................       10,831          17,894           16,011
  At cost ....................................................       26,416          43,640           39,235
  Less allowances for depreciation ...........................      (15,585)        (25,746)         (23,224)

Trademarks and other intangible assets,
 net of amortization of Lit. 1,325 (Lit. 1,250 -- 1997) ......          409             675              750
Goodwill, net of amortization of Lit. 543 (Lit. 489 -- 1997)..          154             254              308
Real estate for development, net of reserve of Lit. 2,500 ....        2,119           3,500            3,500
Concession rights ............................................        2,614           4,318            4,406
Tax receivables ..............................................        5,379           8,886            8,623
Other assets .................................................        1,581           2,611            1,326
Securities collateralizing share repurchase commitments ......         --              --             14,479
                                                                 ----------    ------------     ------------
TOTAL ASSETS .................................................   $   80,061    Lit. 132,259     Lit. 145,755
                                                                 ----------    ------------     ------------
                                                                 ----------    ------------     ------------


Note: The balance sheet as at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


            See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Consolidated Condensed Balance Sheets
September 30, 1998


                                                                    Sept. 30       Sept. 30          Dec. 31
                                                                      1998          1998              1997
                                                                   ---------     ------------     ------------
                                                                    US$'000        Lire m.          Lire m.
                                                                   Unaudited      Unaudited          Note

LIABILITIES

Advances from banks ............................................   $  21,633     Lit.  35,738     Lit.  33,423
Current portion of  long-term debt .............................       3,565            5,890            6,009
Accounts payable ...............................................      20,146           33,282           31,338
Accrued expenses and other payables ............................       6,955           11,489           10,025
                                                                   ---------     ------------     ------------
TOTAL CURRENT LIABILITIES ......................................      52,999           86,399           80,795
                                                                   ---------     ------------     ------------
Long-term debt, less current portion ...........................       9,159           15,131            7,144
Termination indemnities ........................................       5,372            8,875            8,917
Provision for claims ...........................................       1,998            3,300            3,340

Minority interests .............................................       7,726           12,764           13,747

Preferred stock of subsidiary ..................................       7,591           12,540           11,629

Common stock subject to repurchase .............................        --               --             15,691

SHAREHOLDERS' (DEFICIT)/EQUITY .................................     (4,084)           (6,750)           4,492
  Common stock, par value $0.01 per share:

  Authorized 50,000,000 shares;
    4,419,900 (4,987,780 -- 1997) shares issued and outstanding;
    (1997 -- less 804,880 subject to repurchase) ...............          64              106               88
  Additional paid in capital ...................................      62,866          103,853           90,357
  Treasury stock, at cost ......................................     (27,763)         (45,865)         (29,921)
  Cumulative translation  adjustment ...........................          24               40             (154)

  Accretion expense and related exchange movements .............        --               --             (2,474)

  Deficit ......................................................     (39,275)         (64,884)         (53,404)
                                                                   ---------     ------------     ------------
                                                                   $  80,061     Lit. 132,259     Lit. 145,755
                                                                   ---------     ------------     ------------
                                                                   ---------     ------------     ------------


Note: The balance sheet as at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


            See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended September 30, 1998 and 1997


                                                      Sept. 30         Sept. 30         Sept. 30
                                                        1998             1998             1997
                                                      ---------      ------------      ------------
                                                      US $'000          Lire m.          Lire m.
Net sales .........................................   $  15,651      Lit.  25,856     Lit.   23,323
Cost of sales .....................................     (13,442)          (22,206)          (20,775)
                                                      ---------      ------------      ------------
                                                          2,209             3,650             2,548
Selling, general and administrative expenses ......      (3,782)           (6,248)           (5,853)
Research and development ..........................        (516)             (852)             (496)
Reorganization costs ..............................      (1,121)           (1,852)             --
                                                      ---------      ------------      ------------
                                                         (3,210)           (5,302)           (3,801)
Interest expense ..................................        (702)           (1,159)             (984)
Interest income ...................................          91               150               939
Other income, net .................................          26                43               417
                                                      ---------      ------------      ------------
Loss before income taxes  and minority interests ..      (3,795)           (6,268)           (3,429)
Income taxes ......................................         (73)             (120)             (151)
Minority interests ................................         355               587               202
Amortization of premium for redemption
 of preferred stock of subsidiary .................         210               347              (732)
                                                      ---------      ------------      ------------
Net loss ..........................................   $  (3,303)     Lit.  (5,454)     Lit.  (4,110)
                                                      ---------      ------------      ------------
                                                      ---------      ------------      ------------



LOSS PER SHARE                                            US $             Lire              Lire
                                                     -------------     -------------     -------------
Basic and diluted ...............................      $     (0.79)   Lit.    (1,304)   Lit.      (801)
                                                     -------------     -------------     -------------
                                                     -------------     -------------     -------------
Weighted average number of common shares
  outstanding during the period

Basic ...........................................    No. 4,182,900     No. 4,182,900     No. 5,130,160
                                                     -------------     -------------     -------------
                                                     -------------     -------------     -------------
Diluted .........................................    No. 4,243,543     No. 4,243,543     No. 5,130,160
                                                     -------------     -------------     -------------
                                                     -------------     -------------     -------------



            See Notes to Consolidated Condensed Financial Statements

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
9 Months Ended September 30, 1998 and 1997


                                                             Sept. 30         Sept. 30          Sept. 30
                                                               1998             1998              1997
                                                             --------        ------------       ------------
                                                             US $'000          Lire m.          Lire m.

Net sales ...........................................        $ 53,375        Lit.  88,175       Lit.  76,610
Cost of sales .......................................         (44,058)            (72,783)           (66,462)
                                                              -------        ------------       ------------
                                                                9,317              15,392             10,148
Selling, general and administrative expenses ........         (11,355)            (18,79)            (17,607)
Research and development ............................          (1,863)            (3,078)            (1,393)
Reorganization costs ................................          (1,121)            (1,852)              --
                                                              -------        -----------        ------------
                                                               (5,022)            (8,297)             (8,852)

Interest expense ....................................          (2,180)            (3,601)             (3,565)
Interest income .....................................             642              1,060               1,728
Other income, net ...................................              40                 66               3,058
Loss before income taxes  and minority interests ....          (6,520)           (10,772)             (7,631)
Income taxes ........................................            (472)              (780)               (445)
Minority interests ..................................             595                983                 521
Amortization of premium for redemption of
  preferred stock of subsidiary .....................            (551)              (911)             (2,715)
Charge for issuance of warrants .....................            --                 --                (2,124)
                                                              -------       ------------        ------------
Net loss                                                      $(6,948)      Lit. (11,480)       Lit. (12,394)
                                                              -------       ------------        ------------
                                                              -------       ------------        ------------

LOSS PER SHARE                                                  US $           Lire                Lire

Basic and diluted ...................................         $ (1.47)      Lit   (2,434)       Lit   (2,800)
                                                              -------       ------------        ------------
                                                              -------       ------------        ------------
Weighted average number of common shares
  outstanding during the period
Basic ...............................................    No. 4,716,538     No. 4,716,538       No. 4,426,216
                                                            ----------         ---------           ---------

Diluted .............................................    No. 4,811,564     No. 4,811,564       No. 4,461,736
                                                            ---------         ----------           ---------
                                                            ---------         ----------           ----------

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
9 Months Ended September 30, 1998 and 1997



                                                                       Sept. 30            Sept. 30           Sept. 30
                                                                         1998                1998               1997
                                                                    -------------        ------------       --------------
                                                                       US$'000              Lire m.             Lire m.

Net loss                                                            $      (6,948)       Lit. (11,480)      Lit. (12,394)
                                                                    -------------        -------------      ---------------

Adjustments to reconcile net loss to net
 cash used by operating activities: ............................               (8)                (14)              (465)
                                                                    -------------        -------------      ---------------
Net cash used in operating activities ..........................           (6,956)            (11,494)           (11,929)
                                                                    -------------        -------------      ---------------
Investing activities:
 Net decrease/(increase) in investments and
 securities ....................................................            9,745              16,099             (1,280)
 Sale of  subsidiaries, net of cash disposed ...................              ---                ---               4,057
 Purchases of property, plant and equipment ....................           (3,605)             (5,956)            (1,884)
                                                                    -------------        -------------      ---------------
Net cash provided/(used) by investing activities ...............            6,140               10,143               893
                                                                    -------------        -------------      ---------------
Financing activities:

Increase in advances from banks ................................            1,401                2,315             7,246
Proceeds from share issues .....................................              ---                  ---            10,256
Sale of preferred stock of subsidiary ..........................              ---                  ---             2,933
Repurchases of shares ..........................................           (9,673)              15,978              (450)
Proceeds from long-term debt ...................................           (6,116)              10,103                94
Principal payments of long-term debt ...........................           (1,204)              (1,989)           (1,781)
                                                                    -------------        -------------      ---------------
Net cash (used)/provided by financing activities ...............           (3,360)              (5,549)           18,285
                                                                    -------------        -------------      ---------------
Increase/(decrease) in cash and cash equivalents ...............           (4,176)              (6,900)            7,262
 Effect of exchange rate change on cash and
 cash equivalents ..............................................              (57)                 (97)              153
 Cash and cash equivalents, beginning of period ................            6,300               10,407             8,281
                                                                    -------------        -------------      ---------------
Cash and cash equivalents, end of period .......................    $       2,067                3,414       Lit. 15,696
                                                                    -------------        -------------      ---------------
                                                                    -------------        -------------      ---------------



         See Notes to Consolidated Condensed Financial Statements

 TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1998

NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1997 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,652 to U.S. $1, the approximate exchange rate at September 30, 1998. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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

NOTE 3  - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. In the Company's case, comprehensive income includes net income, unrealized gains and losses from translation and accretion expense (including related foreign currency translation effects, net of effects of hedging transactions) in respect of shares subject to repurchase. On June 30, 1998 all shares subject to repurchase were repurchased by the Company and all relative accumulated accretion expense was realized.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1998

NOTE 3  - COMPREHENSIVE INCOME (Continued)


                                                                            3 months ended Sept. 30,
                                                                     ---------------------------------------
                                                                       1998          1998             1997
                                                                     ---------     --------        ---------
                                                                      US$'000       Lire m.         Lire m.

         Net loss................................................        (3,303)       (5,454)        (4,110)
                                                                     ----------   -----------    -----------

         Cumulative translation adjustment.......................           123           204           (157)
         Accretion expense and related foreign
            currency translation effects.........................             -             -           (376)
                                                                     ----------   -----------    -----------
         Total other comprehensive income/(loss).................           123           204           (533)
                                                                     ----------   -----------    -----------
         Comprehensive loss......................................        (3,180)       (5,250)        (4,643)
                                                                     ----------   -----------    -----------
                                                                     ----------   -----------    -----------



                                                                            9 months ended Sept. 30,
                                                                     ---------------------------------------
                                                                        1998         1998            1997
                                                                     ---------     --------        ---------
                                                                      US$'000       Lire m.         Lire m.

         Net loss................................................        (6,948)      (11,480)       (12,394)
                                                                     ----------   -----------    -----------

         Cumulative translation adjustment.......................           117           194         (2,108)
         Accretion expense and related foreign
            currency translation effects.........................          (154)         (253)        (2,116)
                                                                     ----------   -----------    -----------
         Total other comprehensive loss..........................           (37)          (59)        (4,224)
                                                                     ----------   -----------    -----------
         Comprehensive loss......................................        (6,985)      (11,539)       (16,618)
                                                                     ----------   -----------    -----------
                                                                     ----------   -----------    -----------

Changes in components of comprehensive loss for the nine months ended September 30, 1998 are as follows:

                                                                                                    Accumulated
                                                                     Cumulative                        other
                                                                     translation    Accretion      comprehensive
                                                                     adjustment      expense            Loss
                                                                     ----------     ---------      -------------

         Balance, January 1, 1998................................          (154)        (2,474)        (2,628)
         Change for period.......................................           194           (253)            59
         Charged to shares repurchased...........................             -          2,727          2,727
                                                                        -------        -------       --------
         Balance, September 30, 1998.............................            40              -             40
                                                                        -------        -------       --------
                                                                        -------        -------       --------

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1998

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

NOTE 4  - REORGANIZATION COSTS

In April 1998 Moto Guzzi S.p.A. entered into an agreement with Philips S.p.A. for the purchase by Moto Guzzi of Philips Vision Industries' plant in Monza, Italy. The agreement, which was subject to the fulfilment of certain conditions including the assent of certain labor unions, expired in accordance with its terms in June 1998, though the parties continued discussions through August 1998. In September 1998, Moto Guzzi S.p.A. terminated the discussions as agreement with labor unions had not been obtained and the delays in closing meant that logistics for transfering activities were no longer favorable. Also in September 1998, the employment contract of Oscar Cecchinato, the managing director of Moto Guzzi S.p.A., was terminated.

Following these events, the Company reviewed its short-term strategies and product plans, including new models whose introduction was connected with the potential new factory as well as other new models scheduled for 1999 introduction to replace existing models. As a result of this review, the Company has recorded Lit. 1,852 million of reorganization costs. The principal components of this charge are Lit. 315 million of costs directly related to the potential new factory, Lit. 707 million of write-offs of tooling and Lit. 750 million reserves against inventory components.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1998

NOTE 5 - LIQUIDITY AND BRIDGE LOANS FROM SHAREHOLDERS The Company's Moto Guzzi S.p.A. subsidiary experienced delays in the introduction of two new models at the end of the second quarter of 1998 and these delays, principally related to certain components, continued through the third quarter and into October. A significant number of sales orders in this period were for the new models and Moto Guzzi estimates that it has lost sales of 600-800 units which cannot be recovered in 1998. A major part of Moto Guzzi's short-term bank facilities are against accounts receivable and the decreased sales resulting from production delays has limited the Company's ability to draw on such credit lines. Moto Guzzi had also anticipated certain capital expenditures and research and development programs in the expectation of obtaining financing in the third or fourth quarter of 1998 - See also Note 6 - Merger Agreement with North Atlantic Acquisition Corp. These factors have led to a liquidity shortage at the end of the third quarter and continuing into the fourth quarter. On October 2, 1998, a subsidiary of the Company received Lit. 3,000 million bridge financing from a shareholder of TRG and TRG received $2 million from another shareholder. With such funds, the Company was able to pay a loan due on October 23, 1998 and to provide Lit. 5,500 million of finance to Moto Guzzi.

The two loans to TRG and to its subsidiary are due on March 31, 1998, are each secured by 500,000 shares of Moto Guzzi Corp. and bear interest at 10% per annum, payable together with a 1% arrangement fee. The terms and conditions were reviewed and approved by TRG's Board of Directors who also sought similar finance from other third party sources.

As at the date of this report, Moto Guzzi is in arrears with its suppliers for approximately Lit. 5.5 billion. Moto Guzzi is in constant discussion with these suppliers as to the timing of such payments. If the pending transaction between the Company's Moto Guzzi Corp. subsidiary and North Atlantic Acquisition Corp.
(NAAC) is completed in early 1999, as management anticipates (though no assurance can be given that this will occur), then Moto Guzzi will have sufficient liquidity for the first quarter of 1999. Further, it will have increased ability to draw advances against indicative 1999 sales orders from importers and against trade receivables as sales pick up towards the main Spring-Summer sales season. The Company is also actively in discussion with two specialized financial institutions for floor plan financing and inventory financing for Moto Guzzi, from the beginning of 1999.

The condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 - MERGER AGREEMENT WITH NORTH ATLANTIC ACQUISITION CORP.

On August 18, 1998, TRG's subsidiary, Moto Guzzi Corp., and for limited purposes, TRG, entered into a merger agreement to merge with North Atlantic Acquisition Corp. (NAAC). NAAC was organized in August 1995 as a specialized merger and acquisition allocated risk company with the objective of acquiring an operative business. NAAC has not engaged in any substantive commercial business and will, at the effective time of the merger, have approximately $8 million in cash, net of merger expenses, to finance the operations of the merged company, although such amount could be reduced by up to $1.7 million pursuant to certain redemption rights of existing NAAC shareholders. In addition, NAAC has outstanding warrants and options, certain of which can be redeemed by NAAC for a nominal sum,

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1998

subject to the achievement of certain share price performance criteria, which could potentially provide further cash of approximately $10.4 million.

If consummated, Moto Guzzi Corp. will merge with and into NAAC with NAAC being the surviving corporation. Moto Guzzi Corp. shareholders will receive NAAC Class A Common Stock and Nominal Warrants entitling the holder, depending on future performance of the merged company in 1999 or 2000, to purchae additional shares of NAAC Class A Common Stock on payment of a nominal amount. The merger agreement provides that parent company loans, shown in Moto Guzzi Corp.'s balance sheet at September 30, 1998 at Lit. 13,404 million, would be exchanged for NAAC securities and also entitles holders of outstanding Moto Guzzi Corp. warrants, exercisable at $4.00 through January 17, 2000, to cancel their warrants or otherwise exchange them for NAAC equity securities ("the Warrant Exchange"). The merger is subject, among other conditions, to approval by NAAC shareholders. If consummated, the merged company intends to apply for a listing on NASDAQ, though there can be no assurance that such application would be successful.

If consummated, TRG will own approximately 76.8% of the merged company, through its majority owned OAM S.p.A subsidiary, assuming the Warrant Exchange is fully accepted and that there is no exercise of any outstanding options or warrants of NAAC.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1998

NOTE 7  - INDUSTRY SEGMENT ANALYSIS


                                                                                      Management
Three Months Ended Sept. 30, 1998                          Motor-         Steel       & Corporate
Lire m.                                                    cycles         Tubes         Services       Eliminations      Total
                                                          --------      --------      -----------      ------------    ----------
Net sales ............................................      19,633         5,420            900              (97)          25,856
Cost of sales ........................................     (16,936)       (4,576)          (694)               -          (22,206)
                                                          --------      --------        -------            -----         --------
                                                             2,697           844            206              (97)           3,650

Selling, general and
 administrative expenses .............................      (4,045)         (503)        (1,792)              92           (6,248)
Research and development .............................        (852)            -              -               -              (852)
Reorganization costs .................................      (1,852)            -              -               -            (1,852)
                                                          --------      --------       -------            -----          --------
Operating profit/(loss) ..............................      (4,052)          341        (1,586)              (5)           (5,302)
                                                          --------      --------       -------            -----          --------
                                                          --------      --------       -------            -----          --------



                                                                                      Management
Three Months Ended Sept. 30, 1997                          Motor-        Steel       & Corporate
Lire m.                                                    cycles        Tubes         Services        Eliminations      Total
                                                          --------      --------      -----------      ------------    ----------
Net sales ............................................      18,105         4,661            518               39           23,323
Cost of sales ........................................     (16,354)       (3,970)          (451)               -          (20,775)
                                                          --------      --------        -------            -----         --------
                                                             1,751           691             67               39            2,548

Selling, general and
 administrative expenses .............................      (3,318)         (376)        (1,912)            (247)          (5,853)
Research and development .............................        (496)            -              -                -             (496)
                                                          --------      --------        -------            -----         --------
Operating profit/(loss) ..............................      (2,063)          315         (1,845)            (208)          (3,801)
                                                          --------      --------        -------            -----         --------
                                                          --------      --------        -------            -----         --------




                                                                                      Management
Nine Months Ended Sept. 30, 1998                           Motor-        Steel       & Corporate
Lire m.                                                    cycles        Tubes         Services        Eliminations      Total
                                                          --------      --------      -----------      ------------    ----------
Net sales ............................................      67,622        17,845         2,919             (211)           88,175
Cost of sales ........................................     (55,691)      (15,272)       (1,820)               -           (72,783)
                                                          --------      --------        -------            -----         --------
                                                            11,931         2,573         1,099             (211)           15,392

Selling, general and
 administrative expenses .............................     (11,906)       (1,822)       (5,232)             201           (18,759)
Research and development .............................      (3,078)            -             -                -            (3,078)
Reorganization costs .................................      (1,852)            -             -                -            (1,852)
                                                          --------      --------        -------            -----         --------
Operating profit/(loss) ..............................      (4,905)          751        (4,133)             (10)           (8,297)
                                                          --------      --------        -------            -----         --------
                                                          --------      --------        -------            -----         --------


                                                                                       Management
Nine Months Ended Sept. 30, 1997                            Motor-        Steel       & Corporate
Lire m.                                                     cycles        Tubes        Services        Eliminations       Total
                                                          --------      --------      -----------      ------------    ----------
Net sales ............................................      59,770        15,202          1,918             (280)          76,610
Cost of sales ........................................     (52,168)      (13,062)        (1,232)               -          (66,462)
                                                          --------      --------        -------            -----         --------
                                                             7,602         2,140            686             (280)          10,148

Selling, general and
 administrative expenses .............................     (10,020)       (1,407)        (6,175)              (5)         (17,607)
Research and development .............................      (1,393)            -              -                -           (1,393)
                                                          --------      --------        -------            -----         --------
Operating profit/(loss) ..............................      (3,811)          733         (5,489)            (285)          (8,852)
                                                          --------      --------        -------            -----         --------
                                                          --------      --------        -------            -----         --------

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS - 3 MONTHS ENDED
SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

Operating profit/(loss)

Analysis of net sales, cost of sales and operating expenses by industry segment is given in Note 6 to the condensed financial statements at September 30, 1998.

         Motorcycle segment - Moto Guzzi



                                                                        Three months ended Sept. 30,
                                                                   --------------------------------------
                                                                         1998                  1997
                                                                   ----------------      ----------------
                                                                        Lire m.               Lire m.

Net sales ......................................................    19,633    100.0%       18,105    100.0%
Cost of sales ..................................................   (16,936)   (86.3%)     (16,354)    (90.3%)
                                                                  --------               --------
                                                                     2,697     13.7%       1,751        9.7%
                                                                  --------               --------
Selling, general and administrative
 expenses ......................................................    (4,045)   (20.6%)      (3,318)    (18.3%)
Research & product development .................................      (852)    (4.3%)        (496)     (2.7%)
Reorganization costs ...........................................    (1,852)    (9.4%)           -         -
                                                                  --------               --------

Operating loss                                                      (4,052)   (20.6%      (2,063)     (11.7%)
                                                                  --------              ---------
                                                                  --------              ---------


         The 8.4% increase in net sales in the three months ended September 30, 1998 compared to the quarter ended September 30, 1997 results principally from an increase of 11.7% in units sold from 1,167 units in 1997 to 1,303 in 1998. The Company introduced sales incentives, principally in the United States, to reduce inventory levels of older models and this adversely affected selling prices in the quarter.

         Sales in the quarter continued to be affected by delays in the introduction of two revised models, the California Special and 1998 Quota 1100, principally resulting from late supply of certain components. Management estimate that as a result of these delays and due to seasonality, some 600 - 800 unit sales will be lost in 1998. Net unit sales by the U.S. importer-distributor increased to 221 in 1998 compared to 91 in 1997, due principally to incentive programs introduced from August 1998. Net unit sales at the French importer-distributor were 155 units in the third quarter of 1998 compared to 76 in 1997.

         The increase in gross margin as a percentage of sales to 13.7% from 9.7%, principally reflects low margins in 1997 due to a policy in that year not to raise sales prices but to seek to build market share. Due to the delays on the Special and Quota, production of completed units in the third quarter of 1998 decreased to 1,056 from 1,277 in the comparable 1997 quarter. Margins in the third quarter of 1998 fell, however, from the 19.2% margins in the first six months of 1998 principally due to fixed production costs being absorbed over the lower third quarter production volumes and exceptional warranty costs of approximately Lit. 400 million.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Increases in selling, general and administrative expenses principally reflect increases of Lit. 591 million in Italy, principally relating to new management personnel at Moto Guzzi S.p.A. and increases of Lit. 136 million at the wholly owned importers in the U.S. and France, consistent with higher business volumes.

         Continuing a management policy initiated in mid-1997, research and development in the three months ended September 30, 1998, principally on new products for 1998 and 1999 and for new engines, was Lit. 852 million compared to Lit. 496 million in 1997.

         Other income, net, in 1998 is principally composed of interest income of Lit. 44 million in the three months ended September 30, 1998 (1997 - Lit. 132 million) and foreign currency exchange differences and other minor items. The higher amount realized in 1997 was due principally to the Lit. 6,000 billion received from TRG from the proceeds of a public offering of TRG common stock.

         Interest expense increased by 26.6% from third quarter 1997 levels due to the draw down on long-term loans in April 1998, on increased levels of advances from banks financing working capital and increases in loans from affiliates of TRG. The effects of this increased indebtedness more than offset the benefits of lower interest rates in 1998 compared to 1997.

         Income tax in 1998 principally relates to operations in Italy, whereas it related to operations in the U.S. in 1997. Despite operating losses at Moto Guzzi S.p.A. in Italy, income taxes are accrued as certain business expenses, principally finance expense and labor costs, are not deductible against income for the purposes of a new income tax, introduced in 1998.

         In April 1998 Moto Guzzi S.p.A. entered into an agreement with Philips S.p.A. for the purchase by Moto Guzzi of Philips Vision Industries' plant in Monza, Italy. The agreement, which was subject to the fulfilment of certain conditions including the assent of certain labor unions, expired in accordance with its terms in June 1998, though the parties continued discussions through August 1998. In September 1998, Moto Guzzi S.p.A. terminated the discussions as agreement with labor unions had not been obtained and the delays in closing meant that logistics for transfering activities were no longer favorable. Also in September 1998, the employment contract of Oscar Cecchinato, the managing director of Moto Guzzi S.p.A., was terminated.

         Following these events, the Company reviewed its short-term strategies and product plans, including new models whose introduction was connected with the potential new factory as well as other new models scheduled for 1999 introduction to replace existing models. As a result of this review, the Company has recorded Lit. 1,852 million of reorganization costs. The principal components of this charge are Lit. 315 million of costs directly related to the potential new factory, Lit. 707 million of write-offs of tooling and Lit. 750 million reserves against inventory components.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Steel Tubing Segment - L.I.T.A.


                                                                          Three months ended Sept. 30,
                                                                     -------------------------------------
                                                                           1998                  1997
                                                                     ----------------      ---------------
                                                                         Lire m.               Lire m.

Net sales ....................................................       5,420    100.0%       4,661    100.0%
Cost of sales ................................................      (4,576)   (84.4%)      (3,970)  (85.2%)
                                                                    ------                 ------
                                                                       844     15.6%         691     14.8%
Selling, general and administrative
 expenses ....................................................        (503)   (9.3%)        (376)   (8.1%)
                                                                    ------                 ------
Operating profit/(loss) ......................................         341      6.3%         315      6.8%
                                                                    ------                 ------
                                                                    ------                 ------


         The 16.3% increase in net sales principally results from price increases and sales volumes increasing 12.5% to 3,595 tons compared to 3,195 tons in the same quarter of 1997. A significant part of the increase in sales came from exports, which at 1,369 tons represented 38% of sales volumes for the quarter, against 651 tons or approximately 20% of 1997 sales volumes. Domestic (Italian) sales volumes fell by 12%. The replacement part market is contracting due to a newer automobile population generated by government incentives for scrapping older cars and, at the same time, new automobile sales are declining because the incentive program has ended. These factors are expected to continue to characterize the rest of 1998.

         Management and Corporate Services


                                                                      Three months ended September 30,
                                                                    ------------------------------------
                                                                          1998                  1997
                                                                    -----------------     --------------
                                                                         Lire m.               Lire m.
Net sales ....................................................         900    100.0%          518    100.0%
Cost of sales ................................................        (694)   (77.1%)        (451)   (87.1%)
                                                                    ------                 ------
                                                                       206     22.9%           67     14.8%
Selling, general and administrative
 expenses ....................................................      (1,792)  (199.1%)      (1,912)  (369.1%)
                                                                    ------                 ------
Operating profit/(loss) ......................................      (1,586)   (176.2%)     (1,845)  (356.2%)
                                                                    ------                 ------
                                                                    ------                 ------


          Corporate costs and overheads decreased by 6.3% in the 3 months ended September 30, 1998 compared to the same period in 1997 as a result of the Company's focus on cost reduction in connection with its decision to dedicate its energies and resources on enhancing the value of its Moto Guzzi business and not to pursue other opportunities.

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

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Interest expense

        Interest expense increased by Lit. 175 million to Lit. 1,159 million in the three months to September 30, 1998 compared to the corresponding 1997 period. The principal cause was increased indebtedness mainly due to a Lit. 10,000 million loan drawn down by Moto Guzzi in April 1998 and increased advances from banks, which finance working capital. These effects more than offset benefits from lower interest rates in 1998 compared to 1997. The increase in interest income in the third quarter of 1998 compared to 1997 results from higher average liquidity, though current interest rates have fallen. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15,944 million, to satisfy its repurchase obligations and the company also benefitted in 1997 from liquidity from its public offering of common stock and warrants in June 1997.

         Other (expense)/income, net

         Other income in the three months ended September 30, 1998 and 1997 is principally comprised of exchange gains.

         Income taxes

         Because Italian companies are taxed in Italy on their individual results and are not able to file consolidated returns, certain of the Company's Italian subsidiaries incur income tax expense on net income, despite consolidated losses from operations in Italy. Further, certain business expenses, principally finance expense and labor costs, are not deductible against income subject to a new income tax, introduced in 1998, resulting in tax expense at loss-making operating subsidiaries.

         Amortization of premium for redemption of preferred stock of subsidiary

         In the three months ended September 30, 1998, a non-cash benefit of Lit. 347 million, compared to a Lit. 732 million charge in the corresponding period in 1997, has been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of this charge in both periods results from exchange differences as the contingent redemption obligation is denominated in U.S. dollars. In 1998, exchange effects in the quarter were favorable and more than offset the amortization charge, while in 1997 they added to the charge.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS - 9 MONTHS ENDED
SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

Operating profit/(loss)

         Motorcycle segment - Moto Guzzi


                                                                         Nine months ended Sept. 30,
                                                                   --------------------------------------
                                                                        1998                   1997
                                                                   ----------------       ---------------
                                                                       Lire m.               Lire m.
Net sales ....................................................       67,622    100.0%       59,770    100.0%
Cost of sales ................................................      (55,691)   (82.4%)     (52,168)   (87.3%)
                                                                   ---------             ---------
                                                                     11,931     17.6%        7,602     12.7%
Selling, general and administrative
 expenses ....................................................      (11,906)   (17.6%)     (10,020)   (16.8%)
Research & product development ...............................       (3,078)    (4.6%)      (1,393)    (2.3%)
Reorganization costs .........................................       (1,852)    (2.7%)           -        -
                                                                   ---------             ---------
Operating loss ...............................................       (4,905)    (7.3%)      (3,811)    (6.4%)
                                                                   ---------             ---------
                                                                   ---------             ---------

         The 13.1% increase in net sales in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 results principally from an 11.2% increase in unit sales volumes and positive effects of price increases from March 1998, though sales prices were decreased in the U.S. in the third quarter as part of an incentive program to reduce inventory. Units sold in the nine months increased from 4,056 units in 1997 to 4,510 in 1998, but the previously noted delays in the introduction of two revised models prevented the growth rates seen in the first quarter of 1998 from continuing in the second and third quarters. Net unit sales at the U.S. importer-distributor increased 23.1% to 603 in 1998 compared to 490 in 1997, due principally to increased sales in the third quarter following the introduction of the sales incentive program. Net unit sales at the French importer-distributor, which commenced operations in February 1997, increased 94% to 493 in 1998 compared to 254 in 1997. In the first quarter of 1998, sales by Moto Guzzi S.p.A. in Italy also benefitted from 312 units sold to public adminstration customers which sales had originally been scheduled for December 1997 delivery but which were delayed until 1998 for completion of compliance testing by the buyers.

         The increase in gross margin as a percentage of sales to 17.6% from 12.7%, principally reflects fixed manufacturing costs spread over production volumes which increased to 4,537 in the nine months ended September 30, 1998 from 4,355 in the comparable 1997 period and the beneficial effects of price increases effective from March 1998. In 1997, selling prices had been maintained at 1996 levels so as to build market share. As noted above, margins fell in the third quarter compared to the first six months of 1998 due to lower production volumes following production delays on two new models.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Increases in selling, general and administrative expenses reflect increases of Lit. 1,542 million in Italy principally relating to new management personnel at Moto Guzzi S.p.A. and increases of Lit. 344 million at the wholly owned importers in the U.S. and France.

         Research and development in the nine months ended September 30, 1998, principally on new products for 1998 and 1999 and for new engines, is at levels more than double those incurred in the first nine months of 1997.

         Reorganization costs represent the charge taken in the third quarter of 1998 relating to the Monza factory, tooling charges and inventory reserves.

         Other income, net is principally comprised of interest income of Lit. 156 million (1997 - Lit. 132 million) and foreign exchange differences and other minor items.

         The increase in interest expense in 1998 compared to 1997, reflects interest expense on the long-term loan drawn down in April 1998, on increased levels of advances from banks financing working capital and on increases in loans from affiliates of TRG. The effects of this increased indebtedness more than offset the benefits of lower interest rates in 1998 compared to 1997.

         Income tax in the first nine months of 1998 principally relates to operations in Italy, whereas it related entirely to operations in the U.S. in 1997. Despite operating losses at Moto Guzzi S.p.A., income taxes are accrued as certain business expenses, principally finance expense and labor costs, are not deductible against income for the purposes of a new income tax, introduced in 1998.

         Steel Tubing Segment - L.I.T.A.


                                                                      Nine months ended September 30,
                                                                   --------------------------------------
                                                                         1998                   1997
                                                                   ----------------       ---------------
                                                                        Lire m.               Lire m.
Net sales ....................................................      17,845    100.0%      15,202    100.0%
Cost of sales ................................................     (15,272)   (85.6%)    (13,062)   (85.9%)
                                                                  --------              --------
                                                                     2,573     14.4%       2,140     14.1%
Selling, general and administrative
 expenses ....................................................      (1,822)   (10.2%)      (1,407)   (9.3%)
                                                                  --------              ---------
Operating profit/(loss) ......................................         751      4.2%         733      4.8%
                                                                  ---------             ---------
                                                                  ---------             ---------

         The 17% increase in net sales principally results from sales mix and prices and sales volumes increasing 11% to 11,694 tons compared to 10,565 tons in 1997. A significant part of the increase in sales came from exports, which at 3,283 tons represented 28% of sales volumes in 1998, against 2,019 tons or approximately 19% of 1997 sales volumes. Domestic (Italian) sales volumes decreased by 2% in 1998 for the reasons described above for the third quarter.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Management and Corporate Services


                                                                        Nine months ended September 30,
                                                                    --------------------------------------
                                                                           1998                 1997
                                                                    -------------------    ---------------
                                                                          Lire m.              Lire m.

Net sales ....................................................       2,919    100.0%        1,918      100.0%
Cost of sales ................................................      (1,820)   (62.4%)      (1,232)     (64.2%)
                                                                   -------                 ------
                                                                     1,099     37.6%          686       35.8%
Selling, general and administrative
 expenses ....................................................      (5,232)  (179.2%)      (6,175)    (321.9%)
                                                                   -------                 ------
Operating profit/(loss) ......................................      (4,133)  (141.6%)      (5,489)    (286.2%)
                                                                   -------                 ------
                                                                   -------                 ------

         Temporary management services evidenced a strong increase in revenues principally as a result of a significant intervention by T.I.M. in the first quarter of 1998 on behalf of a Swiss client in connection with its acquisition of a business in Italy. Corporate costs and overheads decreased by 15.3% in the 9 months ended September 30, 1998 compared to the same period in 1997 as a result of the Company's focus on cost reduction in connection with its decision to dedicate its energies and resources on enhancing the value of its Moto Guzzi business and not to pursue other opportunities.

Interest expense, interest income and other income statement items

         Income statement items below operating profit level are compared below on a consolidated basis and not by industry segment as their incurrence and allocation between segments is, in large part, determined by structural decisions independent of stand-alone operating needs and performance.

         Interest expense

         Interest expense was substantially unchanged at Lit. 3,601 million in the first 9 months of 1998 compared to Lit. 3,565 million in the corresponding period in 1997. This reflects several compensating factors. Indebtedness decreased in the first quarter of 1998 compared to 1997 due to elimination of debt as part of disposal in March 1997 of the Company's Cologne property and increased in the second quarter mainly due to a Lit. 10,000 million loan drawn down by Moto Guzzi in April 1998 and increased advances from banks, which finance working capital. The Company has also benefitted from lower interest rates in 1998 compared to 1997. The decrease in interest income in the 1998 compared to 1997 principally results from lower average liquidity, though current interest rates have also fallen. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15,944 million, to satisfy its repurchase obligations, reducing liquidity significantly.

         Other (expense)/income, net

         Other income in the nine months ended September 30, 1998 is principally comprised of exchange gains. In 1997, the Company benefitted from exchange gains of approximately Lit. 2,000 million and approximately Lit. 335 million from a one-time settlement with a third party. Other income

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

in the 1997 period also included rental income of Lit. 330 million relating to the Cologne property, disposed of in March 1997.

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

         Amortization of premium for redemption of preferred stock of subsidiary

         In the nine months ended September 30, 1998, a non-cash charge of Lit. 911 million, compared to Lit. 2,715 million in the corresponding period in 1997, has been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of this charge in both periods results from exchange differences as the contingent redemption obligation is denominated in U.S. dollars. In 1998, exchange effects have been favourable, producing a net benefit in the third quarter, while in 1997 they added to the charge.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

         Operations and working capital

The net loss of the Company of Lit. 11.5 billion in the nine months ended September 30, 1998 includes non-cash charges of Lit. 5.3 million, principally for depreciation, inventory reserves and amortization of subsidiary preferred stock premium. Of the Lit. 11.5 billion cash used in operations, Lit. 5.3 billion resulted from changes in working capital balances.

Trade receivables and other receivables of Moto Guzzi (including amounts due from its 25% German importer-distributor affiliate) increased, in the aggregate, by approximately Lit. 4.5 billion at September 30, 1998 principally arising from increased third quarter 1998 sales. Trade receivables at L.I.T.A. decreased in the period by approximately Lit. 0.7 billion reflecting decreased business levels during the third quarter of 1998, which included the August factory closure, compared to year-end 1997 levels.

Inventories at Moto Guzzi, after adjusting for obsolescence reserves, increased by approximately Lit. 6.3 billion at September 30, 1998 compared to December 31, 1997, principally reflecting increased levels of components and partly assembled motorcycles resulting from the delays in introducing two new models. Finished motorcycle inventories also increased at Moto Guzzi France S.a.r.l. due to sales growth. Inventories at L.I.T.A. were higher by approximately Lit. 0.2 billion at September 30, 1998 compared to December 31, 1997.

Offsetting the effects of the above, the increase in production parallel to the growth of sales resulted in higher trade and other payables of approximately Lit. 3.6 billion at Moto Guzzi. Similarly, trade payables at L.I.T.A. decreased by approximately Lit. 1.0 billion reflecting decreased business levels during the third quarter of 1998 when compared to year-end 1997 levels.

         Investing activity

Investments, principally represented by fixed interest securities deposited to secure share repurchase commitments, decreased by Lit. 16.1 billion, principally to finance the Company's repurchases of shares, described in "Financing activities," below.

Expenditure on plant and equipment principally relates to Moto Guzzi's strategic plan to expand its product range and production efficiency. Moto Guzzi has limited its capital expenditure program from August 1998 in accordance with its liquidity position. See "Future Liquidity Needs," below.

         Financing activities

The increase in advances from banks of approximately Lit. 2.3 billion is principally due to the need tofinance increased working capital balances at Moto Guzzi for Lit. 2.0 billion and L.I.T.A. for Lit. 1.0 billion.

At the end of June, 1998, pursuant to an obligation entered into in 1995, the Company repurchased 776,530 shares formerly owned by its ex-Chairman. The total consideration for the shares was Lit. 15,374 million. On June 30, 1998, the Company also repurchased the final installment of 28,350 shares from Finprogetti S.p.A. for Lit. 570 million.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


Short Term Liquidity Requirements

Moto Guzzi finances working capital principally by way of advances from banks against trade receivables. No financing is available in Italy for component and other inventories, though Guzzi Corp. is in discussion with two international financial institutions which provide finance to the motorcycle industry. Moto Guzzi closed production for most of August and experienced continuing delays in production of two new models through September and October 1998. Sales for the third quarter were, therefore, below management's budget expectations and Moto Guzzi's ability to draw down on its bank credit lines has been reduced. At the same time, trade payables, reflecting purchases based on budgeted production levels are at normal levels. Accordingly, at the end of August and in September, Moto Guzzi applied part of the remaining Lit. 5.0 billion liquidity from the proceeds of long-term debt secured in April 1998 to finance payments to suppliers. Further, in October 1998, certain TRG shareholders made available Lit. 5.5 billion of bridge financing, as more fully described in Note 5 to the Unaudited Condensed Consolidated Financial Statements at September 30, 1998.

As at the date of this report, Moto Guzzi is in arrears to its suppliers for approximately Lit. 5.5 billion. Sales for November and December are forecast at reduced levels due to the seasonality of Moto Guzzi's business, as well as curtailed production over the Christmas period. Advances from banks against trade receivables from such sales will not be sufficient to pay arrears and current payables to suppliers. Moto Guzzi also has additional cash payments to make in December for higher payroll costs, according to Italian labor practices and rules, for principal payments on long-term debt and for an advance payment of income taxes. These additional payments total approximately Lit. 2 billion. Accordingly, Moto Guzzi's financial position will deteriorate at the end of 1998.

Moto Guzzi is in ongoing discussions with its suppliers as to the timing of such payments. If the pending merger with NAAC (see Note 6 to the Unaudited Condensed Consolidated Financial Statements at September 30, 1998) is completed in early 1999, as management anticipates (though no assurance can be given that this will occur), Moto Guzzi will have sufficient liquidity for the first quarter of 1999 and will have the ability to pay its arrears to suppliers. Further, Moto Guzzi will have increased ability to draw advances against indicative 1999 sales orders from importers and against trade receivables as sales pick up towards the main Spring-Summer sales season. Moto Guzzi is also actively in discussion with two specialized financial institutions for floor plan financing and inventory financing, from the beginning of 1999.

If the merger with NAAC is not consummated as anticipated, the ability of Moto Guzzi to continue operations will be contingent upon the success of the payment deferral discussions and its ability quickly to obtain alternative finance.

Future liquidity needs

To enable substantial further growth in production and sales, Moto Guzzi's strategic plan contemplates total investments in research and product development of some Lit. 50 billion (approximately US$ 30 million) in the five year period from 1998 through 2002 as well as investments of Lit. 20 billion (approximately $12 million) in production plant and machinery and information systems. Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi sought to purchase a new plant in Monza, Italy. but discontinued such discussions in September 1998. Management believes that the existing plant at Mandello del Lario, Italy has a potential production capacity

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


that will be sufficient for Moto Guzzi's needs for at least the next three years and is not actively seeking any other alternatives at the present time. Moto Guzzi will have to make significant investments in the existing plant in order that it can operate competitively. Such required modernization may result in production interruptions.

Management expects that, over the next four years, significant further capital will be required to complete the planned overhaul. While anticipated increases in sales during the period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable Moto Guzzi to increase production and sales rapidly enough to generate the remaining needed capital. Moreover, in the three years ended December 31, 1997 and in the first nine months of 1998, Moto Guzzi has not generated cash from operations.

On August 18, 1998, Moto Guzzi Corp. entered into a merger agreement with NAAC which, if consummated, would provide approximately US$ 8 million of further finance. The proposed merger agreement, the consummation of which is subject to certain conditions including affirmative vote of NAAC's shareholders, also contemplates the merged company seeking a listing on the NASDAQ Small Cap. stock market. Post merger, as contemplated, NAAC would have outstanding warrants and options which could generate aggregate proceeds to the surviving company in excess of U.S. $18 million if all are exercised. These include class "A" warrants with aggregate proceeds on excercise of over $10 million which are callable by NAAC under certain conditions related to share price performance. No assurances can be given that the merger will be consummated or that, if it is consummated, the surviving company's application for listing on NASDAQ will be accepted or that further finance will become available from the outstanding warrants and options.

The proceeds from NAAC will be required to pay arrears to suppliers and finance working capital and will only provide cash for Guzzi Corp.'s investment program if Guzzi Corp. is able to successfully reduce its inventory levels in 1999. If, as management anticipates, the merger with NAACis completed, then management will immediately seek further finance for its capital programs. Management has had preliminary discussions with several potential sources of such further finance, including debt issues and inventory financing lines. Management believes that continuation of such discussions and the eventual securing of financing arrangements will be greatly facilitated post-merger when the surviving company will have a higher equity base. In the absence of further financing within 1999, the surviving company will have to reconsider its capital expenditure and growth plans to take account of limited financial resources.

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

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


Potential effects of the year 2000 on the Company's business

Year 2000 Problem Overview

Many older computer systems and electronic devices are based on software systems which, because of how dates are stored and manipulated, assume that all years occur only in the 20th century. Consequently, after December 31, 1999, such devices may not function correctly. The Company's businesses, like many other businesses and individuals, are potentially subject to adverse consequences arising both from the incorrect functioning of any systems used in its own business such as accounting, production control, inventory and automated equipment and also from the incorrect functioning of systems of suppliers, customers, utilities, banks and financial institutions and others with whom it interacts in the normal course of its business.

The following discussion of the effect of the Year 2000 on the Company's systems is based on management's best estimates, which were derived using numerous assumptions of future events, including the continuing availability of basic utilities and other resources, the availability of trained personnel at reasonable cost, and the ability of third parties to cure noncompliant software and hardware. There can be no guarantee that these assumptions will prove accurate, and accordingly the actual results may materially differ from those anticipated.

In analyzing its exposure to operational interruption resulting from the advent of January 1, 2000, management segmented its data processing systems into three segments: Production Planning and Logistics; Accounting; and Production Equipment.

Production Planning and Logistics

Management has completed its assessment of all data processing devices involved in production planning and logistics and has concluded that these systems are Year 2000 compliant.

Accounting

Operations at the Moto Guzzi subsidiary do not have unique or custom-tailored requirements for their accounting systems. Nonetheless, their accounting systems are not currently Year 2000 compliant. In connection partly with routine system upgrade and maintenance, and partly accelerated upgrade related to the Year 2000 problem, all of Guzzi Corp.'s and Moto Guzzi's accounting systems will be upgraded during the Spring of 1999 to Year 2000 compliant status. Appropriate vendors have already been secured for this purpose. L.I.T.A. has recently installed Year 2000 compliant accounting systems.

Production Equipment

Management has identified all of the items of production machinery and related equipment which are critical to uninterrupted operations, and, in December 1998 will conduct a comprehensive inventory of all such items which incorporate electronic devices, or which process dates in their ordinary operation, to determine whether such operations will be affected by the Year 2000 problem. The Company will contact the relevant vendors promptly upon completion of the inventory assessment to upgrade all deficient items. Because of the nature of the equipment, it is not expected that modifications other than more current circuit boards or BIOS chips will be required, although that assessment cannot be confirmed until completion of the inventory.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


Customer or Supplier Compliance

The Company and its subsidiaries do not engage in material electronic data interchange with any of their respective customers or component suppliers. An electronic interface is maintained with one of Moto Guzzi's financial institutions. Moto Guzzi's motorcycle dealers are not believed to be heavily dependent upon computer systems other than in connection their accounting systems. The reliance by L.I.T.A.'s customers on date-processing intensive systems is not currently known.

Nevertheless, promptly following completion of its internal production equipment compliance assessment, the Company will poll its suppliers and customers to determine their own state of Year 2000 compliance, and will evaluate the level of exposure it faces should it be determined that Year 2000 compliance has not been achieved, and does not seem to be timely capable of achievement.

Contingency Planning

The Company has not established a contingency plan to deal with the advent of January 1, 2000 without its own systems having been rendered Year 2000 compliant, because management does not believe that the Company faces a material risk that such an event is likely to occur, or, if it occurs, will result in significant interruption in its operations. Management will reassess the need to establish such a contingency plan if, following its assessment of its customer and suppliers, it appears that one or more critical customers or suppliers will have to curtail business with the Company because of that customer or supplier's own Year 2000 exposure.

Total cost to achieve Year 2000 compliance

Management does not expect that the aggregate cost for the Company to achieve year 2000 compliance will exceed approximately Lit. 600 million, an amount which is not material to the Company's operations.


Potential effects of the proposed European Common Currency on the Company's business

The Company's businesses are substantially located and operate in Italy. In the early part of May, 1998, Italy confirmed its participation as one of 11 European countries in a proposed European common currency, the Euro.

The proposed European Common Currency is expected to have significant effects on the Company's business, particularly Moto Guzzi. Among many potential economic factors, the proposed common currency is expected to increase competition within the common currency zone. Because the adoption of the Euro will require competitive businesses located in different participating countries to price their products in a single currency, the historical ability of such companies to increase or reduce prices without affecting operating results in their home country's currency will be largely eliminated.

The uniform currency will also likely result in the establishment of new Euro-based pricing points, e.g., Euro 9,999 or Euro 19,999. These new pricing points may differ from the current prices charged for such products, which could be advantageous or disadvantageous to a company, depending upon whether the Euro-based price point is higher or lower than the prices charged before the adoption of the uniform currency. Moto Guzzi will have to re-evaluate its pricing policies and model specifications to most competitively deal

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


with the new pricing points. L.I.T.A., whose products are sold business-to-business, effectively as a commodity, is expected to be less affected.

The Company also expects that the introduction of the Euro will increase consolidation within industries and industry sectors, as currency translation risks and competitive opportunities diminish within the common currency zone. National regulatory barriers are also likely to fall as participating countries harmonize their rules to promote intra-member commerce and cross-border information exchange.

The combination of pricing transparency and consolidation is likely to increase competition within the common currency zone generally. To the extent that competitors of the Company's businesses participate in the expected consolidation, these businesses may in the future face competitors which are larger and better capitalized than the competitors it faces now.

Additionally, interest rates are likely to stabilize across the common currency zone. Interest rates in Italy have fallen since 1997, partly in response to the pending Euro introduction.

The Company has not yet fully evaluated the ramifications of the adoption of the uniform currency because the Euro-Lire exchange rate will not befixed until January 1, 1999.

Moto Guzzi,and, to a growing extent, L.I.T.A., also make significant export sales outside the proposed common currency zone and the prices of certain commodities used in its manufacturing processes may be affected by the value of the Euro. The implementation of the Euro within the common currency zone could have unanticipated consequences on the economies of participant countries which could affect demand for the company's products.

Adoption of the Euro is expected to take place over a two year transition phase in which initially both the Lire and the Euro would be valid currencies for business transactions in Italy.



Portions of this report contain certain Aforward looking@ statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, market acceptance of the Company's products and services, changes in currency exchange rates, lack of adequate capital to achieve such results, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

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


                                       TRIDENT ROWAN GROUP, INC.


Dated: November 25, 1998               By: Howard E. Chase
                                          --------------------
                                           Howard E. Chase,
                                           Principal Financial Officer


Dated: November 25, 1998               By: Mark S. Hauser
                                          -------------------
                                           Mark S. Hauser
                                           President and Chief Executive Officer