Form 10-K
period 1998-12-31
TRIDENT ROWAN GROUP INC
filed 1999-06-04
CIK 28367

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

                 For the fiscal year ended December 31, 1998 or
                                           -----------------

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number 0-2642
                       ------

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

                  Yes:  |X|                            No:  |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of bid and asked price of the stock as of May 18, 1999, was $14,427,191.

The number of shares of common stock, $0.01 par value, outstanding as of May 17, 1999 was 4,419,900.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Certain exhibits identified in Part IV have previously been filed and are incorporated by reference.

                                     PART I

Item 1.                             BUSINESS

Overview

      The Company, through intermediate subsidiaries, owns Moto Guzzi, S.p.A. ("Moto Guzzi"), an Italian manufacturer of luxury and high-performance motorcycles, the exclusive U.S. and French importer/distributors of Moto Guzzi products and L.I.T.A., S.p.A., an Italian manufacturer of welded steel tubes used principally in the automobile and furniture industries, and provides temporary management services to troubled businesses located primarily in Italy. The Company also owns a minority interest in Moto Guzzi's German importer, and owns commercial real estate which is being disposed as and when opportune. The Company was incorporated in Maryland in 1917.

Moto Guzzi

      Moto Guzzi is a leading Italian manufacturer, marketer and distributor of performance and luxury motorcycles and motorcycle parts, marketed under the "Moto Guzzi(R)" brand name.

      Moto Guzzi's primary product offerings in 1998 included the following models:

      o   California EV         Guzzi's classic custom/cruiser with a 1064 cc
                                engine and traditional lines.

      o   Nevada Club           A lower riding cruiser with a 744 cc engine and
                                chrome accents.

      o   V10 Centauro          A custom performance bike with a powerful 992 cc
                                4-valve air-cooled engine.

      o   1100 Sports Corsa     A sleek sports bike with modem lines and a 1064
                                cc engine.

      o   Quota                 Guzzi's new entrant into the street enduro
                                segment.

      o   Police Bikes          Variations of Moto Guzzi's models targeted at
                                government agencies, national and local police forces and highway patrols.

       The "custom" is a class of motorcycle designed for short trips in an urban setting, and is distinguished by its very stylized design and upright seating position. The term is commonly used in Europe. The "cruiser" class is similar to the "custom" in use but is more commonly used in the

United States. It is somewhat more aggressive in its styling, has greater performance characteristics and has greater variation in rider position than "custom" motorcycles. The "street enduro" class is the motorcycling equivalent to the sport utility vehicle class of automobiles. These motorcycles, while designed for ordinary road riding, have some off-road capabilities, such as a taller frame with greater ground clearance than cruiser or custom bikes, a longer traveling suspension system to absorb off road bumps, and a higher seat position. "Sport" bikes are designed for high performance and imitate the design of professional racing machines.

      History and Recent Developments

      Approximately 61% of the common stock of Moto Guzzi is owned by the Company through its 84% owned subsidiary, O.A.M. S.p.A.

      Established in 1921, Moto Guzzi is one of the oldest motorcycle brands in the world. Between 1921 and 1966, Moto Guzzi operated as an independent privately owned entity. In 1972, Moto Guzzi was acquired by the Company, then called De Tomaso Industries, Inc. Because management attention was principally focused on De Tomaso's other operating units, especially its former Maserati S.p.A. automobile subsidiary, limited investment was made in Moto Guzzi's product design and development activities and its manufacturing operations. Sales declined from a high of 46,487 units in 1971 to 3,274 units in 1993. Moto Guzzi has experienced continuous losses for the last eleven years, and has not generated cash from operations for over three years.

      Strategy.

      Moto Guzzi's strategy is to increase sales volumes and gross profits by:

      o     focusing on the breadth, quality and design of its product offerings

      o     increasing its marketing activities

      o     enhancing its distribution network and

      o     leveraging its brand name.

      Moto Guzzi believes that its reputation and rich tradition as a technological innovator and quality manufacturer provides a solid foundation. Moto Guzzi has built a loyal customer base over the past 77 years through the outstanding performance and reliability of its motorcycles, as well as its strong distribution network. The current customer base ranges from professional motorcycle enthusiasts to government agencies, police departments and highway patrols around the world.

      Moto Guzzi intends to build on its existing product family platforms and to develop new platforms which will be the basis for the Company's next generation of motorcycles. New power trains, which represent a significant part of planned development activities, typically require at least three years' development time. In the interim, new motorcycles based on the current product platforms will be periodically introduced. The focus of these intermediate offerings will be significant improvements in quality, performance and refinement.

      The U.S. market represents the largest expansion opportunity for Moto Guzzi. Approximately half of all motorcycles sold in the U.S. are in the large-engine motorcycle segment. Between 1996 and 1997, U.S. registrations of this segment of the market increased by 14.8% to 190,200 units. Moto Guzzi plans to implement an aggressive marketing campaign targeted at U.S. consumers that is designed to build brand value and name recognition, and to emphasize the technical and design strengths of Moto Guzzi's motorcycles.

      In the United States, Moto Guzzi also plans to expand and enhance its distribution network. In addition to increasing the size and quality of its dealer network, Moto Guzzi also plans to introduce new sales incentives programs for dealers, and a floor plan financing program. Other innovations that either have or will be introduced in the U.S. included customer purchase financing and an extended three year warranty program.

      While public administration sales have traditionally been a stable source of revenue for Moto Guzzi, its management believes that there are unexploited growth opportunities in this market and plans to refocus its sales and marketing efforts in this product category.

      Finally, Moto Guzzi plans to leverage the "Moto Guzzi" brand by expanding into new products, markets and services that also offer the opportunity to enhance its brand awareness and brand image. Moto Guzzi currently sells a limited line of non-motorcycle merchandise. In the future, Moto Guzzi plans to introduce a range of branded accessories such as hats, jackets, shirts and luggage. Moto Guzzi also plans to exploit opportunities to license the "Moto Guzzi" brand name to manufacturers and suppliers of other products and services.

      If Moto Guzzi were to proceed on all of the projects it is currently evaluating to achieve its goals, it estimates that approximately Lit. 50 billion of development and capital expenditure would be required over the next few years to refurbish its plant to make it more competitive and for investments in information technology and systems. Cash flows from operations, however, are not anticipated to be sufficient to entirely finance such expenditures. The Moto Guzzi product development programs, therefore, will be, in part, determined by its ability to raise further financing from outside sources.

      Industry Generally. Historically, the motorcycle had been an "entry level" form of transport which has been supplanted by the automobile, Over recent years, the industry has become established as a recognized leisure industry in developed markets and Moto Guzzi's current range of motorcycles, being larger and more expensive, are principally targeted at the leisure segment of the vehicular industry. The Company's management believes that the recent recognition of motorcycling as an acceptable leisure activity is one of the major factors behind the steady growth in Moto Guzzi's market segment over the last three years.

      Manufacturing. Moto Guzzi today manufactures a high priced line of motorcycles, and distributes parts and accessories, under the trademark "Moto Guzzi(R)." Moto Guzzi motorcycles vary in engine displacement from 350cc to 1,100cc. Moto Guzzi has, in recent years, concentrated development and sales efforts on its largest motorcycles, having engines of 750cc or larger but, as part of its growth plan, it is currently examining the lower-cost, small engine market. Moto Guzzi parts were distributed through Centro Ricambi, a 100% owned subsidiary of Moto Guzzi until it was merged into Moto Guzzi in 1997.

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

      Seasonal Nature of Business. Moto Guzzi's business is affected by seasonal factors. Retail market demand is highest in the spring and early summer, whereas most sales to the Italian government generally take place in the last quarter of the year. Moto Guzzi, like most Italian companies, traditionally shuts down production in August of each year and traditionally also has reduced production over the Christmas holidays and in the period immediately following, while inventory is being taken. As part of its effort to increase overall production levels, Moto Guzzi did not suspend production during the December 1997-January 1998 period of physical inventory taking.

      Compliance with Governmental Regulations. Moto Guzzi, along with other motorcycle manufacturers, incurs substantial costs in designing and testing products to comply with safety and combustion emissions requirements of the various localities and countries where their products are sold. These standards have added, and will continue to add, substantially to the price of the vehicles. Competitive pressures, importation expenses and importers' margins, however, have kept export prices lower than domestic Italian sales prices.

      All Moto Guzzi motorcycles produced for sale are manufactured with the intent to comply with all applicable governmental safety standards. All current Moto Guzzi models comply with all emission standards applicable in all countries in which they are sold. As new laws or regulations are adopted, Moto Guzzi will assess their effects on current and future models and the cost of achieving compliance with them.

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

      Backlogs. At January 1, 1999, Moto Guzzi had firm orders for 273 units, aggregating approximately Lit. 3 billion, which has not yet been delivered. Moto Guzzi does not have open orders for the full 1999 year for the Italian market where it acts directly selling motorcycles to concessionaires and where it estimates demand based on research by its sales and marketing departments. Open export orders are subject to cancellation without penalty. Open export orders subject to cancellation and anticipated Italian demand, will once again exceed production capacity.

      Raw Materials and Components. There are many reliable sources for most motorcycle raw materials, including aluminum for power train components. However, some significant components are available from only one or two sources. In 1996, 1997 and 1998, situations arose where Moto Guzzi's suppliers were unable to make timely deliveries of needed components due to production problems incurred by such suppliers. All such delays adversely affect motorcycle production. Because of low volumes of components typically ordered by Moto Guzzi, it is impractical for Moto Guzzi to identify and secure alternative sources on short notice. In 1998, delivery of some components was delayed as a result of design changes made by Moto Guzzi and due to the company's shortage of liquidity. All of there delays adversely affect motorcycle production and, in recent years, have likely resulted in lost sales due to the seasonality of order placement.

      While the cost of imported raw materials is affected by variations in the value of the Italian Lira relative to the currencies of Italy's primary trading partners, currency exchange rates have not had a significant adverse effect on costs and price competitiveness in 1996, 1997 or 1998. However, Japanese motorcycle manufacturers have enjoyed a competitive price advantage compared to Moto Guzzi because of the weakness of the Japanese yen. On January 1, 1999, Italy joined ten other European countries in adopting the Euro as the standard European currency. The currencies of all participating countries was then fixed against the Euro. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Research, Development and Continuing Engineering. Moto Guzzi, while continuously engaged in product improvement and development, has significantly increased its commitment to develop new products. Aggregate research and development expenditures by Moto Guzzi were approximately Lit. 4,336 million in 1998, compared to Lit. 3,125 million in 1997 and Lit. 1,177 million in 1996. Expenditures in 1998 related primarily to development of models scheduled for 1999 production. On-going programs relate to specific models under development and, more generally, developing more powerful two-cylinder air-cooled and other engines with improved performance and durability characteristics, superior braking systems, suspensions, frames, transmissions and other components applicable to two-wheeled vehicles.

      Sales, Marketing and Inventory. Moto Guzzi primarily markets its products through advertising in trade publications, participation in promotional events and fairs, attendance at trade shows and from editorial coverage in trade and general circulation press. All sales are invoiced in Italian lire except sales to the United States which are invoiced in U.S. dollars. Prices are customarily reviewed and are increased to cover increases in production costs at periodic intervals and in light of prevailing exchange rates. Italian prices for motorcycles traditionally have been higher than export prices. In 1997, Moto Guzzi generally maintained its selling prices in order to maintain market share, and increased prices by approximately 5% effective April, 1998. Export sales continued to reflect lower margins than domestic Italian sales due to importer margins and transportation costs which cannot be passed through to consumers by higher retail prices. But the difference did not affect Moto Guzzi's marketing strategy or minimize the importance to it of the export market. See Note 18 of Notes to Consolidated Financial Statements.

      Moto Guzzi is not affected by any unusual industry practices relating to returns of merchandise or extended payment. It is obliged to maintain 10 years' inventory of parts for all motorcycles sold to Italian government agencies and, in common with many other motor vehicle manufacturers, maintains significant spare parts inventories for commercial reasons. Like others in its industry, Moto Guzzi sells motorcycles under open purchase orders rather than long-term contracts. By scheduling production in anticipation of fulfilling such orders, it may end a given year with substantial inventory if orders are canceled or delivery not taken.

      Distribution. Moto Guzzi maintains a distribution network throughout Italy of over 120 independent dealers. No single Italian dealer accounted for more than 5% of the sales of Moto Guzzi in 1998. The Italian dealers who distribute Moto Guzzi motorcycles generally handle other brands as well.

      In 1998, a single importer-distributor acted as exclusive importer-distributor for Moto Guzzi in each of Argentina, Australia, Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Greece, Holland, Japan, Luxembourg, Malaysia, Malta, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom, and the United States.

      Moto America is Moto Guzzi's exclusive importer-distributor in the United States. Until 1996, when it was acquired by the Company and later transferred to Moto Guzzi Corp., Moto America was an independent business. Today, Moto America distributes through a network of 138 dealers.

      In November 1996, Moto Guzzi replaced its independent French importer-distributor with a newly created wholly-owned subsidiary of Moto Guzzi, which commenced operations in February 1997, and now operates through approximately 80 dealers. The French distributor is now a wholly-owned subsidiary of Moto Guzzi Corporation.

      Moto Guzzi also owns a 25% equity interest in MGI GmbH, a German corporation which became the exclusive importer-distributor of Moto Guzzi motorcycles and spare parts on January 1, 1997. Moto Guzzi has the right to acquire up to a total of 90% of the equity interest of the new distributor within three years. Until December 1996, Moto Guzzi also owned a 25% equity interest in A+G Motorad GmbH ("A+G"), a German corporation, the majority of the shares of which is owned by Aprilia S.p.A., another Italian manufacturer of motorcycles with small displacement engines. A+G distributed the motorcycles of both Moto Guzzi and Aprilia in the German market in 1996, but was replaced as the Moto Guzzi distributor in 1997 by MGI GmbH.

      Moto Guzzi provides support to its worldwide dealer network by, among other things, operating a technical training and support facility at Mandello del Lario. All dealers are required to attend training courses at the inception of their relationship, and periodically thereafter.

      Set forth below is a chart illustrating percentage of motorcycle sales revenues attributable to various geographic areas in the three most recent fiscal years. Sales outside Italy in 1998 were approximately Lit. 50 billion, representing 63% of total unit sales.

                               Moto Guzzi Sales
                                                       Year Ended December 31
                                                       ----------------------
      Geographic Areas                                  1998     1997    1996
      ----------------                                  ----     ----    ----
      Italy ........................................     37%      37%     37%
      Europe (other than Italy) ....................     43%      46%     43%
      United States ................................     13%      13%      7%
      Elsewhere ....................................      7%       4%     13%

      Competition. The sale of motorcycles is a highly competitive business, with competition typically coming from all powered passenger vehicles, as well as motorcycles. The overall motorcycle market in Italy (excluding scooters) grew in 1998, with new vehicle registrations increasing by approximately 27.4% compared to the same period in 1997. Moto Guzzi maintains an extremely small share of the world-wide motorcycle market, which is dominated by many of the same manufacturers that predominate in Italy. Many of such companies are far larger and better capitalized, with greater name recognition. Moto Guzzi competes principally through such intangible qualities as performance, reputation and quality of manufacture, areas in which its competitors also excel.

      The Italian market today remains dominated by large, well-financed Japanese manufacturers. A number of Italian and foreign manufacturers, principally Cagiva, Honda, BMW, Yamaha, Kawasaki and Suzuki, sell their products in the Italian market. In 1998, according to data from the Italian Ministry of Transportation, the Italian market shares of the principal competitors of Moto Guzzi on a unit basis, excluding scooters, were as follows:

                                                                  Motorcycles
                                                                  with engines
                                                      All         larger than
                                                   Motorcycles       700cc
                                                   -----------       -----
   Honda .......................................      22.3%          21.7%
   Yamaha ......................................      15.7%          14.0%
   Suzuki ......................................      13.1%          12.4%

                                                                  Motorcycles
                                                                  with engines
                                                      All         larger than
                                                   Motorcycles       700cc
                                                   -----------       -----
   Ducati ......................................       9.5%          13.0%
   BMW .........................................       8.1%          15.4%
   Kawasaki ....................................       7.3%           7.0%
   Aprilia .....................................       7.0%           0.3%
   Harley Davidson .............................       2.8%           7.0%
   Moto Guzzi ..................................       2.4%           5.0%
   Cagiva ......................................       2.1%           0.7%
   Others ......................................       9.5%           3.7%

      Product Liability. Moto Guzzi's business exposes it to possible claims for personal injury from the use of its products. Moto Guzzi maintains liability insurance with a per-occurrence and aggregate one-year claim limit of Lit. 18,000 million. Although no claims have been made against the subsidiary in excess of insurance coverage, there can be no assurance that such claims will not arise in the future or that the insurance coverage will be sufficient to pay such claims. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

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

      Employees and Employee Relations. Relations with Moto Guzzi employees are considered by management to be good. At December 31, 1998, Moto Guzzi had 332 employees, compared to 360 at December 31, 1997, including employees of Centro Ricambi, merged into Moto Guzzi in 1997, of whom approximately 82% were engaged in factory production and the balance in various supervisory, sales, purchasing, administrative, design, engineering and clerical activities. Resolution of the national metal workers union contract in 1997 resulted in a one-time payment to workers of Lit. 900,000 ($588) in respect of periods prior to the date of the new agreement. An increase in Moto Guzzi's use of outsourced components and a shortage in components needed for production reduced overtime hours to 2.7% of total hours in 1998 compared to 5.2% in 1997.

      Moto Guzzi was not subjected to any significant local work stoppages or strikes in 1998. The "national" contracts are open for renegotiation in 1999 and such renegotiation has resulted in, through May 26, 1999, strikes against Moto Guzzi totaling 22 hours and a suspension of overtime availability.

      Under Italian law, persons in a company acquire the right to severance pay based upon salary and years of service. At December 31, 1998, Moto Guzzi was obligated to pay employees an aggregate of Lit. 7,573 million, and Lit. 8,003 million at December 31, 1997. See Note 2 of Notes to Consolidated Financial Statements of the Company.

L.I.T.A.

      Background. On July 25, 1995, the Company, through one of its Italian subsidiaries, acquired L.I.T.A. The Company's temporary management business unit had been retained to manage L.I.T.A. after a material decline in L.I.T.A.'s operations, and to oversee its sale to a third party to be identified by the unit. The stock of L.I.T.A. was acquired at a cost of Lit. 615 million, representing a discount of approximately Lit. 1,600 million from the book value of L.I.T.A.'s assets of Lit. 2,264 million.

      Manufacturing. L.I.T.A. manufactures plain and perforated welded specialty steel tubes used principally in the automotive and furniture industries. The subsidiary's 10,000 square meter factory in Torino has a two-shift production capacity of approximately 15,000 tons. Beginning in 1996, after the Company's management intervention, L.I.T.A.'s production equaled 80% of capacity; in prior years, however, production rarely reached 60% of capacity.

      Impact of Changing Prices and Currency Movements. Steel prices have a material effect on the business of L.I.T.A. Finished product prices are affected by the cost of steel; market and competitive pressures are such that selling prices react quickly to changes in the price of steel. Steel prices increased modestly early in 1998, stabilized at mid-year, and declined slightly towards the year-end. To the extent permitted by competition, L.I.T.A. seeks to pass increased costs from changing prices on to its customers by increasing selling prices. The increase in steel prices early in 1998, however, were not passed on to customers.

      Exchange rates historically did not have a significant effect on the business of L.I.T.A., as export sales were not significant to overall sales. Export sales in 1998 amounted to 28.5% of sales and L.I.T.A. is seeking to increase such sales. As export sales continue to increase, L.I.T.A. will become more sensitive to exchange rates between Italy and the countries of export.

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

      Research and Development. L.I.T.A.'s actual annual and forecast research and development expenditure is less than 1% of actual and projected revenues. The low level of expenditures was possible because L.I.T.A. manufactures according to a well-known and relatively uncomplicated process.

      Sales and Marketing. L.I.T.A. distributes its products directly in all countries except in the U.K., where it distributes through exclusive agents and in certain regions of Italy (which represent approximately 20% of net sales). See Note 19 to Consolidated Financial Statements.

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

      Export Sales. L.I.T.A. did not have significant export sales prior to 1996. In 1998, 71.5% of net sales were made in Italy, and most of the remaining 28.5% were made elsewhere in Europe. In 1997, 82% of net sales were made in Italy, and most of the remaining 18% were made elsewhere in Europe.

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

      Number of Employees. Labor relations with L.I.T.A.'s employees are considered by management to be excellent. L.I.T.A. was not subjected to any strikes or work stoppages in 1997 or 1998. As of December 31, 1998, L.I.T.A. had 36 employees, of which 28 are engaged in production and 8 in management, sales and administrative roles. At December 31, 1998, the amount of L.I.T.A.'s severance pay obligation to employees was Lit. 1,000 million.

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

Commercial Real Estate Development

      The Company acquired a real estate portfolio in 1995 which it has been disposing of and will continue to seek to liquidate at opportune times.

      In June 1996, the Company sold its 66.7% equity interest in Immobiliare Broseta S.r.l. which owns industrial and commercial holdings and additional surrounding land aggregating approximately 66,000 square meters in Bergamo, Italy to its then 25%-owned affiliate Domer S.r.l. The remaining 33.3% equity interest in Immobiliare Broseta S.r.l. was owned by Interim S.p.A., a subsidiary of Domer and was transferred to Domer. The Company had sought offers from third parties through an independent broker and the sale price of Lit. 5,200 million offered by Domer was the highest of the offers received. Domer issued a promissory note for Lit. 1,800 million of the sale price, due December 31, 1996, which note was subsequently extended for another year, bearing an interest rate equal to the official Lira discount rate plus 3%. The balance due of Lit. 3,400 million was to be received from the sales of apartments to be developed from the Immobiliare Broseta property when such sales occurred or on June 30, 1999, whichever occurred earlier. This amount of Lit. 3,400 million carried an interest rate of 6%, payable bi-annually, was accounted for at its estimated net present value of Lit. 2,908 million, applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. The book value of the 66.7% interest in Immobiliare Broseta S.r.l. was Lit. 4,708 million and no gain or loss was recorded on the transaction.

      In December 1997, the Company entered into an agreement to dispose of its 25% interest in Domer and the promissory notes due from Domer deriving from the Company's 1996 disposal of Immobiliare Broseta described above. The consideration for such sale consisted of Lit. 2,900 million in cash, of which Lit. 1,400 million was paid on December 31, 1997 and Lit. 1,500 million on March 31, 1998, plus the proceeds of sale of 45,977 shares of the Company's Common Stock, plus the proceeds from the sale of certain apartments located in Bergamo. The Company received Lit. 1.1 billion in installment payments from the sale of apartments in 1998.

      The Company estimates that the aggregate of the consideration received and to be received will at least equal the aggregate carrying value of Lit. 6,238 million of the 25% interest in Domer and the promissory notes due by Domer to the Company.

      On April 15, 1997, the Company sold its interest in Finprogetti Investimenti Immobiliare S.p.A., ("FII"), the Italian entity which had owned commercial property at Cologne, Italy. In addition to assuming all of the mortgage indebtedness to which the property was subject, the purchaser agreed to pay to the Company approximately Lit. 6,178 million, of which Lit. 4,468 million was paid in cash in 1997. The balance was paid on December 31, 1997 by delivery of 120,000 shares of Common Stock of the Company.

      The Company owns an 80% interest in unimproved land aggregating 2,539,020 square meters near Cagliari (Sardinia), Italy which had a book value at December 31, 1998 of Lit. 3,500 million, net of reserves for risks connected with the permitted use of the land and its development. An option held by an unaffiliated third party to purchase the Company's interest in this land, for an amount above book value, expired unexercised on June 30, 1996. The land has development potential for tourism or residential purposes and the Company is exploring its disposition.

      The Company owns 99.9% of Pastorino Strade S.r.l., which owns concession rights for 196 spaces in a municipal parking garage in Genoa, Italy. The Company agreed to dispose of the concession rights in April 1999. The book value of the concession rights was lowered to Lit. 1,600 million at December 31, 1998, reflecting the sale price agreed to.

Recent Transactions

      1999 Merger of Moto Guzzi Corp.

      On March 5, 1999, the Company's majority owned subsidiary, Moto Guzzi Corp., a holding company which in turn owned all of the equity interest in Moto Guzzi and Moto America, merged into North Atlantic Acquisition Corp., a special type of public shell corporation. North Atlantic was then renamed Moto Guzzi Corporation. As a result of the merger, the Company, through its 84%-owned OAM subsidiary, became the owner of 61% of the common stock of Moto Guzzi Corporation, which is now, in turn, the owner of Moto Guzzi and Moto America. From the Company's perspective, the merger was a means to make available approximately $8 million in equity capital for Moto Guzzi's operations and capital needs. The common stock of the newly acquired Moto Guzzi Corporation subsidiary is quoted on the over-the-counter market, commonly called the Bulletin Board Pink Sheets, under the symbol "GUZI." See "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and
Note 22 to Notes to Consolidated Financial Statements.

      Transfer of Controlling Interest to Tamarix.

      On May 2, 1997, Finprogetti, S.p.A., then the largest shareholder of the Company, sold to Tamarix Investors, LDC, a Cayman Islands limited duration company, 900,000 shares of the Company's common stock. Subsequently, Finprogetti sold to Tamarix an additional 100,000 shares of common stock it owned. In addition, Finprogetti delivered the resignations from the Company's Board of Directors of certain persons it had nominated. In connection with the foregoing the Company (a) engaged Tamarix Capital Corporation for three years to provide certain financial advisory services to the Company at a cost of $200,000 per year, payable quarterly, plus reasonable expenses, (b) issued to Centaurus Management LDC, a Cayman Islands limited duration company and the manager of Tamarix, a warrant to purchase 1,250,000 shares of common stock with an exercise price equal to the offering price per share of common stock exercisable for a three-year period, (c) registered the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants, and (d) caused the By-Laws or the Certificate of Incorporation of the Company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of the three classes, (ii) provide for a representative of Tamarix to be Chairman of the Board of the Company, (iii) provide that Tamarix's consent will be required to further amend the Company's Certificate of Incorporation, and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include three Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix. As financial advisor, Tamarix will, among other things, identify potential investment or acquisition opportunities for the Company, and sources of capital for the Company and its subsidiaries.

      In March 1998, the agreement engaging Tamarix Capital Corporation as financial advisor was amended to provide the advisor corporation with $90,000 plus 32,000 shares of common stock and an option to purchase 17,000 shares of common stock at $5.00 per share.

      In March 1999, Tamarix underwent an internal restructuring as a result of which it transferred to former Tamarix equity interest holders all but 365,079 of the shares it had acquired from Finprogetti. See Note 1 of Notes to Consolidated Financial Statements.

Structure of the Company

      The following chart depicts the current structure of the Company.

      The following is a textual summary of the current organizational chart of the Company.

      The Company owns 100% of the equity interest in Temporary Integrated Management, S.p.A., an Italian corporation, and a 99.9% equity interest in Trident Rowan Servizi S.p.A. ("TRS"), an Italian corporation.

      TRS owns an 83.92% equity interest in O.A.M. S.p.A. ("OAM"). an Italian corporation.

      OAM owns a 61.1% equity interest in Moto Guzzi Corporation, a 100% equity interest in Trident Rowan International S.A., a Luxembourg corporation ("TRI"), a 99.9% equity interest in Pastorino Strade, S.r.l. and an 80% equity interest in Grand Hotel Bitia S.r.l. TRI owns the remaining 0.1% equity interest in Pastorino Strade.

      TRI owns a 99.6% equity interest in L.I.T.A. S.p.A. OAM owns the remaining 0.4% interest in L.I.T.A.

      Moto Guzzi Corporation owns a 100% equity interest in Moto Guzzi S.p.A. ("Moto Guzzi"), an Italian corporation, and 100% of the equity interest in Moto America, Inc., a North Carolina corporation, and 100% of the equity interest in Moto Guzzi France, S.A., a french corporation.

      Moto Guzzi owns a 25% equity interest in MGI GmbH, a German corporation.

Item 2. Properties

      The following facilities were in 1998, and are presently, leased or owned by the Company in the active conduct of its business:

      (a) 1,700 square feet of office space at Two Worlds Fair Drive, Franklin Township, Somerset, NJ 08873, in which are located the United States administrative office of the Company, and which is occupied under a lease expiring in 2001, at a monthly rental of approximately $2,200.

      (b) Factory and office facilities owned in fee and located in Mandello del Lario, Italy in a group of one, two and three story buildings aggregating 54,550 square meters, and which is used by Moto Guzzi. This facility is currently operating at approximately 55% of production capacity calculated as a percentage of available space.

      (c) Moto Guzzi's parts distribution facility is located at a 3,683 square meter facility in Modena, Italy, under a lease expiring in 2002. The current year lease obligation is Lit. 245 million, and is subject to incremental annual increases.

      (d) Offices aggregating 480 square meters in Milan, Italy, are leased from an entity affiliated with Francesco Pugno Vanoni, the former Chairman of the Board of the Company, and his brother, at a cost of Lit. 161 million in 1998 under a lease expiring on August 31, 2000. The rental is believed to be comparable to rents paid for similar facilities elsewhere in Milan.

      (e) Unimproved land aggregating 2,539,020 square meters in Cagliari, Italy. The Company, through OAM, owns an 80% interest therein, and is exploring its disposition.

      (f) Factory and related commercial facility aggregating approximately 10,000 square meters in Torino, Italy leased by L.I.T.A., at an annual rental of Lit. 516 million in 1998 and used at approximately 80% of present production capacity, based on present equipment in place.

Item 3. Legal Proceedings

      The Company and its subsidiaries are involved in litigation in the normal course of business. Except as follows, management does not believe that an adverse result in any such action would have a material adverse effect on the Company.

      In August 1998, an action, entitled "Rawlings Sporting Goods Co., Inc. v. Trident Rowan Group, Inc.," was commenced in the United States District Court for the Northern District of New York by the owner of property located in Salisbury, New York, seeking to hold the Company liable for costs that the owner (Rawling Sporting Goods Co.) has allegedly incurred and will incur in the future in response to the release or threatened release of allegedly hazardous substances on land allegedly owned and operated by the Company 29 years ago. While the action is only in the preliminary stages and it is too early to assess the likelihood that the Company will suffer any liability, the Company believes it has meritorious defenses to the action and will contest all claims vigorously. An answer has been filed denying all liability.

      In June, 1997, the Company was notified that an action had been commenced against it in the Court of Common Pleas, a Pennsylvania state court situated in Philadelphia, entitled "John Wilson et ano. v. Trident Rowan Group, Inc. et ano," an action eventually consolidated with a related, companion action against other parties. As a result of detailed communications over the ensuing months between plaintiff, the Company, the Company's insurer, and defense counsel appointed by the insurer, it was learned that the plaintiff was seeking damages for serious burn injuries alleged to have been sustained by the plaintiff in 1996 from working with a starter unit claimed to have been manufactured in the 1950's by a company once owned by a predecessor of the Company.

      In mid-1998, approximately one year after the onset of the litigation, the Company's insurer notified the Company that it was disclaiming coverage and defense of the suit. The Company then retained new counsel to defend it in the action, which is currently in the pre-trial discovery stage. To date, no specific damage amount has been demanded by the plaintiff.

      The Company believes that it has meritorious defenses to the personal injury action, which is predicated on a claim that the machinery in question was defective in its design, manufacture or the warnings as to its use. If, after an eventual trial, liability is, nevertheless, found against the Company, it is possible that substantial damages could also be awarded, although it is premature to evaluate the amount of such an award. The Company also believes that if it is ultimately held liable for any injuries, third parties who have had greater responsibility for the machinery in question will in turn be liable to it.

      In March 1999, the Company separately brought suit against the insurer to compel it to resume coverage of the underlying claim and to assume the costs of defense of the personal injury action. That action, entitled "Trident Rowan Group, Inc. v. Travelers Casualty" is pending in the United States District Court for the District of New Jersey and is in its preliminary stages. Although the Company believes that it is likely to prevail on the merits of the action against the insurer, there can be no assurance that it will ultimately be awarded a judgment in its favor.

      If the Company is held liable for substantial damages in the personal injury claim, is unsuccessful in compelling its insurer to defend and cover that claim, and if the Company is additionally unsuccessful in its efforts to hold third parties liable to answer for the injuries sustained by the plaintiff, or if such third parties are unable to respond to the Company in damages, the Company is likely to be unable to satisfy any significant monetary judgment from its liquid assets, and its other assets, consisting primarily of its equity interest in Moto Guzzi Corporation, could be at risk.

Item 4. Submission of Matters of Vote of Security Holders

      None

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      From August 22, 1996 until June 5, 1997, the Company's common stock traded on the Nasdaq SmallCap Market under the symbol TRGI. The reported prices represent inter-dealer prices, which do not include retail mark-ups, mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. From June 5, 1997 until March 17, 1999, the common stock and the newly issued warrants traded on the Nasdaq National Market. Since March 18, 1999, the stock and warrants have been quoted in the Over-The-Counter market Bulletin Board.

                                  Common Stock

                                                            Bid Prices
                                                            ----------
                                                       High Bid    Low Bid
                                                       --------    -------

      1996

      1st Quarter ..................................    11         10 3/8
      2nd Quarter ..................................    10 3/4      9 3/4
      3rd Quarter ..................................    10 3/4      9
      4th Quarter ..................................    10 3/4      8

      1997

      1st Quarter ..................................     9 1/2      7 3/8
      2nd Quarter ..................................     8 1/2      4 7/8
      3rd Quarter ..................................     7 1/4      4 1/8
      4th Quarter ..................................     7 1/8      4 15/16

      1998

      1st Quarter ..................................     6 3/4      3 9/16
      2nd Quarter ..................................     7 1/2      5
      3rd Quarter ..................................     6 9/16     4
      4th Quarter ..................................     5 7/16     3

      1999

      1st Quarter ..................................     7          4 1/2

                                    Warrants

                                                            Bid Prices
                                                            ----------
                                                       High Bid    Low Bid
                                                       --------    -------

      1997

      2nd Quarter from June 5 ......................     1 1/8        3/8
      3rd Quarter ..................................     1 7/16       11/32
      4th Quarter ..................................     1 3/8        3/4

      1998

      1st Quarter ..................................     1            7/16
      2nd Quarter ..................................     1 7/16       3/4
      3rd Quarter ..................................       15/16      3/8
      4th Quarter ..................................       27/32      3/16

      1999

      1st Quarter ..................................     1 1/8        9/16

      As of May 6, 1999, there were 1,004 holders of record of the Company's common stock.

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

Item 6. Selected Financial Data

      The selected consolidated financial data set forth below for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Company's audited financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such financial statements, including the notes thereto, included elsewhere in this Form 10-K.

                                               Year ended
                                              December 31,
                                                  1998                                  Year ended December 31,
                                                  ----                                  -----------------------
                                                 US $000'          1998           1997           1996           1995           1994
                                               (Except per         ----           ----           ----           ----           ----
                                               share data)          (Millions of Italian Lire - except for per share amounts)
Net Sales ................................       $66,691   Lit. 110,441        103,369         96,806         72,253         51,994
Net loss .................................       (15,109)       (25,019)       (22,477)       (15,001)        (6,980)        (3,277)
Basic loss per share from
continuing operations before
extraordinary items ......................         (3.30)        (5,458)        (4,886)        (3,268)        (2,065)        (1,593)
Fully diluted loss per share .............         (3.30)        (5,458)        (4,886)        (3,268)        (2,065)        (1,593)
Total assets .............................        70,753        117,165        145,755        156,512        182,830        118,661
Long-term debt ...........................         8,609         14,257          7,144         16,468         18,098          5,004
Cash dividends paid per
common share .............................                              Dividends have not been paid in the past.

1 The above information for the year ended December 31, 1998, expressed in Italian Lire, has been translated into U.S. Dollar equivalents in thousands of dollars (except for per share amounts), at the rate of exchange prevailing at December 31, 1998.

Exchange Rates

      Since all of the production, and much of the sales of the Company, occur in Italy, the Company's primary financial statements are reported in Italian Lire, the functional currency of the Company as defined by generally accepted accounting principles. U.S. Dollar translations are provided solely for the reader's convenience and have been made at the approximate rate of 1,656 lire to the dollar as of December 31, 1998.

      Prior to September 1992, the Bank of Italy maintained the value of the Lira within the narrow band contemplated by the Exchange Rate Mechanism (the "ERM") of the European Monetary System (the "EMS"). On September 17, 1992, in response to strong downward pressure on the exchange rate of the Lira against other EMS currencies that continued despite intervention by the Bank of Italy and the central banks of the other nations participating in the EMS, the Italian Government, in consultation with the Bank of Italy, suspended the Lira from the ERM. Following this suspension, the value of the Lira immediately declined by approximately 20% against the main

EMS currencies with similar consequent depreciation against the U.S. Dollar. The Lira was readmitted into the ERM on November 25, 1996. On January 1,1999, Italy participated as one of 11 European countries in a European common currency, the Euro - See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

      The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in lire per dollar (rounded to the nearest lira):

      Calendar Year                          High   Low   Average  End of Period
      -------------                          ----   ---   -------  -------------
      1998 ..............................   1,823  1,590   1,733       1,656
      1997 ..............................   1,837  1,520   1,703       1,768
      1996 ..............................   1,606  1,499   1,542       1,522
      1995 ..............................   1,767  1,565   1,626       1,588
      1994 ..............................   1,689  1,539   1,612       1,622

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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Portions of the discussion and analysis below contain certain "forward looking" statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, lack of adequate capital to continue operations, market acceptance of the Company's products and services, changes in currency exchange rates, lack of adequate capital to achieve such results, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

General

      The Company's revenues are dominated by the results of Moto Guzzi, its principal operating subsidiary, which represent 76% of 1997 consolidated net sales compared to 78% in 1998. In the past two years, through private and public offerings of securities and through the March 1999 merger of the Company's former Moto Guzzi Corp. subsidiary, the Company permitted Moto Guzzi to raise or committed to Moto Guzzi approximately $17 million in new equity capital to enable Moto Guzzi to begin to make necessary investments in plant, equipment and personnel and to ameliorate liquidity shortages. 1998 Moto Guzzi operating results were adversely affected, however, by delays in introduction of new products in the second half of 1998 and consequent liquidity difficulties and Moto Guzzi was unable to pay suppliers on a current basis. Consequent component supply shortages further adversely affected production and sales until the arrival of liquidity from North Atlantic Acquisition Corp. merger in March 1999. The curtailed production and sales in the second half of 1998 significantly affected the operating results of Moto Guzzi, which recorded operating losses of Lit. 15.6 billion in 1998, compared to losses of Lit. 7.4 billion in 1997. The operating loss included Lit. 4.1 billion of reorganization expenses resulting from decisions taken by the subsidiary to abandon certain planned products and development efforts in recognition of its serious liquidity shortages, lack of sufficient component supply, and its abandonment of its plan to relocate and enlarge its manufacturing facilities.

      The results of L.I.T.A., the Company's steel tubing subsidiary, showed a 13.2% increase in revenues in 1998 from 1997 due to improved and stabilized steel prices and increased volumes, mainly in export markets. This subsidiary recorded a Lit. 1,049 million operating profit in 1998 compared to an operating profit of Lit. 795 million in 1997.

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

      The following discussion of the effect of the Year 2000 on Moto Guzzi's systems is based on management's best estimates, which were derived using numerous assumptions of future events, including the continuing availability of basic utilities and other resources, the availability of trained personnel at reasonable cost, and the ability of third parties to cure noncompliant software and hardware. There can be no guarantee that these assumptions will prove accurate, and accordingly the actual results may materially differ from those anticipated.

      In analyzing its exposure to operational interruption resulting from the advent of January 1, 2000, management of Moto Guzzi segmented its data processing systems into three segments: Production Planning and Logistics; Accounting; and Production Equipment.

Production Planning and Logistics

      Moto Guzzi has completed its assessment of all data processing devices involved in production planning and logistics and has concluded that these systems are Year 2000 compliant.

Accounting

      Operations at Moto Guzzi do not have unique or custom-tailored requirements for their accounting systems. Nonetheless, their accounting systems are not currently Year 2000 compliant. In connection partly with routine system upgrade and maintenance, and partly accelerated upgrade related to the Year 2000 problem, all of Moto Guzzi's accounting systems will be upgraded during the summer of 1999 to Year 2000 compliant status. Appropriate vendors have already been secured for this purpose.

Production Equipment

      Moto Guzzi believes it has identified all of the items of production machinery and related equipment which are critical to uninterrupted operations, and, in December, 1998 began to conduct a comprehensive inventory of all such items which incorporate electronic devices, or which process dates in their ordinary operation, to determine whether such operations will be affected by the Year 2000 problem. Moto Guzzi will contact the relevant vendors promptly upon completion of the inventory assessment to upgrade all deficient items. Because of the nature of the equipment, it is not expected that modifications other than more current and readily available circuit boards of BIOS chips will be required, although that assessment cannot be confirmed until completion of the inventory in second quarter of 1999.

Customer or Supplier Compliance

      Moto Guzzi does not engage in material electronic data interchange with any of its customers or component suppliers. An electronic interface is maintained with one of Moto Guzzi's financial institutions. Moto Guzzi's motorcycle dealers are not believed to be heavily dependent upon computer systems other than in connection with their accounting systems.

      Nevertheless, promptly following completion of its internal production equipment compliance assessment, Moto Guzzi will poll its suppliers and customers to determine their own state of Year 2000 compliance, a process which it expects to complete by July, 1999, and will at that time evaluate the level of exposure Moto Guzzi faces should it be determined that Year 2000 compliance has not been achieved, and does not seem to be timely capable of achievement.

Contingency Planning

      Moto Guzzi has not established a contingency plan to deal with the advent of January 1, 2000 without its own systems having been rendered Year 2000 compliant, because management does not believe that Moto Guzzi faces a material risk that such an event is likely to occur, or, if it occurs, will result in significant interruption in its operations. Moto Guzzi has not yet established a contingency plan in the event a critical service or component supplier or customer will not achieve Year 2000 compliance. Moto Guzzi will reassess the need to establish such a contingency plan if, following its assessment of its customer and suppliers, it appears that one or more critical customers or suppliers will have to curtail business with Moto Guzzi because of that customer or supplier's own Year 2000 exposure. Nevertheless, Moto Guzzi assumes that if a supplier, whether of utility services, such as electricity, or of components, cannot provide it with written assurance of compliance, that compliance will not be achieved. If, in the reasonably possible, if unlikely, event that critical services are affected, such as utilities, telecommunications or banking or if components are unavailable and cannot be obtained from other sources which are compliant. Moto Guzzi will have to curtail its operations.

Total Cost to Achieve Year 2000 Compliance

      Moto Guzzi has, to date, spent an inconsequential amount directly attributable to Year 2000 compliance, exclusive of routine personnel expenses. Moto Guzzi does not expect that the aggregate cost for Moto Guzzi to achieve Year 2000 compliance will exceed approximately Lit. 500 million ($302,000), an amount which is not considered material to Moto Guzzi's operations. Because so many factors are beyond the control of Moto Guzzi, however, there can be no assurance that these costs will not be exceeded. In the worst case scenario where essential services are lost or critical components are no longer supplied, Moto Guzzi will curtail its operations, in which event, the loss of revenues will greatly exceed Year 2000 remediation expenses.

      Potential effects of the proposed European Common Currency on the Company's business

      The Company's businesses are substantially located and operate in Italy. On January 1, 1999, Italy was admitted as one of 11 European countries in a proposed European common currency, the Euro.

      The European Common Currency is expected to have significant effects on the Company's business. Among many potential economic factors, the proposed common currency is expected to increase competition within the common currency zone. Because the adoption of the Euro will require competitive businesses located in different participating countries to price their products in a single currency, the historical ability of such companies to increase or reduce prices with affecting operating results in their home country's currently will be largely eliminated.

      The uniform currency will also likely result in the establishment of new Euro-based pricing points, e.g., Euro 9,999 or Euro 19,999. These new pricing points may differ from the current prices charged for such products, which could be advantageous or disadvantageous to a company, depending upon whether the Euro-based price point is higher or lower than the prices charged before the adoption of the uniform currency. Moto Guzzi will have to re-evaluate its pricing policies and model specifications to most competitively deal with the new pricing points.

      Moto Guzzi also expects that the introduction of the Euro will increase consolidation within industries and industry sectors, as currency translation risks and competitive opportunities diminish within the common currency zone. National regulatory barriers are also likely to fall as participating countries harmonize their rules to promote intra-member commerce and cross-border information exchange.

      The combination of pricing transparency and consolidation is likely to increase competition within the common currency zone generally. To the extent that competitors of Moto Guzzi participate in the expected consolidation, Moto Guzzi may in the future face competitors which are even larger and better capitalized than the competitors it faces now.

      Additionally, interest rates are likely to stabilize across the common currency zone. Interest rates in Italy have fallen since 1997, partly in response to the Euro introduction.

      Moto Guzzi has not yet fully evaluated the ramifications of the adoption of the uniform currency because the Euro-Lire exchange rate was not fixed until January 1, 1999.

      Moto Guzzi also makes significant export sales outside the proposed common currency zone and the prices of certain commodities used in its manufacturing processes may be affected by the value of the Euro. The implementation of the Euro within the common currency zone could have unanticipated consequences on the economics of participant countries which could affect demand for the company's products.

      Adoption of the Euro is expected to take place over a two year transition phase in which initially both the Lire and the Euro would be valid currencies for business transactions in Italy.

      The European Common Currency could have a significant effect on Moto Guzzi's accounting systems which could require significant modification or replacement. Management believes that Moto Guzzi's businesses do not have unique or custom-tailored requirements for accounting systems and that it could rapidly and inexpensively change to "off-the-shelf" systems at an appropriate time if existing systems prove not to be adequate. The Company is not able to evaluate these matters or the effects on international financial and payment systems with which it interacts at the present time. The Company will address these issues during the current year and in 1999 as further guidelines and information become available. Adoption of the Euro would also lead to the Company reporting its results in that currency instead of the Italian Lire from some point in the future, yet to be defined.

Results of Operations
Year ended December 31, 1998 compared to Year ended December 31, 1997

                                                        Year Ended                  Year Ended
                                                    December 31, 1998           December 31, 1997
                                                          Lire m.                     Lire m.
Net sales .....................................    110,441       100.0%        103,369       100.0%
Cost of sales .................................    (97,223)       88.0%        (91,259)      (88.1%)
                                                   -------                     -------
                                                    13,218        12.0%         12,380        11.9%

Selling, general and administrative expenses ..    (24,360)      (22.1%)       (22,990)      (22.2%)
Research and development ......................     (4,336)       (3.9%)        (3,125)       (3.0%)
Impairment losses .............................     (2,688)       (2.4%)        (4,001)       (3.9%)
Reorganization expense ........................     (4,062)       (3.7%)            --          --
Rental income .................................        150         0.1%            477         0.5%
                                                   -------                     -------
Operating loss ................................    (22,078)      (20.0%)       (17,259)      (16.7%)

Interest expense ..............................     (4,989)       (4.5%)        (4,493)       (4.3%)
Interest income ...............................      1,248         1.1%          2,403         2.3%
Other income, net .............................        143         0.1%          2,007         1.9%
                                                   -------                     -------
Loss before income taxes and minority interests    (25,676)      (23.2%)       (17,342)      (16.7%)

Income taxes ..................................       (680)       (0.6%)          (457)       (0.4%)

Minority interests ............................      2,840         2.6%          1,041         1.0%

Amortization of premium for redemption of
 preferred stock of subsidiary ................     (1,503)       (1.4%)        (3,595)       (3.5%)
Charge for issuance of warrants ...............         --          --          (2,124)       (2.0%)
                                                   -------                     -------
Net loss ......................................    (25,019)      (22.7%)       (22,477)      (21.7%)
                                                   =======                     =======

                                        Net Sales            Operating Profit/(loss)
                             -----------------------------   -----------------------
                               1998      change %    1997        1998        1997
Motorcycles                   83,760        3.4%    80,988     (15,577)     (7,435)
Steel Tubing                  23,193       13.2%    20,480       1,049         795
Real estate                       --                    --        (248)        201
Corporate and other            3,775       48.9%     2,535      (4,577)     (6,910)
Impairment Losses                 --                    --      (2,688)     (4,001)
Intersegment eliminations       (287)                 (364)        (37)         91
                             -------               -------     -------     -------
                             110,441        6.6%   103,639     (22,078)    (17,259)
                             =======               =======     =======     =======

Real estate - rentals            150      (68.6%)      477
                             =======               =======

Further analysis of net sales and components of operating loss by industry segment is included in Note 18 to the Company's Consolidated Financial Statements at December 31, 1998.

      Overview

      The increase of 6.6% in consolidated net sales in 1998 compared to 1997 includes increases at both Moto Guzzi and L.I.T.A., discussed below. The increase in corporate and other sales principally results from a significant intervention by Temporary Integrated Management. S.p.A., the Company's management intervention unit, in the first quarter of 1998 on behalf of a Swiss client in connection with its acquisition of a business in Italy.

      As further discussed below, gross margins as a percentage of sales increased slightly from 11.9% to 12%, principally as a result of improvements at L.I.T.A. and T.I.M. which more than offset a decrease in margins, as a percentage of sales, at Moto Guzzi.

      Selling, general and administrative expenses increased 6% in Lire terms in 1998 compared to 1997 and decreased slightly as a percentage of sales. The additional expense principally reflects an increase of 16% at Moto Guzzi connected with continuing efforts to strengthen sales, marketing and management and to expanded overseas distributors, offset by a decrease of 25% in corporate overhead resulting from cost cutting. Selling, general and administrative expenses at L.I.T.A. increased in 1998 compared to 1997, reflecting increased business activities and immaterial reclassification of certain expenses.

      Moto Guzzi, in accordance with its expansion and product improvement plans, also increased research and product development expenditures from Lit. 3,125 million in 1997 to Lit. 4,336 million in 1998.

      In April 1998, Moto Guzzi entered into an agreement with Philips S.p.A. for the purchase by Moto Guzzi of the Philips Vision Industries' plant in Monza, Italy. The agreement, which was subject to the fulfilment of certain conditions including the assent of certain labor unions, expired in accordance with its terms in June 1998, though the parties continued discussions through August 1998. In September 1998, Moto Guzzi terminated the discussions as agreement with labor unions had not been obtained and the delays in closing meant that logistics for transferring activities were no longer favorable. Also in September 1998, the employment contract of Oscar Cecchinato, the managing director of Moto Guzzi was terminated.

      Following these events, the Company reviewed its short-term strategies and product plans, taking into consideration certain proposed products whose introduction into production was connected with the potential new factory and also other new products slated to be introduced in 1999 to replace existing models. Pursuant to this review, the Company recorded Lit. 1,852 million of reorganization costs in the third quarter of 1998. Following unanticipated delays in the closing of the Moto Guzzi Corp. merger eventually consummated in March 1999 (See "Liquidity and Capital Resources" below), management further reviewed its short-term strategies and product plans and recorded an additional Lit. 2,210 million of reorganization charges in the last quarter of 1998. The reorganization charges aggregating Lit. 4,062 million, principally relate to write-offs of tooling and inventory of models which the Company no longer intends to produce in 1999 and costs directly connected with the proposed move of the Company's plant.

      In March 1998, the Company's Board of Director's had decided not to develop its other businesses, to realize liquidity from non-strategic assets and to focus the Company's energies and resources on its Moto Guzzi business. Consequently, the Company recorded Lit. 4,001 million of impairment expense relative to the temporary management intervention business in the 1997 fiscal year. As a result of the Company reaching agreement in 1999 to sell certain parking concessions in Genoa, Italy, the Company has recorded Lit. 2,688 million of impairment expense.

      Rental income decreased by 68.6% in 1998 compared to 1997 following the sale of the Company's most significant rental income producing property in March 1997.

      The increase in operating loss in 1998 compared to 1997 was due principally to reductions in margins, increased selling, general and administrative expenses, increased research and development expenditures and reorganization expense at Moto Guzzi, as outlined below. These changes more than offset increased operating profit at L.I.T.A. and the benefits of reductions in the Company's overhead.

      The Company has recorded decreased interest income of Lit. 1,248 million in 1998 compared to Lit. 2,043 million in 1997 due to a decrease in liquidity and lower interest rates. The decrease in liquidity in 1998 principally reflects the repurchase, in June 1998, of shares formerly owned by the Company's former principal shareholder, Alejandro De Tomaso (the "De Tomaso Shares"), for a total of Lit. 15.6 billion. Interest expense increased from Lit. 4,493 million to Lit. 4,989 million, principally due to increased indebtedness. The significant elements of this increased indebtedness relate to the Company's Moto Guzzi business, where a Lit. 10.0 billion credit line was drawn down in April 1998 and to interest relating to bridge financing for Moto Guzzi provided in October 1998. See "Liquidity and Capital Resources -- Financing Activities".

      There were no significant items in other income in 1998. Other income in 1997 was principally composed of favorable exchange gains which aggregated Lit. 1,984 million, principally relating to bridge financing, until completion of the Company's June 1997 public Common Stock offering, by the Company's Italian subsidiaries to the U.S. parent.

      The Company recorded Lit. 1,503 million in 1998 (1997 - Lit. 3,595 million) as amortization of preferred stock redemption premiums relating to shares of preferred stock of the former Moto Guzzi Corp. subsidiary issued at the end of 1996 and in early 1997. A significant element of this charge results from exchange differences as the contingent redemption obligation was denominated in U.S. dollars. The Company also recorded, in the second quarter of 1997, a charge of Lit. 2,124 million for the issuance of warrants in connection with the 1997 acquisition by Tamarix Investors, LDC of a controlling interest in the Company's common stock from Finprogetti, S.p.A.

      Because Italian companies are taxed in Italy on their individual results and are not able to file consolidated returns, one of the Company's Italian subsidiaries had income tax expense in 1998 and 1997 on interest income and gains on disposals of assets, despite consolidated operating losses from operations in both years. Despite operating losses at Moto Guzzi S.p.A. in Italy, income taxes are accrued, as certain business expenses, principally finance expense and labor costs, are not deductible against income for the purposes of a new income tax, introduced in 1998.

      Moto Guzzi

      Unit sales in 1998 increased 0.9% over 1997 to 5,647 units compared to 5,593 in 1997. Net sales increased by 3.4%, due principally to price increases which were made effective in April, 1998. The price increases were, in part, related to the institution by the Company of a 3 year warranty program introduced in 1998, extended to export sales in nearly all its markets. Previously, the Company had granted a 3% allowance on sales prices to its foreign importers who were then responsible for warranty coverage. Unit sales of the Company's exclusive U.S. importer increased by 5.7% to 719 units and of the Company's exclusive French importer increased by 28% to 581 units from 453 units. Net sales in 1998 also reflected 312 units, approximately Lit. 3,800 million at sales value, of motorcycles manufactured for public administration customers in 1997 and whose sale was planned for December 1997, but for which the necessary technical checks and clearance were not completed until the first quarter of 1998.

      The increase in unit sales in 1998 over 1997 reflects increased sales in the first half of the year (3,207 units compared to 2,889 units) and decreased sales in the second half of the year (2,440 units compared to 2,704 units). The third quarter of 1998 was adversely affected by delays in the introduction of two revised models, the California Special and 1998 Quota 1100, principally resulting from late supply of certain components. Because of reduced sales in this period, Moto Guzzi experienced liquidity shortages in the fourth quarter of 1998 and was unable to pay suppliers on a current basis. This led to further component shortages which further curtailed production and sales. In the last quarter of 1998, unit production decreased 43% to 1,077 units from 1,879 in 1997 and unit sales decreased 26% from 1,137 units from 1,542 units. Management estimates that as a result of these delays some 600 - 800 unit sales were lost in 1998. The liquidity shortages and consequent component supply difficulties continued into March 1999 until completion of the Moto Guzzi Corp. merger into North Atlantic Acquisition Corp.

      The decrease in gross margin as a percentage of sales was principally due to fixed production costs being absorbed over lower production volumes, with units produced falling 10% from 6,234 units in 1997 to 5,614 units in 1998. Also, the 1998 sales price increases discussed above were offset by the cost of the new 3 year warranty policy and, therefore, did not have any positive impact on margins. In 1998, the Company did not pass on material and other cost increases in its sales prices. This decision had been made to support increases in sales volumes which were expected to accrue from the timely introductions of the California Special and 1998 Quota 1100.

      Moto Guzzi also made increased investments in development of new products in 1998 with research and development expenditure increasing from Lit 3,125 million to Lit. 4,336 million.

      Sales general and administrative expenses increased in 1998 compared to 1997 by Lit. 2,209 million or approximately 16%. This reflects increased activities in its U.S. importer (increase of Lit. 268 million or 15%) and its French importer (increase of Lit. 309 million or 37%) as well as increased sales and marketing and general management expense at Moto Guzzi S.p.A. (increase of Lit. 1,642 million or 15%) as the Company continues to redefine and improve its operations in all areas.

      Moto Guzzi's operating loss of Lit. 15,577 million in 1998, compared to an operating loss of Lit. 7,435 million in 1997, can be summarized as arising principally from the following: 1) the decision not to pass on material and cost increases in selling prices; 2) higher incidence of fixed production costs on reduced production volumes consequent to new model introductions and component shortages; 3) increased research and development expenditure; 4) increased marketing, sales and general management in connection with expansion of operations in the U.S. and France and plans to improve all areas of its business; and 5) reorganization costs connected with refocusing of short term strategies and product offerings. Management believes that, if adequate capital for production and marketing can be timely secured, the increased research expenditures, resulting in the two new models introduced in late 1998 and two further new models planned for 1999, along with further investments in strengthening management will, with the capital deriving from the March 1999 North Atlantic Acquisition Corp. transaction described below, generate future benefits.

      L.I.T.A.

      L.I.T.A. recorded a 13.2% increase in net sales in 1998 compared to 1997 due to an increase in volumes of 9.1% and a continued recovery of prices. Export sales grew 53.8% and represented 28.5% of sales volumes in 1998 compared to 18% in 1997. Domestic (Italian) sales of tubes overall decreased 5.8%, though volumes of aluminized tubes, where L.I.T.A. is recognized as market leader, increased 17.2% to 10,877 tons.

      Gross margins as a percentage of sales increased in 1998 to 14.3% from 11.1% in 1997. As part of business process reorganization, certain costs have been reanalyzed as selling, general and administrative costs in 1998 and the incidence of selling, general and administrative costs on sales increased from 7.2% in 1997 to 9.8% in 1998. As part of its business process improvement program, L.I.T.A. completed its quality program for ISO 9002 Certification in 1998.

      Overall, the changes above have generated increased operating profits of 4.5% as an incidence on net sales in 1998 compared to 3.9% million in 1996.

Results of Operations
Year ended December 31, 1997 compared to Year ended December 31, 1996

                                                      Year Ended              Year Ended
                                                   December 31, 1997       December 31, 1996
                                                        Lire m.                 Lire m.
Net sales .....................................    103,369     100.0%      96,806     100.0%
Cost of sales .................................    (91,259)    (88.1%)    (84,165)    (86.9%)
                                                   -------                -------
                                                    12,380      11.9%      12,641      13.1%

Selling, general and administrative expenses ..    (22,990)    (22.2%)    (21,430)    (22.1%)
Research and development ......................     (3,125)     (3.0%)     (1,177)     (1.2%)
Impairment losses .............................     (4,001)     (3.9%)     (4,180)     (4.3%)
Rental income .................................        477       0.5%       1,483       1.5%
                                                   -------                -------
Operating loss ................................    (17,259)    (16.7%)    (12,663)     (8.8%)

Interest expense ..............................     (4,493)     (4.3%)     (6,563)     (6.8%)
Interest income ...............................      2,403       2.3%       3,747       3.9%
Other income, net .............................      2,007       1.9%       1,452       1.5%
                                                   -------                -------
Loss before income taxes and minority interests    (17,342)    (16.7%)    (14,027)    (14.5%)

Income taxes ..................................       (457)     (0.4%)       (595)     (0.6%)

Minority interests ............................      1,041       1.0%        (379)     (0.4%)

Amortization of premium for redemption of
  preferred stock of subsidiary ...............     (3,595)     (3.5%)         --        --
Charge for issuance of warrants ...............     (2,124)     (2.0%)         --        --
                                                   -------                -------
Net loss ......................................    (22,477)    (21.7%)    (15,001)    (15.5%)
                                                   =======                =======

                                        Net Sales            Operating Profit/(loss)
                             -----------------------------   -----------------------
                               1997      change%     1996       1997         1996
Motorcycles                   80,988      4.3%      77,620      (7,435)        478

Steel Tubing                  20,480     18.3%      17,313         795        (385)

Real estate                       --       --           --         201         826

Corporate and other            2,535     (10.9%)     2,846      (6,910)     (9,402)

Impairment losses                 --       --           --      (4,001)     (4,180)

Intersegment eliminations       (364)    (62.6%)      (973)         91          --
                             -------      ----      ------     -------     -------
                             103,639       7.1%     96,806     (17,259)    (12,663)
                             =======      ====      ======     =======     =======

Real estate - rentals            477     (67.8%)     1,483
                             =======                ======

Further analysis of net sales and components of operating loss by industry segment is included in Note 19 to the Company's Consolidated Financial Statements at December 31, 1998.

      Overview

      The increase of 7.1% in consolidated net sales in 1997 compared to 1996 comprises increases at both Moto Guzzi and L.I.T.A., discussed below. The decrease in corporate and other sales reflects lower than anticipated levels of new engagements in 1997 for the Company's T.I.M. subsidiary, although T.I.M. has obtained several new engagements since January 1, 1998. Intersegment eliminations have decreased because of the appointment of Oscar Cecchinato as CEO of Moto Guzzi; previously T.I.M. had provided senior management to Moto Guzzi.

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

      Moto Guzzi, in accordance with its expansion and product improvement plans, also significantly increased research and product development expenditures from Lit. 1,177 million in 1996 to Lit. 3,125 million in 1997. Expenditures were accelerated in the last quarter of 1997 following the commitment by the Board of Directors of the Company of $4 million for Moto Guzzi's expansion plans from the proceeds of a public offering of common stock in June 1997.

      Rental income decreased by 67.8% in 1997 compared to 1996 following sale of the Company's most significant property in March 1997.

      The Company's Board of Directors made a strategic decision to focus the Company's energies and resources on its Moto Guzzi business and, consequently, not to develop, its merchant banking and other financial services activities. Accordingly, the Company recorded impairment adjustments which substantially reduced the value of T.I.M. trademarks and related goodwill. In 1996 the Company recorded impairment reserves of Lit. 4,180 million in connection with its real estate disposal program.

      The increase in operating loss in 1997 compared to 1996 was due principally to reductions in margins, increased selling, general and administrative expenses and increased research and development expenditures at Moto Guzzi, as outlined below. This adverse change more than offset the operating profit at L.I.T.A. and the reductions in the Company's overhead.

      The Company recorded decreased interest income of Lit. 2,403 million in 1997 compared to Lit. 3,747 million in 1996 due to a decrease in liquidity and interest rates. Interest expense decreased from Lit. 6,563 million to Lit. 4,493 million due to the elimination of real estate loans with disposal of the Cologne property and to reductions in interest rates.

      Other income increased in 1997 compared to 1996 and were principally composed of favorable exchange gains which, in 1997 aggregated Lit. 1,984 million, principally relating to bridge financing by the Company's Italian subsidiaries to the U.S. parent. Other income in 1996 included gains on sale of assets of Lit. 1,211 million, a government grant of Lit. 450 million for research carried out in prior years and miscellaneous gains, offset by exchange losses of Lit. 848 million.

      The Company recorded in 1997 two non-cash items not present in 1996. Lit. 3,595 million was recorded as amortization of preferred stock redemption premiums relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of this charge resulted from exchange differences as the contingent redemption obligation is denominated in U.S. dollars. The Company also recorded, in the second quarter of 1997, a charge of Lit. 2,124 million for the issuance of warrants in connection with the acquisition by Tamarix of a controlling interest in the Company's common stock from Finprogetti.

      Because Italian companies are taxed in Italy on their individual results and are not able to file consolidated returns, one of the Company's Italian subsidiaries had income tax expense in 1997 and 1996 on interest income and gains on disposals of assets, despite consolidated operating losses from operations in both years.

      As a result of the operating factors, impairment reserves and the non-cash charges described above, the Company reported an increased net loss for 1997 compared to 1996.

      Moto Guzzi

      Despite a 7.4% decline in unit sales in 1997 over 1996, net sales at Moto Guzzi increased by 4.3%, due principally to a more favorable sales mix. Total unit sales in 1997 were 5,593 compared to 6,050 in 1996. Net sales in 1997 also reflected the absence of approximately Lit. 3,800 million at sales value of motorcycles manufactured for public administration customers whose sale was planned for December, but for which the necessary technical checks and clearance were not completed until the first quarter of 1998. Consolidated net sales of parts increased 13% in 1997 over 1996.

      Net sales of the Company's exclusive U.S. importer increased by 113% to Lit. 13,000 million, reflecting a 93% increase in local currency terms and the effects of conversion of dollars into lire.

      Gross margins as a percentage of sales decreased in 1997 compared to 1996 as a result of the Company's policy substantially not to pass on increased component costs to customers. Moto Guzzi also incurred higher charges for inventory obsolescence in 1997 reflecting continuing moves to higher quality outsourced components and modifications to model specifications. Production increased in 1997 compared to 1996 by 3.4% from 6,027 units to 6,234 units.

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

      Gross margins as a percentage of sales almost doubled in 1997 to 11.1% compared to 6.6% in 1996. 1996 had been adversely affected by falling steel prices and consequent loss on finished inventories and the 1997 margins reflect greater price stability and a small recovery in prices.

      These positive changes have generated an operating profit of Lit. 795 million in 1997 compared to an operating loss of Lit. 385 million in 1996.

Liquidity and Capital Resources

Operations and working capital

      Non-cash items contributed substantially to the Lit. 25,019 million net loss recorded by the Company in 1998. The Company's negative net cash flow from operations was Lit. 13,547 million in 1998, compared to Lit. 7,694 million in 1997, when the Company sustained a net loss of Lit. 22,477 million, which also included significant non-cash items.

      Non-cash items contributing to the loss in 1998 include Lit. 2,688 million reserves for impairment of the Company's concession rights and Lit. 3,186 million of inventory and receivable reserves, principally in connection with reorganization expense recorded in 1998 as a result of decisions not to produce certain Moto Guzzi models in 1999. The Company also recorded amortization of the Moto Guzzi Corp. preferred stock redemption premium of Lit. 1,503 million.

      Negative operating cash flow principally reflects operating losses at Moto Guzzi and general corporate expenses. Management is continuing on its rigorous overhead expense cost reduction program, which began in 1997 and which resulted in a reduction of Lit. 1,970 million, or 25%, in 1998 compared to 1997. Losses at Moto Guzzi were, in part, related to decreased sales volumes in the second half of 1998 caused by an inability to obtain necessary component supplies for new model introductions and to liquidity shortages. Management expects that these factors, which continued into March 1999 until the consummation of the Moto Guzzi Corp. merger, will not persist through the balance of 1999.

      The net effect of changes in components of working capital was a positive contribution of Lit. 3,413 million in 1998. The principal element of this was represented by increases in trade and other payables of Lit. 4,067 million, primarily relating to Moto Guzzi. This increase principally relates to supplier arrearages as the liquidity shortage at Moto Guzzi meant that it was unable to pay its suppliers currently from the end of the third quarter of 1998.

      Investing activities

      The decrease in investments (certificates of deposit and similar fixed income investments at Italian banks) principally reflects cash used to repurchase the De Tomaso Shares in June 1998.

      Investments in plant, property and equipment principally relate to Moto Guzzi, where the Company also incurred increased research and product development expenses in 1997 of Lit. 4,336 million which are reported in the statement of operations. Such expenditures represent investments in new models, two of which were introduced in late 1998 and a further two planned for 1999 and in upgrading plant and facilities.

Financing activities

      In addition to 776,530 De Tomaso Shares repurchased in June, 1998 for $11.27 per share, the Company also repurchased 28,350 shares acquired for Lit. 570 million from Finprogetti pursuant to arrangements entered into in 1996. At December 31, 1998, the Company had no further outstanding share repurchase commitments.

      Loans from related parties represent loans by Tamarix and by Gianni Bulgari, a principal shareholder and formerly affiliated with Tamarix, in October 1998 to provide bridge financing to Moto Guzzi in anticipation of the Moto Guzzi Corp. merger. The two loans are of $2,000,000 (Lit. 3,404 million at the then prevailing exchange rate) and Lit. 3,000 million. The $2 million Tamarix loan was repayable on the closing of the merger and the Lit. 3,000 million loan from Mr. Bulgari was due on March 31, 1999. Due to the unanticipated delays in closing the merger, the Company was not able to repay either loan on their due dates. One loan was repaid in May and the other has been extended until June 30. See "Future Liquidity Requirements", below.

      Proceeds from long-term debt principally relate to a Moto Guzzi Lit. 10,000 million ten-year credit facility arranged in February 1998, with principal to be repaid in the final eight years. The facility was drawn-down in April 1998.

      Principal repayments of debt principally comprise $1,863,000 (Lit. 3,085 million) in respect of a loan note payable relating to the 1996 stock repurchase program, described in Note 4 to the Financial Statements at December 31, 1998. The Company also repaid installments of Lit. 1,049 million in respect of Moto Guzzi mortgage loans and Lit. 999 million for loans included among corporate liabilities and relating originally (prior to 1993) to financing of investments when the Company owned Maserati. The company retained certain liabilities when it disposed of its Maserati subsidiary.

March 1999 Moto Guzzi Corp. Merger

      As a result of the merger of Moto Guzzi Corp. into North Atlantic Acquisition Corp., which was consummated on March 5, 1999, all of the common stock and preferred stock of Moto Guzzi Corp. was exchanged for newly issued shares of common stock of North Atlantic. OAM, which had owned all of Moto Guzzi Corp.'s common stock before the merger, also contributed a Lit. 13,362 million intercompany loan it had made to Moto Guzzi Corp. for additional North Atlantic common stock, and holders of Moto Guzzi Corp. warrants received additional shares of North Atlantic common stock when submitting their warrants for cancellation.

      The aggregate ownership by the former Moto Guzzi Corp. security holders immediately following the merger was approximately 75%, while the security holders of the former North Atlantic retained an approximate 25% equity ownership interest in Moto Guzzi Corporation.

      Approximately $8,000,000 in cash owned by North Atlantic, net of expenses of the merger, became available for Moto Guzzi capital needs, of which approximately $7,200,000 was used to pay supplier arrearages caused by Moto Guzzi's liquidity shortage.

      The transaction will be accounted for as a reverse acquisition of North Atlantic by Moto Guzzi Corp. The Company will account for the transaction as a sale of shares in its Moto Guzzi Corp. subsidiary and will record a gain in the income statement in the first quarter of 1999 based on such sale. Management expects that this gain will substantially, if not totally, eliminate the shareholder's deficit of Lit 20,126 million as at December 31, 1998.

      Management believes that this transaction, which results in Moto Guzzi being a separately traded public company, will enhance Moto Guzzi's ability to raise further capital and that stock option incentives to Moto Guzzi management and employees will provide further motivation to enhance the value of the Moto Guzzi business.

Future Liquidity Needs

      To enable substantial further growth in production and sales, Moto Guzzi's strategic plan contemplates total investments in research and product development of some Lit. 50 billion (approximately $30 million) in the five year period from 1998 through 2002. The plan also contemplates investments of Lit. 20 billion (approximately $12 million) in production plant and machinery and information systems. Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi sought to purchase a new plant in Monza, Italy, but discontinued such discussions in September, 1998. Moto Guzzi believes that the existing plant at Mandello del Lario, Italy has a potential production capacity that will be sufficient for its needs for at least the next three years and is not actively seeking any other alternatives at the present time. Moto Guzzi will have to make significant investments in the existing plant in order that it can operate competitively. Such required modernization may result in production interruptions.

      Moto Guzzi expects that, over the next four years, significant further capital will be required to complete the planned overhaul. While anticipated increases in sales during the period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable Moto Guzzi to increase production and sales rapidly enough to generate the remaining needed capital. Moreover, in the four years ended December 31, 1998, Moto Guzzi has not generated cash from operations.

      Following the merger, Moto Guzzi Corporation has outstanding warrants which could provide some of this further capital. In particular, certain warrants can be redeemed for a nominal sum in the event of the achievement of certain share price performance criteria and which could potentially provide further cash of approximately $10.4 million.

      In February 1998 Moto Guzzi obtained a Lit. 10,000 million 10 year credit facility, drawn down in April 1998, with principal repayments commencing from the third year. The terms of the loan include covenants relating to the share capital and equity (according to local Italian accounting principles) of Moto Guzzi as at December 31, 1998. Due to the losses in 1998 and delays in closing the merger with North Atlantic, Moto Guzzi is not in compliance with these covenants, the consequence of which is that the lender can request immediate repayment of the loan. The loan has been classified as a current liability in the balance sheet as at December 31, 1998. The Company has advised the lender of the non compliance and is in discussions to renegotiate the terms of the loan. No assurance can be given that these negotiations will successfully conclude on terms satisfactory to the Company.

      Additionally, management estimates that Moto Guzzi requires approximately Lit. 10,000 - 12,000 million of additional capital within the next 12 months to fund operations and planned investments. The seasonality of Moto Guzzi's business is such that the substantial part of such capital will be required before the end of the third quarter of 1998. Management is exploring a variety of debt and equity financing options, though no arrangements have been made for any form of financing. No assurances can be given that such financing will be obtained on acceptable terms, or at all.

      To meet liquidity requirements other than those of Moto Guzzi, the Company anticipates realizing capital from the disposition of certain assets, including its Sardinia property and certain parking rights in Genoa and from the receipt of Italian tax receivables. Lit. 6,125 million Italian tax receivables were received in February, 1999 and the Company entered into an agreement in April 1999 to sell its parking rights in Genoa for Lit. 1,625 million. The Company is also continuing to receive installment payments from the December, 1997 sale of other real estate related assets. The timing of any of the aforementioned realizations is uncertain.

      The Company has repaid the loan of Lit. 3 billion made by Mr. Bulgari in October 1998 but is currently unable to repay the $2 million loan from Tamarix. Tamarix has extended the term of the loan until June 30, 1998. The Company expects to repay a portion of the loan in May from available cash reserves.

      The report of the independent public accountants on the financial statements of the Company at December 31, 1997 includes a "going concern" qualification referring to recurring losses from operations, negative cash flows and the Company's inability to meet certain debt payment obligations.

                            TRIDENT ROWAN GROUP, INC.

                           Annual Report on Form 10-K
                        Item 8 and Item 14(a)(1) and (2)

                    Consolidated Financial Statements As of
                           December 31, 1998 and 1997

                                 Together with

                    Report of Independent Public Accountants

                           TRIDENT ROWAN GROUP, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants .................................. F-2

Consolidated Balance Sheets - Assets ...................................... F-3

Consolidated Balance Sheets - Liabilities and Shareholders'
Equity <Deficit> .......................................................... F-4

Consolidated Statements of Operations ..................................... F-5

Consolidated Statements of Changes in Shareholders' Equity <Deficit> ...... F-6

Consolidated Statements of Cash Flows ..................................... F-7

Notes to Consolidated Financial Statements ................................ F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
      Trident Rowan Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Trident Rowan Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity <deficit> and cash flows for each of the three years in the period ended December 31, 1998, expressed in Italian Lire. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Trident Rowan Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page F-8 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN S.p.A.

May 21, 1999
Milan, Italy


                                       41                                    F-2

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1998 and 1997

ASSETS                                                      1998            1998           1997
                                                          US$'000         Lire m.        Lire m.
Cash and cash equivalents .............................   $  2,075   Lit.   3,436   Lit.  10,407
Marketable securities, at cost ........................        577            955          3,774
Receivables ...........................................     21,289         35,254         38,212
 Trade, less allowance of Lit. 2,037 (1997, Lit. 2,100)     15,025         24,881         22,333
 Receivables from related parties .....................      2,326          3,852          5,383
 Other receivables ....................................      3,938          6,521         10,496

Inventories ...........................................     24,861         41,170         43,450
 Raw material, spare parts and work-in-progress .......     14,776         24,469         25,179
 Finished products ....................................     10,085         16,701         18,271

Prepaid expenses ......................................        593            982            509
                                                          --------        -------        -------
CURRENT ASSETS ........................................     49,395         81,797         96,352
                                                          --------        -------        -------

Property, plant and equipment .........................     11,242         18,618         16,011
 Land .................................................        456            755            750
 Buildings ............................................      1,628          2,696          2,644
 Machinery and equipment ..............................     24,863         41,174         35,841
                                                          --------        -------        -------
                                                            26,947         44,625         39,235
 Less allowances for depreciation .....................    (15,705)       (26,007)       (23,224)
                                                          --------        -------        -------

Trademarks and other intangible assets, net of
 amortization Lit. 1,350 (1997, Lit. 1,250) ...........        393            650            750
Goodwill, net of amortization Lit. 562 (1997, Lit. 490)        143            236            308
Land for development, net of reserve of Lit. 2,500 ....      2,114          3,500          3,500
Concession rights .....................................        966          1,600          4,406
Tax receivables .......................................      5,546          9,185          8,623
Other assets ..........................................        954          1,579          1,326
Securities collateralizing share repurchase commitments         --             --         14,479
                                                          --------        -------        -------
ASSETS                                                    $ 70,753   Lit. 117,165   Lit. 145,755
                                                          ========        =======        =======

                 See Notes to Consolidated Financial Statements


                                       42                                    F-3

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1998 and 1997

LIABILITIES AND SHAREHOLDERS' EQUITY                             1998           1998            1997
<DEFICIT>                                                      US$'000         Lire m.         Lire m.
Advances from banks .......................................    $19,697   Lit.   32,619   Lit.   33,423
Current portion of long-term debt .........................      8,024          13,288           6,009
Loans due to related parties ..............................      3,812           6,312              --
Accounts payable ..........................................     21,353          35,360          31,338
Accrued expenses and other payables .......................      5,867           9,715          10,025

                                                               -------         -------         -------
CURRENT LIABILITIES .......................................     58,753          97,294          80,795
                                                               -------         -------         -------

Long-term debt, less current portion ......................      2,571           4,257           7,144
Termination indemnities ...................................      5,182           8,581           8,917
Provision for claims ......................................      1,884           3,120           3,340

Minority interests ........................................      6,586          10,907          13,747

Common stock subject to repurchase ........................         --              --          15,691

Preferred stock of subsidiary .............................      7,930          13,132          11,629

SHAREHOLDERS' EQUITY <DEFICIT> ............................    (12,153)        (20,126)          4,492

Common stock, par value $0.01 per share;
Authorized 50,000,000 shares,
 4,419,900 (1997, 4,987,780) shares issued and
 outstanding, less at December 31, 1997, 804,880 shares
 subject to repurchase ....................................         64             106              88
Additional paid in capital ................................     62,821         104,032          90,357
Treasury stock, at cost, 2,513,739 (1997, 1,708,859) shares    (27,696)        (45,865)        (29,921)
Cumulative translation adjustment .........................         14              24            (154)
Accretion expense and related exchange movements ..........         --              --          (2,474)
Accumulated deficit .......................................    (47,356)        (78,423)        (53,404)

                                                               -------         -------         -------
LIABILITIES AND SHAREHOLDERS' EQUITY
<DEFICIT> .................................................    $70,753   Lit.  117,165   Lit.  145,755
                                                               =======         =======         =======

                 See Notes to Consolidated Financial Statements


                                       43                                    F-4

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Operations
December 31, 1998, 1997 and 1996

                                                    1998              1998              1997              1996
                                                   US$'000           Lire m.           Lire m.           Lire m.
Net sales ..................................    $   66,691    Lit.   110,441    Lit.   103,639    Lit.    96,806
Cost of sales ..............................       (58,710)          (97,223)          (91,259)          (84,165)
                                                ----------        ----------        ----------        ----------
                                                     7,981            13,218            12,380            12,641

Selling, general and administrative expenses       (14,710)          (24,360)          (22,990)          (21,430)
Research and development ...................        (2,618)           (4,336)           (3,125)           (1,177)
Impairment losses ..........................        (1,623)           (2,688)           (4,001)           (4,180)
Reorganization and impairment expenses .....        (2,453)           (4,062)               --                --
Rental income ..............................            91               150               477             1,483
                                                ----------        ----------        ----------        ----------
                                                   (13,332)          (22,078)          (17,259)          (13,663)

Interest expense ...........................        (3,013)           (4,989)           (4,493)           (6,563)
Interest income ............................           754             1,248             2,403             3,747
Other income, net ..........................            86               143             2,007             1,452

Loss before income taxes and
 minority interests ........................       (15,505)          (25,676)          (17,342)          (14,027)
Income taxes ...............................          (411)             (680)             (457)             (595)
Minority interests .........................         1,715             2,840             1,041              (379)
Amortization of premium for redemption
of preferred stock of subsidiary ...........          (908)           (1,503)           (3,595)               --
Charge for issuance of warrants ............            --                --            (2,124)               --

                                                ----------        ----------        ----------        ----------
Net loss ...................................    $  (15,109)   Lit.   (25,019)   Lit.   (22,477)   Lit.   (15,001)
                                                ==========        ==========        ==========        ==========

LOSS PER SHARE:                                        US$              Lire              Lire              Lire

Basic and diluted ..........................    $    (3.30)   Lit.    (5,458)   Lit.    (4,886)   Lit.    (3,268)
                                                ==========        ==========        ==========        ==========

Weighted average number of common shares
  outstanding during the year ..............

                                                ==========        ==========        ==========        ==========
Basic ......................................     4,584,237         4,584,237         4,600,285         4,590,539
                                                ==========        ==========        ==========        ==========

Diluted ....................................     4,696,922         4,696,922         4,704,003         4,590,539
                                                ==========        ==========        ==========        ==========

                 See Notes to Consolidated Financial Statements


                                       44                                    F-5

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity <Deficit> December 31, 1998, 1997 and 1996

                                                                                                                          SHARE-
                                                            Additional                          Cumulative   Accretion    HOLDERS
                                                  Common     Paid-in   Accumulated   Treasury   Translation  Expense,     EQUITY
                                                  Stock      Capital     Deficit      Stock     Adjustment      net      (DEFICIT)
At January 1,1996 ........................Lit.m     6,744      71,332     (15,926)    (11,711)        711         186      51,221

Net loss .................................             --          --     (15,001)         --          --          --     (15,001)
Translation adjustment ...................             --          --          --          --       1,143          --       1,143
Issuance of shares .......................             44         427          --          --          --          --         471
Change of par value to $0.01 per share ...         (6,717)      6,717          --          --          --          --          --
Repurchase of shares .....................             --         607          --     (15,585)         --          43     (14,935)
Reclassify shares subject to repurchase ..             (2)     (1,938)         --          --          --          --      (1,940)
Accretion expense, net of foreign exchange             --          --          --          --          --        (129)       (129)
                                                 --------    --------    --------    --------    --------    --------    --------
At December 31, 1996 .....................Lit.m        69      77,145     (30,927)    (27,411)      1,854         100      20,830

Net loss .................................             --          --     (22,477)         --          --          --     (22,477)
Translation adjustment ...................             --          --          --          --      (2,008)         --      (2,008)
Reclassify shares subject to repurchase ..             (2)     (1,608)         --          --          --          --      (1,610)
Repurchase of shares .....................              2       2,459          --      (2,510)         --          49          --
Issuance of shares .......................             19      10,237          --          --          --          --      10,256
Issuance of warrants .....................             --       2,124          --          --          --          --       2,124
Accretion expense, net of foreign exchange             --          --          --          --          --      (2,623)     (2,623)
                                                 --------    --------    --------    --------    --------    --------    --------
At December 31, 1997 .....................Lit.m        88      90,357     (53,404)    (29,921)       (154)     (2,474)      4,492

Net loss .................................             --          --     (25,019)         --          --          --     (25,019)
Translation adjustment ...................             --          --          --          --         178          --         178
Accretion expense, net of foreign exchange             --          --          --          --          --        (253)       (253)
Repurchase of shares .....................             14      13,203          --     (15,944)         --       2,727          --
Issuance of shares .......................              4       1,680          --          --          --          --       1,684
Less: shares not vested ..................             --      (1,208)         --          --          --          --      (1,208)
                                                 --------    --------    --------    --------    --------    --------    --------
At December 31, 1998 .....................Lit.m       106     104,032     (78,423)    (45,865)         24          --     (20,126)
                                                 ========    ========    ========    ========    ========    ========    ========

At December 31, 1998 .....................$'000        64      62,821     (47,356)    (27,696)         14          --     (12,153)
                                                 ========    ========    ========    ========    ========    ========    ========

                                                  Shares     Comprehensive
                                                Subject to     income/
                                                Repurchase      (loss)
At January 1,1996 ........................Lit.m    12,549            --

Net loss .................................             --       (15,001)
Translation adjustment ...................             --         1,143
Issuance of shares .......................             --
Change of par value to $0.01 per share ...             --
Repurchase of shares .....................           (650)
Reclassify shares subject to repurchase ..          1,940
Accretion expense, net of foreign exchange            129          (129)
                                                 ----------------------
At December 31, 1996 .....................Lit.m    13,968       (13,987)

Net loss .................................             --       (22,477)
Translation adjustment ...................             --        (2,008)
Reclassify shares subject to repurchase ..          1,610
Repurchase of shares .....................         (2,510)
Issuance of shares .......................             --
Issuance of warrants .....................             --
Accretion expense, net of foreign exchange          2,623
                                                 ----------------------
At December 31, 1997 .....................Lit.m    15,691       (27,108)

Net loss .................................             --       (25,019)
Translation adjustment ...................             --           178
Accretion expense, net of foreign exchange            253          (253)
Repurchase of shares .....................        (15,944)
Issuance of shares .......................             --
Less: shares not vested ..................             --
                                                 ----------------------
At December 31, 1998 .....................Lit.m        --       (25,094)
                                                 ======================

At December 31, 1998 .....................$'000        --
                                                 ======================


                                       45                                    F-6

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 1998, 1997 and 1996

                                                        1998           1998           1997           1996
                                                       US$'000        Lire m.        Lire m.        Lire m.
Net loss ..........................................   $(15,109)   Lit.(25,019)   Lit.(22,477)   Lit.(15,001)
Adjustments to reconcile net loss to net cash
 used in operating activities:

 Depreciation and amortization ....................      2,405          3,983          3,457          2,811
 Gain on sales of operating assets ................       (125)          (207)          (472)        (1,122)
 Minority interests in net income (loss,) .........     (1,715)        (2,840)        (1,041)           379
 Reserves for termination indemnities .............        688          1,140          1,326          1,264
 Payments of termination indemnities ..............       (891)        (1,476)          (438)        (1,435)
 Reserves for impairment losses ...................      1,623          2,688          4,001          4,180
 Reserves for inventory and receivables ...........      1,924          3,186          3,243            222
 Issuance of warrants .............................         --             --          2,124             --
 Amortization of preferred stock redemption .......        908          1,503          3,595             --
 Other operating activities .......................         50             82         (1,094)        (1,187)

Changes in operating assets and liabilities:

 Receipt of tar receivables .......................         --             --            956          6,245
 Trade and other receivables ......................       (338)          (560)        11,531         (4,835)
 Related party receivables ........................        925          1,531         (5,363)         2,714
 Inventories ......................................       (678)        (1,122)       (12,558)        (1,862)
 Prepaid expenses .................................       (304)          (503)           480           (129)
 Accounts payable and accrued expenses ............      2,456          4,067          5,036          2,103
 Related party payables ...........................         --             --             --           (492)
                                                      --------        -------        -------        -------
Net cash used in operating activities .............     (8,181)       (13,547)        (7,694)        (6,145)
                                                      --------        -------        -------        -------

Investing activities:

 Net decrease/(increase) in investments ...........     10,328         17,103         (4,025)         2,007
 Sale of subsidiaries, net of cash disposed .......         --             --          5,467             --
 Proceeds on disposal of operating assets .........        351            581            604          4,183
 Purchases of property, plant and equipment .......     (4,028)        (6,671)        (4,406)        (6,895)
                                                      --------        -------        -------        -------
Net cash provided by/(used in) investing activities      6,651         11,013         (2,360)          (150)

Financing activities:

 Net increase in advances from banks ..............        208            345          3,640          2,624
 Proceeds from share issues .......................         --             --         13,189          5,101
 Repurchase of shares .............................     (9,409)       (15,582)        (2,510)       (11,995)
 Loans from related parties .......................      3,867          6,404             --             --
 Proceeds from long-term debt .....................      6,272         10,386            296          1,581
 Principal payments of long-term debt .............     (3,563)        (5,900)        (2,578)        (6,718)
                                                      --------        -------        -------        -------
Net cash (used in)/provided by financing activities     (2,625)        (4,347)        12,037         (9,407)
                                                      --------        -------        -------        -------

(Decrease)/increase in cash and cash equivalents ..     (4,155)        (6,881)         1,983        (15,702)

Effect of exchange rate changes on cash
 and cash equivalents .............................        (54)           (90)           143           (154)
Cash and cash equivalents, beginning of year ......      6,284         10,407          8,281         24,137
                                                      --------        -------        -------        -------
Cash and cash equivalents, end of year ............     $2,075    Lit.  3,436    Lit. 10,407    Lit.  8,281
                                                      ========        =======        =======        =======

                 See Notes to consolidated Financial Statements


                                       46                                    F-7

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 1998, 1997 and 1996

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

      1998

In 1998, as described in Note 16, in relation to employment contracts the Company issued 205,000 shares with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000, and 32,000 shares with contractual transfer restrictions lapsing on December 31, 1998. Lit. 476 million has been charged as compensation expense in 1998 in respect of these shares.

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

OTHER SUPPLEMENTAL INFORMATION

Interest paid amounted to Lit. 4,622 million, Lit. 4,650 million and Lit. 6,721 million in 1998, 1997 and 1996, respectively.

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31,1998

1.    BACKGROUND AND ORGANIZATION

      Activities

Trident Rowan Group, Inc. is a holding company incorporated in the United States which owns subsidiaries that operate primarily in Italy. Trident Rowan Group, Inc. and subsidiaries are referred to herein as the Company. The Company primarily operates in two industry segments: the manufacture and distribution of "Moto Guzzi(R)" brand motorcycles in Italy, Europe and elsewhere in the world and the manufacture and distribution of steel tubes for the automotive and furniture markets. Additionally, the Company provides temporary management services to third parties and to its steel tube entity and holds, for development and sale, residual commercial real estate property. Information on the Company's operations by segment and geographic area are included in Notes 18 and 19 to the Financial Statements.

In March 1999, the Company merged its Moto Guzzi Corp. subsidiary into North Atlantic Acquisition Corp., a shell company, raising approximately US$ 8 million for the Moto Guzzi business. Subsequent to this merger, the Company, through an 84%-owned subsidiary, owns approximately 61% of the common stock of the merged company, Moto Guzzi Corporation, which is publicly traded in the United States on the over-the-counter market. See Note 23 - Subsequent Events.

      1997 Change of control

Finprogetti S.p.A., then the largest shareholder of the Company, sold to Tamarix Investors, LDC on May 2, 1997, 900,000 shares of the Company's common stock and subsequently a further 100,000 shares. Tamarix and Finprogetti agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 635,000 shares of common stock owned by Finprogetti. During such two year period, Tamarix has a proxy from Finprogetti to vote such 635,000 shares. The put option was exercised in May 3, 1998, and a settlement date in the second quarter of 1999 was negotiated. In connection with a restructuring of Tamarix, discussed below, 317,500 such shares will be purchased by Gianni Bulgari and the other 317,500 shares by Tamarix.

In addition, Finprogetti delivered the resignations from the Company's Board of Directors of five persons who had been nominated at the request of Finprogetti. In connection with the foregoing the Company entered into an agreement on April 8, 1997 to (a) engage Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of $200,000 per year, (b) issue to Centaurus Management LDC, the Manager of Tamarix, a warrant to purchase 1,250,000 shares of common stock with an exercise price equal to the offering price per share of common stock of $6.00 in the public securities offering of the Company completed on June 6, 1997, exercisable for a three year period, (c) register the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants, and (d) cause the By-Laws or the Articles of Incorporation of the Company to be amended to provide for (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of three classes,
(ii) provide for a representative of Tamarix to be Chairman of the Board of the Company, (iii) provide that Tamarix's consent will be required

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

1.    BACKGROUND AND ORGANIZATION (CONTINUED)

      1997 Change of control (Continued)

to further amend the Company's Articles of Incorporation, and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include the Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix.

In March 1998, the terms for the engagement of Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of $200,000 per year was amended. The terms of the revised agreement require Tamarix Capital Corporation to provide financial advisory services for a period of one year from May 1, 1998. Compensation for the period of the agreement is $90,000 plus 32,000 shares of the Company. Options to purchase 17,000 shares, exercisable at $5.00, were also issued to Tamarix Capital Corporation. See Note 16.

The Company estimated the fair value of the warrants issued to Centaurus Management Ltd., the manager of Tamarix Investors LDC, as an inducement to acquiring Finprogetti S.p.A.'s shares of the Company's common stock, at $1 per warrant. The Company accounted for the issuance of the warrants by crediting additional paid-in capital in the amount of $1,250,000, Lit. 2,124 million at the then prevailing exchange rate, and charging such amount to the statement of operations as a charge for issuance of warrants.

In October 1998, in connection with bridge loans provided by Tamarix and Mr. Gianni Bulgari, formerly an affiliate of Tamarix, the exercise price of the 1,250,000 warrants was reduced to $5.50 and their duration was extended by two years. See Note 12. See also Note 16 for a summary of the potential dilutive effects of these warrants.

In March 1999, in connection with an internal restructuring, in which former equity interest owners of Tamarix relinquished their interests, Tamarix transferred 571,429 shares of the Company's common stock to Mr. Gianni Bulgari and 63,492 shares to Mr. Emanuel Arbib. Tamarix retained ownership of 365,079 shares. Mr. Bulgari also assumed one-half of Tamarix's obligation to purchase 635,000 shares from Finprogetti pursuant to the 1997 Finprogetti/Tamarix agreement. Tamarix and Messrs. Bulgari and Arbib report that they continue to act as a group with respect to all of the shares of the Company's common stock they each own.

      Going concern

The Company, including its primary operating motorcycle business, Moto Guzzi, has suffered recurring losses from operations and negative cash flows during the last three years. In March 1999, the Company merged its Moto Guzzi business into North Atlantic Acquisition Corp., a shell company, raising approximately US$ 8 million for the Moto Guzzi business. Subsequent to this merger, the Company, though an 84% owned subsidiary, owns approximately 61% of the stock of the merged company, Moto Guzzi Corporation, which is

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

1.    BACKGROUND AND ORGANIZATION (CONTINUED)

publicly traded in the United States on the over-the-counter market. See Note 23
- Subsequent Events. The financing raised by Moto Guzzi in this transaction, however, is not sufficient to fund its operations and cash flow needs through 1999 and Moto Guzzi is actively seeking further financing. As discussed in Note 11, Moto Guzzi is also not in compliance with certain covenants related to a Lit. 10,000 million credit facility which facility has been classified as a current liability in the accompanying consolidated balance sheet. The Company is in negotiations with the lender to define revised terms of this loan. There can be no assurance that such negotiations will conclude on terms satisfactory to the Company.

Excluding any requirement to repay this Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000 will be approximately Lit. 10,000 to Lit 12,000 million and that a substantial part of this amount will be required before the end of the third quarter of 1999. Furthermore, the Company is seeking to realize liquidity from certain non-strategic assets in order to meet its commitments, other than those of Moto Guzzi. At the date of these financial statements, the Company has sufficient liquidity to meet such other commitments through available cash and expected further realizations, except for full and timely repayment of U.S. $2,000,000 and Lit. 3,000 million bridge loans provided by Tamarix Investors LDC and Mr. Bulgari in October 1998 (see Note 12 below) which became due in accordance with their terms on March 5, 1999 and March 31, 1999, respectively. The Company repaid Mr. Bulgari's loan in May 1999 and has obtained an extension of the Tamarix loan until June 30, 1999. The Company expects to pay a portion of the loan during May.

Available cash and expected realization of non-strategic assets are not expected to be sufficient, however, to provide a significant part of financial support required by the Moto Guzzi business. If revised terms of existing financing as well as additional financing are not obtained in timely fashion, the Moto Guzzi creditors may look to the Company to satisfy these obligations. As the Company does not have the resources available to finance its consolidated obligations, there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      1997 Public Offering of the Company's Securities

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

1.    BACKGROUND AND ORGANIZATION (CONTINUED)

The gross proceeds of the Offering amounted to $7,643,750 and the net proceeds, after underwriting commissions and other costs, received by the Company amounted to approximately $6,037,000, equivalent to Lit. 10,256 million at the then prevailing exchange rate.

      Reporting currency

The primary financial statements are shown in Italian Lire because all of the Company's material operating entities are based and operate entirely in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lit. 1,656 to $1.00, the approximate exchange rate at December 31, 1998. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lire unless specifically designated in other currencies.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by the last-in, first-out (LIFO) method applying average cost of the year to increases in inventory quantities. If inventories had been determined by the lower of cost or market value using the first-in, first-out (FIFO) method, which approximates current cost, inventories would have been greater by approximately Lit. 3,000 million in 1998 and 1997.

      Long-lived assets

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" in 1996. This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts and also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of the initial adoption of FASB Statement No. 121 in 1996 was not material. Subsequent to its adoption, the Company has recorded impairment losses against the carrying values of long-lived real estate assets -- see Notes 6 and 7.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company continually reviews the carrying value of long-lived assets and long-lived assets to be disposed of In determining the undiscounted cash flows estimated to be generated by the Company's temporary management subsidiary, the Company considers estimated cash flows from services to third parties and from eventual realization of managed portfolio companies through divestiture. The Company made, at December 31, 1997, impairment adjustments to write down the trademarks and other intangible assets of its temporary management subsidiary by Lit. 3,000 million and to write down related goodwill by Lit. 1,001 million.

      Goodwill and other intangibles

On purchases of businesses, the excess of the purchase price over the fair value of assets acquired is accounted for as goodwill and is amortized on a straight-line basis over a period determined by the Company taking into consideration the nature of the business acquired. Trademarks and other intangibles relating to the Company's temporary management subsidiary and related goodwill, net of amounts recorded for impairment reserves above, were being amortized over 10 years. Concession rights, which last through 2041, were being amortized over 40 years.

      Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years and plant and machinery, tooling and computer equipment over lives ranging from 3 to 10 years.

      Marketable and other securities and investments

Marketable and other securities and investments consist primarily of fixed income investments which cannot be readily sold using established markets. Marketable securities as of December 31, 1998 and 1997 are held-to-maturity and are represented by Italian government-backed securities. Such securities are carried at cost plus accrued interest.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income taxes

Income taxes are provided by each entity included in the consolidation in accordance with local laws.

Deferred income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

      Net loss per common share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period. All loss per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. As the Company has incurred losses in each of the years 1996 to 1998, potentially dilutive common shares are antidilutive for each of these years.

      Statements of cash flows

The cash flows for the roll-over of maturing fixed-term securities into new securities is included in the caption "Net decrease/(increase) in investments" in the Consolidated Statements of Cash Flows. Advances from banks arise primarily under the Company's short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows for these items are included in the caption "Net increase in advances from banks" in the Consolidated Statements of Cash Flows.

      Reclassifications

Comparative figures for 1997 and 1996 have been reclassified to conform with the 1998 presentation.

3.    SHARES SUBJECT TO REPURCHASE - PRO FORMA LOSS PER SHARE INFORMATION

Interest income on investments securing share repurchase commitments and on cash and investments maintained against unsecured share repurchase commitments is included in the statements of operations. On a pro forma basis the net loss and the net loss per share for 1998, 1997 and 1996, as if all shares subject to repurchase had been repurchased as of the earlier of the date on which repurchase commitments were made or January 1 of each respective year, would have been as follows.

                                        1998       1998       1997       1996
                                       US$'000    Lire m.    Lire m.    Lire m.

      Net loss .....................   (15,346)   (25,412)   (23,555)   (15,855)
                                       =======    =======    =======    =======

      Net loss per share ...........     (3.67)    (6,077)    (6,206)    (4,238)
                                       =======    =======    =======    =======

All shares subject to repurchase commitments were repurchased in 1998.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

4.    REPURCHASE OF SHARES AND SHARES SUBJECT TO REPURCHASE

      1998 share repurchases

In April 1995, the Company entered into an agreement with Mr. Alejandro
De Tomaso (De Tomaso Agreement), the then Chairman of the Board, under which the Company would repurchase Mr. De Tomaso's 1,000,000 shares of preferred stock and 480,304 shares of common stock at a negotiated price of Lit. 18,400 per share, converted into dollars at the exchange rate in effect on closing date of Lit. 1,637. Prior to the closing of that transaction, Mr. De Tomaso had conveyed such shares, subject to the De Tomaso Agreement, by gift to two trusts.

703,774 of the preferred and common shares formerly owned by Mr. De Tomaso were repurchased by the Company in July 1995. The remaining preferred and common shares formerly owned by Mr. De Tomaso were exchanged for an equal number, 776,530 shares, of newly issued common stock. Under the terms of the De Tomaso Agreement, if these remaining 776,530 shares were not sold by their current owner prior to June 30, 1998, the Company committed to acquire the shares at $11.27 per share. The Company obtained a letter of credit to guarantee payment of the repurchase price which was collateralized by certain investment securities owned by the Company. The 776,530 shares were recorded on the balance sheet at June 30, 1995 at estimated market value of $10.00 (then Lit. 16,400 per share) as shares subject to repurchase and were not included in shareholders equity. The difference between $10.00 and the redemption price of $11.27 was amortized over the period to June 30, 1998. In June 1998, the trust owning the shares exercised its right to have the Company repurchase them for a total of US$ 8,751,000 or Lit. 15,374 million at the net effective rate on closing.

In 1998, the Company also repurchased 28,350 shares for Lit. 570 million pursuant to arrangements described below under "1996 commitment to repurchase shares from Finprogetti".

      1997 share repurchases

As described in Note 5, the Company repurchased 120,000 shares as of December 31, 1997 in connection with the sale of its Cologne, Italy, real estate. In 1997, the Company also repurchased 44,760 shares for Lit. 900 million pursuant to arrangements described below under "1996 commitment to repurchase shares from Finprogetti".

      1996 Stock Repurchase Program

The Company completed a stock repurchase program on October 23, 1996. Two mutually exclusive alternative offers were made to shareholders. The first offer was to purchase up to 80% of a shareholder's common stock for a combination of cash and non-negotiable promissory notes having a face value aggregating $12.26 per share ("the 80% offer") and the second offer was to purchase up to 50% of a shareholder's common stock for $12.26 cash (the "50% offer"). Of the 4,742,865 issued shares of the

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

4.    REPURCHASE OF SHARES AND SHARES SUBJECT TO REPURCHASE (CONTINUED)

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

      1996 commitment to repurchase shares from Finprogetti

On November 7, 1996, the Company entered into an agreement with Finprogetti S.p.A. to resolve certain open matters deriving from the acquisition of the majority of Finprogetti's operating subsidiaries in July 1995 (the "Finprogetti Acquisition") -- See Note 5. A balance due by Finprogetti of Lit. 763 million was settled by the Company repurchasing 46,000 shares at a value of Lit. 16,587 per share ($10.89 per share). Finprogetti also agreed to accept responsibility for a claim which was successfully brought against one of the subsidiaries acquired in the Finprogetti Acquisition for Lit. 2,120 million. In accordance with the terms of its agreement with Finprogetti, the Company would have paid such claim and received in compensation 105,440 of the shares issued to Finprogetti in July 1995. The Company and Finprogetti agreed that Finprogetti would assume the responsibility for payments resulting from the claim, which were payable in installments through June 1998, and that the Company would, on the request of Finprogetti, repurchase shares for cash at the dates and in the amounts of each installment payment.

The Company reclassified the 105,440 shares subject to repurchase outside of shareholders' equity in the amount of the present value of the amounts payable under the repurchase commitment applying a discount rate of 10%. The resulting value of the 105,440 shares subject to repurchase was Lit. 1,940 million or Lit. 18,399 per share ($12.08 per share). Immediately following the agreement, Finprogetti requested that the Company repurchase 9,950 shares for Lit. 200 million in respect of the first installment and on December 31, 1996 requested that a further 22,380 shares be repurchased for Lit. 450 million. Finprogetti further requested on each of June 30, 1997 and December 31, 1997 that 22,380 shares be repurchased for Lit. 450 million and that the residual 28,350 shares be purchased on June 30, 1998 for Lit. 570 million.

5.    ACQUISITIONS AND DISPOSALS

      1997 agreement to sell real estate affiliate and loans due by such affiliate

In December 1997, the Company entered into an agreement to dispose of its 25% interest in Domer S.r.l. and loans due by Domer S.r.l. resulting from the 1996 disposal of Immobiliare Broseta S.r.l. (See below).

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

5.    ACQUISITIONS AND DISPOSALS (CONTINUED)

The consideration for such sale was Lit. 2,900 million in cash, of which Lit. 1,400 million was paid on December 31, 1997 and Lit. 1,500 million was paid on March 31, 1998, plus the proceeds from the sale of 45,977 shares of the Company's common stock, plus the proceeds from the sale of certain apartments located in Bergamo. The Company received Lit. 1,100 million in installment payments from the sale of apartments in 1998.

The Company estimates that the aggregate of the consideration received and to be received will at least equal the aggregate carrying value of Lit. 6,238 million of the 25% interest in Domer S.r.l. and the loan notes due by Domer S.r.l. No gain has been recorded in respect of this transaction in the financial statements as at December 31, 1998 and the amounts due are shown in `Other receivables' at the aggregate book value of the assets disposed less the proceeds received.

      1997 sale of real estate subsidiary

On March 18, 1997, the Company entered into an agreement to sell its Cologne, Italy, property to a company affiliated with Rag. Bertoni, a shareholder of the Company, and of Finprogetti, the Company's then largest shareholder. The agreement was consummated on April 15, 1997 by transfer of the shares of Finprogetti Investimenti Immobiliari S.p.A., the subsidiary holding the Cologne property. Under the terms of the agreement, the purchaser assumed the mortgage loans over the property and paid Lit. 500 million on March 18, 1997, Lit. 1,928 million on April 15, 1997 and Lit. 2,040 million on July 1, 1997. As part of the terms of sale, the Company granted the purchaser an option to settle the final installment in cash of Lit. 2,040 million or by way of paying in up to 120,000 shares of the Company's common stock to be valued at the higher of $10.00 or the market value of the shares as at December 31, 1997. The Company reclassified these 120,000 shares subject to the option from `Shareholders' equity' to `Shares subject to repurchase' at their estimated fair value, at the date of the transaction, of $8.00 (Lit. 13,416) per share for an amount of Lit. 1,610 million ($960,000). At December 31, 1997, the purchaser exercised their option to settle the final instalment by way of delivery of such 120,000 shares.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

5.    ACQUISITIONS AND DISPOSALS (CONTINUED)

Moto Guzzi Corp. issued 1,500.000 units, each consisting of one share of Class A Convertible Preferred Stock and one common stock purchase warrant exercisable for three years for the lesser of $4.00 or the initial public offering price of the common stock. The preferred stock was convertible at the option of the holder into an equal number of shares of common stock, subject to adjustment to protect against events of dilution and was to be automatically converted upon consummation of an initial public offering of Moto Guzzi Corp. common stock which raised gross proceeds of at least $8,000,000. The conversion rate for the preferred stock in such event would be the lesser of the then applicable conversion rate or 75% of the per share initial offering price. If such an initial public offering was not consummated by June 30, 1998, the holders of a majority of the shares of preferred stock would have the right to select a majority of the Moto Guzzi Corp. board of directors. The holders of the Preferred Stock would also have a right to redeem their shares at $8.00 per share if no public offering was completed on or before January 16, 2002.

The Moto Guzzi Corp. preferred stock was recorded in the consolidated balance sheet as preferred stock of subsidiary in the amount of Lit. 5,101 million at December 31, 1996 and a further Lit. 2,933 million was recorded in January 1997 as a result of the completion of the private placement. The Company recorded Lit. 3,595 million in 1997 and Lit. 1,503 million in 1998 as accretion expense in the statement of operations to reflect amortization of the difference between the net proceeds received and the contingent redemption of such shares in January 2002 and the effects of changing exchange rates on such repurchase commitment.

As part of the merger of Moto Guzzi Corp. with and into North Atlantic Acquisition Corp. in March 1999, the preferred stock and the warrants to purchase common stock were exchanged for shares of common stock of the surviving company.

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

      1996 disposal of Immobiliare Broseta S.r.l.

In June 1996, the Company sold its 66.7% equity interest in Immobiliare Broseta S.r.l. to its 25% owned affiliate Domer S.r.l. The remaining 33.3% equity interest in Immobiliare Broseta S.r.l. was owned by Interim S.p.A., a subsidiary of Domer S.r.l. and was subsequently transferred to Domer S.r.l. The Company had sought offers from third parties through an independent broker and the sale price of Lit. 5,200 million

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

5.    ACQUISITIONS AND DISPOSALS (CONTINUED)

offered by Domer S.r.l. was the highest of the offers received. Lit. 1,800 million of the sale price was evidenced by a promissory note of Domer S.r.l. due December 31, 1996 (subsequently renewed until December 31,1997), bearing an interest rate equal to the official Lire discount rate plus 3%. The balance of Lit. 3,400 million was to have been received pro-rata from the sales of apartments which are being developed from the Immobiliare Broseta S.r.l. property or on June 30, 1999, whichever occurred earlier. This amount of Lit. 3,400 million carried an interest rate of 6% payable bi-annually and was accounted for at its estimated net present value of Lit. 2,908 million applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. In December 1997, as described above, the Company disposed of both its 25% interest in Domer S.r.l. and the two loan notes resulting from sale of its 66.7% interest in Immobiliare Broseta S.r.l.

6.    LAND FOR DEVELOPMENT

Undeveloped land represents an area in Sardinia for development of hotel and leisure facilities and is owned by the Company through an 80% interest in Grand Hotel Bitia S.r.l. In accordance with FASB Statement No. 121, the Company recorded a reserve of Lit. 2,500 million against the property in the third quarter of 1996 to reflect development uncertainties.

7.    CONCESSION RIGHTS

The concession rights expire in February, 2041 and are being amortized on a straight-line basis over 40 years. The Company negotiated a sale of these rights in April 1999 and has recorded impairment expense of Lit. 2,688 million in the last quarter of 1998 to reflect the sale price.

8.    TAX RECEIVABLES

Tax receivables represent amounts for which reimbursement has been requested. The times for reimbursement in Italy have, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government. Lit. 6,125 million was received in February 1999.

9.    ADVANCES FROM BANKS AND CREDIT ARRANGEMENTS

The operating subsidiaries of the Company have lines of credit arrangements with a number of Italian banks. Under these, the Company, at December 31, 1998, could have borrowed up to approximately Lit. 52,000

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

9. ADVANCES FROM BANKS AND CREDIT ARRANGEMENTS (CONTINUED)

million. The line of credit arrangements do not have termination dates and are periodically reviewed. The average interest rate on advances from banks was approximately 6.5% and 8.25% at December 31, 1998 and 1997, respectively.

10. ACCRUED EXPENSES AND OTHER PAYABLES

                                                    1998        1998        1997

Salaries, wages and related items ..........       2,948       4,882       4,788
Warranty reserves ..........................         725       1,200         300
Value added and other non income taxes .....         283         469         804
Other accrued expenses .....................       1,911       3,164       4,133
                                                   -----       -----       -----
                                                   5,867       9,715      10,025
                                                   =====       =====      ======

11. LONG-TERM DEBT

                                                                   1998          1998          1997
                                                                  US$'000       Lire m.       Lire m.
Mortgage note payable, secured by substantially all
fixed assets of motorcycle operations. Interest 10.08%,
payable in semi-annual installments through 2001 ..........        1,268         2,100         3,149

Mortgage note payable, secured by second mortgage over
real estate of motorcycle business. Interest 6%
payable in annual installments from 2000 to 2007 (See Note)        6,039        10,000            --

Notes payables,
  Interest 12.40%, payable in semi-annual
  installments through 2001 ...............................        1,005         1,665         2,121

  Interest 12.36%, payable in semi-annual
  installments through 1999 ...............................          368           610         1,153

Industry Ministry L. 46/82, 1.9875% through 2002 and 7.95%
thereafter, payable in installments commencing from 2002 ..          530           878           878

Unsecured loan note denominated in US$, interest 8%,
payable on October 23, 1998 ...............................           --            --         3,296
Mortgage note secured by property of Moto America
Inc., interest 8.25%, payable monthly through 2011 ........          222           368           409

Finance leases ............................................          811         1,343         1,817

Sundry notes payable ......................................          352           581           330
                                                                 -------       -------       -------
                                                                  10,595        17,545        13,153
Less current portion ......................................       (8,024)      (13,288)       (6,009)
                                                                 -------       -------       -------
                                                                   2,571         4,257         7,144
                                                                 =======       =======       =======


                                       60                                   F-21

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

11. LONG-TERM DEBT (CONTINUED)

In February 1998, Moto Guzzi S.p.A. obtained a Lit. 10,000 million 10 year credit facility, drawn down in April 1998, with principal repayments commencing from the third year. The terms of the loan include covenants relating to the share capital and equity (according to local Italian accounting principles) of Moto Guzzi S.p.A. as at December 31, 1998. Due to the losses in 1998 and delays in closing the merger with North Atlantic Acquisition Corp., Moto Guzzi S.p.A. is not in compliance with these covenants, the consequence of which is that the lender can request immediate repayment of the loan. The loan has been classified as a current liability in the consolidated balance sheet as at December 31, 1998. The Company has advised the lender of the non compliance and is in discussions to renegotiate the terms of the loan. No assurance can be given that these negotiations will successfully conclude on terms satisfactory to the Company.

           Maturities of long-term debt as of December 31, 1998:

                                                            US$'000      Lire m.

1999 ......................................................   8,024      13,288
2000 ......................................................   1,232       2,041
2001 ......................................................     543         900
2002 ......................................................     130         216
2003 ......................................................      53          87
Subsequent to 2003 ........................................     613       1,013
                                                             ------      ------
                                                             10,595      17,545
                                                             ======      ======

12. LOANS DUE TO RELATED PARTIES

On October 1, 1998, two bridge loans were made by Tamarix and by Mr. Bulgari to provide finances to Moto Guzzi in anticipation of the consummation of the merger with North Atlantic Acquisition Corp. (See Notes 1 and 22). The loans are of Lit. 3,000 million and US$ 2,000,000 (Lit. 3,312 million) and bear interest at 10% and a flat commission of 1%. Each loan was secured by 500,000 common shares of Moto Guzzi Corp. (now 207,337 shares, following the merger with North Atlantic Acquisition Corp.). As an inducement for the loans to be made, the Centaurus warrants (See Note 1), which were exercisable at $6.00 through May 1, 2000 were extended through May 1, 2002 and the exercise price reduced to $5.50. The closing price of the Company's common stock had been at $5.00 or below in the preceding month and was at $4.00 on October 1, 1998 when the loans were made. The Company sought similar financing from third parties and the terms and conditions above were more favorable than any expressions of interest by third parties.

The Lit. 3,000 million loan was repayable on March 31, 1999, and was extended to April 30, 1999. The US$ 2,000,000 loan was repayable on completion of the merger of Moto Guzzi Corp. into North Atlantic Acquisition Corp., which occurred on March 5, 1999. The Company has repaid the loan from Mr. Bulgari and has obtained an extension on the Tamarix loan until June 30, 1999. See Note 1.


                                       61                                   F-22

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

13. OTHER INCOME

Other income includes currency exchange gains and losses, gains and losses on disposal of assets and miscellaneous items. There were no significant items in 1998. In 1997, the principal element of other income was favorable exchange gains which aggregated Lit. 1,984 million, principally relating to bridge financing, until completion of the Company's June 1997 public Common Stock offering, by the Company's Italian subsidiaries to the U.S. parent. In 1996, the principal components of other income were exchange losses of Lit. 848 million, gains on sale of surplus properties in the U.S. and other assets of Lit. 1,211 million and a government grant of Lit. 450 million.

14. REORGANIZATION AND IMPAIRMENT EXPENSES

In April 1998, Moto Guzzi entered into an agreement with Philips S.p.A. for the purchase by Moto Guzzi of the Philips Vision Industries' plant in Monza, Italy. The agreement, which was subject to the fulfilment of certain conditions including the assent of certain labor unions, expired in accordance with its terms in June 1998, though the parties continued discussions through August 1998. In September 1998, Moto Guzzi terminated the discussions as agreement with labor unions had not been obtained and the delays in closing meant that logistics for transferring activities were no longer favorable. Also in September 1998, the employment contract of Oscar Cecchinato, the managing director of Moto Guzzi was terminated.

Following these events, the Company reviewed its short-term strategies and product plans, taking into consideration certain proposed products whose introduction into production was connected with the potential new factory and also other new products slated to be introduced in 1999 to replace existing models. Pursuant to this review, the Company recorded Lit. 1,852 million of reorganization costs in the third quarter of 1998. Following unanticipated delays in the closing of the Moto Guzzi Corp. merger eventually consummated in March 1999 (See Note 23 "Subsequent Events") management further reviewed its short-term strategies and product plans and recorded an additional Lit. 2,210 million of reorganization charges in the last quarter of 1998. The reorganization charges aggregating Lit. 4,062 million, principally relate to write-offs of tooling (Lit. 1,063 million) and inventory (Lit. 2,463 million) of models which the Company no longer intends to produce in 1999 and costs directly connected with the proposed move of the Company's plant (Lit. 315 million). There are no reserves for future expenses included in the charge for reorganization expense.

15. INCOME TAXES

Loss before income taxes and minority interests consisted of the following:


                                       62                                   F-23

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

15. INCOME TAXES (CONTINUED)

                             1999           1998           1997           1996
                            US$'000        Lire m.        Lire m.        Lire m.

United States ......        (3,085)        (5,108)        (5,264)        (6,589)
Italy ..............       (12,420)       (20,568)       (12,078)        (7,438)
                           -------        -------        -------         ------
                           (15,505)       (25,676)       (17,342)       (14,027)
                           =======        =======        =======        =======

The provision for income taxes consisted of the following:

                                     1998       1998         1997         1996
                                   US$'000     Lire m.      Lire m.      Lire m.
Current:
   United States ...........            9           15           40           22
   Italy ...................          402          655          417          573
                                      ---          ---          ---          ---
                                      411          680          457          595
                                      ===          ===          ===          ===

Deferred: ..................           --           --           --           --
                                      ===          ===          ===          ===

                                      ---          ---          ---          ---
Total ......................          411          680          457          595
                                      ===          ===          ===          ===

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

                                              1998         1998           1997
                                            US$'000       Lire m.        Lire m.

Short-term reserves ..................        3,236         5,359         3,196
Carrying value of fixed assets .......        2,339         3,874         2,947
Net operating loss carryforwards .....        7,520        12,453         8,620
Other ................................        1,423         2,357         1,997
                                            -------       -------       -------
                                             14,518        24,043        16,761
Valuation allowance ..................      (14,518)      (24,043)      (16,761)
                                            -------       -------       -------
Net deferred tax assets ..............           --            --            --
                                            =======       =======       =======


                                       63                                   F-24

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

15. INCOME TAXES (CONTINUED)

The effective provision for income taxes varied from the income tax credit calculated at the statutory U.S. federal income tax rate as follows:

                                                        1998        1998        1997         1996
                                                       US$'000     Lire m.     Lire m.      Lire m.

Computed tax credit at U.S. federal rate ...........      (5,426)      (8,987)      (6,070)      (4,910)
Losses and reversals of short-term reserves
for which valuation allowance provided .............       5,703        9,444        6,512        6,125
Utilization of tax losses ..........................        (165)        (273)        (427)      (1,441)
Elimination of intercompany profits ................          77          129          133          326
Non-deductible expenses and local taxes ............         222          367          309          495
                                                          ------       ------       ------       ------
                                                             411          680          457          595
                                                          ======       ======       ======       ======

For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately U.S. $9 million at December 31, 1998. These losses expire from 2003 through 2012. United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested. Approximately Lit. 4,800 million of retained earnings of Italian subsidiaries cannot be distributed under local laws.

At December 31, 1998 the Company had net operating loss carryforwards for Italian federal income tax purposes which expire as follows:

                                                    1998                  1998
                                                  US$'000                Lire m.

1999 .............................................  2,306                  3,818
2000 .............................................    190                    314
2001 .............................................      5                      8
2002 .............................................  2,083                  3,450
2003 .............................................  7,691                 12,737
                                                   ------                 ------
                                                   12,275                 20,327
                                                   ======                 ======

16. SHARES ISSUED IN CONNECTION WITH EMPLOYMENT AGREEMENTS AND STOCK OPTIONS

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


                                       64                                   F-25

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

16. SHARES ISSUED IN CONNECTION WITH EMPLOYMENT AGREEMENTS AND STOCK OPTIONS (CONTINUED)

the life of the contracts. Amounts in respect of future compensation at the balance sheet date have been included in the financial statements as a deduction from additional paid-in capital.

On March 18, 1998, the Company granted Messrs. Hauser and Arbib and Tamarix options to purchase an aggregate of 212,000 shares of common stock at an exercise price of $5.00, granted to other officers of and consultants to the Company options to purchase an aggregate of 280,000 shares at an exercise price of $5.00 in exchange for 710,000 previously granted options exercisable at $12.26, and granted a further 105,000 options to persons not previously included in its "Non Qualified Plan" for officers and key executives.

The Company's "1995 Non-Qualified Plan" stock option provides for the grant of non-qualified stock options for officers and key employees. Total options of 2,000,000 shares have been authorized by the Board. Grants were made in 1996 and 1995 of 22,500 and 960,000 shares respectively, all at an exercise price of $12.26. 130,000 of these options were forfeited in 1997, 60,000 forfeited in 1998 and 710,000 exchanged in 1998, as described above. Outstanding options under "1995 Non-Qualified Plan" can be exercised as follows:

                                                   Exercisable       Exercisable
                                                    at $12.26          at $5.00

Currently exercisable ............................    73,500           377,000
1999 .............................................     4,500           155,000
2000 .............................................     4,500                --

Under the "1995 Director's Plan," 5,000 options are granted annually on January 2 of each calendar year to each non-employee Director serving at such date and a proportionately reduced number of options, at the date of election, to Directors initially elected at a date other than January 2. The exercise price is fixed at the reported closing price of the stock on January 2, or date of election of Directors for subsequent grants. All options granted on January 2, 1996 and January 2, 1997 were forfeited in 1997 pursuant to changes in the composition of the Board. A total of 18,751 options were granted in 1997 at a weighted average exercise price of $7.446 in respect of incoming Board members and a further 40,000 options were granted on January 2, 1998 at an exercise price of $4.875 and 25,000 on January 2, 1999 at an exercise price of $5.4375.

Additionally, the Company issued to GKN Securities Corp. 125,000 options exercisable through June 10, 2002 at an exercise price of $6.12 and issued 173,306 warrants exercisable through June 10, 2000 at a price of $6.00 to certain shareholder's as an inducement for them to enter lock-up agreements with the Company and with GKN Securities Corp. in connection with its June 1997 public offering. As described in Notes 1 and 12, the Company also issued 1,250,000 warrants exercisable through May 2, 2000 at an exercise price of $6.00, subsequently revised to $5.50, to the manager of Tamarix.


                                       65                                   F-26

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

16. SHARES ISSUED IN CONNECTION WITH EMPLOYMENT AGREEMENTS AND STOCK OPTIONS (CONTINUED)

    As the Company incurred losses in 1996 to 1998, all warrants and options described above are considered antidilutive. The potentially dilutive effects of outstanding options and warrants in 1998 is summarized below:

Weighted average number of common shares
outstanding during the year
Basic .....................................................            4,584,237
Shares subject to restricted vesting.......................               47,882
Non Qualified Plan options ................................               39,712
Tamarix warrants ..........................................               19,839
GKN options and lock-up warrants ..........................                   --
1995 Director's Plan options ..............................                5,252
                                                                       ---------
Diluted ...................................................            4,696,922
                                                                       ---------

The Company has elected the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25 and related interpretations in accounting for their stock option plans. If the Company had elected to recognize compensation cost based on the fair value of awards at grant dates, the pro forma net loss and loss per share for 1998 would have been Lit. 28,503 million ($17,211,000) and Lit. 6,218 ($3.75) per share, respectively. Such Pro Forma loss includes Lit. 1,159 million ($700,000) in respect of the Hauser, Arbib and Tamarix options issued in respect of employment or consulting contracts, as described above. Proforma compensation costs under the Company's stock option plans for 1997 based on the value of awards at the grant date were not material. Pro forma net loss and loss per share for 1996 would have been Lit. 18,230 million and Lit. 3,971 per share.

The fair value of the Company's options at the date of grant is estimated based on i) comparison of such options with the trading prices of its publicly traded warrant; and ii) the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5.5%; expected volatility of approximately 60%; expected life of 4 years; and dividend yield of 0%. The following is a summary of transactions pertaining to the Plans:

                                          December 31,            December 31,              December 31,
                                     --------------------     -------------------     --------------------
                                                 Weighted                Weighted                 Weighted
                                                 Average                  Average                 Average
                                     Shares      Exercise     Shares     Exercise     Shares      Exercise
                                     (000's)      Price       (000's)      Price      (000's)       Price
                                     -------      -----       -------      -----      -------       -----
Outstanding, January 1 .........        871       $12.16       1,003       $12.26         960      $12.26
Granted ........................        637         4.99          18         7.45          43       12.26
Exercised ......................         --           --          --           --          --          --
Forfeited or exchanged .........       (835)       11.69        (150)       12.26          --          --
                                     ------       ------      ------       ------      ------      ------
Outstanding, December 31 .......        673       $ 5.95         871       $12.16       1,003      $12.26
                                     ======       ======      ======       ======      ======      ======
Options exercisable, December 31        469       $ 6.23         389       $12.16         233      $12.26
                                     ======       ======      ======       ======      ======      ======

The following is a summary of the status of stock options outstanding and exercisable under the Plans


                                       66                                   F-27

TRIDENT ROWAN GROUP, INC. and SUBSiDiARIES
Notes to Consolidated Financial Statements
December 31, 1998

as of December 31, 1998:

16. SHARES ISSUED IN CONNECTION WITH EMPLOYMENT AGREEMENTS AND STOCK OPTIONS (CONTINUED)

                                                                        Stock Options
                                 Stock Options Outstanding               Exercisable
                             -------------------------------------   --------------------
                                                         Weighted
                                         Weighted         Average                Weighted
                                          Average        Remaining               Average
                             Shares      Exercise       Contractual  Shares      Exercise
Range of Exercise Price      (000's)       Price           Life      (000's)      Price
-----------------------      -------       -----           ----      -------      -----
   $12,26                        82        $12.26          1.77         72       $12.26
   $5.00                        532         $5.00          3.25        377        $5.00
   $4.875 - $7.95                59         $7.45          3.52         20       $7.45
                                ---        ------                      ---
                                673         $5.95                      469        $6.23
                                ===        ======                      ===

17. RELATED PARTY TRANSACTIONS

     Receivables from related parties and affiliates consists of the following:

                                                  1998         1998        1997
                                                 US$'000     Lire m.     Lire m.

MGI Motorcycle GmbH ...........................   2,326       3,852       5,383
                                                  =====       =====       =====

The amounts at December 31, 1998 and 1997 due from MGI Motorcycle GmbH, a 25% owned entity acquired in 1997, resulted from the purchase of products and services from the Company. Sales to MGI Motorcycle GmbH, consisting primarily of motorcycles and parts were Lit. 12,715 million in 1998 and Lit. 14,410 million in 1997.

      Tamarix Capital Corporation / Mark Hauser

Details of agreements with Tamarix Capital Corporation to provide financial services to the Company are described in Note 1. Mark Hauser, a principal of Tamarix Capital Corporation, became Chief Executive Officer of the Company commencing May 1, 1998. The terms of his 3 year employment contract with the Company provide for compensation of US$160,000 per year and the issue of 130,000 shares of the Company with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 130,000 options exercisable at $5.00. Cash compensation under the contract with Tamarix Capital Corporation and the employment contract with Mark Hauser is payable only when the Company has sufficient cash to meet its financial commitments for the following 12 months and no cash compensation under the agreements was paid in 1998. The Company commenced payment of a portion of the accrued compensation in 1999.


                                       67                                   F-28

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

17. RELATED PARTY TRANSACTIONS (CONTINUED)

      Emanuel Arbib

As described in Note 16, the Company entered into a 3 year consulting contract commencing May 1, 1998 with Emanuel Arbib as Chief Financial Officer of the Company. The terms of the contract provide for compensation of US$100,000 per year and the issue of 75,000 shares of the Company with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and options to purchase 65,000 shares exercisable at $5.00. Cash compensation under the employment agreement is deferred until the Company has sufficient cash to meet its financial commitments for the following 12 months and no cash compensation under the agreement was paid in 1998.

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

18. EXPORT SALES AND GEOGRAPHIC INFORMATION

      Export sales

The Company's motorcycle business exports its products throughout the world. Sales of motorcycles by geographic destination were as follows:

                                                1998          1997          1996

Italy ................................           37%           37%           37%
Europe other than Italy ..............           43%           46%           43%
United States ........................           13%           13%            7%
Elsewhere ............................            7%            4%           13%

Sales to Germany represented approximately 16.4% of motorcycle sales in 1998 (17.8% in 1997 and 19% in 1996). No other country represented over 10% of motorcycle sales. The Company's other businesses do not have significant export sales.

      Transfers of products between geographical areas

Sales of motorcycles and parts from the Italian production facilities of the Company's motorcycle business to its U.S. exclusive importer, Moto America Inc., amounted to Lit. 11,783 million in 1998 (1997 - Lit.


                                       68                                   F-29

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

18. EXPORT SALES AND GEOGRAPHIC INFORMATION (CONTINUED)

10,631 million, 1996 - Lit. 5,800 million). Prior to 1996, Moto America Inc. was an unaffiliated company. Sales to its French exclusive importer, Moto Guzzi France Sarl, constituted in 1997, amounted to Lit. 8,604 million in 1998 (1997 - Lit. 6,959 million). Sales prices are accounted for on a basis comparable to those for non affiliated customers.

      Identifiable assets

As of December 31, 1998 and 1997 all material operating subsidiaries of the Company were located in Italy. The Company has assets in the United States consisting of offices which deal with regulatory matters and its exclusive importer of Moto Guzzi motorcycles in the United States and in France. Identifiable assets outside of Italy are not significant to the Company.


                                       69                                   F-30

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

19. INDUSTRY SEGMENT ANALYSIS

                                                                        Management
1998                                             Motor-      Steel     & Corporate     Real
Lire m.                                          cycles      Tubes       Services     Estate   Eliminations   Total
Sales ......................................    104,147      23,193       4,115          --        (287)     131,168
Intrasegment sales .........................    (20,387)         --        (340)         --          --      (20,727)
                                                -------     -------      ------      ------     -------      -------
Net sales ..................................     83,760      23,193       3,775          --        (287)     110,441
Cost of sales ..............................    (74,906)    (19,870)     (2,447)         --          --      (97,223)
                                                -------     -------      ------      ------     -------      -------
                                                  8,854       3,323       1,328          --        (287)      13,218

Selling, general and administrative expenses    (16,033)     (2,274)     (5,905)       (398)        250      (24,360)
Research and development ...................     (4,336)         --          --          --          --       (4,336)
Impairment loss ............................         --          --          --      (2,688)         --       (2,688)
Reorganization expense .....................     (4,062)         --          --          --          --       (4,062)
Rental income ..............................         --          --          --         150          --          150
                                                -------     -------      ------      ------     -------      -------
Operating profit/(loss) ....................    (15,577)         --      (4,577)     (2,936)        (37)     (22,078)
                                                =======     =======      ======      ======     =======      =======

                                                                        Management
1997                                             Motor-      Steel     & Corporate     Real
Lire m.                                          cycles      Tubes       Services     Estate   Eliminations   Total
Sales ......................................     98,578      20,480       3,633          --        (364)     122,327
Intrasegment sales .........................    (17,590)         --      (1,098)         --          --      (18,688)
                                                -------     -------      ------      ------     -------      -------
Net sales ..................................     80,988      20,480       2,535          --        (364)     103,639
Cost of sales ..............................    (71,474)    (18,215)     (1,570)         --          --      (91,259)
                                                -------     -------      ------      ------     -------      -------
                                                  9,514       2,265         965          --        (364)      12,380

Selling, general and administrative expenses    (13,824)     (1,470)     (7,875)       (276)        455      (22,990)
Research and development ...................     (3,125)         --          --          --          --       (3,125)
Impairment loss ............................         --          --      (4,001)         --          --       (4,001)
Rental income ..............................         --          --          --         477          --          477
                                                -------     -------      ------      ------     -------      -------
Operating profit/(loss) ....................     (7,435)        795     (10,911)        201          91      (17,259)
                                                =======     =======      ======      ======     =======      =======


                                                                        Management
1996                                             Motor-      Steel     & Corporate     Real
Lire m.                                          cycles      Tubes       Services     Estate   Eliminations   Total
Sales ......................................     91,986      17,313       3,517          --        (973)     111,843
Intrasegment sales .........................    (14,366)         --        (671)         --          --      (15,037)
                                                -------     -------      ------      ------     -------      -------
Net sales ..................................     77,620      17,313       2,846          --        (973)      96,806
Cost of sales ..............................    (65,755)    (16,105)     (2,478)       (103)        276      (84,165)
                                                -------     -------      ------      ------     -------      -------
                                                 11,865       1,208         368        (103)       (697)      12,641

Selling, general and administrative expenses    (10,210)     (1,593)    (10,760)       (511)      1,644      (21,430)
Research and development ...................     (1,177)         --          --          --          --       (1,177)
Impairment loss ............................         --          --          --      (4,180)         --       (4,180)
Rental income ..............................         --          --          43       1,440          --        1,483
                                                -------     -------      ------      ------     -------      -------
Operating profit/(loss) ....................        478        (385)    (10,349)     (3,354)        947      (13,663)
                                                =======     =======      ======      ======     =======      =======


                                       70                                   F-31

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

19. INDUSTRY SEGMENT ANALYSIS (CONTINUED)

Intrasegment sales represent sales of motorcycles and spare parts by the Company's motorcycle production subsidiary to its US and French exclusive importers. Intersegment sales represent management and corporate services. Intrasegment and intersegment sales are accounted for at prices comparable to unaffiliated customers.

      Capital expenditure and depreciation expense

Capital expenditure and depreciation expense relate primarily to the Company's motorcycle segment in 1998, 1997 and 1996.

Identifiable assets              1998          1998         1997          1996
                                US$'000      Lire m.       Lire m.       Lire m.

Motorcycles ............        48,718        80,677        84,765        73,731
Steel tubing ...........         8,433        13,965        13,385         9,661
Real estate ............         3,156         5,226        12,257        30,260
Corporate ..............        10,446        17,297        35,348        42,860
                               -------       -------       -------       -------
                                70,753       1l7,165       145,755       156,512
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

21. FINANCIAL INSTRUMENTS

The Company does not enter into foreign exchange contracts in the normal course of its operating activities. In 1998 the Company made forward purchases of US$ 4,000,000 as partial coverage of its US Dollar share repurchase commitments at June 30, 1998 and also entered into hedging operations in 1996 in respect of its


                                       71                                   F-32

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

21. FINANCIAL INSTRUMENTS (CONTINUED)

planned redemption offer. The Company has not hedged against foreign exchange risk on its US Dollar denominated bridge loan, incurred in October 1998.

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

Fixed interest securities which have maturities from one to three years: fair value for marketable quoted securities is based on market price and for non marketable securities, is estimated using discounted cash flow analysis based on similar investments available as at the balance sheet date. There are no significant differences between fair value and carrying value for any of the Company's financial instruments as at December 31, 1998 and 1997.

22. LEGAL PROCEEDINGS

The Company is a defendant in two pending lawsuits which are described in detail in Item 3 of Part I of this Report.

23. SUBSEQUENT EVENTS

      Merger of Moto Guzzi business with North Atlantic Acquisition Corp.

As a result of the merger of Moto Guzzi Corp. into North Atlantic Acquisition Corp., which was consummated on March 5, 1999 pursuant to an Agreement dated August 18, 1998, as amended December 3, 1998, all of the common stock and preferred stock of Moto Guzzi Corp. was exchanged for newly issued shares of common stock of North Atlantic. OAM, which had owned all of Moto Guzzi Corp.'s common stock before the merger, also contributed a Lit. 13,362 million intercompany loan it had made to Moto Guzzi Corp. for additional North Atlantic common stock, and holders of Moto Guzzi Corp. warrants received additional shares of North Atlantic common stock when submitting their warrants for cancellation.

The aggregate ownership by the former Moto Guzzi Corp. security holders immediately following the merger was approximately 75%, while the security holders of the former North Atlantic retained an approximate 25% equity ownership interest in Moto Guzzi Corporation.


                                       72                                   F-33

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

23. SUBSEQUENT EVENTS (CONTINUED)

Approximately $8,000,000 in cash owned by North Atlantic, net of expenses of the merger, became available for Moto Guzzi capital needs, of which approximately $7,200,000 was used to pay supplier arrearages caused by Moto Guzzi's liquidity shortage.

The transaction will be accounted for as a reverse acquisition of North Atlantic by Moto Guzzi Corp. The Company will account for the transaction as a sale of shares in its Moto Guzzi Corp. subsidiary and will record a gain in the income statement in the first quarter of 1999 based on such sale. Management expects that this gain will substantially, if not totally, eliminate the shareholder's deficit of Lit. 20,126 million as at December 31, 1998.

Management believes that this transaction, which results in Moto Guzzi being a separately traded public company, will enhance Moto Guzzi's ability to raise further capital and that stock option incentives to Moto Guzzi management and employees will provide further motivation to enhance the value of the Moto Guzzi business.


                                       73                                   F-34

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------
        Col. A                                 Col. B           Col. C               Col. D       Col. E
------------------------------------------------------------------------------------------------------------
                                                            (1)        (2)

                                             Balance at  Charged to  Charged to                  Balance at
                                             beginning   costs and    other                        end of
      Description                            of period    expenses   accounts.      Deductions     period
------------------------------------------------------------------------------------------------------------
      In millions of Italian Lire

      Year ended December 31, 1998
Deducted from asset accounts:
       Allowance for doubtful accounts ....     2,100          --          --           (63)(a)     2,037
       Inventory obsolescence reserve .....     6,799         600          --            --         9,862
                                                            2,463(e)
       Impairment losses for real estate ..     2,500       2,688          --            --         5,188
                                               ------      ------       -----        ------        ------
                                               11,399       5,751          --           (63)       17,087
                                               ======      ======       =====        ======        ======

      Year ended December 31, 1997
Deducted from asset accounts:
       Allowance for doubtful accounts ....     3,700         956          --        (2,556)(a)     2,100
       Inventory obsolescence reserve .....     5,301       2,400          --          (902)(b)     6,799
       Impairment losses for real estate ..     3,680          --          --        (1,180)(d)     2,500
                                               ------      ------       -----        ------        ------
                                               12,681       3,356          --        (4,638)       11,399
                                               ======      ======       =====        ======        ======

      Year ended December 31, 1996
Deducted from asset accounts:
       Allowance for doubtful accounts ....     3,468         708          --          (476)(a)     3,700
       Inventory obsolescence reserve .....     6,612         702          --        (2,013)(b)     5,301
       Impairment losses for real estate ..        --       3,680          --            --         3,680
                                               ------      ------       -----        ------        ------
                                               10,080       5,090          --        (2,489)       12,681
                                               ======      ======       =====        ======        ======

      Year ended December 31, 1995
Deducted from asset accounts:
      Allowance for doubtful accounts .....       571      19,433       2,464(c)         --         3,468
      Inventory obsolescence reserve ......     5,451       1,772          --          (611)(b)     6,612
                                               ------      ------       -----        ------        ------
                                                6,022      21,205       2,464          (611)       10,080
                                               ======      ======       =====        ======        ======

      In thousands of US Dollars

      Year ended December 31, 1998
Deducted from asset accounts:
      Allowance for doubtful accounts .....     2,100          --          --            --         2,100
      Inventory obsolescence reserve ......     6,799         600          --            --         7,399
                                                            6,463
      Impairment losses for real estate ...     2,500       2,688          --            --         5,188
                                               ------      ------       -----        ------        ------
                                               11,399       9,751          --            --        14,687
                                               ======      ======       =====        ======        ======

----------
      (a)   Amounts written off
      (b)   Disposal of inventory
      (c)   Acquisitions of business
      (d)   Disposal of business
      (e)   Charged as reorganization of expense following abandonment of product line.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following information concerns the directors, officers, key employees of and consultants to the Registrant.

Directors

Name                             Age    Position
----                             ---    --------
William Spier                    64     Director

Mario Tozzi-Condivi              74     Director

Deborah S. Novick                35     Director

Mark S. Hauser                   41     President and Chief Executive Officer, Director
                                        and member of the Executive Committee

Albino Collini                   57     Director  and  member  of  the  Executive Committee

Giovanni Caronia                 58     Director

Howard E. Chase                  62     Chairman of the Board of Directors and
                                        member of the Executive Committee

Emanuel Arbib                    32     Chief Financial Officer, Director and member
                                        of the Executive Committee

Nicola Caiola                    73     Director

      William Spier became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogerti Acquisition Agreement and served as Chairman of the Board until March 1998. From May 1991 until September 1996, he was chairman and chief executive officer of DeSoto, Inc., a manufacturer of household cleaners and detergents. DeSoto was acquired by Keystone Consolidated Industries, Inc., a Texas-based manufacturer of steel and wire rods, of which Mr. Spier is a director. Mr. Spier is also currently the chairman of the board of directors of Geotek Communications, Inc., a wireless telecommunications company, and acting chief executive officer and a director of Integrated Technology USA, Inc., a computer peripheral and telecommunications device and software company. From 1982 until 1989, Mr. Spier was a private investor and retired as Vice Chairman of Phibro-Salomon, Inc. in 1982.

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

      Howard E. Chase has served as a Director of the Company since 1971, as Secretary of the Company and as Company counsel from 1971 until September 1995 and as President and Chief Executive Officer of the Company from October 1995 to March 1998. He is currently Chairman of the Board of Directors of the Company, and President of Matrix Global Investments, Inc. He has also served as Vice-President of the Company from 1986 to October 1995; a partner of Morrison Cohen Singer & Weinstein, LLP from April 1984 until September 1995; and a director of Thoratec Laboratories, Inc., a Nasdaq-traded company, since 1987 and International Diamalt Co., Ltd., a U.K. based company.

      Emanuel Arbib, the Chief Financial Officer since March 1998, became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. He is the Managing Director of Capital Management Ltd, an international money management firm based in Jersey, Channel Islands. He is also the co-founder and Managing Director of Global Investment Advisors, a London-based investment company. Since June 1998, he has served as a director of and chief executive officer of Integrated Asset Management plc, a U.K. publicly traded company. Since January 1996, he has served as managing Director of BioSafe Europe, an affiliate of BioSafe International Inc., a publicly traded company engaged in waste management and landfill reclamation. From September 1996 to November 1997, he has served as a director of International Capital Growth Ltd., and its European subsidiary, Capital Growth (Europe) Ltd., investment banking firms. From 1990 until 1991, Mr. Arbib headed the Italian desk for Eurobond sales at Prudential Bache Securities (UK) Ltd.

      Nicola Caiola became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. He has been the sole shareholder, chairman and Managing Director of Sefin-Services Financiers S.A., a Swiss private financial consulting firm in the mergers and acquisitions field, since 1979.

      Giovanni Caronia became a Director of the Company in June 1997 and served as Chairman of the Board of Finprogetti since July 1996. He served as Managing Director or Eurotecnica S.p.A. (a holding company operating in different fields such as engineering and contracting, real estate, financing) from March 1981 to October 1996, when he was appointed Chairman of the Board of Eurotecnica Contractors and Engineers S.p.A. He has also served as Chairman of the Board of A.S.T. S.p.A., a manufacturer of valves, since May 1985, as

Auditor of Assocapital S.p.A., an investment company, since September 1985, as Director of Caio Co. N.V. (Curacao, Netherlands) from May 1992 to November 1995, as Director of Eascon SpA., a process control software development company, from September 1989 to May 1996, as Director of Etiam S.r.l. since December 1994, as Director of Eurotecnica USA Inc. (Chicago) for over fifteen years, as Director of Euro P.A. S.r.l. from October 1991 to October 1994, as Chairman of the Board of Fiblog SA., a Luxembourg based holding company, since July 1990, as Chief Executive Officer of Fiborg S.p.A. since April 1993, as Director of Indograsco (Santo Domingo) since March 1988, as Auditor of Iniziativa S.r.l. from 1991 to 1992, as Director of Sacit S.p.A., a high technology air conditioning systems manufacturer, since December 1991, as Director of Savon Holding Participation B.V. (Amsterdam, Holland) from July 1990 to July 1997, and as Auditor of Tegia since June 1996.

      Each of Messrs. Chase, Hauser, Spier and Ms. Novick is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). None of the other above-described persons is a director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940.

      The Audit Committee of the Board of Directors currently consists of Howard
E. Chase and Deborah S. Novick. The Audit Committee is charged with the responsibility to review the performance of the independent accountants as auditors for the Company, discuss and review the scope and the fees of the prospective annual audit, review with the auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review their final report with the auditors, review with the auditors overall accounting and financial controls, and be available to the auditors during the year for consultation purposes. In addition, the Audit Committee is charged with conducting an appropriate review of all related party transactions on an ongoing basis and a review of potential conflict of interest situations. The Board of Directors has established a Compensation Committee which is charged with the responsibility to review and make recommendations to the Board regarding salaries, compensation and benefits of executive officers and key employees of the Company. All of the current members of the Board of Directors who were directors in 1998 attended at least 75% of those meetings held in such year during their term of service. The term of each Director will expire when his successor shall have been elected and shall have qualified. Non-employee directors will be compensated for their services as such, at the rate of $4,000 per year.

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

Principal Security Holders

      The following table sets forth certain information concerning the beneficial ownership of Common Stock as of May 10, 1999 by (i) each person who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each of the Company's directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.

                                                    Number of Shares       Percentage
Name and Address of Beneficial Owner**            Beneficially Owned   Beneficially Owned
--------------------------------------            ------------------   ------------------
Mark S. Hauser .............................         1,552,615(1)(2)          30.3
Gianni Bulgari
   do Gruppo GB. Bulgari ....................        1,468,827(2)(3)          30.6
   via M. Mercati, 17A
   00187 Rome, Italy
Emanuel Arbib ..............................           446,388(2)(4)           9.4
William Spier ..............................            12,917(5)                *
Howard E. Chase ............................           130,000(6)              2.8
Albino Collini .............................           157,305(7)              3.5
Mario Tozzi-Condivi ........................            50,000(5)              1.1
Domenico Costa .............................            26,667(5)                *
Nicola Caiola ..............................            12,917(5)                *
Giovanni Caronia ...........................            12,500(5)                *
Deborah S. Novick ..........................            11,250(5)                *
All directors and officers as a group ......         2,412,559                39.6

----------
* Less than one percent.

(1) Includes warrants to purchase 500,000 shares owned of record by Azzurra, Inc., a Delaware corporation controlled by Mr. Hauser, 365,079 shares owned of record by Tamarix Investors, LDC, a Cayman Islands Limited duration company controlled by Mr. Hauser and warrants owned by Tamarix Investors to purchase 317,500 shares currently owned by Finprogetti, S.p.A., the former controlling shareholder of the Company, which has agreed to sell to each of Mr. Hauser and to Gianni Bulgari 317,500 of the 635,240 shares it currently owns of record.

(2) As part of a reporting group, Mark Hauser, Tamarix Investors, Azzurra, Gianni Bulgari and Emanuel Arbib report beneficial ownership of 3,256,748 shares, consisting of 1,298,831 shares and warrants to purchase an additional 1,957,917 shares. Such group constitutes beneficial ownership of 52.1% of all shares outstanding on a diluted basis pursuant to Regulation 13D-G under the Securities Exchange Act of 1934, as amended.

(3) Includes warrants to purchase 381,067 shares from the Company, and warrants to purchase 317,500 shares owned by Finprogetti S.p.A.

(4) Includes warrants to purchase 264,563 shares owned of record by entities controlled by Mr. Arbib and options held by Mr. Arbib to purchase 43,333 shares.

(5)   Represents presently exercisable options.

(6)   Includes 120,000 presently exercisable options.

(7)   Includes 33,333 presently exercisable options.

Summary of Cash and Certain Other Compensation

      The following table shows, for the three fiscal years ended December 31, 1998, 1997 and 1996 the cash compensation paid or accrued for those years to the President of the Company and each of the other five most highly compensated executive officers of the Company other than the President whose aggregate annual salary and bonus exceed $100,000 for the Company's last fiscal year ("Named Executive Officers") in all the capacities in which they served:

                                  SUMMARY COMPENSATION TABLE

                                                                                                       Long-Term
                                                                                                  Compensation Awards
                                                            Annual              Other             -------------------
Name and Principal Position                              Compensation           Annual          Restricted      Options!
---------------------------                   Year     Salary (Lit./$)(1)    Compensation         Stock          SARs(#)(4)
                                              ----     ------------------    ------------         -----          ----------
Mark S. Hauser .............................. 1998     Lit. 176,641,000/                    Lit, 864,432,000/      132,000
President and Chief Executive Officer since               ($106,667)                           ($552,000)
March 1998

Emanuel Arbib................................ 1998     Lit. 110,400,552/ Lit. 501,451,380/
Chief Financial Officer since March 1998                  ($66,667)           ($301,172)

Howard E. Chase ............................. 1996     Lit. 573,750,000/         -0-                                 -0-
President and Chief Executive Officer from                ($346,467)
October, 1995 until March, 1998               1997     Lit. 662,919,000/         -0-                                 -0-
                                                          ($400,313)
                                              1998     Lit. 414,000,000/         -0-                                 -0-
                                                          ($250,000)

Albino Collini(2) ........................... 1996     Lit. 382,500,000/  Lit. 88,450,000/                           -0-
Executive Vice President from October, 1995               ($230,978)          ($53,412)
until March 1998                              1997     Lit. 410,197,000/  Lit.88,450,000/                            -0-
                                                          ($247,704)          ($53,412)
                                              1998     Lit. 381,150,000/  Lit.82,800.000/                            -0-
                                                          ($230,163)          ($50,000)

Mario Tozzi-Condivi(3) ...................... 1996     Lit. 283,050,000/         -0-                                 -0-
Vice Chairman from October, 1995 until                    ($170,924)
March 1998                                    1997     Lit. 316,209,000/         -0-                                 -0-
                                                          ($190,948)
                                              1998      Lit. 199,830,000/ Lit. 89,813,000                            -0-
                                                            ($120,670)         ($54,235)

Domenico Costa .............................. 1996     Lit. 240,000,000/         -0-                                 -0-
President of T.I.M.                                         ($144,144)
                                              1997     Lit. 240,000,000/         -0-                                 -0-
                                                            ($144,144)
                                              1998     Lit. 412,000,000/         -0-                                 -0-
                                                            ($248,792)
Arnolfo Sacchi .............................. 1996     Lit. 240,000,000/         -0-                                 -0-
Former Managing Director of Moto Guzzi from               ($144,928)
1994 until April 1997                         1997     Lit. 270,000,000/         -0-                                 -0-
                                                          ($163,043)

Oscar Cecchinato ............................ 1997     Lit. 300,000,000/  Lit. 45,000,000/                           -0-
Managing Director of Moto Guzzi from                      ($181,159)          ($27,174)
April 1997 until September 1998               1998     Lit. 294,000,000                                              -0-
                                                           ($177,536)


----------

      The aggregate amount of all perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the greater of $50,000 or 10 percent of such Officer's salary.

(1) Lire amounts have been converted to dollars at the rate of 1,656 lire per U.S. Dollar, the approximate rate in effect on December 31, 1998.

(2) Does not include Lit. 376,767,000 ($227,516) received in respect of a certain T.I.M. engagement predating the Company's acquisition of T.I.M. as part of the Finprogetti Acquisition.

(3) The above amounts plus expenses were paid to Como Consultants Limited, an Isle of Jersey company, which provides the Company with the services of Mr. Tozzi-Condivi. No other form of compensation was paid to Como Consultants or to Mr. Tozzi-Condivi.

(4)   See "Options/SARs Repricing," below.

Employment Contracts

      On March 18, 1998, the Board of Directors approved a three year employment contract commencing May 1, 1998 with Mark S. Hauser as President and Chief Executive Officer, a three year consulting contract commencing May 1, 1998 with Emanuel M. Arbib as Chief Financial Officer and a one year, renewable, agreement commencing May 1, 1998 with Tamarix Capital Corporation, a company controlled by Mr. Hauser, which supercedes a prior existing contract, for provision of merchant banking services to the Company.

      The terms of Mr. Hauser's employment contract with the Company provide for compensation of US$160,000 per year and the issue of 130,000 shares of the Company's common stock with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 130,000 options exercisable at $5.00.

      Cash compensation under the contract with Tamarix Capital Corporation and the employment contract with Mark Hauser is payable only when the Company has sufficient cash to meet its financial commitments for the following 12 months and no cash compensation under the agreements was paid in 1998. The Company commenced payment of a portion of the accrued compensation in 1999.

      Under the terms of his consulting agreement, Mr. Arbib is entitled to compensation of US$100,000 per year and the issue of 75,000 shares of the Company with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 65,000 options exercisable at $5.00. Cash compensation under the employment agreement is deferred until the Company has sufficient cash to meet its financial commitments for the following 12 months and no cash compensation under the agreement was paid in 1998. The Company commenced payment of a portion of the accrued compensation in 1999.

      Messrs. Howard F. Chase, Albino Collini and Domenico Costa had been engaged as executive officers of the Company or one of its subsidiaries under multi-year employment agreements which were terminated by mutual agreement effective December 1, 1997. Messrs. Chase, Collini and Costa continue to serve as executive employees on an at-will basis, Mr. Chase at a base salary of $250,000 and Messrs. Collini and Costa each at a base salary of Lit. 267 million. Effective in June 1997, the Company engaged a consulting company to provide the services of Oscar Cecchinato as Managing Director of Moto Guzzi for a three year period at an annual base compensation of Lit. 400 million. Mr. Cecchinato's services and his agreement were terminated in September 1998.

      The compensation of the Named Executive Officers in 1998 was the result of the negotiated employment agreements described above, and not the implementation of a compensation policy.

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

      1995 Directors' Plan

      All non-employee directors, who were never previously employed by the Company or eligible to receive options, will annually receive, on each January 2, options to purchase 5,000 shares under the 1995 Directors Plan. Newly appointed or elected non-employee directors receive a grant upon taking office.

      A total of 20,000 options under the plan were granted in 1996 and 15,000 options were granted in 1997. Options granted in 1996 are exercisable at $12.26 per share and options granted on January 2, 1997 are exercisable at $9.313 per share, all of which were forfeited later in 1997 as a result of changes in the composition of the Board of Directors. An aggregate of 18,751 options were granted in 1997 to incoming members of the Board at exercise prices ranging between $5.125 and $8 per share. An aggregate of 20,000 options were granted in 1998 to current members of the Board at an exercise price of $5.4375. Options to be granted in future years will be exercisable at the reported closing price of the stock on January 2 of the year of grant. Options are not exercisable until the later of January 2 of the year succeeding the date of grant or six months following the date of grant.

      The authority to grant options under the 1995 Directors Plan will terminate on the earlier of December 31, 2005 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan which is 150,000, 91,249 of which remain available for issuance.

      The 1995 Directors Plan maybe amended by the Board of Directors except that provisions thereof concerning granting of options may not be amended more than once every six months unless necessary to comply with the Internal Revenue Code or the Employee Retirement Income Security Act.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      During the year ended December 31, 1998, options to purchase 130,000 shares were granted to Mr. Hauser, and options to purchase 65,000 shares were granted to Mr. Arbib. Additionally, options were granted to the then Named Executive Officers in replacement for the cancellation of a greater number of options previously granted. Mr. Chase was granted options to purchase 150,000 shares, Mr. Collini options for 50,000 shares and Mr. Costa 40,000 shares.

                             STOCK OPTION REPRICING

      In 1998, the Company cancelled stock options previously granted to the following Named Executive Officers, and issued new options at an exercise price of $5 per share, the then current market price of the Company's common stock:

Name                       Cancelled          Exercise Price            Granted
----                       ---------          --------------            -------

Howard E. Chase ..........  300,000               $12.26                140,000
Albino Collini ...........  150,000               $12.26                 50,000
Mario Tozzi-Condivi ......  200,000               $12.26                 50,000
Domenico Costa ...........   60,000               $12.26                 40,000

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

      The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at the end of 1998. None of the unexercised options held by the Named Executive Officers at the end of 1998 were exercisable at a price equal to or less than the market price of the Common Stock on the date of issuance.

                                        Number of
                                          Shares                Number of Shares Underlying
                                         Acquired         Unexercised Options/SARs at Fiscal Year-
                                           on                              End
Name                                    Exercise(1)         Exercisable          Unexercisable
----                                    -----------         -----------          -------------
Mark S. Hauser ........................     --
Emanuel Arbib .........................     --
Howard E. Chase .......................     --                 120,000               60,000
Mario Tozzi Condivi ...................     --                  50,000                   --

                                        Number of
                                          Shares                Number of Shares Underlying
                                         Acquired         Unexercised Options/SARs at Fiscal Year-
                                           on                              End
Name                                    Exercise(1)         Exercisable          Unexercisable
----                                    -----------         -----------          -------------
Albino Collini ........................     --                 33,333                16,667
Domenico Costa ........................     --                 26,667                13,333
Oscar Cecchinato ......................     --                     --                    --

----------
(1)   None of the Named Executive Officers exercised any stock options in 1998.

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

Compensation Committee Interlocks and Insider Participation

      The Company's Board of Directors established a compensation committee on October 28, 1995, but it has not convened. The Company and each of its subsidiaries has, to date, addressed all compensation issues through its or their respective boards of directors. Of the present members of the Board of Directors, Messrs. Hauser, Arbib, Chase, Collini and Tozzi-Condivi served as executive officers and/or employees of the Company and/or one or more of the Company's subsidiaries in 1998.

      Each of Messrs. Tozzi-Condivi, Chase, Hauser and Arbib engaged in transactions with the Company during 1998 in addition to serving as a director and/or officer of the Company. See "Certain Relationships and Related Transactions" below.

Certain Relationships and Related Transactions

      Como Consultants Limited, an Isle of Jersey company which employs Mario Tozzi-Condivi, a Director of the Company and its Vice-Chairman, was paid $174,905 in 1998 for consulting services rendered to the Company.

      Mr. Mark Hauser and Mr. William Spier, who became directors of the Company upon consummation of the Tamarix/Finprogetti Acquisition Agreement, were Managing Directors of Tamarix Capital Corporation in 1998. Mr. Hauser became the President and Chief Executive Officer of the Company in March 1998 at an annual salary of $160.000. In connection with his engagement, the Company also agreed to issue to Mr. Hauser 130,000 shares of Common Stock. The consulting services of Mr. Emanuel Arbib, who, with Messrs. Hauser and Spier, was affiliated with Tamarix in 1998, were engaged by the Company in March 1998 as its Chief Financial Officer at an annual consulting fee of $l00,000. In connection with such engagement, the Company also agreed to issue to Mr. Arbib or his designee 75,000 shares of Common Stock.

      Upon consummation of the Tamarix/Finprogetti Acquisition Agreement, Tamarix Capital Corporation, an affiliate of Tamarix, was retained by the Company as a financial advisor for a period of three years at an annual fee of $200,000 payable in quarterly installments. By mutual agreement, in the first quarter of 1998, that agreement was terminated. Tamarix Capital Corporation currently serves pursuant to a one-year agreement as an advisor to the Company at a fee, inclusive of reimbursement for expenses, of $90,000. Additionally, 32,000 shares of Common Stock, subject to a one-year transfer restriction, were to Tamarix Capital Corporation, and options to acquire 17,000 shares of Common Stock were granted at an exercise price of $5 per share beginning one year from the date of grant. Centaurus, the Manager of Tamarix, was separately granted warrants to purchase 1,250,000 shares of Common Stock as an inducement for Tamarix initially to agree to acquire the shares from Finprogetti and to abstain from transferring such shares for a stated period of time. Messrs. Hauser, Spier and Arbib collectively controlled Centaurus in 1998. Centaurus currently is controlled by Mr. Hauser. Warrants to purchase 500,000 of such shares were transferred by Centaurus to Ixion, LDC, an entity affiliated with Mr. Arbib and warrants to purchase 500,000 such shares were transferred to Azzurra, Inc., an entity affiliated with Mr. Hauser. Ixion transferred 250,000 such warrants in 1999 to Gianni Bulgari, a principal shareholder of the Company, and the other 250,000 such warrants to another entity controlled by Mr. Arbib.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Based on a review of the Forms 3, 4 and 5 which have been filed with the Securities and Exchange Commission with respect to transactions which occurred in 1998, it appears that the following officers and/or directors of the Company did not comply with Section 16 reporting requirements:

Emanuel Arbib:        as to options to purchase 65,000 shares granted in March 1998;
Nicola Caiola:        as to options to purchase 5,000 shares granted in January 1998;
Giovanni Caronia:     as to options to purchase 5,000 shares granted in January 1998;
Howard E. Chase:      as to options to purchase 140,000 shares granted, and the
                      cancellation of options to purchase 300,000 shares in March
                      1998;
Albino Collini:       as to options to purchase 50,000 shares granted, and the
                      cancellation of options to purchase 150,000 shares in March
                      1998;
Mario Tozzi-Condivi:  as to options to purchase 50,000 shares granted, and the cancellation of options to purchase 200,000 shares in March
                      1998;
Domenico Costa:       as to options to purchase 40,000 shares granted, and the
                      cancellation of options to purchase 60,000 shares in March
                      1998;
Mark S. Hauser:       as to options to purchase 130,000 shares granted in March
                      1998, the issuance of 32,000 shares to an affiliated entity and the grant to the entity of options to purchase an
                      additional 17,000 shares;
Deborah S. Novick:    as to options to purchase 5,000 shares granted in January 1998; and
William Spier:        as to option to purchase 5,000 shares granted in January 1998

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   (1) Contained in Item 8 of this Report.
            (2) Contained in Item 8 of this Report.
            (3) Contained in paragraph (c) below.

      (b) The Company filed the following Current Reports on Form 8-K during the three month period ending December31, 1998:

      (1) November 17, 1998 reporting the making of a bridge loan by Tamarix Investors LDC to the Company on October 1, 1998

      (2) December 11, 1998 reporting the execution of the First Amendment to the Agreement and Plan of Merger dated August 18, 1998 between and among the Company, Moto Guzzi Corp. and North Atlantic Acquisition Corp.

      (c)   Exhibits.

Exhibit
  No.    Description                                                           Page
  ---    -----------                                                           ----
  3.1    Amendment to Restated Articles of Incorporation of the Company, as
         amended.                                                              89

  3.2    Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to
         Registration Statement on Form S-1, Amendment No. 1, file No. 333-
         2 1595).

  4.3 Warrant Agreement with Warrant Certificate, each dated May 2, 1997, with respect to 1,250,000 shares of Common Stock issued to Centaurus
         Management LDC (filed as Exhibits 4.1 and 4.2 to Current report on
         Form 8-K for Event Dated May 2, 1997).

  4.4    Loan Agreement between the Company and Tamarix Investors LDC dated
         October 1, 1998 (filed as Exhibit 4.1 to November 17, 1998 Current
         Report on Form 8-K).

  4.5    Warrant Agreement dated October 1, 1998 between the Company and
         Centaurus Management LDC (filed as Exhibit 4.2 to November 17, 1998
         Current Report on Form 8-K).

  4.6    Warrant Agreement dated October 1, 1998 between the Company and
         Azzurra, Inc. (filed as Exhibit 4.3 to November 17, 1998 Current
         Report on Form 8-K).

Exhibit No.        Description                                                  Page
-----------        -----------                                                  ----
    4.7   Warrant Agreement dated October 1, 1998 between the Company and
          Ixion, LDC (filed as Exhibit 4.4 to November 17, 1998 Current Report on Form 8-K).

    10.1  1995 Non-Qualified Stock Option Plan (filed as Exhibit A to the
          Company's Preliminary Proxy Statement filed May 24, 1996).

    10.2  1995 Directors Plan (filed as Exhibit B to the Company's Preliminary
          Proxy' Statement filed May 24, 1996).

    10.3 Description of 8% 2 year promissory notes issued in connection with the Company's Stock Repurchase Plan included in the Company's
          Schedule 13E-4 dated September 20, 1996 (filed as Exhibit 10.23 to
          1996 Annual Report on Form 10-K).

    10.4  Retainer Agreement dated March 7, 1997 between the Registrant and
          Tamarix Capital Corporation (filed as Exhibit 10.24 to Registration
          Statement on Form S-1, Amendment No. 1, file No. 333-21595).

    10.5  Inducement Agreement dated April 8, 1997 between the Registrant and
          Tamarix Investors LDC (filed as Exhibit 10.25 to Registration
          Statement on Form S-1, Amendment No. 1, File No. 333-21558).

    10.6 Employment Agreement dated March 25, 1998 with Mark S. Hauser (filed as Exhibit 10.1 to the March 31, 1998 Quarterly Report on Form
          10-Q).

    10.7  Novation of March 7, 1997 agreement with Tamarix Capital Corp.
          (filed as Exhibit 10.2 to March 31,1998 Quarterly Report on Form
          10-Q).

    10.8  Agreement and Plan of Merger dated August 18, 1998 between Moto
          Guzzi Corp. and North Atlantic Acquisition Corp. and the Company
          (filed as Exhibit 10.1 to December 11,1998 Current Report on Form
          8-K).

    10.9  First Amendment dated December 3,1998 to Agreement and Plan of
          Merger dated August 18, 1998 (filed as Exhibit 10.2 to December 11,
          1998 Current Report on Form 8-K).

    10.10 Consulting Agreement dated as of March 25, 1998 by and between the
          Registrant and Emanuel Arhib.                                         91

    21. Subsidiaries: The Company's significant subsidiaries, the jurisdiction of their incorporation and nature of their respective activities is contained in this Report.

    27.   Financial data Schedule

    (d)   None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

                                        /s/ Mark S. Hauser
May 28, 1999                            ----------------------------------------
                                        Mark S. Hauser
                                        President and Chief Executive Officer

                                        /s/ Emanuel Arbib
May 28, 1999                            ----------------------------------------
                                        Emanuel Arbib
                                        Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                                        /s/ Emanuel Arbib
May 28, 1999                            ----------------------------------------
                                        Emanuel Arbib - Director

                                        /s/ Nicola Caiola
May 28, 1999                            ----------------------------------------
                                        Nicola Caiola - Director


May   , 1999                            ----------------------------------------
                                        Giovanni Caronia - Director

                                        /s/ Howard E. Chase
May 28, 1999                            ----------------------------------------
                                        Howard E. Chase - Director

                                        /s/ Albino Collini
May 28, 1999                            ----------------------------------------
                                        Albino Collini - Director

                                        /s/ Mark S. Hauser
May 28, 1999                            ----------------------------------------
                                        Mark S. Hauser - Director

                                        /s/ Deborah S. Novick
May 28, 1999                            ----------------------------------------
                                        Deborah S. Novick - Director

                                        /s/ William Spier
May 28, 1999                            ----------------------------------------
                                        William Spier - Director


May   , 1999                            ----------------------------------------
                                        Mario Tozzi-Condivi - Director