Form 10-Q
period 1999-03-31
TRIDENT ROWAN GROUP INC
filed 1999-06-18
CIK 28367

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended          March 31, 1999
                            ----------------------------------------------------

                                       OR

         (  )     TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to____________________________
Commission File Number                 0-2642
                      ------------------------------------------------------

                            TRIDENT ROWAN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Maryland                                     52-0466460
----------------------------------------------            -------------------
(State or other jurisdiction of incorporation)             (I.R.S. Employer
                                                          Identification No.)

                    Two Worlds Fair Drive, Somerset, NJ 08873
--------------------------------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                 (732) 868-9000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                      INDEX


PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 1999 and December 31, 1998.......................................4
         Statements of operations for the three months ended March 31, 1999 and 1998.....................6
         Statements of stockholders' equity and comprehensive income/(loss) for the three months ended March 31, 1999...............................................................7
         Statements of cash flows for the three months ended March 31, 1999 and 1998.....................8
         Notes to Financial Statements...................................................................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................................................12


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................22

                                     PART I


                              FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC
Consolidated Condensed Balance Sheets
March 31, 1999

                                                                           MARCH 31         MARCH 31          DEC. 31
                                                                             1999             1999             1998
                                                                            US$'000          LIRE M.          LIRE M.
                                                                           UNAUDITED        UNAUDITED          NOTE
ASSETS
CASH AND CASH EQUIVALENTS.............................................  $        5,875 LIT.      10,522  LIT.     3,436
MARKETABLE SECURITIES, AT COST.......................................              533              955             955
RECEIVABLES...........................................................          24,090           43,146          35,254
  TRADE, LESS ALLOWANCE LIT. 2,137 (LIT.2,037)........................          17,570           31,467          24,881
  RECEIVABLES FROM RELATED PARTIES....................................           3,368            6,032           3,852
  OTHER RECEIVABLES...................................................           3,152            5,647           6,521

INVENTORIES...........................................................          22,208           39,774          41,170
  RAW MATERIALS, PARTS AND WORK-IN-PROCESS............................          13,114           23,488          22,469
  FINISHED PRODUCTS...................................................           9,093           16,286          18,701
PREPAID EXPENSES......................................................             345              618             982
                                                                         -------------    -------------     -----------

TOTAL CURRENT ASSETS                                                            53,051           95,015          81,797
                                                                         -------------    -------------     -----------

PROPERTY, PLANT AND EQUIPMENT.........................................          10,404           18,634          18,168
  AT COST.............................................................          25,583           45,819          44,625
  LESS ALLOWANCES FOR DEPRECIATION....................................         (15,179)         (27,185)        (26,007)

TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET OF
  AMORTIZATION OF LIT. 1,375 (LIT. 1,350 - 1998)......................             349              625             650
GOODWILL, NET OF AMORTIZATION OF LIT. 579 (1998 - LIT. 561)...........             122              218             236
REAL ESTATE FOR DEVELOPMENT, NET OF RESERVE OF LIT. 2,500 ............           1,954            3,500           3,500
CONCESSION RIGHTS.....................................................             893            1,600           1,600
TAX RECEIVABLES.......................................................           1,717            3,075           9,185
OTHER ASSETS..........................................................             788            1,412           1,579
                                                                         -------------    -------------     -----------

TOTAL ASSETS                                                            $       69,278 LIT.     124,079  LIT.   117,165
                                                                         -------------    -------------     -----------
                                                                         -------------    -------------     -----------

Note: The balance sheet as at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Consolidated Condensed Balance Sheets
March 31, 1999

                                                                           MARCH 31         MARCH 31         DEC. 31
                                                                             1999             1999             1998
                                                                            US$'000          LIRE M.         LIRE M.
                                                                           UNAUDITED        UNAUDITED          NOTE
LIABILITIES
ADVANCES FROM BANKS...................................................  $       20,418    LIT.   36,569    LIT. 32,619
CURRENT PORTION OF  LONG-TERM DEBT....................................           7,055           12,636         13,288
LOANS DUE TO RELATED PARTIES..........................................           3,767            6,746          6,312
ACCOUNTS PAYABLE......................................................          16,891           30,252         35,360
ACCRUED EXPENSES AND OTHER PAYABLES...................................           5,946           10,650          9,715
                                                                         -------------    -------------     ----------

TOTAL CURRENT LIABILITIES                                                       54,077           96,853         97,294
                                                                         -------------    -------------     ----------

LONG-TERM DEBT, LESS CURRENT PORTION..................................           2,323            4,160          4,257
TERMINATION INDEMNITIES...............................................           4,915            8,802          8,581
PROVISION FOR CLAIMS..................................................           1,742            3,120          3,120

MINORITY INTERESTS....................................................           8,323           14,909         10,907

PREFERRED STOCK OF SUBSIDIARY.........................................               -                -         13,132

SHAREHOLDERS' (DEFICIT)/EQUITY                                                  (2,102)          (3,765)       (20,126)
  COMMON STOCK, PAR VALUE $0.01 PER SHARE:
  AUTHORIZED 50,000,000 SHARES;
    4,419,900 (1998 - 4,419,900) SHARES ISSUED AND OUTSTANDING;                     59              106            106
  ADDITIONAL PAID IN CAPITAL..........................................          58,186          104,211        104,032
  TREASURY STOCK, AT COST.............................................         (25,609)         (45,865)       (45,865)
  CUMULATIVE TRANSLATION  ADJUSTMENT..................................            (236)            (422)            24
  DEFICIT.............................................................         (34,502)         (61,795)       (78,423)
                                                                         -------------    -------------     ----------

                                                                        $       69,278    LIT.  124,079   LIT. 117,165

                                                                         -------------    -------------     ----------
                                                                         -------------    -------------     ----------

Note: The balance sheet as at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.




            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended March 31, 1999 and 1998

                                                                           MARCH 31         MARCH 31         MARCH 31
                                                                             1999             1999             1998
                                                                           US $'000         LIRE M.          LIRE M.

NET SALES..........................................................     $      13,155     LIT.  23,561     LIT.  33,106

COST OF SALES......................................................           (12,524)         (22,431)         (27,186)
                                                                         ------------     ------------     ------------

                                                                                  631            1,130            5,920

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................            (3,255)          (5,829)          (5,435)
RESEARCH AND DEVELOPMENT...........................................              (260)            (466)            (874)
                                                                         ------------     ------------     ------------
                                                                               (2,884)          (5,165)            (389)

INTEREST EXPENSE...................................................              (788)          (1,412)          (1,085)
INTEREST INCOME....................................................                16               28              451
GAIN ON MERGER OF SUBSIDIARY                                                   14,426           25,837                -
OTHER INCOME/(EXPENSE), NET........................................                75              134             (119)
                                                                         ------------     ------------     ------------


PROFIT/(LOSS) BEFORE INCOME TAXES  AND MINORITY INTERESTS..........            10,845           19,422           (1,142)

INCOME TAXES.......................................................                28               51             (345)

MINORITY INTERESTS.................................................            (1,588)          (2,845)             108

AMORTIZATION OF PREMIUM FOR REDEMPTION OF
  PREFERRED STOCK OF SUBSIDIARY....................................                 -                -             (973)
                                                                         ------------     ------------     ------------

NET PROFIT/(LOSS) .................................................     $       9,285     LIT.  16,628     LIT.  (2,352)
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------


PROFIT/(LOSS) PER SHARE                                                      US $             LIRE             LIRE

BASIC..............................................................     $        2.17     LIT.   3,882     LIT.     472
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------

DILUTED............................................................     $        2.11     LIT.   3,777     LIT.     472
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD

BASIC .............................................................     NO. 4,283,233    NO. 4,283,233    NO. 4,987,780
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------

DILUTED                                                                 NO. 4,402,001    NO. 4,402,001    NO. 4,987,780
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
3 Months Ended March 31, 1999 and 1998

                                                                           MARCH 31         MARCH 31         MARCH 31
                                                                             1999             1999             1998
                                                                           US$'000          LIRE M.          LIRE M.

NET PROFIT/(LOSS).................................................. $           9,285 LIT.      16,628  LIT.     (2,352)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:................................           (15,380)         (27,542)         (10,169)
                                                                         ------------     ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES..............................            (6,095)         (10,914)         (12,521)
                                                                         ------------     ------------     ------------

INVESTING ACTIVITIES:
NET INCREASE IN INVESTMENTS AND SECURITIES.........................                 -                -             (771)
PROCEEDS FROM DISPOSAL OF FIXED ASSETS.............................                 -                -               67
PURCHASES OF PROPERTY, PLANT AND EQUIPMENT.........................              (617)          (1,105)            (966)
                                                                         ------------     ------------     ------------

NET CASH USED BY INVESTING ACTIVITIES..............................              (617)          (1,105)          (1,737)
                                                                         ------------     ------------     ------------

FINANCING ACTIVITIES:
INCREASE IN ADVANCES FROM BANKS....................................             2,168            3,882            9,021
CASH FROM MERGER OF SUBSIDIARY.....................................             8,937           16,006                -
PRINCIPAL PAYMENTS OF LONG-TERM DEBT...............................              (449)            (804)            (670)
                                                                         ------------     ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES..........................            10,656           19,084            8,351
                                                                         ------------     ------------     ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS...................             3,944            7,065           (5,907)
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND
 CASH EQUIVALENTS                                                                  13               21               43
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................             1,918            3,436           10,407
                                                                         ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD...........................     $       5,875  LIT.     10,522 LIT.       4,543
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------




            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Statements of Shareholders' Equity Comprehensive Income/(Loss)
3 Months Ended March 31, 1999

                                                                             ADDITIONAL                            ACCRETION
                                                                    COMMON     PAID-IN    TREASURY   TRANSLATION   EXPENSE,
                  LIRE MILLION                                       STOCK     CAPITAL      STOCK     ADJUSTMENT      NET
                                                                   --------- -----------  -----------------------------------

AT JANUARY 1, 1998                             LIT.M                   88      90,357     (29,921)       (154)     (2,474)

Net loss                                                               --          --          --          --          --
Translation adjustment                                                 --          --          --         178          --
Accretion expense, net of exchange movements                           --          --          --          --        (253)
Repurchase of shares                                                   14      13,203     (15,944)         --       2,727
Issuance of shares                                                      4       1,680          --          --          --
Less: Shares not vested as at Dec. 31, 1998                            --      (1,208)         --          --          --
                                                                 --------    --------    --------    --------    --------

AT DEC. 31, 1998                               LIT.M                  106     104,032     (45,865)         24          --

Net profit                                                             --          --          --          --          --
Translation adjustment                                                 --          --          --        (446)         --
Vesting of shares subject to forfeit                                   --         179          --          --          --
                                                                 --------    --------    --------    --------    --------

AT MAR. 31, 1999                               LIT.M                  106     104,211     (45,865)       (422)         --


AT DEC. 31, 1998                               $'000                   59      58,186     (25,609)       (236)         --
                                                                 --------    --------    --------    --------    --------
                                                                 --------    --------    --------    --------    --------




                                                              TOTAL          SHARES     COMPREHENSIVE
                                              ACCUMULATED  SHAREHOLDERS'   SUBJECT TO     INCOME/
                                                DEFICIT       EQUITY       REPURCHASE      (LOSS)
                                               ----------  ------------  --------------  ------------
AT JANUARY 1, 1998                              (53,404)      4,492          15,691

Net loss                                        (25,019)    (25,019)             --         (25,019)
Translation adjustment                               --         178              --             178
Accretion expense, net of exchange movements         --        (253)            253            (253)
Repurchase of shares                                 --          --         (15,944)             --
Issuance of shares                                   --       1,684              --              --
Less: Shares not vested as at Dec. 31, 1998          --      (1,208)             --              --
                                               --------    --------        --------        --------

AT DEC. 31, 1998                                (78,423)    (20,126)             --         (25,094)

Net profit                                       16,628      16,628              --          16,628
Translation adjustment                               --        (446)             --            (446)
Vesting of shares subject to forfeit                 --         179              --              --
                                               --------    --------        --------        --------

AT MAR. 31, 1999                                (61,795)     (3,765)             --          16,182


AT DEC. 31, 1998                                (34,503)     (2,102)             --           9,035
                                               --------    --------        --------        --------
                                               --------    --------        --------        --------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1999

NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1998 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,791 to U.S. $1, the approximate exchange rate at March 31, 1999. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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

NOTE 3  - MERGER OF MOTO GUZZI SUBSIDIARY WITH NORTH ATLANTIC

On August 18, 1998, TRG's subsidiary, Moto Guzzi Corp., and for limited purposes. TRG, entered into a merger agreement to merge with North Atlantic Acquisition Corp. ("North Atlantic"). The merger consummated on March 5, 1999. North Atlantic was organized in August 1995 as a specialized merger and acquisition allocated risk company with the objective of acquiring an operating business and had not engaged in any substantive commercial business. At the effective time of the merger, North Atlantic had approximately $8.9 million (Lit. 16.0 billion) in cash, from which merger expenses of $0.8 million (Lit.
1.4 billion) were subsequently paid, to finance the operations of Moto Guzzi. On completion of the merger, North Atlantic changed its name to Moto Guzzi Corporation and is listed on the over-the-counter market in New York under the ticker "GUZI". TRG owns, through its 84.35% OAM S.p.A. subsidiary, approximately 60.1% of Moto Guzzi Corporation. As a result of the merger, TRG recorded a gain of Lit. 25.8 billion (US$ 14.4 million) in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi Corp. into common stock of North Atlantic. Through December 31, 1998, TRG had accounted for the contingent redemption of such preferred stock and included Lit. 13.1 billion in the balance sheet at December 31, 1998 to reflect such contingent obligation.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1999


NOTE 4  - LIQUIDITY AND BRIDGE LOANS FROM AFFILIATES

Moto Guzzi has suffered recurring losses from operations and negative cash flows during the last three years. The merger with North Atlantic in March 1999 raised approximately $8 million which, however, is not sufficient to fund its operations and cash flow needs through 1999. Moto Guzzi is also not in compliance with certain covenants related to a Lit. 10,000 million credit facility which facility has been classified as a current liability in the consolidated balance sheet. Moto Guzzi is in negotiations with the lender to define revised terms of this loan. There can be no assurance that such negotiations will conclude on terms satisfactory to Moto Guzzi. The foregoing information is incorporated by reference at Item 3 of Part II of this Report.

Excluding any requirement to repay this Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, will be approximately Lit. 10,000 million to Lit 12,000 million. A substantial part of this amount will be required before the end of the third quarter of 1999 to finance working capital in the seasonal liquidity low point which is expected in August and September. Moto Guzzi is actively discussing equity and debt financing options with a number of parties but there can be no assurance that it will be able to raise finance on satisfactory terms, or at all.

The Company is seeking to realize liquidity from certain non-strategic assets in order to meet its commitments unrelated to Moto Guzzi. At the date of these financial statements, the Company has sufficient liquidity to meet such other commitments through available cash and expected further realizations, except for full and timely repayment of a U.S. $2,000,000 bridge loan provided by Tamarix Investors LDC in October 1998 which became due in accordance with its terms on March 5, 1999. In May 1999, the Company repaid the Lit. 3,000 million bridge loan provided by Dr. G. Bulgari, a former affiliate of Tamarix, and negotiated an extension of the US$ 2 million Tamarix bridge loan until June 30, 1999.

Available cash and expected realization of TRG's non-strategic assets are not expected to be sufficient to provide the financial support required by Moto Guzzi Corporation. If revised terms of existing financing as well as additional financing are not obtained in timely fashion, the Moto Guzzi creditors may look to the Company to satisfy these obligations. As the Company does not have the resources available to finance its consolidated obligations, there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
March 31, 1999

NOTE 5  - INDUSTRY SEGMENT ANALYSIS

                                                                        MANAGEMENT
THREE MONTHS ENDED MARCH 31, 1999                MOTOR-       STEEL     & CORPORATE
LIRE M.                                          CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL

Net sales.....................................      17,573       5,565          423              -       23,561

Cost of sales.................................     (17,449)     (4,805)        (177)             -      (22,431)
                                               -----------  ----------   ----------     ----------  -----------
                                                       124         760          246              -        1,130

Selling, general and administrative expenses..      (3,921)       (674)      (1,234)             -       (5,829)
Research and development......................        (466)          -            -              -         (466)
                                               -----------  ----------   ----------     ----------  -----------
Operating profit/(loss).......................      (4,263)         86         (988)             -       (5,165)
                                               -----------  ----------   ----------     ----------  -----------
                                               -----------  ----------   ----------     ----------  -----------


                                                                        MANAGEMENT
THREE MONTHS ENDED MARCH 31, 1998                MOTOR-       STEEL     & CORPORATE
LIRE M.                                          CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL

Net sales.....................................      25,586       6,271        1,249            (57)      33,106

Cost of sales.................................     (20,922)     (5,609)        (655)             -      (27,186)
                                               -----------  ----------   ----------     ----------  -----------
                                                     4,664         662          594            (57)       5,920

Selling, general and administrative expenses..      (3,313)       (517)      (1,605)            57       (5,435)
Research and development......................        (874)          -            -              -         (874)
                                               -----------  ----------   ----------     ----------  -----------
Operating profit/(loss).......................         477         145       (1,011)             -         (389)
                                               -----------  ----------   ----------     ----------  -----------
                                               -----------  ----------   ----------     ----------  -----------

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS - 3 MONTHS ENDED
MARCH 31, 1999 COMPARED TO MARCH 31, 1998


GENERAL

Since the first quarter of 1998, the Company has focused its energies and resources on its Moto Guzzi subsidiary.

As a result of the merger of Moto Guzzi Corp. into North Atlantic Acquisition Corp., which was consummated on March 5, 1999, all of the common stock and preferred stock of Moto Guzzi Corp. was exchanged for newly issued shares of common stock of North Atlantic. The Company's subsidiary, OAM S.p.A., which had owned all of Moto Guzzi Corp.'s common stock before the merger, also contributed a Lit. 13,362 million intercompany loan it had made to Moto Guzzi Corp. for additional North Atlantic common stock, and holders of Moto Guzzi Corp. warrants received additional shares of North Atlantic common stock when submitting their warrants for cancellation. The aggregate ownership by the former Moto Guzzi Corp. security holders immediately following the merger was approximately 75%, while the security holders of the former North Atlantic retained an approximate 25% equity ownership interest in the merged entity, Moto Guzzi Corporation. The Company owns approximately 60.1% of Moto Guzzi Corporation through its 84.35% owned OAM S.p.A. subsidiary.

Approximately $8,150,000 (Lit. 14.6 billion) in cash owned by North Atlantic, net of expenses of the merger, became available for Moto Guzzi capital needs, of which approximately $7 million was used to pay supplier arrearages caused by Moto Guzzi's liquidity shortage. The Company has accounted for the transaction as a sale of shares in its Moto Guzzi Corp. subsidiary and recorded a gain of Lit. 25.8 billion in the income statement in the first quarter of 1999 based on such sale. Management believes that this transaction, which results in Moto Guzzi being a separately traded public company, will enhance Moto Guzzi's ability to raise further capital and that stock option incentives to Moto Guzzi management and employees will provide further motivation to enhance the value of the Moto Guzzi business.

The Company continues to seek to realize its non-strategic assets and to contain corporate costs. In February 1999, the Company realized a Lit. 6.1 billion tax receivable and, in April 1999, the Company entered into agreement to sell its concession rights over parking spaces in Genoa, Italy, for Lit. 1.6 billion, which sale is expected to be consummated early in the third quarter of 1999. The Company's steel tube business, L.I.T.A. has continued to expand export sales to offset falling demand from the domestic (Italian) automobile sector and in the first quarter of 1999 has broadly maintained margins and operating profits, despite the difficulties in its home market. The effects of containing corporate overheads have resulted in a decrease in such expenses of 23.1% in the quarter to March 31, 1999 compared to the corresponding 1998 quarter.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


OPERATING PROFIT/(LOSS)

Analysis of net sales, cost of sales and operating expenses by industry segment is given in Note 5 to the condensed financial statements at March 31, 1999.

         MOTORCYCLE SEGMENT - MOTO GUZZI

                                                                         THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                    1999                   1998
                                                                   LIRE M.               LIRE M.

Net sales ...................................................       17,573    100.0%      25,586    100.0%

Cost of sales................................................      (17,449)  (99.3%)     (20,922)  (81.8%)
                                                               ------------          ------------
                                                                       124      0.7%       4,664     18.2%

Selling, general and administrative expenses ................       (3,921)  (22.3%)      (3,313)  (12.9%)
Research & product development...............................         (466)   (2.7%)        (874)   (3.4%)
                                                               ------------          ------------

Operating loss...............................................       (4,263)  (24.3%)         477      1.9%
                                                               ------------          ------------
                                                               ------------          ------------


Net sales decreased by Lit. 8.0 billion or 31.3% from Lit. 25.6 billion to Lit.
17.6 billion and sales units decreased 29.1% from 1,717 in 1998 to 1,218 in 1999. The decreases resulted from two factors. First, the first quarter of 1998 included Lit. 3.8 billion of net sales relative to an exceptional public administration order. Second, sales and production in the first quarter of 1999 were significantly affected by a disruption in supply of components because of liquidity difficulties. Excluding the exceptional public administration order, the decrease in unit sales would have been 13.3%. The average unit sales price fell in 1999 compared to 1998 as a result of a change in the sales mix. In 1998, Moto Guzzi sold a larger number of units of its more expensive Centauro model, which is not being produced in 1999.

Gross margins decreased from Lit. 4.7 billion in the first quarter of 1998 to Lit. 0.1 billion in the first quarter of 1999. The decrease results from a) gross margin of approximately Lit. 1.0 billion on the exceptional 1998 public administration order noted above; b) selective promotions of older models were made in January and February 1999 (continued from the last quarter of 1998) in an attempt to generate liquidity from sales; and c) significantly decreased production levels, from 1,465 in 1998 to 1,135 in 1999, due to the disruption in supply of components, with the consequence that fixed production costs were absorbed over lower production volumes in 1999.

Selling, general and administrative expenses increased from Lit. 3.3 billion in 1998 to Lit. 3.9 billion in 1999 reflecting increased selling costs and general management costs, principally at the Company's plant in Italy. Research and development expense decreased from Lit. 0.9 billion in 1998 to Lit. 0.5 billion as Moto Guzzi limited expenditures.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


         STEEL TUBING SEGMENT - L.I.T.A.

                                                                        THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------------
                                                                      1999                 1998
                                                                    LIRE M.              LIRE M.

Net sales ...................................................        5,565    100.0%       6,271    100.0%

Cost of sales................................................       (4,805)  (86.3%)      (5,609)  (89.4%)
                                                               ------------          ------------
                                                                       760     13.7%         662     10.6%

Selling, general and administrative expenses ................         (674)  (12.1%)        (517)   (8.2%)
                                                               ------------          ------------
Operating profit/(loss)......................................           86      1.6%         145      2.3%
                                                               ------------          ------------
                                                               ------------          ------------


Net sales decreased by 11.3% reflecting difficult market conditions in the domestic (Italian) automobile market. Italian sales volumes fell 15.6% which was offset by an increase in export sales volumes of 16.7%. Export sales represented 31.7% of net sales in the first quarter of 1999, against 25.1% in the corresponding 1998 quarter.


         MANAGEMENT AND CORPORATE SERVICES

                                                                        THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------------
                                                                      1999                1998
                                                                    LIRE M.               LIRE M.

Net sales ...................................................          423    100.0%       1,249    100.0%

Cost of sales................................................         (177)  (41.8%)        (655)  (52.4%)
                                                               ------------          ------------
                                                                       246     58.2%          67     47.6%

Selling, general and administrative expenses ................       (1,234) (299.7%)      (1,912) (128.5%)
                                                               ------------          ------------

Operating profit/(loss)......................................         (988) (233.6%)      (1,845)  (80.9%)
                                                               ------------          ------------
                                                               ------------          ------------


Net sales in the quarter to March 31, 1998 had benefitted from a management engagement in connection with the purchase of a business in Italy by a Swiss acquiror. Corporate costs and overheads decreased by 23.1% in the 3 months ended March 31, 1999 compared to the same period in 1998 as a result of the Company's focus on cost reduction in connection with its decision to dedicate its energies and resources on enhancing the value of its Moto Guzzi business and not to pursue other opportunities.

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

         INTEREST INCOME AND EXPENSE

Interest expense increased by Lit. 0.3 billion to Lit. 1.4 billion in the three months ended March 31, 1999 compared to the corresponding 1998 period. The principal cause was increased indebtedness mainly due to a Lit. 10.0 billion loan drawn down by Moto Guzzi in April 1998 and increased advances from banks, which finance working capital. These effects more than offset benefits from lower interest rates in 1999 compared to 1998. The decrease in interest income in the 1999 compared to 1998 principally results from decreased liquidity. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15.9 billion, to satisfy its repurchase obligations.

         GAIN ON MERGER OF SUBSIDIARY

As a result of the merger of Moto Guzzi into North Atlantic as described in Note 3 to the Interim Financial Statements, TRG recorded a gain of Lit. 25.8 billion (US$ 14.4 million) in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi Corp. into common stock of North Atlantic. Through December 31, 1998, TRG had accounted for the contingent redemption of such preferred stock and included Lit. 13.1 billion in the balance sheet at December 31, 1998 to reflect such contingent obligation.

         OTHER INCOME/(EXPENSE), NET

Other income/(expense) in the three months ended March 31, 1999 and 1998 is principally comprised of exchange gains/(losses).

         AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

In the three months ended March 31, 1998, a non-cash expense of Lit. 973 million had been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of the charge resulted from exchange differences as the contingent redemption obligation was denominated in U.S. dollars. The issued and outstanding shares of Moto Guzzi Corp. preferred stock were converted into shares of common stock of North Atlantic upon consummation of the merger, and the contingent obligation was accordingly eliminated.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         OPERATIONS AND WORKING CAPITAL

The principal components which determine net cash used by operations of Lit.
10.9 billion compared to net profit of Lit. 16.6 billion are as follows:

         Net profit...................................................              16.6
         Gain on merger of subsidiary.................................             (25.8)
         Minority interests...........................................               2.8
         Depreciation.................................................               1.2
                                                                                --------
                                                                                    (5.2)
         Receipt of tax receivable....................................    6.1
         Trade and related party receivables..........................   (7.6)
         Inventories..................................................    1.8
         Accounts payable.............................................   (5.6)
         Other balances...............................................   (0.4)
                                                                       ------
         Total working capital changes................................              (5.7)
                                                                                --------
                                                                                   (10.9)
                                                                                --------
                                                                                --------


The gain on merger of subsidiary relates to the merger of Moto Guzzi Corp. and North Atlantic as described above and in Note 3 to the Interim Financial Statements.

The Company received Lit. 6.1 billion in February 1999 in respect of a tax receivable acquired in 1995 for Lit. 5.0 billion. The difference reflects interest, accrued at legal rates, since the receivable was acquired.

The increase in trade and related party receivables (the 25% affiliate exclusive importer of Moto Guzzi in Germany) principally reflects increased credit terms given over the winter months by Moto Guzzi, a normal trade practice. Such increase is partly financed by advances from banks against such receivables. Decreases in inventory are principally at Moto Guzzi where purchases were focused on components to complete motorcycles. Due to a shortage of liquidity at Moto Guzzi before the closing of the North Atlantic merger, the normal build up of inventories at the end of the first quarter for seasonal reasons did not manifest itself in 1999. The decrease in accounts payable principally reflects payments to Moto Guzzi's suppliers made from the proceeds of the merger, as well as payment of merger expenses.

         INVESTING ACTIVITY

Expenditure on plant and equipment principally relates to Moto Guzzi.

         FINANCING ACTIVITIES

The increase in advances from banks of approximately Lit. 3.9 billion is due to financing of increased accounts receivable, as noted above, at Moto Guzzi. The Lit. 16.0 billion of cash

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

acquired in the merger reflects the approximately $8.9 million of cash in North Atlantic at the date of merger, of which approximately Lit. 1.4 billion was applied to pay North Atlantic's merger expenses.

FUTURE LIQUIDITY REQUIREMENTS

Moto Guzzi has suffered recurring losses from operations and negative cash flows during the last three years. The merger with North Atlantic in March 1999 raised approximately $8 million which, however, is not sufficient to fund its operations and cash flow needs through 1999. Moto Guzzi is also not in compliance with certain covenants related to a Lit. 10.0 billion credit facility which facility has been classified as a current liability in the consolidated balance sheet. Moto Guzzi is in negotiations with the lender to define revised terms of this loan. There can be no assurance that such negotiations will conclude on terms satisfactory to Moto Guzzi.

Excluding any requirement to repay this Lit. 10.0 billion loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, will be approximately Lit. 10.0 billion to Lit 12.0 billion. A substantial part of this amount will be required before the end of the third quarter of 1999 to finance working capital in the seasonal liquidity low point which is expected in August and September. Moto Guzzi is actively discussing equity and debt financing options with a number of parties but there can be no assurance that it will be able to raise finance on satisfactory terms, or at all.

To enable substantial further growth in production and sales, Moto Guzzi's strategic plan contemplates total investments in research and product development of some Lit. 50 billion (approximately $28 million) in the five year period from 1999 through 2003. The plan also contemplates investments of Lit. 20 billion (approximately $11 million) in production plant and machinery and information systems. Much of the production machinery at Moto Guzzi's facility is aged and in need of extensive modification, improvement or replacement. Moto Guzzi believes that the existing plant at Mandello del Lario, Italy has a potential production capacity that will be sufficient for its needs for at least the next three/four years and is not actively seeking any other alternatives at the present time. Moto Guzzi will have to make significant investments in the existing plant in order that it can operate competitively. Such required modernization may result in production interruptions.

The Company expects that, over the next four years, significant further capital will be required to complete the planned overhaul. While anticipated increases in sales during the period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable Moto Guzzi to increase production and sales rapidly enough to generate the remaining needed capital. Moreover, in the four years ended December 31, 1998, and in the quarter to March 31, 1999, Moto Guzzi has not generated cash from operations.

The Company is seeking to realize liquidity from certain non-strategic assets in order to meet its commitments unrelated to Moto Guzzi. At the date of these financial statements, the Company

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

has sufficient liquidity to meet such other commitments through available cash and expected further realizations, except for full and timely repayment of a U.S. $2 million bridge loan provided by Tamarix Investors LDC in October 1998 which became due in accordance with its terms on March 5, 1999. In May 1999, the Company repaid the Lit. 3.0 billion bridge loan provided by Dr. G. Bulgari, a former affiliate of Tamarix, and negotiated an extension of the US$ 2 million Tamarix bridge loan until June 30, 1999.

Available cash and expected realization of TRG's non-strategic assets are not expected to be sufficient to provide the financial support required by Moto Guzzi Corporation. If revised terms of existing financing as well as additional financing are not obtained in timely fashion, the Moto Guzzi creditors may look to the Company to satisfy these obligations. As the Company does not have the resources available to finance its consolidated obligations, there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In analyzing its exposure to operational interruption resulting from the advent of January 1, 2000, management of the Company segmented its data processing systems into three segments: Production Planning and Logistics; Accounting; and Production Equipment.

PRODUCTION PLANNING AND LOGISTICS

Moto Guzzi has completed its assessment of all data processing devices involved in production planning and logistics and has concluded that these systems are Year 2000 compliant.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

ACCOUNTING

The Company's operations do not have unique or custom-tailored requirements for their accounting systems. Nonetheless, their accounting systems are not currently Year 2000 compliant. In connection partly with routine system upgrade and maintenance, and partly accelerated upgrade related to the Year 2000 problem, all of Moto Guzzi's accounting systems will be upgraded during the summer of 1999 to Year 2000 compliant status. Appropriate vendors have already been secured for this purpose.

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

CUSTOMER OR SUPPLIER COMPLIANCE

The Company's operating businesses do not engage in material electronic data interchange with any of their respective customers or component suppliers. An electronic interface is maintained with one of Moto Guzzi's financial institutions. Moto Guzzi's motorcycle dealers are not believed to be heavily dependent upon computer systems other than in connection with their accounting systems.

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

CONTINGENCY PLANNING

Moto Guzzi has not established a contingency plan to deal with the advent of January 1, 2000 without its own systems having been rendered Year 2000 compliant, because management does not believe that Moto Guzzi faces a material risk that such an event is likely to occur, or, if it occurs, will result in significant interruption in its operations. Moto Guzzi has not yet established a contingency plan in the event a critical service or component supplier or customer will not achieve Year 2000 compliance. Moto Guzzi will reassess the need to establish such a contingency plan if, following its assessment of its customer and suppliers, it appears that one or more critical customers or suppliers will have to curtail business with Moto Guzzi because of

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

that customer or supplier's own Year 2000 exposure. Nevertheless, Moto Guzzi assumes that if a supplier, whether of utility services, such as electricity, or of components, cannot provide it with written assurance of compliance, that compliance will not be achieved. If, in the reasonably possible, if unlikely, event that critical services are affected, such as utilities, telecommunications or banking or if components are unavailable and cannot be obtained from other sources which are compliant, Moto Guzzi will have to curtail its operations.

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

The European Common Currency is expected to have significant effects on the Company's business. Among many potential economic factors, the proposed common currency is expected to increase competition within the common currency zone. Because the adoption of the Euro will require competitive businesses located in different participating countries to price their products in a single currency, the historical ability of such companies to increase or reduce prices without affecting operating results in their home countries' currencies will be largely eliminated.

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

Additionally, interest rates are likely to stabilize across the common currency zone. Interest rates in Italy have fallen since 1997, partly in anticipation and response to the Euro introduction.

Moto Guzzi has not yet fully evaluated the ramifications of the adoption of the uniform currency because national European currencies continue to function as more dominant benchmarks for pricing and commercial transactions with customers and suppliers in the first months of the phasing in of the Euro. Adoption of the Euro is expected to take place over a two year transition phase in which both the Lira and the Euro are valid currencies for business transaction in Italy.

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

Adoption of the Euro is expected to take place over a two year transition phase in which initially both the Lira and the Euro would be valid currencies for business transactions in Italy.

The European Common Currency could have a significant effect on Moto Guzzi's accounting systems which could require significant modification or replacement. Management believes that Moto Guzzi's businesses do not have unique or custom-tailored requirements for accounting systems and that it could rapidly and inexpensively change to "off-the-shelf" systems at an appropriate time if existing systems prove not to be adequate. The Company is not able to evaluate these matters or the effects on international financial and payment systems with which it interacts at the present time. The Company will address these issues during the current year and in 2000 as further guidelines and information become available. Adoption of the Euro would also lead to the Company reporting its results in that currency instead of the Italian Lira from some point in the future, yet to be defined.


PORTIONS OF THIS REPORT CONTAIN CERTAIN "FORWARD LOOKING" STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN CURRENCY EXCHANGE RATES, LACK OF ADEQUATE CAPITAL TO MAINTAIN OPERATIONS, OTHER FACTORS DISCUSSED IN THE REPORT AS WELL AS FACTORS DISCUSSED IN OTHER FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE.

                           PART II - OTHER INFORMATION



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


                                     TRIDENT ROWAN GROUP, INC.


Dated: June 14, 1999                 By: s/Howard E. Chase
                                        ---------------------------------
                                         Howard E. Chase,
                                         Principal Financial Officer


Dated: June 14, 1999                 By: s/Mark S. Hauser
                                        --------------------------------
                                         Mark S. Hauser
                                         President and Chief Executive Officer