Form 10-Q
period 1999-06-30
TRIDENT ROWAN GROUP INC
filed 1999-08-20
CIK 28367

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                       For the quarter period ended JUNE 30, 1999
                                                    -------------

                                       OR

              ( ) TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                    to
                               --------------------  --------------------------
 Commission File Number                          0-2642
                       --------------------------------------------------------

                            TRIDENT ROWAN GROUP, INC.
                   ----------------------------------------
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                    52-0466460
 ---------------------------------------------             -------------------
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


-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by court. Yes    No
                        --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $0.01 par value, 4,419,900 shares.

                                      INDEX
                                      -----


  PART I   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheets as of June 30, 1999 and December 31, 1998.......................................4
           Statements of operations for the three months ended June 30, 1999 and 1998.....................6
           Statements of operations for the six months ended June 30, 1999 and 1998.......................7
           Statements of cash flows for the six months ended June 30, 1999 and 1998.......................8
           Statements of stockholders' equity and comprehensive income/(loss) for the six months ended June 30, 1999.................................................................9
           Notes to Financial Statements.................................................................10

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................................................13


  PART II  OTHER INFORMATION

  ITEM 6.  EXHIBITION AND REPORTS ON FORM 8-K............................................................25

                                     PART I


                              FINANCIAL INFORMATION

  TRIDENT ROWAN GROUP, INC
  Consolidated Condensed Balance Sheets
  June 30, 1999

                                                                                 JUNE 30         JUNE 30          DEC. 31
                                                                                  1999            1999             1998
                                                                                US$'000          LIRE M.          LIRE M.
                                                                               UNAUDITED        UNAUDITED          NOTE

  ASSETS
  CASH AND CASH EQUIVALENTS............................................   $        3,071 LIT.       5,774 LIT.      3,436
  MARKETABLE SECURITIES, AT COST.......................................                -                -             955
  RECEIVABLES..........................................................           23,597           44,363          35,254
    TRADE, LESS ALLOWANCE LIT. 2,165 (LIT.2,037).......................           18,099           34,026          24,881
    RECEIVABLES FROM RELATED PARTIES...................................            3,027            5,690           3,852
    OTHER RECEIVABLES..................................................            2,471            4,647           6,521

  INVENTORIES..........................................................           22,629           42,543          41,170
    RAW MATERIALS, PARTS AND WORK-IN-PROCESS...........................           14,336           27,008          22,469
    FINISHED PRODUCTS..................................................            8,263           15,535          18,701

  PREPAID EXPENSES.....................................................              511              961             982

                                                                          --------------      -----------      ------------
  TOTAL CURRENT ASSETS                                                            49,808           93,641          81,797
                                                                          --------------      -----------      ------------

  PROPERTY, PLANT AND EQUIPMENT........................................            9,760           18,347          18,168
    AT COST............................................................           24,770           46,566          44,625
    LESS ALLOWANCES FOR DEPRECIATION...................................          (15,010)         (22,219)        (26,007)

  TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET OF
    AMORTIZATION OF LIT. 1,400 (LIT. 1,350 - 1998).....................              319              600             650
  GOODWILL, NET OF AMORTIZATION OF LIT. 597 (1998 - LIT. 561)..........              106              200             236
  REAL ESTATE FOR DEVELOPMENT, NET OF RESERVE OF LIT. 2,500 ...........            1,862            3,500           3,500
  CONCESSION RIGHTS....................................................              851            1,600           1,600
  TAX RECEIVABLES......................................................            1,629            3,062           9,185
  OTHER ASSETS.........................................................              754            1,417           1,579

                                                                          --------------      -----------      ------------
  TOTAL ASSETS                                                            $       65,089 LIT.     122,367 LIT.    117,165
                                                                          --------------      -----------      ------------
                                                                          --------------      -----------      ------------


  Note: The balance sheet as at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  TRIDENT ROWAN GROUP, INC.
  Consolidated Condensed Balance Sheets
  March 31, 1999

                                                                                 JUNE 30          JUNE 30         DEC. 31
                                                                                 1999             1999             1998
                                                                                US$'000          LIRE M.         LIRE M.
                                                                               UNAUDITED        UNAUDITED          NOTE

  LIABILITIES
  ADVANCES FROM BANKS...................................................  $       20,744 LIT.      38,998 LIT.    32,619
  CURRENT PORTION OF  LONG-TERM DEBT....................................           6,424           12,078         13,288
  LOANS DUE TO RELATED PARTIES..........................................           1,700            3,196          6,312
  ACCOUNTS PAYABLE......................................................          18,764           35,277         35,360
  ACCRUED EXPENSES AND OTHER PAYABLES...................................           6,258           11,765          9,715

                                                                          --------------      -----------      -----------
  TOTAL CURRENT LIABILITIES                                                       53,890          101,314         97,294
                                                                          --------------      -----------      -----------

  LONG-TERM DEBT, LESS CURRENT PORTION..................................           1,860            3,497          4,257
  TERMINATION INDEMNITIES...............................................           4,683            8,804          8,581
  PROVISION FOR CLAIMS..................................................           1,691            3,180          3,120

  MINORITY INTERESTS....................................................           6,589           12,385         10,907

  PREFERRED STOCK OF SUBSIDIARY.........................................               -                -         13,132

  SHAREHOLDERS' (DEFICIT)/EQUITY                                                  (3,624)          (6,813)       (20,126)
    COMMON STOCK, PAR VALUE $0.01 PER SHARE:
    AUTHORIZED 50,000,000 SHARES;
      4,419,900 (1998 - 4,419,900) SHARES ISSUED AND OUTSTANDING                      59              106            106
    ADDITIONAL PAID IN CAPITAL..........................................          55,506          104,352        104,032
    TREASURY STOCK, AT COST.............................................         (24,396)         (45,865)       (45,865)
    CUMULATIVE TRANSLATION  ADJUSTMENT..................................            (269)            (505)            24
    DEFICIT.............................................................         (34,521)         (64,901)       (78,423)

                                                                          --------------      -----------     ------------
                                                                          $       65,089 LIT.     122,367 LIT.   117,165
                                                                          --------------      -----------     ------------
                                                                          --------------      -----------     ------------


  Note: The balance sheet as at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.




            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  TRIDENT ROWAN GROUP, INC.
  Unaudited Consolidated Condensed Statements of Operations
  3 Months Ended June 30, 1999 and 1998



                                                                             JUNE 30          JUNE 30          JUNE 30
                                                                              1999             1999              1998
                                                                            US $'000          LIRE M.          LIRE M.

  NET SALES...........................................................    $    16,205  LIT.     30,465  LIT.         29,213

  COST OF SALES.......................................................        (14,048)         (26,411)             (23,391)
                                                                           ----------        -----------          ----------

                                                                                2,157            4,054                5,822

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........................         (3,990)          (7,501)              (7,076)
  RESEARCH AND DEVELOPMENT............................................           (577)          (1,085)              (1,352)
                                                                           ----------        -----------          ----------

                                                                               (2,410)          (4,532)              (2,606)

  INTEREST EXPENSE....................................................           (624)          (1,174)              (1,357)
  INTEREST INCOME.....................................................             93              174                  459
  OTHER (EXPENSE)/INCOME, NET.........................................            (36)             (68)                 142
                                                                           ----------        -----------          ----------


  LOSS BEFORE INCOME TAXES  AND MINORITY INTERESTS....................         (2,977)          (5,600)              (2,606)

  INCOME TAXES........................................................            (16)             (30)                (315)

  MINORITY INTERESTS..................................................          1,343            2,524                  288

  AMORTIZATION OF PREMIUM FOR REDEMPTION OF
    PREFERRED STOCK OF SUBSIDIARY.....................................              -                -                 (285)

                                                                           ----------        -----------          ----------
  NET LOSS ...........................................................    $    (1,650)  LIT.    (3,106)  LIT.        (3,674)
                                                                           ----------        -----------          ----------
                                                                           ----------        -----------          ----------


  PROFIT/(LOSS) PER SHARE                                                     US $             LIRE              LIRE

  BASIC...............................................................    $     (0.39)  LIT.      (725)  LIT.          (737)
                                                                           ----------        -----------          ----------
                                                                           ----------        -----------          ----------
  DILUTED.............................................................    $     (0.39)  LIT.      (725)  LIT.          (737)
                                                                           ----------        -----------          ----------
                                                                           ----------        -----------          ----------
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING DURING THE PERIOD

  BASIC ..............................................................  NO. 4,283,233    NO. 4,283,233    NO.     4,987,780
                                                                           ----------        -----------          ----------
                                                                           ----------        -----------          ----------
  DILUTED.............................................................  NO. 4,329,711    NO. 4,329,711    NO.     5,203,368
                                                                           ----------        -----------          ----------
                                                                           ----------        -----------          ----------



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  TRIDENT ROWAN GROUP, INC.
  Unaudited Consolidated Condensed Statements of Operations
  6 Months Ended June 30, 1999 and 1998

                                                                              JUNE 30          JUNE 30          JUNE 30
                                                                                1999             1999              1998
                                                                              US $'000          LIRE M.          LIRE M.
  NET SALES...........................................................    $    28,737 LIT.      54,026  LIT.         62,319

  COST OF SALES.......................................................        (25,980)         (48,842)             (50,577)
                                                                          -----------        ---------         -------------

                                                                                2,757            5,184               11,742

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........................         (7,090)         (13,330)             (12,511)
  RESEARCH AND DEVELOPMENT............................................           (825)          (1,551)              (2,226)
                                                                          -----------        ---------         -------------

                                                                               (5,158)          (9,697)              (2,995)

  INTEREST EXPENSE....................................................         (1,376)          (2,586)              (2,442)
  INTEREST INCOME.....................................................            107              202                  910
  GAIN ON MERGER OF SUBSIDIARY........................................         13,743           25,837                    -
  OTHER INCOME, NET...................................................             35               66                   23
                                                                          -----------        ---------         -------------


  PROFIT/(LOSS) BEFORE INCOME TAXES  AND MINORITY INTERESTS...........          7,351           13,822               (4,504)

  INCOME TAXES........................................................             11               21                 (660)

  MINORITY INTERESTS..................................................           (171)            (321)                 396

  AMORTIZATION OF PREMIUM FOR REDEMPTION OF
    PREFERRED STOCK OF SUBSIDIARY.....................................              -                -               (1,258)

                                                                          -----------        ---------         -------------
  NET PROFIT/(LOSS) ..................................................    $     7,191  LIT.     13,522  LIT.         (6,026)
                                                                          -----------        ---------         -------------
                                                                          -----------        ---------         -------------


  PROFIT/(LOSS) PER SHARE                                                     US $             LIRE              LIRE

  BASIC...............................................................    $      1.68  LIT.      3,157  LIT.        (1,208)
                                                                          -----------        ---------         -------------
                                                                          -----------        ---------         -------------
  DILUTED.............................................................    $      1.65  LIT.      3,097  LIT.        (1,208)
                                                                          -----------        ---------         -------------
                                                                          -----------        ---------         -------------


  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING DURING THE PERIOD

  BASIC ..............................................................  NO. 4,283,233    NO. 4,283,233    NO.     4,987,780
                                                                          -----------        ---------         -------------
                                                                          -----------        ---------         -------------
  DILUTED                                                               NO. 4,366,056    NO. 4,366,056    NO.     5,095,574
                                                                          -----------        ---------         -------------
                                                                          -----------        ---------         -------------


  TRIDENT ROWAN GROUP, INC.
  Unaudited Consolidated Condensed Statements of Cash Flows
  6  Months Ended June 30, 1999 and 1998

                                                                               JUNE 30          JUNE 30          JUNE 30
                                                                                1999              1999             1998
                                                                               US$'000          LIRE M.          LIRE M.

  NET PROFIT/(LOSS)...................................................    $     7,191  LIT.       13,522 LIT.        (6,026)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED BY OPERATING ACTIVITIES:.................................        (14,265)           (26,820)            (3,974)
                                                                          ------------        ----------        ----------

  NET CASH USED IN OPERATING ACTIVITIES...............................         (7,074)           (13,298)            (9,820)
                                                                          ------------        ----------        ----------

  INVESTING ACTIVITIES:
  NET INCREASE IN INVESTMENTS AND SECURITIES..........................             508               955             15,840
  PURCHASES OF PROPERTY, PLANT AND EQUIPMENT..........................            (961)           (1,806)            (5,074)

                                                                          ------------        ----------        -----------
  NET CASH (USED)/ PROVIDED BY INVESTING ACTIVITIES...................            (453)             (851)            10,766
                                                                          ------------        ----------        -----------

  FINANCING ACTIVITIES:
  INCREASE IN ADVANCES FROM BANKS.....................................           3,205             6,026             6,809
  CASH FROM MERGER OF SUBSIDIARY......................................           8,514            16,006                 -
  REPURCHASES OF SHARES...............................................               -                 -           (15,944)
  PROCEEDS FROM LONG-TERM DEBT........................................               -                 -             10,103
  PRINCIPAL PAYMENTS OF LOANS FROM RELATED PARTIES....................          (1,880)           (3,534)                 -
  PRINCIPAL PAYMENTS OF LONG-TERM DEBT................................          (1,088)           (2,046)            (1,825)

                                                                          ------------        ----------        -----------
  NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES....................           8,751            16,452               (857)
                                                                          ------------        ----------        -----------

  INCREASE IN CASH AND CASH EQUIVALENTS...............................           1,224             2,303                 89
  EFFECT OF EXCHANGE RATE CHANGE ON CASH AND
   CASH EQUIVALENTS...................................................              19                35                  7
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................           1,828             3,436             10,407

                                                                          ------------        ----------        -----------
  CASH AND CASH EQUIVALENTS, END OF PERIOD............................    $      3,071  LIT.       5,774 LIT.        10,503
                                                                          ------------        ----------        -----------
                                                                          ------------        ----------        -----------




            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  TRIDENT ROWAN GROUP, INC.
  Unaudited Consolidated Condensed Statements of Shareholders' Equity Comprehensive Income/(Loss)
  6 Months Ended June 30, 1999 and 1998



                                                                   ADDITIONAL                            ACCRETION

                                                          COMMON     PAID-IN    TREASURY   TRANSLATION   EXPENSE,   ACCUMULATED

                    LIRE MILLION                          STOCK      CAPITAL      STOCK     ADJUSTMENT      NET       DEFICIT
                                                       ---------    --------    ----------  -----------   ---------  ----------


  AT JANUARY 1, 1998                               LIT.M       88       90,357     (29,921)      (154)       (2,474)    (53,404)



  Net loss                                                      -            -           -           -            -     (25,019)

  Translation adjustment                                        -            -           -         178            -           -

  Accretion expense, net of exchange movements                  -            -           -           -         (253)          -

  Repurchase of shares                                         14       13,203     (15,944)          -        2,727           -

  Issuance of shares                                            4        1,680           -           -            -           -

  Less: Shares not vested as at Dec. 31, 1998                   -       (1,208)          -           -            -           -
                                                        ---------    ----------  ----------  ----------    ---------  ----------

  AT DEC. 31, 1998                                 LIT.M      106      104,032     (45,865)         24            -     (78,423)



  Net profit                                                    -            -           -           -            -      13,522

  Translation adjustment                                        -            -           -        (529)           -           -

  Vesting of shares subject to forfeit                          -          320           -           -            -           -
                                                        ---------    ----------  ----------  ----------    ---------  ----------


  AT JUNE 30, 1999                                 LIT.M      106      104,352     (45,865)       (505)           -     (64,901)

                                                        ---------    ----------  ----------  ----------    ---------  ----------
                                                        ---------    ----------  ----------  ----------    ---------  ----------
                                                        ---------    ----------  ----------  ----------    ---------  ----------


  AT JUNE 30, 1999                                 $'000       56        55,506    (24,396)       (269)           -     (34,521)
                                                        ---------    ----------  ----------  ----------    ---------  ----------
                                                        ---------    ----------  ----------  ----------    ---------  ----------



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                   TOTAL         SHARES      COMPREHENSIVE

                                                SHAREHOLDERS'  SUBJECT TO      INCOME/

                    LIRE MILLION                   EQUITY       REPURCHASE      (LOSS)
                                                 -----------    -----------   -------------


  AT JANUARY 1, 1998                                   4,492        15,691



  Net loss                                           (25,019)            -      (25,019)

  Translation adjustment                                 178             -           178

  Accretion expense, net of exchange movements          (253)          253          (253)

  Repurchase of shares                                     -       (15,944)            -

  Issuance of shares                                   1,684             -             -

  Less: Shares not vested as at Dec. 31, 1998         (1,208)            -             -
                                                 ------------    ----------   -------------

  AT DEC. 31, 1998                                   (20,126)            -       (25,094)



  Net profit                                          13,522             -        13,522

  Translation adjustment                                (529)            -          (529)

  Vesting of shares subject to forfeit                   320             -             -
                                                 ------------    ----------   -------------


  AT JUNE 30, 1999                                    (6,813)            -        12,993

                                                 ------------    ----------   -------------
                                                 ------------    ----------   -------------


  AT JUNE 30, 1999                                   (3,624)             -         7,255
                                                 ------------    ----------   -------------
                                                 ------------    ----------   -------------



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1998 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,880 to U.S. $1, the approximate exchange rate at June 30, 1999. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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

NOTE 3 - MERGER OF MOTO GUZZI SUBSIDIARY WITH NORTH ATLANTIC

On August 18, 1998, TRG's subsidiary, Moto Guzzi Corp., and for limited purposes, TRG, entered into an agreement to merge with North Atlantic Acquisition Corp. ("North Atlantic"). The merger consummated on March 5, 1999. North Atlantic was organized in August 1995 as a specialized merger and acquisition allocated risk company with the objective of acquiring an operating business and had not engaged in any substantive commercial business. At the effective time of the merger, North Atlantic had approximately $8.9 million (Lit. 16.0 billion) in cash, from which merger expenses of $0.8 million (Lit.
1.4 billion) were subsequently paid, to finance the operations of Moto Guzzi. On completion of the merger, North Atlantic changed its name to Moto Guzzi Corporation and is listed on the over-the-counter market in New York under the ticker "GUZI". TRG owns, through its 84.35% OAM S.p.A. subsidiary, approximately 60.1% of the equity securities of Moto Guzzi Corporation. As a result of the merger, TRG recorded a gain of Lit. 25.8 billion (US$ 14.4 million) in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi Corp. into common stock of North Atlantic. Through December 31, 1998, TRG had accounted for the contingent redemption of such preferred stock and included Lit. 13.1 billion in the balance sheet at December 31, 1998 to reflect such contingent obligation.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1999

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

Excluding any requirement to repay this Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, will be approximately Lit. 10,000 million to Lit 12,000 million. A substantial part of this amount will be required before the end of the third quarter of 1999 to finance working capital in the seasonal liquidity low point which is expected in August and September. In early August 1999, certain Moto Guzzi directors and their affiliates paid approximately $1.7 million (Lit. 3.0 billion) to Moto Guzzi in anticipation of their subscription to an issue of preferred stock of up to US$ 5 million (Lit.9.4 billion), approved by the Board of Moto Guzzi on July 30, 1999. Moto Guzzi is actively discussing equity and debt financing options as well as potential business combinations with a number of parties but there can be no assurance that it will be able to raise finance on satisfactory terms, or at all, or that any business combination agreement will be reached or consummated. Any equity financing or business combination would likely result in the Company owning less than 50% of the equity securities of Moto Guzzi.

The Company is seeking to realize liquidity from certain non-strategic assets in order to meet its commitments unrelated to Moto Guzzi. At the date of these financial statements, the Company has sufficient liquidity to meet such other commitments through available cash and expected further realizations, except for full and timely repayment of a U.S. $2,000,000 bridge loan provided by Tamarix Investors LDC in October 1998 which became due in accordance with its terms on March 5, 1999. In May 1999, the Company repaid the Lit. 3,000 million bridge loan provided by Dr. Giovanni Bulgari, a former affiliate of Tamarix, and negotiated an extension of the US$ 2 million Tamarix bridge loan until June 30, 1999, making a partial repayment of principal of US$ 300,000. In July, 1999, a further extension through November 30, 1999 was agreed and the Company made a further partial repayment of principal of US$ 300,000.

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

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
June 30, 1999


NOTE 5  - INDUSTRY SEGMENT ANALYSIS

                                                                          MANAGEMENT
  THREE MONTHS ENDED JUNE 30, 1999                 MOTOR-       STEEL     & CORPORATE
  LIRE M.                                          CYCLES       TUBES      SERVICES     ELIMINATIONS    TOTAL

  Net sales.....................................     23,805        6,288          372              -      30,465

  Cost of sales.................................    (20,997)      (5,172)        (242)              -    (26,411)
                                                   --------     --------    ---------    ------------   ---------
                                                      2,808        1,116          130              -       4,054

  Selling, general and administrative expenses..     (5,533)        (737)      (1,221)           (10)     (7,501)

  Research and development......................     (1,085)           -            -              -      (1,085)
                                                   --------     --------    ---------    ------------   ---------

  Operating profit/(loss).......................     (3,810)         379       (1,091)           (10)     (4,532)
                                                   --------     --------    ---------    ------------   ---------
                                                   --------     --------    ---------    ------------   ---------


                                                                          MANAGEMENT
  THREE MONTHS ENDED JUNE 30, 1998                 MOTOR-       STEEL     & CORPORATE
  LIRE M.                                          CYCLES       TUBES      SERVICES     ELIMINATIONS    TOTAL

  Net sales.....................................     22,403        6,154          713           (57)      29,213

  Cost of sales.................................    (17,833)      (5,087)        (471)             -     (23,391)
                                                   --------     --------    ---------    ------------   ---------

                                                      4,570        1,067          242            (57)      5,822

  Selling, general and administrative expenses..     (4,548)        (802)      (1,778)            52      (7,076)

  Research and development......................     (1,352)          -            -               -      (1,352)
                                                   --------     --------    ---------    ------------   ---------

  Operating profit/(loss).......................     (1,330)         265       (1,536)            (5)     (2,606)
                                                   --------     --------    ---------    ------------   ---------
                                                   --------     --------    ---------    ------------   ---------


                                                                          MANAGEMENT
  SIX MONTHS ENDED JUNE 30, 1999                   MOTOR-       STEEL     & CORPORATE
  LIRE M.                                          CYCLES       TUBES      SERVICES     ELIMINATIONS    TOTAL

  Net sales.....................................     41,378       11,853          795              -      54,026

  Cost of sales.................................    (38,446)      (9,977)        (419)             -     (48,842)
                                                   --------     --------    ---------    ------------   ---------

                                                      2,932        1,876          376              -       5,184

  Selling, general and administrative expenses..     (9,454)      (1,411)      (2,455)            (10)   (13,330)

  Research and development......................     (1,551)           -            -               -     (1,551)
                                                   --------     --------    ---------    ------------   ---------

  Operating profit/(loss).......................     (8,073)         465       (2,079)            (10)    (9,697)
                                                   --------     --------    ---------    ------------   ---------
                                                   --------     --------    ---------    ------------   ---------


                                                                          MANAGEMENT
  SIX MONTHS ENDED JUNE 30, 1998                   MOTOR-       STEEL     & CORPORATE
  LIRE M.                                          CYCLES       TUBES      SERVICES     ELIMINATIONS    TOTAL

  Net sales.....................................     47,989       12,425        2,019          (114)      62,319

  Cost of sales.................................    (38,755)     (10,696)      (1,126)             -     (50,577)
                                                   --------     --------    ---------    ------------   ---------

                                                      9,234        1,729          893           (114)     11,742

  Selling, general and administrative expenses..     (7,861)      (1,319)      (3,440)           109     (12,511)

  Research and development......................     (2,226)                                       -      (2,226)
                                                   --------     --------    ---------    ------------   ---------
  Operating profit/(loss).......................       (853)         410       (2,547)            (5)     (2,995)
                                                   --------     --------    ---------    ------------   ---------
                                                   --------     --------    ---------    ------------   ---------

  TRIDENT ROWAN GROUP, INC.
  Management's Discussion and Analysis of Financial Conditions and Results of Operations



  GENERAL

  Since the first quarter of 1998, the Company has focused its energies and resources on its Moto Guzzi subsidiary.

  As a result of the merger of Moto Guzzi Corp. into North Atlantic Acquisition Corp., which was consummated on March 5, 1999, all of the common stock and preferred stock of Moto Guzzi Corp. was exchanged for newly issued shares of common stock of North Atlantic. The Company's subsidiary, OAM S.p.A., which had owned all of Moto Guzzi Corp.'s common stock before the merger, also contributed a Lit. 13,362 million intercompany loan it had made to Moto Guzzi Corp. for additional North Atlantic common stock, and holders of Moto Guzzi Corp. warrants received additional shares of North Atlantic common stock when submitting their warrants for cancellation. The aggregate ownership by the former Moto Guzzi Corp. security holders immediately following the merger was approximately 75%, while the security holders of North Atlantic retained an approximate 25% equity ownership interest in the merged entity, Moto Guzzi Corporation. The Company owns approximately 60.1% of Moto Guzzi Corporation through its 84.35% owned OAM S.p.A. subsidiary.

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

  The Company continues to seek to realize its non-strategic assets and to contain corporate costs. In February 1999, the Company realized a Lit. 6.1 billion tax receivable and, in April 1999, the Company entered into agreement to sell its concession rights over parking spaces in Genoa, Italy, for Lit.
  1.6 billion, which sale was consummated early in July 1999. The Company's steel tube business, L.I.T.A., has continued to expand export sales to offset falling demand from the domestic (Italian) automobile sector and in the first half of 1999 has recorded small increases in margins and operating profits, despite the difficulties in its home market. The effects of containing corporate overheads have resulted in a decrease in such expenses of 28.6% in the first half of 1999 compared to the corresponding period in 1998.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS - 3 MONTHS ENDED
JUNE 30, 1999 COMPARED TO JUNE 30, 1998


OPERATING PROFIT/(LOSS)

Analysis of net sales, cost of sales and operating expenses by industry segment is given in Note 5 to the condensed financial statements at June, 1999.

         MOTORCYCLE SEGMENT - MOTO GUZZI

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                       1999                 1998
                                                                     LIRE M.               LIRE M.

  Net sales ...................................................      23,805    100.0%      22,403    100.0%

  Cost of sales................................................     (20,997)   (88.2%)    (17,833)   (79.6%)
                                                                    --------              --------
                                                                      2,808     11.8%       4,570     20.4%

  Selling, general and administrative expenses ................      (5,533)   (23.2%)     (4,548)   (20.3%)
  Research & product development...............................      (1,085)    (4.6%)     (1,352)    (6.0%)
                                                                    --------              --------

  Operating loss...............................................      (3,810)   (16.0%)     (1,330)    (5.9%)
                                                                    --------              --------
                                                                    --------              --------

Net sales increased by Lit.1.4 billion or 6.3% from Lit. 22.4 billion to Lit. 23.8 billion while unit sales increased 19.8% from 1,522 in 1998 to 1,823 in 1999. The average unit sales price fell in 1999 compared to 1998 as a result of a change in the sales mix. In 1999, sales were predominantly of the Company's Jackal and Nevada models. The Jackal is a stripped down cruiser motorcycle with a lower price point and the Nevada is Moto Guzzi's 750cc "entry level" model. In 1998, the Company sold a larger number of its more expensive Centauro and fully-equipped California models. The Centauro is no longer being produced in 1999.

Gross margins decreased from Lit. 4.6 billion or 20.4% in the second quarter of 1998 to Lit. 2.8 billion or 11.8% in the second quarter of 1999. The decrease is principally due to the sales mix; the Jackal and Nevada models generate lower margins than the 1998 product mix.

Selling, general and administrative expenses increased by 21.7% to Lit. 5.5 billion in 1999 compared to Lit. 4.5 billion in 1998. Expenses at Moto America increased by Lit. 402 million, or 78%, reflecting a new management team installed in April 1999 and expenses related to building and motivating the sales network. Expenses in Italy and corporate costs increased Lit 549 million, or 14.7%, reflecting expenses in connection with the launch of the California Jackal and costs connected with being a public company.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         STEEL TUBING SEGMENT - L.I.T.A.

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                     ---------------------------
                                                                     1999                  1998
                                                                    LIRE M.               LIRE M.

Net sales ...................................................        6,288    100.0%        6,154   100.0%
                                                                    --------              --------
Cost of sales................................................       (5,172)   (82.3%)      (5,087)  (82.7%)
                                                                     1,116     17.7%        1,067    17.3%

Selling, general and administrative expenses ................         (737)   (11.7%)        (802)  (13.0%)
                                                                    --------              --------
Operating profit.............................................          379      6.0%          265     4.3%
                                                                    --------              --------
                                                                    --------              --------

Net sales increased by 2.2% reflecting increased export sales which more than offset difficult market conditions in the domestic (Italian) automobile market.

         MANAGEMENT AND CORPORATE SERVICES

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                      1999                  1998
                                                                     LIRE M.               LIRE M.

Net sales ...................................................          372    100.0%          713   100.0%

Cost of sales................................................         (242)   (65.1%)        (571)  (80.1%)
                                                                    --------              --------

                                                                       130     34.9%          142    19.9%

Selling, general and administrative expenses ................       (1,221)  (328.2%)      (1,778) (249.4%)
                                                                    --------              --------
Operating profit/(loss)......................................       (1,091)  (293.3%)      (1,636  (229.5%)
                                                                    --------              --------
                                                                    --------              --------

Corporate costs and overhead decreased by 31.3% in the 3 months ended June 30, 1999 compared to the same period in 1998 as a result of the Company's focus on cost reduction in connection with its decision to dedicate its energies and resources on enhancing the value of its Moto Guzzi business and not to pursue other opportunities.

INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME STATEMENT ITEMS

Income statement items below operating profit level are compared below on a consolidated basis and not by industry segment as their incurrence and allocation between segments is, in large part, determined by structural decisions independent of stand-alone operating needs and performance.

         INTEREST  INCOME AND EXPENSE

Interest expense decreased by Lit. 0.2 billion from Lit. 1.4 billion to Lit. 1.2 billion in the three months ended June, 1999 compared to the corresponding 1998 period principally due to lower interest rates in 1999 compared to 1998. The decrease in interest income in the 1999 compared to 1998 principally results from decreased liquidity. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15.9 billion, to satisfy its repurchase obligations.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

         OTHER INCOME/(EXPENSE), NET

Other income/(expense) in the three months ended June 30, 1999 and 1998 is principally comprised of exchange gains/(losses).

         AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

In the three months ended June 30, 1998, a non-cash expense of Lit. 285 million had been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of the charge resulted from exchange differences as the contingent redemption obligation was denominated in U.S. dollars. The issued and outstanding shares of Moto Guzzi Corp. preferred stock were converted into shares of common stock of North Atlantic upon consummation of the merger with North Atlantic (see Note 3 to Interim Financial Statements), and the contingent obligation was accordingly eliminated.


RESULTS OF OPERATIONS - 6 MONTHS ENDED
JUNE 30, 1999 COMPARED TO JUNE 30, 1998

OPERATING PROFIT/(LOSS)

Analysis of net sales, cost of sales and operating expenses by industry segment is given in Note 5 to the condensed financial statements at June, 1999.

         MOTORCYCLE SEGMENT - MOTO GUZZI

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                    1999                  1998
                                                                   LIRE M.               LIRE M.

Net sales ...................................................       41,378    100.0%      47,989    100.0%

Cost of sales................................................      (38,446)   (92.9%)    (38,755)   (80.8%)
                                                                  --------              --------
                                                                     2,932      7.1%       9,234     19.2%
Selling, general and administrative expenses ................       (9,454)   (22.8%)     (7,861)   (16.4%)
Research & product development...............................       (1,551)    (3.7%)     (2,226)    (4.6%)
                                                                  --------              --------
Operating loss...............................................       (8,073)   (19.5%)       (719)    (1.5%)
                                                                  --------              --------
                                                                  --------              --------

Net sales for the six month period ending June 30, 1999 decreased by Lit. 6.6 billion, or 13.8%, from Lit. 48.0 billion in the corresponding 1998 period to Lit. 41.4 billion due to 1) changes in the sales mix, as described above; and 2) the first half of 1998 included Lit. 3.8 billion of net sales relative to an unusual public administration order. Sales and production through April 1999 were also significantly affected by a disruption in the supply of components due to liquidity difficulties. Sales units decreased 8.1% from 3,309 units in 1998 to 3,041units in 1999. Excluding the exceptional 1998 public administration order, sales units would have increased 1.5% in 1999 compared to 1998 and the decrease in net sales would have been 6.3%.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

Gross margins decreased from Lit.9.2 billion, or 19.2%, in the second quarter of 1998 to Lit. 2.9 billion, or 7.1%, in the second quarter of 1999. The decrease is principally due to the altered product mix, the exceptional public administration order in the first quarter of 1998 and the significantly decreased production levels in the first part of 1999 resulting from the disruption in the supply of components. The consequence of lower production levels through April 1999 is that fixed production costs were absorbed over lower production volumes, reducing gross margin.

Selling, general and administrative expenses increased by 20.3% to Lit. 9.5 billion in 1999 compared to Lit. 7.9 billion in 1998. Expenses at Moto America increased by Lit. 0.4 billion or 36.6% due to the installation of the new management team in the second quarter and expenses related to a more aggressive approach in advertising products and motivating sales. Italy and corporate costs increased Lit 1.1 billion or 18.5% reflecting expenses in connection with the launch of the California Jackal and costs connected with being a public company.


         STEEL TUBING SEGMENT - L.I.T.A.

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------
                                                                     1999                  1998
                                                                    LIRE M.               LIRE M.

Net sales ...................................................       11,853    100.0%      12,425    100.0%
Cost of sales................................................       (9,977)   (84.2%)    (10,696)   (86.1%)
                                                                    -------              ---------
                                                                     1,876     15.8%       1,729     13.9%
Selling, general and administrative expenses ................       (1,411)   (11.9%)     (1,319)   (10.6%)
                                                                    -------              ---------
Operating profit.............................................          465      3.9%         410      3.3%
                                                                    -------              ---------
                                                                    -------              ---------

Net sales decreased by 4.6% reflecting difficult market conditions in the domestic (Italian) automobile market, offset in part by increased export sales.

         MANAGEMENT AND CORPORATE SERVICES

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------
                                                                      1999                 1998
                                                                     LIRE M.              LIRE M.

Net sales ...................................................          795    100.0%       2,019    100.0%

Cost of sales................................................         (419)   (52.7%)     (1,126)   (55.8%)
                                                                    --------              -------
                                                                       376     47.3%         893     44.2%
Selling, general and administrative expenses ................       (2,445)  (308.8%)     (3,440)  (170.4%)
                                                                    --------              -------
Operating profit/(loss)......................................       (2,079)  (261.5%)     (2,547)  (126.2%)
                                                                    --------              -------
                                                                    --------              -------


Revenues had benefitted in the 1998 due to a management engagement in connection with the acquisition of an Italian company by a Swiss acquiror. Corporate costs and overheads decreased by 28.6% in the 6 months ended June 30, 1999 compared to the same period in 1998 as a result of the Company's focus on cost reduction in connection with its decision to dedicate its energies and resources on enhancing the value of its Moto Guzzi business and not to pursue other opportunities.

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

                  INTEREST INCOME AND EXPENSE

Interest expense increased by Lit. 0.2 billion from Lit. 2.6 billion to Lit. 2.4 billion in the six months ended June, 1999 compared to the corresponding 1998 period. This was principally due to decreased indebtedness in the first quarter of 1998 before the Company drew down a Lit. 10 billion long term credit line. The effects of this more than offset the benefits of lower interest rates in 1999 compared to 1998. The decrease in interest income in the 1999 compared to 1998 principally results from decreased liquidity. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15.9 billion, to satisfy its repurchase obligations.

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

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

                  OTHER INCOME, NET

Other income in the six months ended June 30, 1999 and 1998 is principally comprised of exchange gains.

                  AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

In the six months ended June 30, 1998, a non-cash expense of Lit. 1,258 million had been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of the charge resulted from exchange differences as the contingent redemption obligation was denominated in U.S. dollars. The issued and outstanding shares of Moto Guzzi Corp. preferred stock were converted into shares of common stock of North Atlantic upon consummation of the merger, and the contingent obligation was accordingly eliminated.


LIQUIDITY AND CAPITAL RESOURCES

                  OPERATIONS AND WORKING CAPITAL

The principal components which determine net cash used by operations of Lit.
13.3 billion compared to net profit of Lit. 13.5 billion are as follows:

         Net profit........................................................              13.5
         Gain on merger of subsidiary......................................             (25.8)
         Minority interests................................................               0.3
         Depreciation......................................................               2.3
         Other.............................................................               0.7
                                                                                        ------
                                                                                         (9.1)
         Receipt of tax receivable.........................................      6.1
         Trade and related party receivables                                    (8.9)
         Inventories.......................................................     (0.7)
         Accounts payable..................................................      0.1
         Other balances....................................................     (0.8)
                                                                                ------
         Total working capital changes.....................................              (4.2)
                                                                                        ------
                                                                                        (13.3)
                                                                                        ------
                                                                                        ------

The gain on merger of subsidiary relates to the merger of Moto Guzzi Corp. and North Atlantic as described above and in Note 3 to the Interim Financial Statements.

The Company received Lit. 6.1 billion in February 1999 in respect of a tax receivable acquired in 1995 for Lit. 5.0 billion. The difference reflects interest, accrued at legal rates, since the receivable was acquired.

The increase in trade and related party receivables (the 25% affiliate exclusive importer of Moto Guzzi in Germany) principally reflects increased sales in the second quarter and is a normal seasonal factor. Such increase is partly financed by advances from banks against such receivables. Increases in inventory are

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

principally at Moto Guzzi where increases in component inventories offset reduced finished goods. The increase in component inventories is principally due to higher production levels The increase in accounts payable principally reflects payments to Moto Guzzi's suppliers made from the proceeds of the merger, as well as payment of merger expenses, offset by higher seasonal levels of payables, related to increased production in the second quarter.

                  INVESTING ACTIVITY

Expenditure on plant and equipment principally relates to Moto Guzzi. Expenditure is primarily in respect of the California Jackal model, introduced in April 1999, and the V-11 Sport model, to be introduced in September 1999.

                  FINANCING ACTIVITIES

The increase in advances from banks of approximately Lit. 6.0 billion is principally due to financing of increased accounts receivable, as noted above, at Moto Guzzi. The Lit. 16.0 billion of cash acquired in the merger reflects the approximately $8.9 million of cash in North Atlantic at the date of merger, of which approximately Lit. 1.4 billion was applied to pay North Atlantic's merger expenses. Principal repayments of loans from related parties refer to Lit. 3.0 billion and Lit. 534 million (US$ 300,000) repayments of bridge loans that had been made in anticipation of the closing of the North Atlantic merger. See Note 4 to the interim financial statements.

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

Excluding any requirement to repay this Lit. 10.0 billion loan facility on demand, management estimates that Moto Guzzi's financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, will be approximately Lit. 10.0 billion to Lit 12.0 billion. A substantial part of this amount will be required before the end of the third quarter of 1999 to finance working capital in the seasonal liquidity low point which is expected in August and September. In early August 1999, certain Moto Guzzi directors and their affiliates paid approximately $1.7 million (Lit. 3.0 billion) to Moto Guzzi in anticipation of their subscription to an issue of preferred stock of up to US$ 5 million (Lit.9.4 billion), approved by the Board of Moto Guzzi on July 30, 1999. Moto Guzzi is actively discussing equity and debt financing options as well as potential business combinations with a number of parties but there can be no assurance that it will be able to raise finance on satisfactory terms, or at all, or that any business combination agreement will be reached or consummated. Any equity financing or business combination would likely result in the Company owning less than 50% of the equity securities of Moto Guzzi.

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

The Company is seeking to realize liquidity from certain non-strategic assets in order to meet its commitments unrelated to Moto Guzzi. At the date of these financial statements, the Company has sufficient liquidity to meet such other commitments through available cash and expected further realizations, except for full and timely repayment of a U.S. $2 million bridge loan provided by Tamarix Investors LDC in October 1998 which became due in accordance with its terms on March 5, 1999. In May 1999, the Company repaid the Lit. 3.0 billion bridge loan provided by Dr. Giovanni Bulgari, a former affiliate of Tamarix, and negotiated an extension of the US$ 2 million Tamarix bridge loan until June 30, 1999.

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

PRODUCTION EQUIPMENT

Moto Guzzi believes it has identified all of the items of production machinery and related equipment which are critical to uninterrupted operations, and, in December, 1998 began to conduct a comprehensive inventory of all such items which incorporate electronic devices, or which process dates in their ordinary operation, to determine whether such operations will be affected by the Year 2000 problem. Moto Guzzi is engaged in analyzing those systems and is preparing an action plan to enable it to complete any required upgrade or workaround by year-end.

CUSTOMER OR SUPPLIER COMPLIANCE

The Company does not engage in material electronic data interchange with any of its customers or component suppliers. An electronic interface is maintained with one of Moto Guzzi's financial institutions. The Company's motorcycle dealers are not believed to be heavily dependent upon computer systems other than in connection with their accounting systems.

Moto Guzzi has not yet completed polling its suppliers and customers to determine their own state of Year 2000 compliance, a process which it expects to complete during the third quarter of 1999, and will at that time evaluate the level of exposure Moto Guzzi faces should it be determined that Year 2000 compliance has not been achieved, and does not seem to be timely capable of achievement.

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

POTENTIAL EFFECTS OF THE EUROPEAN COMMON CURRENCY ON THE COMPANY'S BUSINESS

The Company's businesses are substantially located and operate in Italy. On January 1, 1999, Italy was admitted as one of 11 European countries in the new European common currency, the Euro.

The European Common Currency is expected to have significant effects on the Company's business. Among many potential economic factors, the common currency is expected to increase competition within the common currency zone. Because the adoption of the Euro will require competitive businesses located in different participating countries to price their products in a single currency, the historical ability of such companies to increase or reduce prices without affecting operating results in their home countries' currencies will be largely eliminated.

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

                           PART II - OTHER INFORMATION
                           ---------------------------
                           ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  EXHIBIT NO.       DESCRIPTION

                      3.2           Amended and Restated By-Laws


                      27            Financial Data Schedule

                                                      SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRIDENT ROWAN GROUP, INC.


  Dated: August 19, 1999            By: /s/ Howard E. Chase
                                       -----------------------------------------
                                       Howard E. Chase,
                                       Principal Financial Officer


  Dated: August 19, 1999            By: /s/ Mark S. Hauser
                                       -----------------------------------------
                                       Mark S. Hauser
                                       President and Chief Executive Officer