Form 10-Q
period 1999-09-30
TRIDENT ROWAN GROUP INC
filed 1999-11-24
CIK 28367

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
       (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended           September 30, 1999
                            ----------------------------------------------------

                                       OR

         (  )   TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              -------  ----------------------------------
Commission File Number               0-2642
                      ---------------      ------------------------------

                            TRIDENT ROWAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                                 52-0466460
 ----------------------------------------------        ---------------------
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

                                      INDEX


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 1999 and December 31, 1998...................................4
         Statements of Operations for the three months ended September 30, 1999 and 1998.................6
         Statements of Operations for the nine months ended September 30, 1999 and 1998..................7
         Statements of Cash Flows for the nine months ended September 30, 1999 and 1998..................8
         Statements of Stockholders' Equity and Comprehensive Income/(Loss) for the
         three months ended September 30, 1999...........................................................9
         Notes to Financial Statements..................................................................10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................................................13


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITION AND REPORTS ON FORM 8-K.............................................................25

                                     PART I


                              FINANCIAL INFORMATION

TRIDENT ROWAN GROUP, INC.
Consolidated Condensed Balance Sheets
September 30, 1999

                                                                           SEPT. 30         SEPT. 30          DEC. 31
                                                                             1999             1999             1998
                                                                            US$'000          LIRE M.          LIRE M.
                                                                           UNAUDITED        UNAUDITED          NOTE
ASSETS
CASH AND CASH EQUIVALENTS.............................................  $        4,240 LIT.       7,713 LIT.      3,436
MARKETABLE SECURITIES, AT COST.......................................                -                -             955
RECEIVABLES...........................................................          20,240           36,817          35,254
  TRADE, LESS ALLOWANCE LIT. 2,205 (LIT. 2,037).......................          15,137           27,535          24,881
  RECEIVABLES FROM RELATED PARTIES....................................           3,257            5,924           3,852
  OTHER RECEIVABLES...................................................           1,846            3,358           6,521

INVENTORIES...........................................................          22,795           41,465          41,170
  RAW MATERIALS, PARTS AND WORK-IN-PROCESS............................          14,233           25,889          22,469
  FINISHED PRODUCTS...................................................           8,563           15,576          18,701

PREPAID EXPENSES......................................................             302              550             982
                                                                         -------------    -------------     -----------
TOTAL CURRENT ASSETS                                                            47,577           86,545          81,797
                                                                         -------------    -------------     -----------

PROPERTY, PLANT AND EQUIPMENT.........................................           9,922           18,048          18,168
  AT COST.............................................................          26,014           47,320          44,625
  LESS ALLOWANCES FOR DEPRECIATION....................................         (16,092)         (29,272)        (26,007)

TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET OF
  AMORTIZATION OF LIT. 1,425 (1998 - LIT. 1,350)......................             316              575             650
GOODWILL, NET OF AMORTIZATION OF LIT. 615 (1998 - LIT. 561)...........             100              182             236
REAL ESTATE FOR DEVELOPMENT, NET OF RESERVE OF LIT. 3,000 ............           1,649            3,000           3,500
CONCESSION RIGHTS.....................................................               -                -           1,600
TAX RECEIVABLES.......................................................           1,688            3,071           9,185
OTHER ASSETS..........................................................             663            1,206           1,579
                                                                         -------------    -------------     -----------
TOTAL ASSETS                                                            $       61,915 LIT.     112,627 LIT.    117,165
                                                                         -------------    -------------     -----------
                                                                         -------------    -------------     -----------


Note: The balance sheet as at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Consolidated Condensed Balance Sheets
September 30, 1999

                                                                              SEPT. 30         SEPT. 30         DEC. 31
                                                                                1999             1999             1998
                                                                               US$'000          LIRE M.         LIRE M.
                                                                              UNAUDITED        UNAUDITED          NOTE
LIABILITIES
ADVANCES FROM BANKS...................................................  $       17,141 LIT.      31,180 LIT.    32,619
Current portion of  long-term debt....................................           6,882           12,518         13,288
Loans due to related parties..........................................           1,400            2,547          6,312
Accounts payable......................................................          20,577           37,429         35,360
Accrued expenses and other payables...................................           5,606           10,197          9,715
                                                                         -------------    -------------     ----------
TOTAL CURRENT LIABILITIES                                                       51,606           93,871         97,294
                                                                         -------------    -------------     ----------

Long-term debt, less current portion..................................           1,745            3,175          4,257
Termination indemnities...............................................           4,910            8,932          8,581
Provision for claims..................................................           1,715            3,120          3,120

Minority interests....................................................           7,028           12,785         10,907

Preferred stock of subsidiary.........................................               -                -         13,132

SHAREHOLDERS' (DEFICIT)/EQUITY                                                  (5,089)          (9,256)       (20,126)
  COMMON STOCK, PAR VALUE $0.01 PER SHARE:
  AUTHORIZED 50,000,000 SHARES;
    4,419,900 (1998 - 4,419,900) SHARES ISSUED AND                                  58              106            106
  OUTSTANDING
  ADDITIONAL PAID IN CAPITAL..........................................          57,434          104,473        104,032
  TREASURY STOCK, AT COST.............................................         (25,214)         (45,865)       (45,865)
  CUMULATIVE TRANSLATION  ADJUSTMENT..................................            (215)            (391)            24
  DEFICIT.............................................................         (37,152)         (67,579)       (78,423)
                                                                         -------------    -------------     ----------
                                                                        $       61,915 LIT.     112,627 LIT.   117,165
                                                                         -------------    -------------     ----------
                                                                         -------------    -------------     ----------


Note: The balance sheet as at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.




            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
3 Months Ended September 30, 1999 and 1998

                                                                           SEPT. 30         SEPT. 30         SEPT. 30
                                                                             1999             1999             1998
                                                                           US $'000         LIRE M.          LIRE M.
NET SALES..........................................................     $      14,921 LIT.      27,142 LIT.      25,856
COST OF SALES......................................................           (12,942)         (23,542)         (22,206)
                                                                         ------------     ------------     ------------
                                                                                1,979            3,600            3,650

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................            (3,288)          (5,980)          (6,248)
RESEARCH AND DEVELOPMENT...........................................              (314)            (572)            (852)
REORGANIZATION EXPENSE.............................................                 -                -           (1,852)
IMPAIRMENT EXPENSE.................................................              (275)            (500)               -
                                                                         ------------     ------------     ------------
                                                                               (1,898)          (3,452)          (5,302)

INTEREST EXPENSE...................................................              (509)            (926)          (1,159)
INTEREST INCOME....................................................                17               31              150
OTHER INCOME, NET..................................................                 1                2               43
                                                                         ------------     ------------     ------------

LOSS BEFORE INCOME TAXES  AND MINORITY INTERESTS...................            (2,389)          (4,345)          (6,268)
INCOME TAXES.......................................................              (114)            (207)            (120)
MINORITY INTERESTS.................................................             1,030            1,874              587
AMORTIZATION OF PREMIUM FOR REDEMPTION OF
  PREFERRED STOCK OF SUBSIDIARY....................................                 -                -              347
                                                                         ------------     ------------     ------------

NET LOSS ..........................................................     $      (1,473)LIT.     (2,678) LIT.      (5,454)
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------

LOSS PER SHARE                                                               US $             LIRE             LIRE
BASIC..............................................................     $   (0.34)    LIT.       (625) LIT.      (1,304)
                                                                         ---------        ------------     ------------
                                                                         ---------        ------------     ------------
DILUTED............................................................     $   (0.34)    LIT.       (625) LIT.      (1,304)
                                                                         ---------        ------------     ------------
                                                                         ---------        ------------     ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD

BASIC .............................................................   No. 4,283,233    NO. 4,283,233    NO. 4,182,900
                                                                         ----------       ------------     ------------
                                                                         ----------       ------------     ------------
DILUTED                                                               NO. 4,286,830    NO. 4,286,830    NO. 4,243,543
                                                                         ----------       ------------     ------------
                                                                         ----------       ------------     ------------

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Operations
9 Months Ended September 30, 1999 and 1998

                                                                           SEPT. 30         SEPT. 30         SEPT. 30
                                                                             1999             1999             1998
                                                                           US $'000         LIRE M.          LIRE M.
NET SALES..........................................................     $      44,622 LIT.      81,168 LIT.      88,175

COST OF SALES......................................................           (39,793)         (72,384)         (72,783)
                                                                         ------------     ------------     ------------
                                                                                4,829            8,784           15,392
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................           (10,616)         (19,310)         (18,759)
RESEARCH AND DEVELOPMENT...........................................            (1,167)          (2,123)          (3,078)
REORGANIZATION EXPENSE.............................................                 -                -           (1,852)
IMPAIRMENT EXPENSE.................................................              (275)            (500)               -
                                                                         ------------     ------------     ------------
                                                                               (7,229)         (13,149)          (8,297)

INTEREST EXPENSE...................................................            (1,931)          (3,512)          (3,601)
INTEREST INCOME....................................................               128              233            1,060
GAIN ON MERGER OF SUBSIDIARY                                                   14,204           25,837                -
OTHER INCOME, NET..................................................                37               68               66
                                                                         ------------     ------------     ------------
PROFIT/(LOSS) BEFORE INCOME TAXES  AND MINORITY INTERESTS..........             5,209            9,477          (10,772)
INCOME TAXES.......................................................              (102)            (186)            (780)

MINORITY INTERESTS.................................................               854            1,553              983

AMORTIZATION OF PREMIUM FOR REDEMPTION OF
  PREFERRED STOCK OF SUBSIDIARY....................................                 -                -             (911)
                                                                         ------------     ------------     ------------

NET PROFIT/(LOSS) .................................................     $       5,961 LIT.      10,844 LIT.     (11,480)
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------

PROFIT/(LOSS) PER SHARE                                                      US $             LIRE             LIRE
BASIC..............................................................     $       1.39  LIT.       2,532 LIT.      (2,434)
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------
DILUTED............................................................     $       1.37  LIT.       2,499 LIT.      (2,434)
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD

BASIC .............................................................   NO. 4,283,233    NO. 4,283,233    NO. 4,716,538
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------

DILUTED                                                               NO. 4,339,574    NO. 4,339,574    NO. 4,811,564
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------

TRIDENT ROWAN GROUP, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
9  Months Ended September 30, 1999 and 1998

                                                                           SEPT. 30         SEPT. 30         SEPT. 30
                                                                             1999             1999             1998
                                                                           US$'000          LIRE M.          LIRE M.
NET PROFIT/(LOSS)..................................................      $      5,961 LIT.      10,844 LIT.     (11,480)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:................................            (9,231)         (16,792)            (697)
                                                                         ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES..............................            (3,270)          (5,948)         (12,177)
                                                                         ------------     ------------     ------------
INVESTING ACTIVITIES:
NET INCREASE IN INVESTMENTS AND SECURITIES.........................               525              955           16,099
SALE OF SUBSIDIARIES, NET OF CASH DISPOSED.........................               883            1,606                -
PROCEEDS ON DISPOSAL OF OPERATING ASSETS...........................               116              211                -
PURCHASES OF PROPERTY, PLANT AND EQUIPMENT.........................            (1,608)          (2,925)          (5,956)
                                                                         ------------     ------------     ------------
NET CASH (USED)/ PROVIDED BY INVESTING ACTIVITIES..................               (84)            (153)          10,143
                                                                         ------------     ------------     ------------
FINANCING ACTIVITIES:
(DECREASE)/INCREASE IN ADVANCES FROM BANKS.........................            (1,061)          (1,930)           2,315
CASH FROM MERGER OF SUBSIDIARY.....................................             8,799           16,006                -
REPURCHASES OF SHARES..............................................                 -                -          (15,978)
ADVANCES FOR SUBSCRIPTION TO SUBSIDIARY STOCK                                   1,250            2,274
PROCEEDS FROM LONG-TERM DEBT.......................................               191              348           10,103
PRINCIPAL PAYMENTS OF LOANS FROM RELATED PARTIES                               (2,244)          (4,082)               -
PRINCIPAL PAYMENTS OF LONG-TERM DEBT                                           (1,244)          (2,263)          (1,989)
                                                                         ------------     ------------     ------------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES...................             5,691           10,353           (5,549)
                                                                         ------------     ------------     ------------

INCREASE/(DECEASE) IN CASH AND CASH EQUIVALENTS....................             2,337            4,252           (7,583)
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND
 CASH EQUIVALENTS                                                                  14               25              (93)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................             1,889            3,436           10,407
                                                                         ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................      $      4,240 Lit.       7,713 LIT.       2,731
                                                                         ------------     ------------     ------------
                                                                         ------------     ------------     ------------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.

Unaudited Consolidated Statements of Shareholders' Equity Comprehensive Income/(Loss) 9 Months Ended September 30, 1999

                                                     Additional                            Accretion                  Total
                                            Common     Paid-in    Treasury   Translation   Expense,   Accumulated  Shareholders'
                 Lire Million                Stock     Capital      Stock     Adjustment      Net       Deficit       Equity
                                            -------- -----------  -----------------------------------  ----------  ------------
AT JANUARY 1, 1998                    Lit.m       88      90,357    (29,921)        (154)     (2,474)    (53,404)         4,492

Net loss                                           -           -           -            -           -    (25,019)      (25,019)
Translation adjustment                             -           -           -          178           -           -           178
Accretion expense, net of exchange                 -           -           -            -       (253)           -         (253)
movements
Repurchase of shares                              14      13,203    (15,944)            -       2,727           -             -
Issuance of shares                                 4       1,680           -            -           -           -         1,684
Less: Shares not vested as at Dec. 31,             -     (1,208)           -            -           -           -       (1,208)
1998
                                            -------- -----------  ----------  ----------- -----------  ----------  ------------
AT DEC. 31, 1998                      Lit.m      106     104,032    (45,865)           24           -    (78,423)      (20,126)

Net profit                                         -           -           -            -           -      10,844        10,844
Translation adjustment                             -           -           -        (415)           -           -         (415)
Vesting of shares subject to forfeit               -         441           -            -           -           -           441
                                            -------- -----------  ----------  ----------- -----------  ----------  ------------
AT JUNE 30, 1999                      Lit.m      106     104,473    (45,865)        (319)           -    (67,579)       (9,256)
                                            -------- -----------  ----------  ----------- -----------  ----------  ------------
                                            -------- -----------  ----------  ----------- -----------  ----------  ------------
AT JUNE 30, 1999                      $'000       58      57,434    (25,214)        (215)           -    (37,152)       (5,089)
                                            -------- -----------  ----------  ----------- -----------  ----------  ------------
                                            -------- -----------  ----------  ----------- -----------  ----------  ------------


                                               Shares     Comprehensive
                                             Subject to     Income/
                 Lire Million                Repurchase      (Loss)
                                           --------------  ------------
AT JANUARY 1, 1998                               15,691

Net loss                                              -      (25,019)
Translation adjustment                                -           178
Accretion expense, net of exchange                  253         (253)
movements
Repurchase of shares                           (15,944)             -
Issuance of shares                                    -             -
Less: Shares not vested as at Dec. 31,                -             -
1998
                                             ----------    ------------
AT DEC. 31, 1998                                      -      (25,094)

Net profit                                            -        10,844
Translation adjustment                                -         (415)
Vesting of shares subject to forfeit                  -             -
                                             ----------    ------------
AT JUNE 30, 1999                                      -        10,429
                                             ----------    ------------
                                             ----------    ------------
AT JUNE 30, 1999                                      -         5,823
                                             ----------    ------------
                                             ----------    ------------




            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1999



NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1998 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 1,819 to U.S. $1, the approximate exchange rate at September 30, 1999. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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

NOTE 3  - MERGER OF MOTO GUZZI SUBSIDIARY WITH NORTH ATLANTIC

On August 18, 1998, TRG's subsidiary, Moto Guzzi Corp., and for limited purposes. TRG, entered into a merger agreement to merge with North Atlantic Acquisition Corp. ("North Atlantic"). The merger consummated on March 5, 1999. North Atlantic was organized in August 1995 as a specialized merger and acquisition allocated risk company with the objective of acquiring an operating business and had not engaged in any substantive commercial business. At the effective time of the merger, North Atlantic had approximately $8.9 million (Lit. 16.0 billion) in cash, from which merger expenses of $0.8 million (Lit.
1.4 billion) were subsequently paid, to finance the operations of Moto Guzzi. On completion of the merger, North Atlantic changed its name to Moto Guzzi Corporation and is listed on the over-the-counter market in New York under the ticker "GUZI". TRG owns, through its 84.35% O.A.M. S.p.A. subsidiary, approximately 60.1% of Moto Guzzi Corporation. As a result of the merger, TRG recorded a gain of Lit. 25.8 billion (US$ 14.2 million) in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi Corp. into common stock of North Atlantic. Through December 31, 1998, TRG had accounted for the contingent redemption of such preferred stock and included Lit. 13.1 billion in the balance sheet at December 31, 1998 to reflect such contingent obligation.

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1999

NOTE 4  - LIQUIDITY AND BRIDGE LOANS FROM AFFILIATES

Moto Guzzi has suffered recurring losses from operations and negative cash flows during the last three years. The merger with North Atlantic in March 1999 raised approximately $8 million which is not sufficient to fund its operations and cash flow needs through 1999. Moto Guzzi is also not in compliance with certain covenants related to a Lit. 10,000 million credit facility, which has been classified as a current liability in the consolidated balance sheet. Moto Guzzi is in negotiations with the lender to define revised terms of this loan. There can be no assurance that such negotiations will conclude on terms satisfactory to Moto Guzzi. The foregoing information is incorporated by reference at Item 3 of Part II of this Report.

Moto Guzzi has experienced seasonal cash flow shortages in September through the end of October and has accumulated arrearages to suppliers of approximately Lit. 7,000 million in this period. This amount is in addition to approximately Lit. 5,000 million of supplier payments for which Moto Guzzi habitually has enjoyed extended credit terms beyond due payment dates, but for which no formal arrangements for such extended credit terms exist. Excluding any requirement to repay the Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's minimum financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, is approximately Lit 12,000 million, a substantial part of which is required immediately to prevent component delivery shortages which may result from the supplier arrearages described above. If no financing is received before year end, the shortage of liquidity could have the effect of curtailing operations to such point that Moto Guzzi would no longer be able to operate as a going concern. In early August 1999, certain Moto Guzzi directors and their affiliates advanced approximately $1.25 million (Lit. 2.3 billion) to cover then immediate needs. Such financing was advanced in anticipation of subscription to an issue of preferred stock of up to US$ 5 million (Lit.9.2 billion), approved by the Board of Moto Guzzi on July 30, 1999. Moto Guzzi is actively discussing equity and debt financing options as well as potential business combinations with a number of parties but there can be no assurance that it will be able to raise finance on satisfactory terms, or at all. Any equity financing or business combination would likely result in the Company owning less than 50% of Moto Guzzi.

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

TRIDENT ROWAN GROUP, INC.
Notes to the Consolidated Condensed Financial Statements
September 30, 1999

NOTE 5  - INDUSTRY SEGMENT ANALYSIS

                                                                        MANAGEMENT
THREE MONTHS ENDED SEPTEMBER 30, 1999            MOTOR-       STEEL     & CORPORATE
LIRE M.                                          CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL

Net sales.....................................      21,545       5,232          403            (38)      27,142
Cost of sales.................................     (19,071)     (4,247)        (224)             -      (23,542)
                                               -----------  ----------   ----------     ----------  -----------
                                                     2,474         985          179            (38)       3,600
Selling, general and administrative expenses..      (4,469)       (585)        (959)            33       (5,980)
Research and development......................        (572)          -            -              -         (572)
Impairment expense............................           -           -         (500)             -         (500)
                                               -----------  ----------   ----------     ----------  -----------
Operating profit/(loss).......................      (2,567)        400       (1,280)            (5)      (3,452)
                                               -----------  ----------   ----------     ----------  -----------
                                               -----------  ----------   ----------     ----------  -----------
                                                                        MANAGEMENT
THREE MONTHS ENDED SEPTEMBER 30, 1998            MOTOR-       STEEL     & CORPORATE
LIRE M.                                          CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL

Net sales.....................................      19,633       5,420          900            (97)      25,856
Cost of sales.................................     (16,936)     (4,576)        (694)             -      (22,206)
                                               -----------  ----------   ----------     ----------  -----------
                                                     2,697         844          206            (97)       3,650
Selling, general and administrative expenses..      (4,045)       (503)      (1,792)            92       (6,248)
Research and development......................        (852)          -            -              -         (852)
Reorganization expense........................      (1,852)          -            -              -       (1,852)
                                               -----------  ----------   ----------     ----------  -----------
Operating profit/(loss).......................      (4,052)        341       (1,586)            (5)      (5,302)
                                               -----------  ----------   ----------     ----------  -----------
                                               -----------  ----------   ----------     ----------  -----------

                                                                        MANAGEMENT
NINE MONTHS ENDED SEPTEMBER 30, 1999             MOTOR-       STEEL     & CORPORATE
LIRE M.                                          CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL

Net sales                                           62,923      17,085        1,198            (38)      81,168
Cost of sales.................................     (57,517)    (14,224)        (643)             -      (72,384)
                                               -----------  ----------   ----------     ----------  -----------
                                                     5,406       2,861          555            (38)       8,784

Selling, general and administrative expenses..     (13,923)     (1,996)      (3,414)            23      (19,310)
Research and development......................      (2,123)          -            -              -       (2,123)
Impairment expense............................           -           -         (500)                       (500)
                                               -----------  ----------   ----------     ----------  -----------
Operating profit/(loss).......................     (10,640)        865       (3,914)           (15)     (13,149)
                                               -----------  ----------   ----------     ----------  -----------
                                               -----------  ----------   ----------     ----------  -----------
                                                                        MANAGEMENT
NINE MONTHS ENDED SEPTEMBER 30, 1998             MOTOR-       STEEL     & CORPORATE
LIRE M.                                          CYCLES       TUBES       SERVICES    ELIMINATIONS     TOTAL
Net sales.....................................      67,622      17,845        2,919           (211)      88,175
Cost of sales.................................     (55,691)    (15,272)      (1,820)             -      (72,783)
                                               -----------  ----------   ----------     ----------  -----------
                                                    11,931       2,573        1,099           (211)      15,392

Selling, general and administrative expenses..     (11,906)     (1,822)      (5,232)           201      (18,759)
Research and development......................      (3,078)          -            -              -       (3,078)
Reorganization expense........................      (1,852)          -            -              -       (1,852)
                                               -----------  ----------   ----------     ----------  -----------
Operating profit/(loss).......................      (4,905)        751       (4,133)           (10)      (8,297)
                                               -----------  ----------   ----------     ----------  -----------
                                               -----------  ----------   ----------     ----------  -----------


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

The Company continues to seek to realize its non-strategic assets and to contain corporate costs. In February 1999, the Company realized a Lit. 6.1 billion tax receivable and, in July 1999, the Company sold its concession rights over parking spaces in Genoa, Italy, for Lit. 1.6 billion. The Company's steel tube business, L.I.T.A. has continued to expand export sales to offset falling demand from the domestic (Italian) automobile sector and in the first nine months of 1999 has recorded increases in margins and operating profits, despite the difficulties in its home market. The effects of containing corporate overheads have resulted in a decrease in such expenses of 34.7% in the first nine months of 1999 compared to the corresponding period in 1998.


RESULTS OF OPERATIONS - 3 MONTHS ENDED
SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

OPERATING PROFIT/(LOSS)

Analysis of net sales, cost of sales and operating expenses by industry segment is given in Note 5 to the condensed financial statements at September 30, 1999.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations



         MOTORCYCLE SEGMENT - MOTO GUZZI
                                                                          THREE MONTHS ENDED SEPT. 30,
                                                                          ----------------------------
                                                                         1999                   1998
                                                                        LIRE M.               LIRE M.
Net sales ...................................................       21,545    100.0%      19,633    100.0%
Cost of sales................................................      (19,071)  (88.5%)     (16,936)  (86.3%)
                                                                ----------            ----------
                                                                     2,474     11.5%       2,697     13.7%

Selling, general and administrative expenses ................       (4,469)  (20.7%)      (4,045)  (20.6%)
Research & product development...............................         (572)   (2.7%)        (852)   (4.3%)
Reorganization expense.......................................            -         -      (1,852)   (9.4%)
                                                                ----------            ----------
Operating loss...............................................       (2,567)  (11.9%)      (4,052)  (20.6%)
                                                                ----------            ----------
                                                                ----------            ----------

Net sales increased by Lit.1.9 billion or 9.7% from Lit. 19.6 billion to Lit.
21.5 billion while sales units increased 13.5% from 1,302 in 1998 to 1,608 in 1999. The average unit sales price fell in 1999 compared to 1998 as a result of a change in the sales mix. In 1999, the Company's Jackal and Nevada models represented a significant component of third quarter 1999 sales, along with the V-11 Sport, which shipped from September. The Jackal is a stripped down cruiser motorcycle with a lower price point and the Nevada is Moto Guzzi's 750cc "entry level" model. In 1998, the Company sold a larger number of its more expensive Centauro and fully-equipped California models.

Gross margins decreased from Lit. 2.7 billion or 13.7% in the second quarter of 1998 to Lit. 2.5 billion or 11.5% in the third quarter of 1999. The decrease is principally due to the sales mix; the Jackal and Nevada models generate lower margins than the Centauro and California models which were large components in the 1998 product mix.

Selling, general and administrative expenses increased by 10.4% to Lit. 4.5 billion in 1999 compared to Lit. 4.0 billion in 1998. The principal factor for the increase was expenses at Moto America which increased by Lit. 316 million or 63% reflecting a new management team installed in April 1999 and expenses related to building and motivating the sales network.

In 1998, the company recorded reorganization expenses of Lit. 1,852 million in the third quarter to reflect charges related to an aborted move to a new plant and for changes in the product plan made pursuant to the termination of this move.

         STEEL TUBING SEGMENT - L.I.T.A.

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                         1999                   1998
                                                                         LIRE M.               LIRE M.

Net sales ...................................................              5,232    100.0%       5,420    100.0%
Cost of sales................................................             (4,247)   (81.2%)     (4,576)   (84.4%)
                                                                       ----------            ----------
                                                                             985     18.8%         844     15.6%
Selling, general and administrative expenses ................               (585)  (11.2%)        (503)    (9.3%)
                                                                       ----------            ----------
Operating profit.............................................                400      7.6%         341      6.3%
                                                                       ----------            ----------
                                                                       ----------            ----------

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


Net sales decreased by 3.5% reflecting decrease of 1.3%. Export sales volumes were substantially unchanged and volumes decreased 2.2% in the domestic (Italian) automobile market, representing an improvement in this market compared to the first 6 months of 1999. Margins increased as a result of price increases.

         MANAGEMENT AND CORPORATE SERVICES

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                           1999                1998
                                                                         LIRE M.              LIRE M.
Net sales ..................................................                 403    100.0%         900    100.0%
Cost of sales................................................               (224)   (55.6%)       (694)   (77.1%)
                                                                       ----------            ----------
                                                                             179     44.4%         206     22.9%
Selling, general and administrative expenses ................               (959)  (238.0%)     (1,792)  (199.1%)
Impairment expense ..........................................               (500)  (124.1%)          -        -
                                                                       ----------            ----------
Operating profit/(loss)......................................             (1,280)  (317.6%)      (1,636) (176.2%)
                                                                       ----------            ----------
                                                                       ----------            ----------

Corporate costs and overheads decreased by 46.5% in the 3 months ended September 30, 1999 compared to the same period in 1998 as a result of the Company's focus on cost reduction. The Company recorded impairment expense of Lit. 500 million in respect of an option granted for purchase of its Sardinia property for Lit. 3,000 million compared to the carrying value of this property of Lit. 3,500 million.

INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME STATEMENT ITEMS

Income statement items below operating profit level are compared below on a consolidated basis and not by industry segment as their incurrence and allocation between segments is, in large part, determined by structural decisions independent of stand-alone operating needs and performance.

         INTEREST  INCOME AND EXPENSE

Interest expense decreased by Lit. 0.2 billion from Lit. 1.2 billion to Lit. 1.0 billion in the three months ended September 30, 1999 compared to the corresponding 1998 period principally due to lower interest rates in 1999 compared to 1998. The decrease in interest income in the 1999 compared to 1998 principally results from decreased liquidity. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15.9 billion, to satisfy its repurchase obligations.

         OTHER INCOME/(EXPENSE), NET

Other income/(expense) in the three months ended September 30, 1999 and 1998 is principally comprised of exchange gains/(losses).

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

     AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

In the three months ended September 30, 1998, a non-cash credit of Lit. 347 million had been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. The credit resulted from exchange differences exceeding the amortization amount: the contingent redemption obligation was denominated in U.S. dollars. The issued and outstanding shares of Moto Guzzi Corp. preferred stock were converted into shares of common stock of North Atlantic upon consummation of the merger with North Atlantic (see Note 3 to Interim Financial Statements), and the contingent obligation was accordingly eliminated .


RESULTS OF OPERATIONS - 9 MONTHS ENDED
SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

OPERATING PROFIT/(LOSS)

Analysis of net sales, cost of sales and operating expenses by industry segment is given in Note 5 to the condensed financial statements at September 30, 1999.

         MOTORCYCLE SEGMENT - MOTO GUZZI

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                         1999                   1998
                                                                         LIRE M.               LIRE M.
Net sales ...................................................             62,923    100.0%      67,622    100.0%
Cost of sales................................................            (57,517)   (91.4%)    (55,691)   (82.4%)
                                                                       ----------            ----------
                                                                           5,406      8.6%      11,931     17.6%
Selling, general and administrative expenses ................            (13,923)   (22.1%)    (11,906)   (17.6%)
Research & product development...............................             (2,123)    (3.4%)     (3,078)    (4.6%)
Reorganization expense.......................................                  -         -      (1,852)    (2.7%)
                                                                       ----------            ----------
Operating loss...............................................            (10,640)   (16.9%)     (4,905)    (7.3%)
                                                                       ----------            ----------
                                                                       ----------            ----------


Net sales for the nine month period ending September 30, 1999 decreased by Lit.
4.7 billion or 6.9% from Lit. 67.6 billion in the corresponding 1998 period to Lit. 62.9 billion due to changes in the sales mix, as described above and recognition in the first half of 1998 of Lit. 3.8 billion of net sales resulting from an unusual public administration order. Sales and production through April 1999 were also significantly affected by a disruption in the supply of components due to liquidity difficulties. Sales units increased 0.8% from 4,611 units in 1998 to 4,649 units in 1999. Excluding the exceptional 1998 public administration order, sales units would have increased 8.1% in 1999 compared to 1998 and the decrease in net sales would have been 1.3%.

Gross margins decreased from Lit.11.9 billion or 17.6% in the first nine months of 1998 to Lit. 5.4 billion or 8.6% in the first nine months of 1999. The decrease is principally due to the altered product mix, the exceptional public administration order in the first quarter of 1998 and the significantly decreased production levels in the first part of 1999 resulting from the disruption in the supply of components. The

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

consequence of lower production levels through April 1999 is that fixed production costs were absorbed over lower production volumes, reducing gross margin.

Selling, general and administrative expenses increased by 16.9% to Lit. 13.9 billion in 1999 compared to Lit. 11.9 billion in 1998. Expenses at Moto America increased by Lit. 0.7 billion or 45.6% due to the installation of the new management team in the second quarter and expenses related to a more aggressive approach in advertising products and motivating sales. Italy and corporate costs increased Lit 1.2 billion or 12.4% reflecting expenses in connection with the launch of the California Jackal and costs connected with being a public company.

As described above, Moto Guzzi recorded reorganization expense of Lit.1,852 million in 1998 which charge does not appear in 1999.

         STEEL TUBING SEGMENT - L.I.T.A.

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                          1999                  1998
                                                                         LIRE M.               LIRE M.
Net sales ...................................................            17,085    100.0%      17,845    100.0%
Cost of sales................................................           (14,224)   (83.3%)    (15,272)   (85.6%)
                                                                      ----------            ----------
                                                                          2,861     16.7%       2,573     14.4%
Selling, general and administrative expenses ................            (1,996)   (11.7%)     (1,822)   (10.2%)
                                                                      ----------            ----------
Operating profit.............................................               865      5.1%         751      4.2%
                                                                      ----------            ----------
                                                                      ----------            ----------

Net sales decreased by 4.3% reflecting difficult market conditions in the domestic (Italian) automobile market in the first six months of 1999, offset by increased export sales. Domestic volumes decreased by 11.3% in 1999 to 7,459 tons while export volumes increased 25% to 4,105 tons, representing 36% of total volumes. Margin increases principally reflect increased prices from the third quarter.

         MANAGEMENT AND CORPORATE SERVICES

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                         1999                  1998
                                                                        LIRE M.               LIRE M.
Net sales ...................................................             1,198    100.0%       2,919    100.0%
Cost of sales................................................              (643)   (53.7%)     (1,820)   (62.4%)
                                                                      ----------            ----------
                                                                            555     46.3%       1,099     37.6%
Selling, general and administrative expenses ................            (3,414)  (285.0%)     (5,232)  (179.2%)
Impairment expense ..........................................              (500)   (41.7%)          -         -
                                                                      ----------            ----------
Operating profit/(loss)......................................            (3,359)  (280.4%)     (4,133)  (126.2%)
                                                                      ----------            ----------
                                                                      ----------            ----------


TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations


Revenues had benefitted in the 1998 due to a management engagement in connection with the acquisition of an Italian company by a Swiss acquiror. Corporate costs and overheads decreased by 34.7% in the 9 months ended September 30, 1999 compared to the same period in 1998 as a result of the Company's focus on cost reduction in connection. As noted above, the Company recorded impairment expense of Lit. 500 million in the third quarter of 1999 respect of an option granted for purchase of its Sardinia property for Lit. 3,000 million compared to the carrying value of Lit. 3,500 million.

INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME STATEMENT ITEMS

Income statement items below operating profit level are compared below on a consolidated basis and not by industry segment as their incurrence and allocation between segments is, in large part, determined by structural decisions independent of stand-alone operating needs and performance.

                  INTEREST  INCOME AND EXPENSE

Interest expense increased by Lit. 0.1 billion from Lit. 3.5 billion to Lit. 3.6 billion in the nine months ended September 30, 1999 compared to the corresponding 1998 period. This was principally due to decreased indebtedness in the first quarter of 1998 before the Company drew down a Lit. 10 billion long term credit line which offset the benefits of lower interest rates in 1999 compared to 1998. The decrease in interest income in the 1999 compared to 1998 principally results from decreased liquidity. At the end of June 1998, the Company utilized fixed interest securities it held to collateralize share repurchase commitments and other cash, aggregating Lit. 15.9 billion, to satisfy its repurchase obligations.

                  GAIN ON MERGER OF SUBSIDIARY

As a result of the merger of Moto Guzzi into North Atlantic as described in Note 3 to the Interim Financial Statements, TRG recorded a gain of Lit. 25.8 billion (US$ 14.2 million) in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi Corp. into common stock of North Atlantic. Through December 31, 1998, TRG had accounted for the contingent redemption of such preferred stock and included Lit. 13.1 billion in the balance sheet at December 31, 1998 to reflect such contingent obligation.

                  OTHER INCOME, NET

Other income in the nine months ended September 30, 1999 and 1998 is principally comprised of exchange gains.

     AMORTIZATION OF PREMIUM FOR REDEMPTION OF PREFERRED STOCK OF SUBSIDIARY

In the nine months ended September 30, 1998, a non-cash expense of Lit. 911 million had been recorded as amortization of preferred stock redemption premium relating to the Moto Guzzi Corp. preferred stock issued at the end of 1996 and in early 1997. A significant element of the charge resulted from exchange differences as the contingent redemption obligation was denominated in U.S. dollars. The issued and outstanding shares of Moto Guzzi Corp. preferred stock were converted into shares of common stock of North Atlantic upon consummation of the merger, and the contingent obligation was accordingly eliminated .

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

                  OPERATIONS AND WORKING CAPITAL

The principal components which determine net cash used by operations of Lit. 5.9 billion compared to net profit of Lit. 10.8 billion are as follows:


          Net profit .......................................             10.8
          Gain on merger of subsidiary .....................            (25.8)
          Minority interests ...............................             (1.6)
          Depreciation .....................................              3.6
          Other ............................................              1.2
                                                                       ------
                                                                        (11.8)
          Receipt of tax receivable ........................      6.1
          Trade and related party receivables ..............     (1.2)
          Inventories ......................................     (0.2)
          Accounts payable .................................      1.0
          Other balances ...................................     (0.2)
                                                                ------
          Total working capital changes ....................              5.9
                                                                       ------
                                                                         (5.9)
                                                                       ------
                                                                       ------

The gain on merger of subsidiary relates to the merger of Moto Guzzi Corp. and North Atlantic as described above and in Note 3 to the Interim Financial Statements.

The Company received Lit. 6.1 billion in February 1999 in respect of a tax receivable acquired in 1995 for Lit. 5.0 billion. The difference reflects interest, accrued at legal rates, since the receivable was acquired.

The increase in accounts payable principally reflects payments to Moto Guzzi's suppliers made from the proceeds of the merger, as well as payment of merger expenses, offset by higher levels of payables in the third quarter due to non payment of suppliers consequent to seasonal liquidity shortages, as described further below.

                  INVESTING ACTIVITY

Expenditure on plant and equipment principally relates to Moto Guzzi. Expenditure is primarily in respect of the California Jackal model, introduced in April 1999, and the V-11 Sport model, to be introduced in September 1999.

Sale of subsidiaries, net of cash disposed reflects the sale of Patorino Strade S.r.l. which company owned concession rights over parking spaces in Genova, Italy. Disposal proceeds were Lit. 1,621 million and cash disposed of was Lit. 15 million.

TRIDENT ROWAN GROUP, INC.
Management's Discussion and Analysis of Financial Conditions and Results of Operations

                  FINANCING ACTIVITIES

The decrease in advances from banks of approximately Lit. 2.0 billion is principally due to reduced financing of accounts receivable at Moto Guzzi. The Lit. 16.0 billion of cash acquired in the merger reflects the approximately $8.9 million of cash in North Atlantic at the date of merger, of which approximately Lit. 1.4 billion was applied to pay North Atlantic's merger expenses. Principal repayments of loans from related parties refer to Lit. 3.0 billion and Lit. 1,082 million (US$ 600,000) repayments of bridge loans that had been made in anticipation of the closing of the North Atlantic merger. See Note 4 to the interim financial statements. Advances for subscription for subsidiary stock relates to advances made by certain directors of Moto Guzzi in August 1999 - See
Note 4.

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

Moto Guzzi has experienced seasonal cash flow shortages in September through the end of October and has accumulated arrearages to suppliers of approximately Lit. 7,000 million in this period. This amount is in addition to approximately Lit. 5,000 million of supplier payments for which Moto Guzzi habitually has enjoyed extended credit terms beyond due payment dates, but for which no formal arrangements for such extended credit terms exist. Excluding any requirement to repay the Lit. 10,000 million loan facility on demand, management estimates that Moto Guzzi's minimum financing requirements through the end of the first quarter of 2000, if it is to continue to make minimum necessary investments, is approximately Lit 12,000 million, a substantial part of which is required immediately to prevent component delivery shortages which may result from the supplier arrearages described above. If no financing is received before year end, the shortage of liquidity could have the effect of curtailing operations to such point that the Company would no longer be able to operate as a going concern. In early August 1999, certain Moto Guzzi directors and their affiliates advanced approximately $1.25 million (Lit. 2.3 billion) to cover immediate needs. Such financing was advanced in anticipation of subscription to an issue of preferred stock of up to US$ 5 million (Lit.9.2 billion), approved by the Board of Moto Guzzi on July 30, 1999. Moto Guzzi is actively discussing equity and debt financing options as well as potential business combinations with a number of parties but there can be no assurance that it will be able to raise finance on satisfactory terms, or at all. Any equity financing or business combination would likely result in the Company owning less than 50% of Moto Guzzi.

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

The Company expects that, over the next four years, significant further capital will be required to complete the planned overhaul. While anticipated increases in sales during the period, if realized, would provide a significant portion of the needed capital, anticipated internally generated cash and currently available bank financing, in the aggregate, will not be sufficient to enable Moto Guzzi to increase production and sales rapidly enough to generate the remaining needed capital. Moreover, in the four years ended December 31, 1998, and in the nine months to September 30, 1999, Moto Guzzi has not generated cash from operations.

The Company is seeking to realize liquidity from certain non-strategic assets in order to meet its commitments unrelated to Moto Guzzi. At the date of these financial statements, the Company has sufficient liquidity to meet such other commitments through available cash and expected further realizations, except for full and timely repayment of the $1.4 m outstanding balance of a U.S. $2 million bridge loan provided by Tamarix Investors LDC in October 1998 which became due in accordance with its terms on March 5, 1999. In May 1999, the Company repaid a Lit. 3.0 billion bridge loan provided by Dr. G. Bulgari, a former affiliate of Tamarix, and negotiated extensions of the US$ 2 million Tamarix bridge loan until November 30, 1999 against two partial repayments, totalling US$ 0.6 million, of the loan.

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

PRODUCTION EQUIPMENT

Moto Guzzi believes it has identified all of the items of production machinery and related equipment which are critical to uninterrupted operations, and, in December, 1998 began to conduct a comprehensive inventory of all such items which incorporate electronic devices, or which process dates in their ordinary operation, to determine whether such operations will be affected by the Year 2000 problem. Moto Guzzi has completed analysis of production plant and effected upgrades to approximately 90% of plant requiring intervention. Moto Guzzi expects to complete upgrades of remaining plant before year end.

CUSTOMER OR SUPPLIER COMPLIANCE

The Company does not engage in material electronic data interchange with any of its customers or component suppliers. An electronic interface is maintained with one of Moto Guzzi's financial institutions. The Company's motorcycle dealers are not believed to be heavily dependent upon computer systems other than in connection with their accounting systems.

Moto Guzzi has not yet completed polling its suppliers and customers to determine their own state of Year 2000 compliance, a process which is being completed in November 1999, and will at that time evaluate the level of exposure Moto Guzzi faces should it be determined that Year 2000 compliance has not been achieved, and does not seem to be timely capable of achievement.

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

POTENTIAL EFFECTS OF THE PROPOSED EUROPEAN COMMON CURRENCY ON THE COMPANY'S BUSINESS

The Company's businesses are substantially located and operate in Italy. On January 1, 1999, Italy was admitted as one of 11 European countries in a new European common currency, the Euro.

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


                                   TRIDENT ROWAN GROUP, INC.


Dated:   November 23, 1999         By: /s/ Mark S. Hauser
                                      ----------------------------------------
                                         Mark S. Hauser
                                         President and Chief Executive Officer


Dated:   November 23, 1999         By: /s/ Emanuel Arbib
                                      ----------------------------------------
                                         Emanuel Arbib
                                         Chief Financial Officer