Form 10-K
period 1999-12-31
TRIDENT ROWAN GROUP INC
filed 2001-08-10
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         |X| Annual Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                         Commission File Number: 0-2642

                            TRIDENT ROWAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Maryland                                             52-0466460
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                                 299 Park Avenue
                                   16th Floor
                            New York, New York 10171
               (Address of principal executive offices) (Zip code)
                                 (212) 644- 4441

               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

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

Yes               No  X
   ----             ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. _____

As of August 7, 2001 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,278,176.

As of August 7, 2001, there were 4,119,900 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                            TRIDENT ROWAN GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I    ..................................................................  1

ITEM 1.   BUSINESS..........................................................  19

ITEM 2.   PROPERTIES........................................................  31

ITEM 3.   LEGAL PROCEEDINGS.................................................  32

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  34

PART II   ..................................................................

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS...........................................................  36

ITEM 6.   SELECTED FINANCIAL DATA...........................................  37

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.............................................  39

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  50

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..............................................  85

PART III  ..................................................................

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  85

ITEM 11.  EXECUTIVE COMPENSATION............................................  89

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  95

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  96

PART IV   ..................................................................

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K... 100

PART I


NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because they include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. The forward-looking statements included herein are made only as of the date of this report, and the Company undertakes no obligation to update publicly such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.  BUSINESS


HISTORY OF THE COMPANY

Overview

The Company's Business as of December 31, 1999

As of December 31, 1999, the Company, through intermediate subsidiaries, was the owner of (i) Moto Guzzi Corporation ("Moto Guzzi") an Italian manufacturer of luxury and high-performance motorcycles, and its four operating subsidiaries, Moto Guzzi S.p.A., Moto Guzzi North America Inc, Moto Guzzi France Sarl, and MGI GmbH, (ii) L.I.T.A., S.p.A. ("LITA"), an Italian manufacturer of welded steel tubes used principally in the automobile and furniture industries, and (iii) Temporary Integrated Management, S.p.A. ("TIM"), an Italian temporary management services company, which provided services to troubled businesses located primarily in Italy. Each of Moto Guzzi and LITA represented an industry segment of the Company, while the operations of TIM were not material to the Company. The Company was incorporated in Maryland in 1917.

Current status of the Company

o As of August 10, 2001, the date of this report, the Company has disposed of all of its operating subsidiaries and real property, and its principal assets are represented by the cash proceeds of such disposals, receivables and rights to escrow accounts deriving from the disposals and tax and other receivables. The major part of cash and other assets of the Company are held by its majority owned subsidiary, Centerpoint Corporation (OTC/BB:CPTX) ("Centerpoint").

o The Company is currently examining opportunities to acquire or merge with another operating business or businesses. Such acquisition or merger may be made through Centerpoint. In June 2001, with the consent of the Company, Centerpoint engaged the investment banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives.

o Alternatively, if Centerpoint is unable to find a suitable business to acquire or merge with acceptable to the Company, it is anticipated that the Company will require Centerpoint to present a liquidation proposal to its stockholders. As a holder of a majority of the shares of Centerpoint, the Company has the ability to approve or reject a liquidation proposal without the vote of any other stockholder. If Centerpoint is liquidated and liquidating proceeds are paid to its stockholders, then it is anticipated that the Company will either itself seek a suitable business to acquire or merge with or present a liquidation proposal to its stockholders. Any liquidation of the Company is complicated by the complexity of the Company's corporate structure, the continuing effects of past acquisitions, dispositions and restructurings, and related tax effects. For instance, one of the escrow accounts relating to the sale of the Moto Guzzi operations must be maintained until 2007.

o As the Company no longer has any operating subsidiaries, if the Company (through Centerpoint or otherwise) is unable to find a suitable business to acquire or merge with, and Centerpoint and the Company fail to initiate the liquidation process within twelve months of the closing of the Moto Guzzi sale, then the Company and Centerpoint may become required to register as investment companies under the Investment Company Act of 1940.

Disposal of the Company's motorcycle operations

o In September 2000, the Company's majority owned subsidiary, Centerpoint - then Moto Guzzi Corporation -closed on the sale of its Moto Guzzi motorcycle operations to Aprilia S.p.A. ("Aprilia"), pursuant to an April 14, 2000 share purchase agreement. Moto Guzzi received Lit. 60,293 million in cash from the sale after deduction of Lit. 11,401 million paid to Banca di Intermediazione Mobiliare IMI SpA ("IMI"), Moto Guzzi's investment advisor, and the placement of Lit. 7,000 million and Lit. 2,375 million, respectively, in escrow to secure certain warranties given by Moto Guzzi in the sale agreement.

o The motorcycle operations represented the principal industry segment of the Company and have been accounted for as discontinued operations in the financial statements at December 31, 1999.

o    In order to finance  Moto Guzzi  operations  through  the date of sale,  in
     December 1999 the Company raised US$ 6 million through issuance of convertible debentures due in December 2001 and in February 2000,
     Centerpoint (then Moto Guzzi) raised US$ 6 million from third parties through the issuance of Series B preferred stock. The Company and its majority owned subsidiary, OAM S.p.A. ("OAM"), and two Centerpoint directors were included in the subscribers for the Series B preferred stock, which was redeemed in full by Centerpoint in September 2000.

o The net proceeds from the sale of the Moto Guzzi motorcycle operations have been invested by Centerpoint in short-term interest bearing securities pending decisions by its Board of Directors, the Company, or Centerpoint's stockholders as appropriate, as to Centerpoint's future plans.

o The Company and Centerpoint are in dispute with IMI, the investment bankers for the sale of the Moto Guzzi operations, regarding IMI's fees in connection with the sale. IMI caused a fee to be deducted from the sale proceeds payable to Centerpoint that the Company and Centerpoint consider to be excessive and inconsistent with the provisions and intentions of the engagement agreement.

     Centerpoint is seeking to settle this dispute with IMI and is preparing to litigate to seek satisfaction if no acceptable settlement can be obtained otherwise.

Disposal of the Company's steel tube operations

o In July 2000, the Company sold its 100% interest in LITA to Fintrebi S.r.l. and Mittel Generale Investimenti S.p.A., companies unaffiliated with the Company, for a total consideration of Lit. 1,800 million. Immediately prior to the sale, with the agreement of the purchasers, LITA paid a dividend to the Company of Lit. 670 million. The Company received Lit. 800 million in cash and a further Lit. 1,000 million is receivable in July 2001. In connection with the sale, the Company issued a Lit. 1,000 million bank guarantee to the purchasers to secure certain warranties given as part of the sale agreement.

o The steel tube operations of LITA represented an industry segment of the Company and have been accounted for as discontinued operations in the financial statements at December 31, 1999.

Disposal of other businesses and assets

o Effective as of January 1, 2000, the Company disposed of TIM, its temporary management business, selling this business to its management in exchange for 80,000 of the Company's shares with a fair value at such date of approximately Lit. 320 million.

o In July 1999, the Company disposed of its interest in concession rights over parking spaces in Genoa for Lit. 1,600 million.

o In December 1999, the Company completed its real estate disposal program with the sale of land in Sardinia for Lit. 3,000 million.

Purchase of minority interest in OAM subsidiary

o In July 2000, the Company agreed to purchase the minority interests in OAM held by Daimler Chrysler Corporation for US$ 2,500,000. The purchase was completed in March 2001.

Centerpoint Loan; Early payment of the Company's 5% Convertible Debentures due in December 2001

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein Centerpoint agreed to lend the Company US$ 4,200,000. On June 13, 2001 Centerpoint loaned the Company US$ 4,200,000 and on June 15, 2001 the Company paid the holders of US$ 6,000,000 of the Debentures US$ 4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures, representing a 31.5% discount from their face value. US$ 250,000 of the Debentures remains outstanding.

Settlement of Wilson Litigation

In December 2000, the Company and Gould, the co-defendant in the Wilson Litigation executed a settlement agreement and release with the plaintiff under which each of the Company and Gould paid US $1,025,000 to settle the claims with the plaintiff. On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US $1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration

On June 2001 Aprilia's legal counsel sent a letter to Centerpoint which alleged that it had various claims under the Share Purchase Agreement aggregating approximately Lit. 9,600 million.

On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

On July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Lit. 7,611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Lit. 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims.

Pursuant to the Share Purchase Agreement and Escrow Agreement, which provides that disputes among the parties be arbitrated, Centerpoint has prepared a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI and requesting restitution of the funds paid to Aprilia, which Centerpoint is in the process of filing with the International Chamber of Commerce. Centerpoint has advised the Company that it expects a decision by the ICC with respect to the request will be rendered approximately twelve to eighteen months after the filing of the request.

Subsequent Events

Centerpoint's (then Moto Guzzi) Agreement with the Company and OAM to present a liquidation proposal to its stockholders following the Closing of the sale of its operations to Aprilia

The Share Purchase Agreement providing for the sale of Centerpoint's operating subsidiaries to Aprilia (described below) contained a condition that OAM (the holder of approximately 58% of the issued and outstanding shares of Centerpoint's Class A common stock, and a subsidiary of the Company) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, Centerpoint agreed with OAM and the Company by letter dated April 14, 2000 (the "April 14th letter") that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that Centerpoint would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of Centerpoint's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by the Company and OAM to July 15, 2001.

Under Delaware Law, any liquidation of Centerpoint will require the approval of the holders of a majority of Centerpoint's Class A common stock, and compliance by Centerpoint with applicable Securities and Exchange Commission regulations concerning any proposed liquidation. However, because OAM owns 58% of Centerpoint's Class A common stock, it can approve a liquidation even if no other Centerpoint stockholders vote in favor of it. Conversely, a liquidation will not be approved unless OAM votes in favor of it. Although OAM and the
Company originally insisted that Centerpoint agree to submit a liquidation proposal to its stockholders, OAM is not committed to vote its shares of Class A common stock for a liquidation proposal. Unless the Company and OAM amend the April 14th letter to eliminate the requirement that Centerpoint submit a liquidation proposal to its stockholders, or otherwise terminate the letter, Centerpoint will be required to submit a liquidation proposal to its stockholders.

Centerpoint's consideration of a potential acquisition of or merger with an operating company

Following the sale of the Moto Guzzi operations, Centerpoint invested the proceeds of the sale in short-term fixed interest Euro denominated securities. Since the closing of the sale, with the knowledge and consent of the Company, Centerpoint has sought to find a suitable operating company to acquire or merge with using the proceeds from the sale. Centerpoint has advised the Company that if it finds a suitable acquisition or merger candidate then it will probably propose the acquisition of, or merger with, such entity as an alternative to liquidation. Any such acquisition or merger would require that the Company and OAM terminate or further amend the April 14th letter (which is within the Company's and OAM's sole discretion), and would need to be made in accordance with the requirements of Delaware law and applicable SEC regulations. Whether Centerpoint will be required under Delaware law to obtain approval of its stockholders in connection with any proposed acquisition or merger will depend upon the structure of the proposed transaction.

In June 2001, with the consent of the Company, Centerpoint engaged the investment banking firm of Investec Ernst & Co. ("Investec") to assist Centerpoint in its evaluation of strategic alternatives, including potential acquisitions and investments. While Centerpoint has, as of the date of this report, identified several acquisition/merger candidates, it has not entered into a binding agreement or letter of intent with respect to any such transaction, and has not presented any such transaction to the Company and OAM. The Company anticipates that within six months of the date of the filing of this report (i) Centerpoint will propose one or more potential acquisition/merger transactions with one or more operating companies, one of which will be acceptable to the Company and OAM, in which event the Company and OAM will amend, or otherwise terminate, the April 14th letter in order to permit the transaction, or (ii) the Company and OAM will require Centerpoint to proceed with a liquidation proposal in accordance with Delaware law, and the rules and regulations of the SEC. As Delaware law requires stockholder approval for a liquidation of a company, any liquidation of Centerpoint will require stockholder approval. In accordance with SEC rules and regulations, Centerpoint will be required to hold a special meeting of stockholders, distribute required proxy materials to its stockholders and otherwise comply with such rules and regulations.

Limitations on OAM's and the Company's ability to distribute any liquidation proceeds or dividend received from Centerpoint;Centerpoint right of offset

If Centerpoint proceeds with a liquidation proposal that is approved by its stockholders, it is expected that Centerpoint will pay off all of its remaining obligations and pay an initial liquidating dividend to its stockholders within 90 days of such approval. Escrow amounts being held in connection with the sale of the Moto Guzzi operations would be distributed to Centerpoint's stockholders if and when available. The Company and OAM, as stockholders of Centerpoint, are each entitled to receive their pro-rata share of any liquidating dividends paid by Centerpoint. Pursuant to the terms of the Centerpoint Loan Agreement described below, however, Centerpoint will be able to offset any dividends due to OAM and the Company against amounts payable under the Centerpoint Loan Agreement, and the Company anticipates that Centerpoint will exercise this right in connection with the payment of any liquidating dividends. Should Centerpoint liquidate and pay liquidating dividends, the Company anticipates that funds remaining in the Company will not be sufficient to enable it to proceed with a merger or acquisition of an operating company, leaving liquidation as the Company's most likely course of action. However, due to its ownership structure and tax complications relating to prior transactions and restructurings, the Company anticipates that OAM and Trident Rowan Servizi S.p.A., an intermediate holding company between the Company and OAM, would not be able to proceed with liquidations or pay liquidating dividends for a period currently envisaged as at least two years.

Centerpoint Loan; Early payment of the Company's 5% Convertible Debentures due in December 2001

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into a loan agreement (the "Centerpoint Loan Agreement") wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company $4,200,000 (the "Centerpoint Loan"). On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of $6,000,000 of the Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. $250,000 of the Debentures remains outstanding. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and is secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM. In connection with the Centerpoint Loan, OAM also entered into a Limited Recourse Guaranty Agreement (the "OAM Guaranty") wherein it guaranteed the Company's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty is limited to the value of the Centerpoint shares pledged by OAM, as that term is used in the OAM pledge agreement.

Investment Company Act Matters

If the Company (through Centerpoint or otherwise) is unable to find a suitable company to acquire or merge with, and Centerpoint fails to initiate liquidation proceedings by September 2001, the Company and Centerpoint are likely to become required to register as investment companies under the Investment Company Act of 1940. Even if Centerpoint does find a company to acquire or merge with, if the Company fails to maintain majority ownership of Centerpoint following such acquisition or merger, the Company may become subject to the registration requirements. There are severe limits on what a company registered under the Investment Company Act can do, including a prohibition against its borrowing and strict limitations upon dealings between the company and significant stockholders. If Centerpoint and the Company were required to register under the Investment Company Act, and following registration Centerpoint determined to acquire or merge with an operating business, Centerpoint and the Company (provided it maintains majority ownership of Centerpoint) could terminate their respective registrations under the Investment Company Act and cease being subject to its restrictions. However, Centerpoint's registration as an investment company could delay or complicate the process of Centerpoint acquiring or merging with an operating business.

Settlement of Wilson Litigation; Judgment

On December 19, 2000, a Settlement Agreement and Release was executed by and between plaintiffs, the Company and I.T.E. Imperial Corporation and Gould Electronics, Inc., the co-defendants in the Wilson Litigation. The Company and Gould each agreed to pay 50% of the $2,050,000 settlement amount, subject to resolution of certain issues between them. The remaining issue, the Company's claim against Gould for indemnification, was litigated on February 16, 2001.

On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company is responsible for paying all settlement funds and ordering the Company to pay Gould $1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. The appeal period for the judgment expired on July 15, 2001, and the judgment became due and payable to Gould on that date.

Given the status of these legal actions, the Company has recorded additional provisions of Lit. 2,970 million and the full amount of the $2,050,000 payable by the Company is accrued at December 31, 1999. Although no judgment has been rendered with respect to the Company's claims against Travelers relating to the Wilson Litigation, and it is possible that the Company may recover significant amounts from Travelers, no amounts have been offset or accouted for as receivables in respect of these claims.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration

Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lit. 9,375 million of the proceeds of the sale were placed into escrow.

By letter dated December 21, 2000, legal counsel for Aprilia filed a claim against Centerpoint under the Share Purchase Agreement alleging (i) that it had failed to receive a resignation and release from Mr. Roth, an executive and director of MGI GmbH, and (ii) that the campaign recall with respect to certain Moto Guzzi motorcycles was more critical than that forecast in the Management Date Financial Statements and August 3, 2000 letter. By letter dated February 5, 2001 Centerpoint's Italian legal counsel responded to the December 21, 2000 letter specifically denying the alleged claims and requesting that the parties meet to negotiate a release of the escrow funds, as provided for in the August 3, 2000 letter.

On June 2001 Aprilia's legal counsel sent a letter to Centerpoint which reiterated the claims in its December 21, 2000 letter and alleged the following:
(i) that the cost of the recall campaign was estimated by Aprilia to be approximately Lit. 4,500 million, which exceeded the Management Date Financial Statement amount with respect to the recall campaign by Lit. 2,676 million, (ii) that technical problems related to various motorcycles were likely to cost Aprilia approximately Lit. 5,308 million, and that such technical problems had not been disclosed to Aprilia in connection with the sale of the Moto Guzzi operations to Aprilia, and that Aprilia was entitled to reimbursement of such costs, (iii) that Aprilia was entitled to reimbursement of Lit. 148.5 million incurred by Aprilia in connection with the termination of Mr. Roth, an executive of MGI GmbH, (iv) that Aprilia was entitled to reimbursement of Lit. 378 million in respect of unjustified credit notes issued by MGI GmbH in favor of dealers and distributors, and (v) that breaches of accounting principles by Moto Guzzi North America entitled it to claims against Centerpoint in the amount of Lit. 1,100 million (collectively with (i), (ii), (iii) and(iv), the "Alleged Claims").

On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Lit. 7,611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Lit. 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims.

Pursuant to the Share Purchase Agreement and Escrow Agreement, which provides that disputes among the parties be arbitrated, Centerpoint has prepared a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI and requesting restitution of the funds paid to Aprilia, which Centerpoint is in the process of filing with the International Chamber of Commerce. Centerpoint has advised the Company that it expects a decision by the ICC with respect to the request will be rendered approximately twelve to eighteen months after the filing of the request.

Closing  by  Moto  Guzzi  (now   Centerpoint)  on  the  Sale  of  its  Operating
Subsidiaries; Dispute with IMI Regarding its Fee

On September 7, 2000, Moto Guzzi closed on the sale of all its operating subsidiaries, Moto Guzzi S.p.A., Moto Guzzi North America Inc, Moto Guzzi France Sarl, and MG Motorcycle GmbH, to Aprilia in accordance with the Share Purchase Agreement dated April 14, 2000 as modified and integrated by the Letter Agreement of August 3, 2000.

Total proceeds from the sale were Lit. 79,500 million. In accordance with the Share Purchase Agreement, Aprilia also paid Moto Guzzi Lit. 2,074 million on behalf of the operating subsidiaries, representing the amount owed to Moto Guzzi by the operating subsidiaries pursuant to loans made by Moto Guzzi to them. In accordance with the Share Purchase Agreement, Lit. 9,375 million of the total proceeds was placed in escrow to cover any claims Aprilia might have in the future in respect of representations and warranties made by Moto Guzzi in the Share Purchase Agreement. Subject to any claims Aprilia may have in respect of Moto Guzzi's representations and warranties (including claims and payments made as of the date of this report as described above), funds from the escrow account will be released to Moto Guzzi in two tranches: up to Lit. 7,000 million is to be released on September 8, 2001; and up to Lit. 2,375 is to be released on September 8, 2007. Aprilia has undertaken to evaluate, on a best efforts basis, an earlier resolution of any future claims it may have to funds in the escrow account.

SIREF S.p.A. and San Paolo Finanziaria S.p.A., each of which is an affiliate of IMI, Moto Guzzi's investment adviser, acted as fiduciary agents for the closing. At the closing, pursuant to an invoice submitted to them by IMI prior to the closing, but without the prior knowledge, consent or approval of Moto Guzzi or the Company, the fiduciary agents paid IMI Lit. 11,401 million, in respect of fees and expenses claimed by IMI to be due it under its engagement letter with the Company and OAM. The fiduciary agents then paid Carnelutti Lit. 505 million and paid the balance of the proceeds of Lit. 60,293 million to Moto Guzzi. Since early July 2000, the Company and Moto Guzzi have disputed IMI's interpretation of the calculation of the fee due it under its engagement letter, following indication by IMI of its basis of calculation. The dispute relates to the respective interpretations of the Company, Moto Guzzi and IMI of the term "Total Enterprise Value" of the Company, Moto Guzzi and IMI, as that term is used in the engagement letter. Since that time, the Company and Moto Guzzi discussed and sought to negotiate with IMI concerning its alleged amount of the fee. IMI refused to engage in negotiations and did not present any calculation of the fee prior to the closing. After the closing and actual payment to IMI of the alleged fee by the fiduciary agents, IMI then presented a calculation and an invoice to Moto Guzzi for fees and expenses alleged by IMI to be due it under the engagement letter in the amount of Lit. 11,401 million. In addition to disputing the amount of the fee paid to IMI, the Company and Moto Guzzi believe that IMI had no right to cause its fee to be deducted from the Moto Guzzi proceeds, as Moto Guzzi was not a party to the engagement letter. The Company and Centerpoint are currently evaluating possible courses of action against IMI and the fiduciary agents, including initiating legal proceedings in Italy and the United States.

The Lit. 60,293 million net proceeds received by Moto Guzzi from the sale was applied first to payment of amounts due for transaction expenses in connection with the sale and other payables and obligations estimated in the aggregate to be approximately Lit. 2,700 million and second to the redemption prior to September 30, 2000 of all outstanding shares of Series B preferred stock for a price equal to $100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the prevailing exchange rate). This left Moto Guzzi with approximately Lit. 29,300 million in cash, and rights, subject to any claims of Aprilia, to the Lit. 9,375 million being held in escrow, and whatever it realizes on its claims against
IMI.   Remaining   proceeds  were  invested  in  short-term  fixed
income Euro denominated securities pending Moto Guzzi's evaluation of the alternatives available to it with respect to such funds.

On September 19, 2000, pursuant to the Share Purchase Agreement and stockholder approval, Moto Guzzi Corporation filed an amendment to its Certificate of Incorporation to change its name to Centerpoint Corporation, effective at the time of filing.

Approval of the Sale of the Moto Guzzi Operating Subsidiaries by Moto Guzzi Stockholders

On July 22, 2000 Moto Guzzi's Proxy Statement dated July 20, 2000 relating to the proposed sale of Moto Guzzi's operating subsidiaries and the change of Moto Guzzi's name to Centerpoint Corporation was mailed to all of Moto Guzzi's Class A stockholders of record as of July 18, 2000, the record date for the special meeting of stockholders to consider such proposals. The special meeting of Moto Guzzi's stockholders to consider the proposals was held on August 11, 2000. 4,399,784 shares of Moto Guzzi's Class A common stock were represented in person or by proxy, representing 73.34% of Moto Guzzi's issued and outstanding shares of Class A common stock on the record date, thereby constituting a quorum.

At the special meeting, the holders of 4,399,774 shares of Moto Guzzi's Class A common stock (representing 73.33% of shares of record) voted in favor of the proposal to sell Moto Guzzi's operating subsidiaries to Aprilia, and the holders of 4,397,314 shares of Moto Guzzi's Class A common stock (representing 73.31% of shares of record) voted in favor of the proposal to change Moto Guzzi's name to "Centerpoint Corporation," thereby approving the proposals.

Execution and Delivery by Moto Guzzi of Share Purchase Agreement

On April 14, 2000, Moto Guzzi signed a sale agreement in which it agreed to sell its four operating subsidiaries (Moto Guzzi, S.p.A., MGI Motorcycle GmbH, Moto Guzzi France S.a.r.l. and Moto Guzzi North America, Inc.) to Aprilia for Lit.
71.5 billion (approximately US$35.2 million) plus or minus the amount by which the subsidiaries' net worth at April 30, 2000 is more or less than their net worth at December 31, 1999. In addition, Aprilia agreed to satisfy debts of the subsidiaries to Moto Guzzi totaling approximately Lit. 2.1 billion (approximately US$1.0 million) and to cause OAM to be released from a Lit. 4 billion (approximately US$1.9 million) guarantee of obligations of the subsidiaries. Because the proposed sale of the four subsidiaries was a sale of substantially all Moto Guzzi's assets, the sale was subject to approval of holders of a majority of Moto Guzzi's outstanding Class A common stock.

Background of the sale

Prior to the sale, Moto Guzzi had suffered recurring losses from operations and negative cash flows during the three years prior to the sale. Arrears of payment to suppliers, which reached approximately Lit.15 billion (approximately $7.4 million) in January 2000, affected component supply and production in the first quarter of 2000 and thus limited Moto Guzzi's ability to generate cash from operations.

In December 1999, following the termination of negotiations with a company in the motorcycle business concerning a possible equity investment in Moto Guzzi, and with Moto Guzzi's knowledge and consent, the Company and OAM, the Company's majority owned subsidiary, engaged IMI, an Italian investment bank, to seek short term financing for Moto Guzzi and to pursue strategic alternatives to enhance Moto Guzzi's shareholder value.

During January 2000, representatives of IMI contacted over thirty potential buyers and investors concerning a possible transaction with Moto Guzzi. By the third week of January, 17 potential buyers and investors executed the confidentiality agreements requested by IMI. IMI distributed an information memorandum on Moto Guzzi to each of these parties and requested that these parties submit written, non-binding offers for a possible transaction with Moto Guzzi by February 11, 2000.

The deadline of February 11th was subsequently extended by one week to February 18th.

During January and February, Moto Guzzi's operations were at risk as a result of a failure to timely pay its suppliers, and IMI believed that public knowledge of this fact was interfering with IMI's ability to conduct the auction process. On February 16th IMI advised Moto Guzzi that Moto Guzzi needed substantial new funds to ensure the completion of the sale process. In response, on February 25, 2000, Moto Guzzi issued an aggregate of US$12.35 million in Series B Preferred Stock to Fineco Sim, S.p.A. ("Fineco"), the Company, Wheatley Partners, LP and Wheatley Foreign Partners, LP (each of which is an affiliate of Barry Fingerhut, one of Moto Guzzi's directors) and William Spier (a director of Moto Guzzi and a director of the Company through December 1999). Of this, shares with a liquidation value of US$6.0 million were issued for cash to Fineco, US$3.5 million were issued for cash to the Company, and shares with a liquidation value of US$2.85 million were issued in consideration of the conversion of outstanding indebtedness. See "Issuance and Redemption of Series B Preferred Stock by Moto Guzzi " below.

By February 18th, IMI had received preliminary offers from four parties, each relating to a proposed acquisition of 100% of Moto Guzzi's shares. Three of these parties continued in negotiations with Moto Guzzi and engaged in due diligence.

Following subsequent feedback from one potential buyer that it would only entertain the purchase of the four operating subsidiaries and no other transaction structure, IMI communicated to potential buyers that it would entertain bids for the four subsidiaries but would give preference to bids for Moto Guzzi's shares if the offer price were similar.

Each of the parties that had expressed an interest was provided with access to a data room and Moto Guzzi's material documents, oral presentations by management, legal presentations and access to Moto Guzzi's facilities. A deadline of April 7th was set for the submission of final proposals, which were requested to be in the form of draft purchase agreements containing all principal terms.

On April 7th, IMI received three firm offers. The most competitive offer (which was from Aprilia) was for cash and ready for signature with negotiated schedules. The second offer was in line with the first offer economically but was made subject to the buyer's ability to raise financing and to certain open contractual matters and with schedules and other details still to be negotiated. The third offer was lower economically, was in part in cash and in part in stock, and was without schedules and with some key parts of the contract to be negotiated.

On April 9th, members of a special committee of Moto Guzzi's board comprised of Barry Fingerhut, David Mitchell and Frank O'Connell, representatives of IMI, Clifford Chance Rogers & Wells LLP, Moto Guzzi's U.S. counsel, and Studio Carnelutti, Moto Guzzi's Italian counsel, and the Company, met. Representatives of IMI and Studio Carnelutti explained in detail the underlying auction process, which had led to the presentation of the offers by Aprilia and by two other trade buyers. There was a further analysis and discussion about the terms and conditions of each of the offers. Aprilia's offer was considered by the special committee to be the most attractive from both an economic and a legal point of view. The committee, however, expressed a desire to eliminate the proposed escrow account following the sale.

In the morning of April 10th, the board of the Company met in the presence of representatives of IMI, Kramer Levin Naftalis & Frankel LLP, the Company's U.S. counsel, and Studio Carnelutti. The Company's board approved a proposed side letter to be signed by OAM, which, among other things, committed OAM to vote in favor of the sale of the subsidiaries at Moto Guzzi's stockholder meeting which would be required to be held to authorize the sale, subject to Moto Guzzi entering into a side letter with OAM and the Company in which Moto Guzzi agreed, among other things, to pay IMI's fees in connection with the sale. In addition, the Company's board authorized IMI to complete a final auction based on the April 7th offers.

In the afternoon of April 10th, Moto Guzzi's board of directors, including the special committee of the board, and representatives from Clifford Chance Rogers & Wells LLP, IMI, Studio Carnelutti and Kramer Levin Naftalis &Frankel LLP met to discuss and review the bids submitted by the final bidding companies. In the hours before this board of directors meeting, two of the bidders had improved their offers.

IMI presented Moto Guzzi's board and the special committee with its analysis of the bids and delivered its oral opinion that each of the bids was fair from a financial point of view to Moto Guzzi's stockholders. After discussion, the Aprilia offer was selected as the best by both Moto Guzzi's special committee and by Moto Guzzi's board of directors. They also approved permitting Aprilia to assume management control of the subsidiaries beginning May 1, 2000 if it would assume responsibility for the subsidiaries' operating results from that date.

On the morning of April 14th, OAM signed its side letter with Aprilia, and Moto Guzzi signed its side letter with OAM and the Company. In the afternoon, the sale agreement was signed by Mr. Bulgari, a Director of Moto Guzzi, on behalf of Moto Guzzi and by Aprilia.

On May 2nd, an initial  payment by Aprilia of Lit.  71.5 billion  (approximately
US$35.2 million) was placed in escrow with IMI while the shares of the subsidiaries were placed in the custody of San Paolo a Finanziaria, S.p.A. and Siref, S.p.A.

Moto Guzzi's Reasons for the sale; Recommendations of Moto Guzzi's Board of Directors

The special committee of Moto Guzzi's board of directors determined that the sale was in Moto Guzzi's best interests and in the best interests of Moto Guzzi's stockholders and unanimously recommended that Moto Guzzi's board approve the sale. Moto Guzzi's board of directors determined that the sale was advisable, fair to and in Moto Guzzi's best interests and in the best interests of Moto Guzzi's stockholders and unanimously approved the sale.

In reaching their respective determinations, Moto Guzzi's special committee and Moto Guzzi's board of directors considered a number of factors, without assigning any relative weights to them. They included the following:

     o historical information concerning the business, financial performance and condition, management, competitive position and prospects of the subsidiaries;

     o    Moto Guzzi's historical stock prices and operating performance;

     o that IMI was able to induce Aprilia to increase the purchase price above what it had initially proposed;

     o that Moto Guzzi had announced in February 2000 that it had engaged IMI to seek interim financing and to pursue strategic alternatives and the possibility of Moto Guzzi being sold, and IMI had contacted a large number of possible purchasers and had conducted an auction among those who expressed interest in a possible transaction in which potential purchasers were afforded sufficient time and information to submit proposals; with the result that three firm proposals were received of which Aprilia's was the most attractive;

     o that IMI had informed Moto Guzzi's special committee and Moto Guzzi's board, (subsequently confirmed in writing) that the sale consideration to be received from Aprilia is fair, from a financial point of view, to Moto Guzzi's stockholders; and

     o the determination that Moto Guzzi would not be able to achieve, on a stand-alone basis, stockholder value equal to the sale consideration being paid by Aprilia.

In reaching their respective conclusions, Moto Guzzi's special committee and Moto Guzzi's board also considered the following factors, which they believed mitigated against the sale:

     o the fact that Moto Guzzi would have no operating business after the sale;

     o the fact that Moto Guzzi would have to pay substantial transaction costs in connection with the sale;

     o the fact that a portion of the sale proceeds would be held in escrow for up to seven years;

     o the possibility that Aprilia might make changes to Moto Guzzi's subsidiaries before the sale takes place which, if the sale is not completed, will make it even more difficult than it had been to make the subsidiaries operate successfully;

     o the possibility that if the sale was not completed, Moto Guzzi would not be able to repay sums Aprilia lends to the subsidiaries between May 2, 2000 and the time the efforts to complete the sale terminate;

     o the fact that Moto Guzzi's need to complete a transaction quickly may have limited Moto Guzzi's ability to be sure it was getting the highest possible price for the subsidiaries;

     o    the risk that the sale would not be completed; and

     o the risk that the announcement of the sale and the efforts necessary to complete the transaction could disrupt operations by, among other things, diverting management and other resources from day-to-day operations.

In making its determination to enter into the sale agreement, Moto Guzzi's special committee and Moto Guzzi's board weighed the factors described above, both positive and negative, and determined that the positive factors clearly outweighed the negative factors. In view of the wide variety of information and factors considered, the special committee and the board did not find it practical to, and did not, assign any relative or specific weights to any of the factors, and individual directors may have had different views as to which factors were more significant than others.

In reaching their conclusions, Moto Guzzi's special committee and Moto Guzzi's board were aware of the potential benefits to be realized by its officers, directors and certain stockholders from the sale, which are described below under the caption "Interests of Certain Persons in the Sale."

Moto Guzzi's board of directors, acting on the recommendation of a special committee of its members, unanimously approved the sale agreement and the sale and unanimously recommended to the stockholders that they approve the sale.

Opinion of Financial Advisor

The Company retained IMI to act as its exclusive financial advisor in connection with a review of Moto Guzzi's strategic alternatives and the proposed sale transaction based upon IMI's substantial experience with transactions similar to the sale transaction. On April 14, 2000, IMI delivered to Moto Guzzi's board and Moto Guzzi's special committee its oral opinion that the estimated total cash payment (the "Estimated Total Consideration") from Aprilia contained in the sale agreement was fair from a financial point of view to the holders of Moto Guzzi's stock. IMI subsequently delivered to Moto Guzzi's board and Moto Guzzi's special committee its written opinion, dated April 14, 2000, that, based upon and subject to the factors and assumptions set forth therein, as of such date, the Estimated Total Consideration was fair from a financial point of view to the holders of Moto Guzzi's stock.

Interests of Certain Persons in the Sale

Certain of Moto Guzzi's directors and officers had interests with regard to the sale that were different from the interests of the other stockholders. They included:

     o OAM and the Company, which had been required to make loans to Moto Guzzi or to Moto Guzzi's subsidiaries to provide the funds needed to stay in business. Most of these loans were converted into Series B preferred stock in February 2000. Also, OAM had been required to guarantee some of Moto Guzzi's debt. The sale ended the need for OAM and the Company to make loans to Moto Guzzi and in OAM's being released from a guarantee of Lit. 4 billion of Moto Guzzi's subsidiaries' bank debt. One of Moto Guzzi's directors was a principal officer of the Company and an additional two of Moto Guzzi's directors were directors of the Company.

     o Certain of Moto Guzzi's officers and directors would continue to hold positions in the subsidiaries after the sale.

     o In connection with the sale, Aprilia required the terminations of certain of Moto Guzzi's executives and further required that Moto Guzzi pay all costs of such terminations. Accordingly, Moto Guzzi agreed to pay severance to two of its directors, Mark S. Hauser and Howard E. Chase, and to Emanuel Arbib, one of its former directors, of US$169,500, US$51,400 and US$37,900, respectively, in exchange for termination of their employment and consulting agreements with Moto Guzzi.

     o The Company (of which one of Moto Guzzi's directors is a principal officer and an additional two of Moto Guzzi's directors serve as directors), OAM, Wheatley Partners, LP and Wheatley Foreign Investment, LP (each of which is an affiliate of Barry Fingerhut, a director of Moto Guzzi and a member of the special committee) and William Spier (a director of Moto Guzzi) all own Series B preferred stock.


Additional Provisions of the Share Purchase Agreement and consequences of the sale

August 2, 2000 Letter Supplementing the Share Purchase Agreement.

On August 3, 2000, Moto Guzzi and Aprilia entered into a Side Letter dated August 2, 2000 which supplemented the Share Purchase Agreement and provided among other things as follows:

     (i) that the net worth of Moto Guzzi's subsidiaries at April 30, 2000 is minus Lit. 6,000,000,000, that the difference between the net worth of Moto Guzzi's subsidiaries as shown in the Interim Financial Statements dated December 31, 1999 and the Management Date Financial Statements dated April 30, 2000 is plus Lit. 7,993,000,000 and that in accordance with article 3.6 of the Share Purchase Agreement Aprilia shall pay into the Escrow Account Lit. 7,993,000,000;

     (ii) that with respect to costs to be incurred in connection with the recall of certain batches of motorcycles to replace certain of their components if, at completion of the recall campaigns, the cost sustained less any reimbursement received from insurance companies and Moto Guzzi suppliers is lower than Lit. 1,824,000,000, then the difference between the cost sustained and Lit. 1,824,000,000 will be paid by Aprilia to Moto Guzzi;

     (iii)that the amount of shareholders' loans at the Management date was Lit. 2,074,000,000, which amounts shall be paid to Moto Guzzi at the closing date in accordance with article 3.4.2 (iv) of the Share Purchase Agreement;

     (iv) that with respect to the Escrow Agreement, at the closing date the Escrow Amount shall be reduced to Lit 9,375,000,000, and the amount of the first tranche of the Escrow Fund indicated in article 5.1 (a) of the Escrow Agreement is Lit. 7,000,000,000;

     (v) that as soon as practicable after the Closing Date and before December 31, 2000, Moto Guzzi and Aprilia will discuss in good faith the possibility of an early release to Moto Guzzi of the first tranche of the Escrow Amount, net of the amount of any claims agreed to at that time;

     (vi) that immediately after the Closing Date, Aprilia will cause Moto Guzzi SpA to fully co-operate in Moto Guzzi's efforts to obtain tax amnesties and tax clearance certificates from the fiscal authorities, at Moto Guzzi's expense, and should such certificates be obtained Moto Guzzi and Aprilia will immediately discuss in good faith an early release of a substantial part of the second tranche of the Escrow Amount;

    (vii) that Moto Guzzi and Aprilia would use all efforts to cause the closing of the sale of the Subsidiaries to occur on or before August 31, 2000, and that in any case the closing shall take place before September 15, 2000, thereby modifying the original August 31st deadline for the closing.

Covenant not to Compete

Moto Guzzi agreed for a period of three years after April 30, 2000 not to engage worldwide, directly or indirectly, in the business of manufacturing, selling, distributing or marketing motorcycles, or components or spare parts for them. Moto Guzzi also agreed to cause our directors to enter into similar agreements.

Indemnification for Breaches of Representations and Warranties

Aprilia and Moto Guzzi each agreed to indemnify the other for any damages arising from the breach of any of the representations and warranties in the sale agreement. However, neither company is required to indemnify the other for damages totaling less than Lit. 1.0 billion (approximately US$0.5 million) and Moto Guzzi's total indemnification is limited to Lit. 10.5 billion (approximately US$5.2 million). Moto Guzzi also agreed to indemnify Aprilia against costs or liabilities from stockholder litigation instituted in the United States with respect to the sale agreement.

Indemnification of Directors

Aprilia agreed that it would not cause any action to be brought against anyone who served on the board of directors of any of the subsidiaries in the five years prior to April 30, 2000. Aprilia agreed to indemnify those directors if an action is brought.

Italian Antitrust

The sale required that Moto Guzzi and Aprilia notify and furnish certain information to the Autorita Garante della Concorrenza e del Mercato (the Italian antitrust authority). Moto Guzzi filed notification forms with the Italian antitrust authority in May 2000, and on June 28, 2000 Moto Guzzi received clearance of the sale from them.

Absence of Appraisal Rights

Under Delaware law, Moto Guzzi's stockholders did not have dissenters' appraisal rights as a result of the sale.

Change of Corporate Name

Aprilia's obligation to purchase the subsidiaries was subject to Moto Guzzi removing the words "Moto Guzzi" from its corporate name, and on August 11, 2000 Moto Guzzi's stockholders approved an amendment to Moto Guzzi's certificate of incorporation to change its name to "Centerpoint Corporation." On September 19, 2000, Moto Guzzi filed a certificate of amendment to its certificate of incorporation changing its name to Centerpoint Corporation.

Disposal of steel tube operations

In July 2000, the Company disposed of LITA to Fintrebi S.r.l. and Mittel Generale Investimenti S.p.A., companies unaffiliated with the Company, for a total consideration of Lit. 1,800 million. Immediately prior to the sale, with the agreement of the purchasers, LITA paid a dividend to the Company of Lit. 670 million. The Company received Lit. 800 million in cash, leaving Lit. 1,000 million due in July 2001, secured by a first call bank guarantee. In connection with the disposal, the Company obtained a first call bank guarantee for Lit. 1,000 million through December 31, 2003 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company. LITA has been accounted for as a discontinued operation. See Note 3 to the financial statements.

Disposal of temporary management operations

Effective as of January 1, 2000, the Company disposed of TIM, its temporary management services subsidiary to two companies controlled by TIM's management, including Albino Collini, a Director of the Company through December 1999, for 80,000 shares of the Company with a fair value of Lit. 320 million at the date of sale. The Company has recorded an impairment loss of Lit. 400 million as at December 31, 1999 in respect of the trademarks of TIM, to reflect the post year-end disposal.

Purchase of minority interest in OAM

In September 2000, the Company agreed to purchase the outstanding minority interest in OAM for US$ 2,500,000 held by Daimler Chrysler Corporation. The purchase price is at a discount to the net asset value of the 15.65% ownership interest OAM and will permit the Company to rationalize its corporate structure and eliminate certain fiscal inefficiencies. The sale of the minority interests closed in March 2001.

Issuance and Redemption of Series B Preferred Stock by Moto Guzzi

On February 25, 2000, Moto Guzzi, the Company's majority owned subsidiary, issued 123,500 shares of a new Series B Preferred Stock to Fineco, an Italian institutional investor, and affiliates of Fineco, the Company, OAM, and William Spier, a director of Moto Guzzi and the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of Moto Guzzi, for $100 per share (an aggregate price of US$12,350,000). The shares were issued as follows: (i) 60,000 to Fineco and its affiliates for cash, (ii) 35,000 shares to the Company for cash, (iii) 16,000 to OAM in repayment of outstanding loans due to OAM, (iv) an aggregate of 10,000 shares to Wheatley Partners and Wheatley International Partners, in repayment of loans made by them to Moto Guzzi, and (v) 2,500 shares to Mr. Spier in repayment of loans made by him to Moto Guzzi.

In July 2000, Moto Guzzi entered into an agreement with the Series B preferred stockholders in which it agreed to redeem the Series B preferred stock by September 30, 2000 in exchange for their agreement not to convert their Series B preferred stock into Class A common stock prior to that date.

Moto Guzzi closed on the sale of its operating subsidiaries on September 6, 2000 and in the last week of September 2000 it redeemed in full all outstanding shares of Series B Preferred Stock for a price equal to $100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the prevailing exchange rate).

The holders of the Series B Preferred Stock were entitled to receive dividends at the rate of $7.00 per share per year before any dividends may be paid with regard to Moto Guzzi's Class A Common Stock, and to receive distribution of $100 per share in liquidation of Moto Guzzi before any liquidation distributions are made with regard to the Class A Common Stock. Moto Guzzi was required to redeem the Series B Preferred Stock for $100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock did not have voting rights, except the right to approve issuance of securities of Moto Guzzi which would affect the Series B Preferred Stock and the incurrence of debt by Moto Guzzi, other than refinancing of existing debt or lines of credit used by Moto Guzzi to finance its day-to-day operations.

Each share of Series B Preferred Stock was convertible into Moto Guzzi Class A Common Stock at a conversion price of $5.00, based upon the liquidation preference of the Series B Preferred Stock ($100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock was convertible into approximately 20 shares of Moto Guzzi Class A Common Stock.

Upon the occurrence of an event of default the dividend on the Series B Preferred Stock increased to $10 per share per year, the conversion price of the Series B Preferred Stock reduced to $2 per share of Moto Guzzi Class A Common Stock, the holders of the Series B Preferred Stock would become entitled to elect a majority of Moto Guzzi's directors and Moto Guzzi would be required to redeem the Series B Preferred Stock for its liquidation preference ($100 per share, plus accrued dividends).

History of Moto Guzzi Corporation

Moto Guzzi Corporation was originally incorporated in Delaware on August 9, 1995 under the name of North Atlantic Acquisition Corporation ("North Atlantic") to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business. On August 27, 1997, North Atlantic consummated an initial public offering consisting of 800,000 Units and 150,000 shares of Class B Common Stock, with each Unit consisting of one share of Class A Common Stock and one warrant to purchase shares of Class A Common Stock, which resulted in net proceeds to North Atlantic of approximately $8,000,000.

Merger with Moto Guzzi Corp.

On August 18, 1998, the Company's subsidiary, Moto Guzzi Corp., and for limited purposes the Company, entered into a merger agreement to merge Moto Guzzi Corp. with North Atlantic. The preferred stockholders of Moto Guzzi Corp. were also a party to the merger, which was consummated on March 5, 1999. North Atlantic was organized in August 1995 as a specialized merger and acquisition allocated risk company with the objective of acquiring an operative business and had not engaged in any substantive commercial business. At the effective time of the merger, North Atlantic had approximately US$8.9 million (Lit. 16,006 million) in cash, from which merger expenses of approximately US$0.8 million (Lit. 1,400 million) were subsequently paid, to finance the operations of Moto Guzzi. On completion of the merger, North Atlantic changed its name to Moto Guzzi Corporation. As a result of the merger, the Company recorded a gain of Lit. 25,837 million in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi Corp. into common stock of North Atlantic. Through December 31, 1998, the Company had accounted for the contingent redemption of such preferred stock and included Lit. 13,132 million in the balance sheet at December 31, 1998 to reflect such contingent obligation.

The closing of the merger provided needed liquidity to Moto Guzzi Corp. A lack of liquidity had led to component supply shortages in the last quarter of 1998 and the first two months of 1999.

Production and sales were stabilized by May 1999 as proceeds from the Merger were applied to pay supplier arrears. The financing from the merger was not, however, sufficient to finance needed investments or seasonal working capital shortages in the last four months of 1999, and Moto Guzzi again experienced component supply difficulties at the end of 1999 and particularly in the first months of 2000 before further financing was obtained in February. See "Issuance and Redemption of Series B Preferred Stock by Moto Guzzi," above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

History of Moto Guzzi Corp. and Moto Guzzi S.p.A.

Moto Guzzi Corp. was a Delaware corporation formed by the Company in 1996 to acquire Moto Guzzi S.p.A. and Moto Guzzi North America, Inc., a North Carolina corporation, the exclusive U.S. importer and distributor of "Moto Guzzi" (Registered) brand motorcycles and spare parts.

Established in 1921, Moto Guzzi S.p.A. is one of the oldest motorcycle brands in the world. Between 1921 and 1972, Moto Guzzi S.p.A. operated as an independent privately owned entity. In 1972, Moto Guzzi S.p.A., was acquired by the Company, then known as De Tomaso Industries, Inc. Because management attention was principally focused on the Company's other operating units, especially its Maserati automobile subsidiary (disposed of in 1993), limited investment was made in Moto Guzzi's product design and development activities and its manufacturing operations. Sales declined from a high of 46,487 units in 1971 to 3,274 units in 1993.

Prior to the merger with North Atlantic in March 1999, Moto Guzzi experienced continuous losses for twelve years, including a loss of Lit. 20,299 million for the fiscal year ended December 31, 1998, and had not generated cash from operations for over three years.

Since 1994, Moto Guzzi has made investments in reinforcing management and in logistical and production control systems and has increased outsourcing of components to qualified suppliers. It also introduced two new models, the "Centauro" and "Quota," and updated versions of its "California" and "Nevada" models which have been well received by customers. Moto Guzzi North America, Inc. was acquired by the Company in January of 1996 and was transferred to Moto Guzzi Corp. in October 1996. In February 1997, Moto Guzzi France, S.a.r.l., a new wholly-owned importer-distributor was established in France to strengthen distribution in important markets. Also, in January 1997, distribution in Germany was transferred to a new 25% owned affiliate of Moto Guzzi, MGI Motorcycle GmbH. In March 2000, Moto Guzzi acquired the remaining 75% of MGI Motorcycle GmbH.

From 1994 to 1997 Moto Guzzi increased unit sales from approximately 4,300 to approximately 5,600. In the fiscal years ended December 31, 1998, and December 31, 1999, unit sales amounted to 5,647 units, and 6,275 units, respectively, although Moto Guzzi continues to operate at a loss.

From 1994 through 1996, capital for Moto Guzzi was supplied by the Company. In early January 1997, a private placement of Moto Guzzi Corp. redeemable preferred stock raising gross proceeds of US$6 million was completed, and in June 1997 the Company committed to Moto Guzzi Corp. approximately US$4 million from the proceeds of a public offering of the Company's common stock and common stock warrants. Further, in early 1998, Moto Guzzi Corp. negotiated a Lit. 10 billion (approximately US$5.6 million) long-term credit facility, which it drew down in April 1998. From and after December 31, 1998, Moto Guzzi was not in compliance with certain covenants relating to this facility. Moto Guzzi Corp. obtained Lit. 7 billion of additional debt financing in October 1998 as a result of loans and credit enhancements by OAM.

With the proceeds from these financings, Moto Guzzi Corp. started to make investments in research and model development, expenditures on which more than doubled in 1997 compared to 1996 and increased by a further 39% in 1998 compared to 1997. To enable substantial further growth in production and sales, the Moto Guzzi strategic plan would have required total investments in research and product development of some Lit. 50 billion (approximately US$25 million) over a five-year period, as well as investments of Lit. 20 billion (approximately US$10 million) in production plant, machinery and information systems. As a consequence of Moto Guzzi's continuing lack of liquidity, no significant part of these investments was ever made, and research and development was curtailed in 1999 to some 66% of 1998 expenditure levels.

The proceeds of the merger with North Atlantic were not sufficient to permit Moto Guzzi to make all of the investments needed to restore its operations to profitability. The Company had hoped that the merger with North Atlantic and the listing of the merged entity on the over-the-counter market in New York would have given access to the additional capital required, and would have provided an incentive to management and key personnel through a stock option plan. Moto Guzzi was unable to raise the further funds that it required, and by August 1999, was again experiencing liquidity difficulties. By the end of 1999, these financial difficulties had become severe, and the consequent difficulties of component supplies threatened operations.

In December 1999, following the breakdown of negotiations with another motorcycle company regarding an equity investment in Moto Guzzi, the Company engaged IMI, a leading Italian investment bank, to pursue strategic alternatives to enhance shareholder value in its shareholding. An auction process was conducted by IMI in the first few months of 2000, and on April 14, 2000, Moto Guzzi entered into a Share Purchase Agreement with Aprilia, and in September 2000, Moto Guzzi closed the sale to Aprilia of its four operating subsidiaries.

For other material events occurring after December 31, 1999 please see "Subsequent Events" above.

                             BUSINESS OF THE COMPANY

Business of Moto Guzzi

Set forth below is a description of Moto Guzzi's business and the strategy developed by Moto Guzzi's management as of December 31, 1999. On April 14, 2000, Moto Guzzi entered into a Share Purchase Agreement with Aprilia, providing for a sale of all of its Subsidiaries to Aprilia, and on September 6, 2000, Moto Guzzi closed on the sale of the Subsidiaries. See "Subsequent Events -- Closing by Moto Guzzi (now Centerpoint) on the Sale of its Operating Subsidiaries; Dispute with IMI Regarding its Fee" above. Accordingly, the description of the Business of Moto Guzzi set forth below is qualified in its entirety by the information set forth under such caption. On September 19, 2000, pursuant to the Share Purchase Agreement, Moto Guzzi changed its name to Centerpoint Corporation.

 Since the closing of the sale, with the knowledge and consent of the Company, Centerpoint has sought to find a suitable operating company to acquire or merge with using the proceeds from the sale.

The description of the business of Moto Guzzi below refers to the strategies and operations of the Moto Guzzi business prior to its sale to Aprilia in September 2000 and does not in any way describe or seek to describe the strategies and operations of Moto Guzzi under its current owners.

Moto Guzzi S.p.A., along with its distribution operations in Italy, the United States, France and Germany, is a leading Italian manufacturer, marketer and distributor of performance and luxury motorcycles and motorcycle parts, marketed under the "Moto Guzzi (Registered)" brand name. Moto Guzzi's primary product offerings through the date of sale in 2000 included the following models:

     o    California EV/Special     Classic  custom/cruisers  with  1064  cc
                                    engine and traditional lines.

     o    California  Jackal        A 'stripped  down' basic  Custom/Cruiser
                                    at a lower price point which permits customer personalization.

     o    Nevada Club               A lower  riding  cruiser with a 744 cc
                                    engine and chrome accents.

     o    V-10 Centauro             A  custom   performance   bike   with  a
                                    powerful   992  cc  4-valve   air-cooled
                                    engine.

     o    1100 Sport Corsa          A sleek  sports bike with  modern  lines
                                    and a 1064 cc engine.


     o    V-11   Sport              A "retro sport" model with an innovative
                                    six-speed gearbox.


     o    Quota                     A model aimed at the street enduro segment.

     o    Police Bikes              Variations   of  Moto   Guzzi's   models
                                    targeted   at    government    agencies,
                                    national and local police forces and highway patrols.

The "custom" class of motorcycle is designed for short trips in an urban setting and is distinguished by its very stylized design and upright seating position. The term is commonly used in Europe. The "cruiser" class is similar to the "custom" in use but is more commonly found in the United States. The cruiser class tends to be more aggressive in its styling, have greater performance characteristics and greater variation in rider position than "custom" motorcycles. The "street enduro" class is the motorcycling equivalent to the sport utility vehicle class of automobiles. These motorcycles, while designed for ordinary road riding, have some off-road capabilities, such as a taller frame with greater ground clearance than cruiser or custom bikes, a longer traveling suspension system to absorb off-road bumps, and a higher seat position. "Sport" bikes are designed for high performance and imitate the design of professional racing machines. "Retro Sport" bikes combine innovation and good performance with traditional styling which evokes classic motorcycles of past generations.

Strategy

Moto Guzzi's strategy was to increase sales volumes and gross profits by:

o    focusing on the breadth, quality and design of its product offerings,

o    increasing its marketing activities,

o    enhancing its distribution network, and

o    leveraging its brand name.

The Company believed that Moto Guzzi's reputation and rich tradition as a technological innovator and quality manufacturer provided a solid foundation. Moto Guzzi had built a loyal customer base over the past 79 years through the outstanding performance and reliability of its motorcycles, as well as its strong distribution network. The current customer base ranged from professional motorcycle enthusiasts to government agencies, police departments and highway patrols around the world.

Moto Guzzi intended to build on its existing product family platforms and to develop new platforms which would be the basis for its next generation of motorcycles. New power trains, which represent a significant part of planned development activities, typically require at least three years' development time. In the interim, new motorcycles based on the current product platforms were to be periodically introduced. The focus of these intermediate offerings was to be on significant improvements in quality, performance and refinement.

Historically, the motorcycle had been an "entry level" form of transport which has been supplanted by the automobile. Over recent years, the industry has become established as a recognized leisure industry in developed markets, and Moto Guzzi's current range of motorcycles, being in the larger and more expensive segment of the market, are principally targeted at the leisure segment of the vehicular industry. The management of Moto Guzzi believed that this recent recognition was one of the major factors behind the growth in the Company's market segment over the period 1995-1999.

The Company believed that the U.S. market represented the largest expansion opportunity for Moto Guzzi. Approximately half of all motorcycles sold in the U.S. are in the large-engine motorcycle segment. Between 1996 and 1999, U.S. registrations in this segment of the market increased substantially. Moto Guzzi planned to implement an aggressive marketing campaign targeted at U.S. consumers designed to build brand value and name recognition, and to emphasize the technical and design strengths of Moto Guzzi motorcycles.

Moto Guzzi also planned to expand and enhance its distribution network in the United States. In addition to increasing the size and quality of its dealer network, Moto Guzzi planned to introduce new sales incentives programs for dealers and a floor plan financing program. Other innovations that either had been or were intended to be introduced in the U.S. included customer purchase financing and an extended, three-year warranty program.

While public administration sales had traditionally been a stable source of revenue for Moto Guzzi, management believed that there were unexploited growth opportunities in this market and planned to refocus its sales and marketing efforts in this product category.

Finally, Moto Guzzi planned to leverage the "Moto Guzzi" brand by expanding into new products, markets and services that also offer the opportunity to enhance its brand awareness and brand image. Moto Guzzi sold a limited line of non-motorcycle merchandise. In the future, the Company planned to introduce a range of branded accessories such as hats, jackets, shirts and luggage and planned to exploit opportunities to license the "Moto Guzzi" brand name to manufacturers and suppliers of other products and services.

If Moto Guzzi were to have proceeded on all of the projects it was evaluating to achieve its goals, it estimated that approximately Lit. 50 billion of development and capital expenditures would have been required over the next few years, in order to, among other things, refurbish its plant to make it more competitive and make investments in information technology and systems. Cash flows from operations, however, would not have been sufficient to finance entirely such expenditures. Moto Guzzi's product development programs, therefore, would have been dependent upon its ability to raise further financing from outside sources.

As described above, when this further financing was not forthcoming in 1999 and early in September 2000, the Company disposed of the motorcycle operations.

Manufacturing

Moto Guzzi manufactured a high-priced line of motorcycles and distributed parts and accessories under the trademark "Moto Guzzi (Registered)." Moto Guzzi's motorcycles varied in engine size from 750 cc to 1,100 cc. Moto Guzzi had, in recent years, concentrated development and sales efforts on its largest motorcycles.

All motorcycle manufacturing was conducted in a factory in Mandello del Lario, Italy. Moto Guzzi manufactured some of the required power train components, acquired other components from outside suppliers, and performed finishing work and assembly into motorcycle bodies.

Seasonal Nature of Business; Backlogs

Moto Guzzi's business was affected by seasonal factors. Retail market demand was highest in the spring and early summer, while most sales to the Italian government generally took place in the last quarter of the year. Moto Guzzi, S.p.A., like most Italian companies, traditionally ceased production in August of each year and reduced production over the Christmas holidays and during the period immediately following, while inventory was being taken.

Moto Guzzi's sales were sensitive to successful coordination of demand and product availability.

As of December 31, 1999, Moto Guzzi had firm orders from public administration bodies for 540 motorcycles which had not yet been shipped, at an approximate value of Lit. 6.7 billion. Moto Guzzi expected to fill all such orders within five months. Moto Guzzi generally received indicative cancelable order programs in November and December of each year from its dealers and non-owned importers based on anticipation of retail demand for the forthcoming year.

While Moto Guzzi sought to plan production schedules based on these indicative orders, production restrictions (exacerbated in recent years by component supply difficulties) were such that Moto Guzzi frequently could not produce sufficient motorcycles to meet peak season demand. Typically, when Moto Guzzi could not deliver on or shortly after the indicated dates, orders were cancelled rather than delayed due to the seasonal nature of retail demand.

Indicative orders for 2000 exceeded Moto Guzzi's predictions of production capacity in each of the months January through June 2000. A portion of indicative orders become firm, and other firm orders are placed, as the anticipated shipment dates approach. Moto Guzzi used ongoing research from its sales and marketing departments to forecast expected order volumes from the domestic Italian dealer network and the dealer networks of its owned importers in France and the United States and did not receive long term firm orders from dealers.

Compliance with Governmental Regulations

Moto Guzzi, along with other motorcycle manufacturers, incurred substantial costs in designing and testing products to comply with vehicle safety and combustion emissions requirements of the various countries and localities where its products were sold. These standards added substantially to the price of the vehicles. Competitive pressures, importation expenses and importers' margins, however, kept export prices lower than domestic Italian sales prices.

All of Moto Guzzi's motorcycles were manufactured to comply with applicable safety standards. All Moto Guzzi models complied with all emission standards applicable in all countries in which they were sold.

Raw Materials and Components

There are many reliable sources for most motorcycle raw materials, including aluminum for power train components. However, some significant components are available from only one or two sources. From 1996 through April 2000, situations arose where Moto Guzzi's suppliers were unable to make timely deliveries of needed components due to production problems incurred by those suppliers or because of arrears of payment by Moto Guzzi to suppliers. Components supply was also delayed as a result of design changes made by Moto Guzzi. All of these delays adversely affected motorcycle production, and in recent years, may have resulted in lost sales.

While the cost of imported raw materials is affected by variations in the value of the Italian Lira relative to the currencies of Italy's primary trading partners, currency exchange rates did not have a significant adverse effect on costs and price competitiveness in 1997, 1998 or 1999.

Research, Development and Continuing Engineering

Moto Guzzi, while continuously engaged in product improvement and development, had sought to increase its commitment to develop new products. In 1998, research and development expenditures by Moto Guzzi were approximately Lit. 4,336 million, compared to Lit. 3,125 million in 1997 and Lit. 1,117 million in 1996. Expenditures in 1999 were curtailed as a result of Moto Guzzi's restricted cash flow and were approximately Lit. 2,874. Expenditures in 1999, 1998 and 1997 were generally incurred in developing production models as well as more powerful two-cylinder air-cooled and other engines with improved performance and durability and superior braking systems, suspensions, frames, transmissions and other components.

Sales, Marketing and Inventory

Moto Guzzi marketed its products primarily through advertising in trade publications, participation in promotional events and fairs, attendance at trade shows and from editorial coverage in trade and general circulation press.

All sales by Moto Guzzi S.p.A. were invoiced in Italian Lira except sales by Moto Guzzi S.p.A. to Moto Guzzi North America, Inc., which were invoiced in U.S. dollars. Prices were customarily reviewed and, whenever possible, increased to cover increases in production costs at periodic intervals and in light of prevailing exchange rates. In 1997, Moto Guzzi generally maintained its selling prices in order to maintain market share. In 1998, Moto Guzzi increased prices by approximately 5%, effective in April of that year. In 1999, Moto Guzzi generally maintained its 1998 selling prices and introduced a new model, the California Jackal, at a lower price point than previous models in order to gain market share. As of January 2000, prices of all models were increased by between 3% and 6%. Export sales continued to reflect lower margins than domestic Italian sales due to importer margins and transportation costs which cannot be passed through to consumers by higher retail prices. However, this difference did not affect the Company's marketing strategy.

Moto Guzzi was not affected by any unusual industry practices relating to returns of merchandise or extended payment. It typically extended payment terms by between 30 and 60 days in the "out of season" winter months. Moto Guzzi was obliged to maintain 10 years' inventory of parts for all motorcycles sold to Italian government agencies. In common with many other motor vehicle manufacturers, Moto Guzzi also maintained significant spare parts inventories for commercial reasons. As is common in the industry, Moto Guzzi sold motorcycles under open purchase orders rather than long-term contracts.

Distribution

Moto Guzzi maintained a distribution network throughout Italy of over 120 independent dealers. No single Italian dealer accounted for more than 5% of Moto Guzzi's sales in 1999. The Italian dealers who distributed Moto Guzzi's motorcycles generally handled other brands as well.

In 1999, a single importer-distributor acted as exclusive importer-distributor for Moto Guzzi in each of Argentina, Australia, Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Greece, Holland, Japan, Luxembourg, Malaysia, Malta, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the United States.

Moto Guzzi North America was Moto Guzzi's exclusive importer-distributor in the United States. In 1999, Moto Guzzi North America distributed through a network of over 100 dealers.

In November 1996, Moto Guzzi replaced its independent French importer-distributor with Moto Guzzi France S.a.r.l, a wholly-owned subsidiary of Moto Guzzi S.p.A., which commenced operations in February 1997, and operated through a network of 78 dealers at the end of 1999.

In March 2000, Moto Guzzi acquired the 75% of the outstanding shares of MGI Motorcycle GmbH that it did not already own. MGI Motorcycle GmbH was the exclusive importer-distributor of Moto Guzzi motorcycles and spare parts in Germany and distributed through a network of over 100 German dealers.

Moto Guzzi provided support to its worldwide dealer network by, among other things, operating a technical training and support facility at Mandello del Lario. All dealers were required to attend training courses at the inception of their relationship and periodically afterwards.

Set forth below is a chart illustrating percentage of motorcycle sales revenues attributable to various geographic areas in the fiscal years 1997 to 1999.

                                                     1999      1998      1997
       Italy                                         33.2%     37.4%     33.9%
       Other:  Europe .............................  40.9%     41.0%     46.1%
       Of which: France (subsidiary) ..............  11.0%     10.2%      8.8%
                Germany (affiliate) ...............  12.9%     15.2%     17.9%
       United States (subsidiary) .................  20.3%     16.8%     16.1%
       Other    ...................................   5.6%      4.8%      4.0%

Competition

Moto Guzzi was in a highly competitive business, with competition typically coming from all powered passenger vehicles as well as other motorcycles. The overall motorcycle market in Italy (excluding scooters) grew in 1999, with new vehicle registrations increasing by approximately 24.5% compared to the same period in 1998. Moto Guzzi maintained an extremely small share of the world-wide motorcycle market, which is dominated by many of the same manufacturers that predominate in Italy. Many of such companies are far larger and better capitalized, with greater name recognition. Moto Guzzi competed principally through such intangible qualities as performance, reputation and quality of manufacture -- areas in which its competitors also excel.

The Italian market through 1999 was dominated by large, well-financed Japanese manufacturers. A number of Italian and foreign manufacturers, principally Ducati, Honda, BMW, Yamaha, Kawasaki, Aprilia and Suzuki, sell their products in the Italian market. In 1999, according to data from the Italian Ministry of Transportation, the Italian market shares of the principal competitors of Moto Guzzi on a unit basis, excluding scooters, were as follows:

                                                      ALL             LARGE
                                                   MOTORCYCLES     MOTORCYCLES*
                                                  ------------------------------
     Honda.......................................    23.4%            18.2%
     Yamaha......................................    20.3%            19.7%
     Suzuki......................................    11.0%            12.3%
     Ducati......................................    10.0%            10.6%
     Kawasaki....................................     8.3%             7.1%
     BMW.........................................     7.7%            14.2%
     Aprilia.....................................     5.0%             5.0%
     Cagiva/Husqvarna............................     3.1%             0.7%
     Harley Davidson.............................     2.5%             4.7%
     Moto Guzzi Corporation......................     2.0%             3.2%
     Triumph.....................................     1.6%             3.0%
     KTM.........................................     0.9%             0.0%

--------------------------------


* The Company considers motorcycles with an engine capacity greater than 600 cc as "Large Motorcycles."


Product Liability

Moto Guzzi's business exposed it to possible claims for personal injury from the
use  of  its  products.   Moto  Guzzi  maintained  liability  insurance  with  a
per-occurrence and aggregate one-year claim limit of Lit. 18,000 million.

Patents and Trademarks

Except as described below, the business of Moto Guzzi was not and has not been in any material respect protected by or dependent upon patents, licenses, franchises or concessions. The component parts of motorcycles are manufactured pursuant to well known techniques and include components which are not unique to its products, although some of these components are specially styled and designed. Moto Guzzi believed that the registered trade name "Moto Guzzi (Registered)" and the related trademarks are well known and highly regarded throughout the world, and appropriate steps have been taken to protect Moto Guzzi's rights in these trade names and trademarks in 67 countries, including those countries representing significant markets.

Employees and Employee Relations

Relations with Moto Guzzi's employees were considered by its management to be good, though they had been affected by the temporary lay-off program that commenced in September 1999. At December 31, 1999, Moto Guzzi had 306 employees, all of them unionized, of which 23 out of 53 employees included in the lay-off program had been laid-off. This compares to 332 employees at December 31, 1998. The lay-off program affected Moto Guzzi's ability to benefit from overtime work (as well as the willingness of employees themselves to do overtime) and while it persisted, it limited Moto Guzzi's ability to assume temporary or permanent employees for certain functions, if and when they might have been required to meet seasonal needs or otherwise. Moto Guzzi could call on those employees who are laid-off to return to work. Approximately 48% of the employees were engaged in factory production and the balance in various supervisory, sales, purchasing, administrative, design, engineering and clerical activities. Resolution of the national metal workers union contract in 1997 resulted in a one-time payment to workers of Lit. 900,000 in respect of periods prior to the date of the new agreement.


Business of LITA

o Set forth below is a description of LITA's business and the strategy developed by LITA's management as of December 31, 1999. In July 2000 the Company sold 100% of the shares of LITA to Fintrebi S.r.l. and Mittel Generale Investimenti S.p.A., companies unaffiliated with the Company. See "Subsequent Events -- Sale of LITA." Accordingly, the description of the Business of LITA set forth below is qualified in its entirety by the information set forth under such caption.

o The description of the business of LITA below refers to the strategies and operations of the LITA business prior to its sale in July 2000 and does not in any way describe or seek to describe the strategies and operations of LITA under its current owners.


Background

On July 25, 1995, the Company, through one of its Italian subsidiaries, acquired LITA. The Company's temporary management business unit had been retained to manage LITA after a material decline in LITA's operations and to oversee its sale to a third party to be identified by the unit. The stock of LITA was acquired at a cost of Lit. 615 million, representing a discount of approximately Lit. 1,600 million from the book value of LITA's assets of Lit. 2,264 million.

Manufacturing

LITA manufactured plain and perforated welded specialty steel tubes used principally in the automotive and furniture industries. The subsidiary's 10,000 square meter factory in Torino has a two-shift production capacity of approximately 15,000 tons. Beginning in 1996, after the Company's management intervention, LITA's production equaled approximately 80% of capacity; in prior years, however, production rarely reached 60% of capacity.

Impact of Changing Prices and Currency Movements

Steel prices had a material effect on the business of LITA. Finished product prices are affected by the cost of steel; market and competitive pressures are such that selling prices react quickly to changes in the price of steel. Steel prices increased modestly early in 1998, stabilized at mid-year, and declined slightly towards the year-end. To the extent permitted by competition, LITA sought to pass increased costs from changing prices on to its customers by increasing selling prices. The increase in steel prices in early 1998, however, was not passed on to customers. The effects of steel prices were not significant to LITA's business in 1999.

Exchange rates historically did not have a significant effect on the business of LITA, as export sales were not significant to overall sales. Export sales in 1999 amounted to 32.4% of sales and LITA was seeking to increase such sales in year 2000. As export sales continued to increase, LITA became more sensitive to exchange rates between Italy and the countries of export.

Plant and Machinery

Much of LITA's plant and machinery were acquired many years ago. LITA did not have the financial ability to significantly renovate its plant and machinery. While such machinery continued to function, maintenance costs were higher and productivity was lower than with newer machinery.

Sales and Marketing

LITA distributed its products directly in all countries except in the U.K., where it distributed through exclusive agents, and in certain regions of Italy (which represented approximately 20% of net sales).

Customers

LITA had begun developing a market in the low-cost furniture industry, which provides a steadier flow of production and demand than the automotive industry. In 1997 through 1999, LITA had a number of customers each representing between 5% and 9% of net sales. As a consequence of the recent and planned expansion of the business, including expansion of export sales and expansion in markets other than the automobile market, it was expected that in the medium term the importance of any single customer would have decreased.

Backlogs

LITA had no long-term contracts with customers, and orders typically reflected the requirements of customers for the following one to two months.

Export Sales

LITA did not have significant export sales prior to 1996. In 1999, 67.6% of net sales were made in Italy and most of the remaining 32.4% were made elsewhere in Europe. In 1998, 71.5% of net sales were made in Italy, and most of the remaining 28.5% were made elsewhere in Europe.

Suppliers

There are multiple suppliers of the special clad and coated steels used by LITA. LITA did not have written long-term contracts with such suppliers except in respect of a particular steel quality which was not significant to net sales. LITA was seeking to formalize its arrangements with major suppliers to reduce the business risks associated with its planned expansion and to reflect the fact that close collaboration with the steel suppliers is required to ensure consistent quality and to shorten lead times for significant changes in supply levels, which could run from 12 to 18 months.

Competition

LITA's competitors were principally larger companies, many of them subsidiaries of Italian steel manufacturers, including Profilmec, S.p.A., Ispadue S.p.A., Lombarda Tubi (a division of the Marcegaglia Group) and ITAS, S.p.A. The size of these competitors and the support of their parent companies enabled them to compete aggressively in the market. LITA competed principally on quality, flexibility of service and timeliness of delivery, factors which its competitors also sought to offer to the market. LITA was in 1997 through 1999 the leading supplier in Italy of aluminized steel tubes for automotive exhaust systems. While automotive original equipment manufacturers were increasing their usage of higher grade stainless steel, which LITA did not currently supply in material quantities, the automotive aftermarket in Italy and elsewhere in Europe was increasing its purchases of aluminized steel tubing as a cost-effective compromise between lower-grade cold steel tubing and the higher priced stainless steel.

Seasonal Nature of Business

LITA's operations historically have been characterized by seasonal factors due to the company's dependence on the automobile industry. Demand is lowest over the period from November to February and is also significantly reduced in the traditional holiday month of August. Since 1995, LITA sought to reduce this seasonality by expanding its markets in the furniture industry, which is less seasonal, but which is more price sensitive and less profitable.

Number of Employees

Labor relations with LITA's employees were considered by management to be excellent. LITA was not subjected to any strikes or work stoppages in 1998 or 1999. As of December 31, 1999, LITA had 38 employees, of which 30 were engaged in production and 8 in management, sales and administrative roles. At December 31, 1999, the amount of LITA's severance pay obligation to employees was Lit. 981 million

Compliance With Governmental Regulations

LITA was subject to a number of governmental regulations relating to the use, storage, discharge and disposal of minerals and alloys used in its manufacturing processes and to the safety standards of its facilities and processes. LITA had not been the subject of material environmental or safety claims in the past and its management believed that LITA's activities conformed in all respects to presently applicable regulations. The costs of compliance with regulations were not significant to LITA's operations.

Commercial Real Estate Development Business

The Company acquired a real estate portfolio in 1995 which it had disposed of by the end of 1999.

In June 1996, the Company sold its 66.7% equity interest in Immobiliare Broseta S.r.l. which owns industrial and commercial holdings and additional surrounding land aggregating approximately 66,000 square meters in Bergamo, Italy to its then 25%-owned affiliate Domer S.r.l. ("Domer") The remaining 33.3% equity interest in Immobiliare Broseta S.r.l. was owned by Interim S.p.A., a subsidiary of Domer, and was transferred to Domer. The Company had sought offers from third parties through an independent broker, and the sale price of Lit. 5,200 million offered by Domer was the highest of the offers received.

Domer issued a promissory note for Lit. 1,800 million of the sale price, due December 31, 1996, which note was subsequently extended for another year, bearing an interest rate equal to the official Lira discount rate plus 3%. The balance due of Lit. 3,400 million was to be received from the sales of apartments to be developed from the Immobiliare Broseta S.r.l. property when such sales occurred or on June 30, 1999, whichever occurred earlier. This amount of Lit. 3,400 million carried an interest rate of 6%, payable bi-annually, and was accounted for at its estimated net present value of Lit. 2,908 million, applying a discount rate of 12%, considered to be a fair market rate for similar notes receivable. The book value of the 66.7% interest in Immobiliare Broseta S.r.l. was Lit. 4,708 million and no gain or loss was recorded on the transaction.

In December 1997, the Company entered into an agreement to dispose of its 25% interest in Domer and the promissory notes due from Domer deriving from the Company's 1996 disposal of Immobiliare Broseta S.r.l.described above. The consideration for such sale consisted of Lit. 2,900 million in cash, of which Lit. 1,400 million was paid on December 31, 1997 and Lit. 1,500 million on March 31, 1998, plus the proceeds of sale of 45,977 shares of the Company's Common Stock, plus the proceeds from the sale of certain apartments located in Bergamo. The Company received Lit. 1.1 billion in installment payments from the sale of apartments in 1998 and Lit. 1.4 billion in 1999.

The Company owned an 80% interest in unimproved land aggregating 2,539,020 square meters near Cagliari (Sardinia), Italy which had a book value at December 31, 1998 of Lit. 3,500 million, net of reserves for risks connected with the permitted use of the land and its development. In November 1999, the Company sold this land for Lit. 3,000 billion to Finprogetti S.p.A.

The Company owns 100% of Pastorino Strade S.r.l., which owned concession rights for 196 spaces in a municipal parking garage in Genoa, Italy. The Company disposed of the concession rights in July 1999. The book value of the concession rights was lowered to Lit. 1,600 million at December 31, 1998, reflecting the sale price agreed to.

Structure of the Company

The following is a textual summary of the organizational chart of the Company as of the date of this report.

The Company owns a 99.9% equity interest in Trident Rowan Servizi S.p.A. ("TRS"), an Italian corporation.

TRS owns a 99.9% equity interest in O.A.M. S.p.A., an Italian corporation. In March 2001, the Company purchased a 16.35% equity interest in OAM from Daimler Chrysler Corporation.

OAM owns a 57.7% equity interest in Centerpoint Corporation (in which the Company also owns a 5% interest) and a 100% equity interest in Trident Rowan International S.A., a Luxembourg corporation.

Item 2. Properties

The following facilities were in 1999 leased or owned by the Company in the active conduct of its business:

(a) 1,700 square feet of office space at Two Worlds Fair Drive, Franklin Township, Somerset, NJ 08873, in which are located the United States administrative office of the Company, and which was occupied under a lease expiring in 2001, at a monthly rental of approximately $2,200. This lease was terminated in June 2000.

(b) Factory and office facilities owned in fee and located in Mandello del Lario, Italy in a group of one, two and three story buildings aggregating 54,550 square meters, and which was used by Moto Guzzi. This facility was disposed of in September 2000 as part of the disposal of the Moto Guzzi operations.

(c) Moto Guzzi's parts distribution facility is located at a 3,683 square meter facility in Modena, Italy, under a lease expiring in 2002. This facility was disposed of in September 2000 as part of the disposal of the Moto Guzzi operations.

(d) Offices aggregating 480 square meters in Milan, Italy, are leased from an entity affiliated with Francesco Pugno Vanoni, the former Chairman of the Board of the Company, and his brother, at a cost of Lit. 161 million in 1998 under a lease expiring on August 31, 2000. The rental is believed to be comparable to rents paid for similar facilities elsewhere in Milan. From August 2000, the Company renewed this lease for a part of the offices for a total of 100 square meters for a rental of Lit. 38 million annually through July 2002.

(e) Factory and related commercial facility aggregating approximately 10,000 square meters in Torino, Italy leased by LITA, at an annual rental of Lit. 540 million in 1999 and used at approximately 80% of production capacity, based on equipment in place. This facility was disposed of in July 2000 as part of the disposal of the LITA operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are involved in litigation in the normal course of business. Except as follows, management does not believe that an adverse result in any such action would have a material adverse effect on the Company.

In August 1998, an action entitled "Rawlings Sporting Goods Co., Inc. v. Trident Rowan Group, Inc. et al.," was commenced in the United States District Court for the Northern District of New York by the owner of property located in Salisbury, New York, seeking to hold the Company liable for costs that the owner (Rawlings Sporting Goods Co.) has allegedly incurred in response to the release or threatened release of allegedly hazardous substances on land allegedly owned by the Company between 1948 and 1970, and used by a third party. In an amended complaint served in December 2000, the plaintiff for the first time further alleged that the Company still owns a portion of the allegedly contaminated land.

The action seeks restitution of costs incurred by the plaintiff in responding to the release or threatened release of such substances at the property, in an amount in excess of US$ 1.7 million. The action is in the discovery phase, and the Company intends to contest the action vigorously.

While it is too early to assess the likelihood that the Company will suffer any liability, the Company believes it has meritorious defenses to the action and will contest all claims vigorously. An answer has been filed denying all liability.

In June 1997, the Company was notified that an action had been commenced against it in the Court of Common Pleas, a Pennsylvania state court situated in Philadelphia, entitled "John Wilson et al. v. Trident Rowan Group, Inc. et al," (the "Wilson Litigation"), an action eventually consolidated with a related, companion action against other parties. As a result of detailed communications over the ensuing months between plaintiff, the Company, the Company's insurer, and defense counsel appointed by the insurer, it was learned that the plaintiff was seeking damages for serious burn injuries alleged to have been sustained by the plaintiff in 1996 from working with a starter unit claimed to have been manufactured in the 1950's by a company once owned by a predecessor of the Company.

In mid-1998, approximately one year after onset of the litigation, the Company's insurer notified the Company that it was disclaiming coverage and defense of the suit. The Company then retained new counsel to defend it in the action.

On December 19, 2000, a Settlement Agreement and Release was executed by and between plaintiffs, the Company and I.T.E. Imperial Corporation and Gould Electronics, Inc., the co-defendants in the Wilson Litigation. The Company and Gould each agreed to pay 50% of the $2,050,000 settlement amount, subject to resolution of certain issues between them. The remaining issue, the Company's claim against Gould for indemnification, was litigated on February 16, 2001.

In March 1999, the Company separately brought suit against Travelers Casualty, the Company's insurer, to compel it to resume coverage of the underlying claim and to assume the costs of defense of the personal injury action. In May 2001, the United States District Court granted summary judgment in favor of the Company, holding that Travelers must indemnify the Company for liability incurred and attorney's fees paid in connection with the Wilson litigation, plus interest. Travelers may appeal this decision.

Pursuant to the May 2001 judgment, on June 11, 2001 legal counsel for the Company submitted to the Court a proposed form of judgment requiring Travelers to (i) pay the Company, $2,050,000, plus interest attributable to the sums the Company has and will have to spend in settlement of the Wilson Litigation, (ii) $764,045 plus interest representing costs and attorneys fees incurred in defending the Wilson Litigation, and (iii) $78, 975, plus interest, representing costs and attorneys fees incurred by the Company in prosecuting its claims against Travelers.

On June 11, 2001 Travelers filed with the Court a Motion for Reconsideration of Order or in the Alternative For Resolution of Certain Undecided Issues, seeking reconsideration of the judgment, or in the alternative asking the Court to confirm that Travelers liability is limited to $1,000,000 and that Travelers is entitled to charge the Company a reasonable premium for the liability coverage. In July 2001, legal counsel for the Company filed a motion with the Court responding to Travelers' motion.

On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company is responsible for paying all settlement funds and ordering the Company to pay Gould $1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. On June 27, 2001, the Company's legal counsel advised counsel to Travelers of the judgment and formally tendered to Travelers responsibility for deciding whether any post-trial motions and/or notice of appeal should be filed. On June 29, 2001 legal counsel for Travelers responded that Travelers refused to take any position on the issues. The appeal period for the judgment expired on July 15, 2001, and the judgment became due and payable to Gould on that date.

Item 4. Submission of Matters to Vote of Security Holders

At the 1999 Annual Meeting of Shareholders held at the offices of Kramer, Levin, Naftalis & Frankel, 919 Third Avenue, 41st Floor, New York, NY 10022 at 10:00 a.m. on December 6, 1999 the Company's stockholders were presented with five proposals, as set forth below:

                         PROPOSALS NO. 1 THROUGH NO. 4:

               PROPOSAL NO. 1: TO ESTABLISH THE SIZE OF THE BOARD

The Board proposed to amend the Articles of Incorporation to eliminate provisions fixing the minimum number of directors under certain circumstances.

                                 PROPOSAL NO. 2

      TO ELIMINATE THE REQUIREMENT FOR AT LEAST THREE INDEPENDENT DIRECTORS

The Board proposed to amend the Articles of Incorporation to eliminate the requirement that at least three members of the Board of Directors be independent directors.

                                 PROPOSAL NO. 3

                 TO ELIMINATE A STAGGERED BOARD OF THREE CLASSES

The Board proposed to amend the Articles of Incorporation to eliminate the staggered Board of Directors and to provide for the Board to consist of a single class being elected each year.

                                 PROPOSAL NO. 4

                    TO ELIMINATE PROVISIONS ENTITLING TAMARIX
                        TO NOMINATE UP TO THREE DIRECTORS

The Board proposed to amend the Articles of Incorporation to eliminate provisions giving Tamarix the right under certain circumstances to nominate members of the various classes of directors.

The Company's stockholders were permitted to vote separately with respect to each proposal, but the adoption of each of proposals 1 through 4 was conditioned upon the adoption of the other proposals.

                                 PROPOSAL NO. 5

To elect the following persons as Directors of the Company to serve until the Company's 2000 Annual Meeting and until their successors are elected and qualified:

                                 Emanuel Arbib
                                 Gianni Bulgari

                                 Duncan Chapman
                                 Howard E. Chase
                                 Andrea Della Valle
                                 Mark S. Hauser
                                 Mark B. Segall

The adoption of Proposal No. 5 was conditioned upon the adoption of proposals 1 through 4.

At the special meeting:

     (i) the holders of 3,041,442 shares of the Company's Common Stock (representing 69% of shares of record) voted in favor of Proposal 1;

     (ii) the holders of 3,035,108 shares of the Company's Common Stock (representing 69% of shares of record) voted in favor of Proposal 2;

    (iii) the holders of 3,041,442 shares of the Company's Common Stock (representing 69% of shares of record) voted in favor of Proposal 3;

     (iv) the holders of 3,037,871 shares of the Company's Common Stock (representing 69% of shares of record) voted in favor of Proposal 4;

     (v) the holders of 3,667,066 shares of the Company's Common Stock (representing 83% of shares of record) voted in favor of electing Emanuel Arbib, Gianni Bulgari, Duncan Chapman, Andrea Della Valle, Mark Hauser and Mark Segall as directors of the Company; and

     (vi) the holders of 3,667,016 shares of the Company's Common Stock (representing 83% of shares of record) voted in favor of electing Howard Chase as a director of the Company;

thereby approving each of the Proposals.

PURPOSES AND EFFECTS OF THE AMENDMENTS TO THE ARTICLES OF INCORPORATION

On May 2, 1997, pursuant to an agreement between Tamarix and Finprogetti, S.p.A. ("Finprogetti") dated March 7, 1997 (the "Tamarix/Finprogetti Acquisition Agreement"), Finprogetti sold to Tamarix 1,000,000 shares of the Company's Common Stock owned by Finprogetti. Tamarix and Finprogetti agreed that Finprogetti would have a put right and Tamarix would have a call right with respect to an additional 635,000 shares of Common Stock owned by Finprogetti.

Tamarix assigned to Gianni Bulgari its rights and obligations as to 317,500 shares in February 1999, who subsequently acquired such shares from Finprogetti.

In connection with the Tamarix/Finprogetti Acquisition Agreement, pursuant to an agreement dated April 8, 1997, by and between the Company and Tamarix Capital Corporation (the "Inducement Agreement"), the Company amended its By-Laws, and following shareholder approval at the Annual Meeting of Shareholders on December 9, 1997, the Articles of Incorporation of the Company were amended to provide
(i) for a staggered Board of Directors which includes one or more persons nominated by Tamarix in each of the three classes, (ii) for a representative of Tamarix to be Chairman of the Board of the Company and (iii) that the Board of Directors be expanded and limited to not more than 11 members, under certain circumstances, and otherwise to be limited to 10 members, such Board to include three Tamarix nominees and an additional three independent directors who are experienced in
business  matters  and  otherwise  reasonably   acceptable  to  Tamarix.   These
amendments were all included in individual paragraphs of Article 5 of the Company's Articles of Incorporation and together constitute substantially all of
Article 5.

On March 9, 1999, Tamarix distributed to entities controlled by two of its principals, Gianni Bulgari and Emanuel Arbib, 634,921 shares of Common Stock of the Company theretofore owned by Tamarix pursuant to a December 1998 amendment to an agreement among the Tamarix shareholders. In connection with the resolution of certain disputes between Mr. Bulgari and the Company, Messrs. Hauser, Bulgari, Arbib, Spier and Chase entered into an agreement on September 21, 1999 (the "Settlement Agreement") with the Company providing that among other things, the Company would propose for election the director nominees described above under Proposal 5 and would vote their shares of the Company in support of the election of such persons and the proposed amendments to the Articles of Incorporation set forth above. The parties to the Settlement Agreement beneficially owned, in the aggregate, approximately 58.4% of the outstanding shares of Common Stock of the Company. See "Principal Security Holders." The Settlement Agreement was approved by the Board of Directors after determining that it was in the Company's best interests. The amendments to the Articles of Incorporation were intended to eliminate the governance changes in the Articles of Incorporation, which had been adopted in 1997 to assure Tamarix's continued participation in the governance of the Company and which are inconsistent with the terms of the Settlement Agreement. As a result of the amendments, it is anticipated that it may be easier to effect a change in a majority of the members of the Board of Directors.

The Company's By-Laws were also amended, subject to approval of the above proposals, to eliminate all amendments adopted in accordance with the Inducement Agreement granting special rights to Tamarix.

THE BOARD OF DIRECTORS RECOMMENDED A VOTE FOR THE APPROVAL OF THE ABOVE DESCRIBED PROPOSALS.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

From August 22, 1996 until June 5, 1997, the Company's Common Stock traded on the Nasdaq SmallCap Market under the symbol TRGI. The reported prices represent inter-dealer prices, which do not include retail mark-ups, mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. From June 5, 1997 until March 17, 1999, the Common Stock and the newly issued Warrants traded on the Nasdaq National Market. Since March 18, 1999, the Common Stock and Warrants have been quoted in the Over-The-Counter market Bulletin Board.

                                  Common Stock

                                                     Bid Prices
                                             ---------------------------
                                             High Bid           Low Bid
                                             --------           -------
          1997       1st Quarter               9-1/2             7-3/8
                     2nd Quarter               8-1/2             4-7/8
                     3rd Quarter               7-1/4             4-1/8
                     4th Quarter               7-1/8             4-15/16
          1998       1st Quarter               6-3/4             3-9/16
                     2nd Quarter               7-1/2             5
                     3rd Quarter               6-9/16            4
                     4th Quarter               5-7/16            3
          1999       1st Quarter               7                 4 1/8
                     2nd Quarter               6-7/16            4-5/8
                     3rd Quarter               5                 1-15/16
                     4th Quarter               4-1/4             1-1/8
          2000       1st Quarter               3-3/4             2-7/8



                                     Warrants

                                                     Bid Prices
                                             ---------------------------
                                             High Bid           Low Bid
                                             --------           -------
          1997       2nd Quarter from          1-1/8              3/8
                     June 5
                     3rd Quarter               1-7/16             11/32
                     4th Quarter               1-3/8              3/4
          1998       1st Quarter               1                  7/16
                     2nd Quarter               1-7/16             3/4
                     3rd Quarter               15/16              3/8
                     4th Quarter               27/32              3/16
          1999       1st Quarter               1-1/16             9/16
                     2nd Quarter               13/16              7/16
                     3rd Quarter               15/32              7/32
                     4th Quarter               1-1/4              1/16
          2000       1st Quarter               6/16               3/32


As of August 8, 2001 there were approximately 1000 holders of record of the Company's Common Stock.

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

Item 6.           Selected Financial Data

The selected consolidated financial data set forth below for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the Company's audited financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and such financial statements, including the notes thereto, included elsewhere in this Form 10-K.

                                                            Year ended December 31,
                                    ----------------------------------------------------------------------
                                       1999        1999        1998         1997         1996         1995
      Income Statement Data         US$000(a)      Lit.m       Lit.m        Lit.m        Lit.m       Lit.m
                                    ---------      -----       -----        -----        -----       -----
Net Sales(b) ....................   $  1,033     Lit.1,987     Lit.3,775  Lit.2,535  Lit.2,757   Lit.2,085
Loss from continuing operations .     (3,400)       (6,541)       (6,485)    (9,803)   (11,202)     (5,458)
Net profit/loss .................      1,292(c)      2,485(c)    (25,019)   (22,477)   (15,001)     (6,980)
Cash dividends per common share .       --            --            --         --         --          --
Balance Sheet Data
Total assets ....................     12,322        23,706        23,938     55,089     79,877     122,180
Long-term debt net of current
portion .........................   6,5678,609      12,634         1,271      2,316     10,839      13,900
Loss per share(b)
Continuing operations ...........      (0.79)       (1,528)       (1,415)    (2,131)    (2,440)     (1,615)
Discontinued operations .........       1.10(c)      2,109(c)     (4,043)    (2,755)      (828)       (450)


Figures for 1995 through 1999 have been restated to reflect the discontinuance of the Moto Guzzi and LITA businesses.

     (a) Converted solely for the convenience of the reader at Lit. 1,924 : US$ 1.00, the approximate rate as at December 31, 1999.

     (b) As the company had losses from continuing operations in each of the years 1995 through 1999, all options, warrants and other dilutive instruments were antidilutive for each of the years above.

     (c) Includes US$ 13,429/Lit. 25,837 gain relating to the merger of the discontinued Moto Guzzi business with North Atlantic Acquisition Corp. equal to US$ 3.14/Lit. 6,036 per share.

Exchange Rates

Since all of the production, and much of the sales, of the Company occurred in Italy, the Company's primary financial statements are reported in Italian Lira, the functional currency of the Company as defined by generally accepted accounting principles. U.S. Dollar translations are provided solely for the reader's convenience and have been made at the approximate rate of 1,924 Lira to the dollar as of December 31, 1999.

Prior to September 1992, the Bank of Italy maintained the value of the Lira within the narrow band contemplated by the Exchange Rate Mechanism (the "ERM") of the European Monetary System (the "EMS"). On September 17, 1992, in response to strong downward pressure on the exchange rate of the Lira against other EMS currencies that continued despite intervention by the Bank of Italy and the central banks of other nations participating in the EMS, the Italian government, in consultation with the Bank of Italy, suspended the Lira from the ERM. Following this suspension, the value of the Lira immediately declined by approximately 20% against the main EMS currencies with similar consequent depreciation against the U.S. Dollar. The Lira was readmitted into the ERM on November 25, 1996. On January 1, 1999, Italy participated as one of the 11 European countries in a European common currency, the Euro.

The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in Lira per dollar (rounded to the nearest Lira):

            Calendar Year    High      Low       Average       End of Period
            -------------    ----      ---       -------       -------------
                2000        2,340     1,874       2,103            2,061
                1999        1,933     1,631       1,819            1,924
                1998        1,823     1,590       1,733            1,656
                1997        1,837     1,520       1,703            1,768
                1996        1,606     1,499       1,542            1,522
                1995        1,767     1,565       1,626            1,588

Fluctuations in the exchange rates between the Lira and the Dollar will affect the Dollar equivalents of the Company's reported revenues and earnings. The Company does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Portions of the discussion and analysis below contain certain "forward looking" statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, lack of adequate capital to continue operations, changes in currency exchange rates, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

General

In calendar year 2000, the Company disposed of two of its industry segments with the sale of its motorcycle and steel tube operations, as discussed in Item 1. These have been accounted for as discontinued operations and the results of operations for 1999 and prior years have been restated to reflect the discontinuance.

Year ended December 31, 1999 compared to Year ended December 31, 1998

                                                      Dec. 31,
                                                        1999                  Dec. 31, 1998
                                                       Lira m.                   Lira m.
                                                      --------                --------------
Net sales .......................................       1,987        100.0%         3,775         100.0%
Cost of sales ...................................      (1,055)       (53.1%)       (2,447)        (64.8%)
                                                          932         46.9%         1,328          35.2%
Selling, general and administrative expenses ....      (5,829)      (293.4%)       (6,303)       (167.0%)
Impairment expense ..............................        (900)       (45.3%)       (2,688)        (71.2%)
Operating loss ..................................      (5,797)      (291.8%)       (7,663)       (203.0%)
Interest expense ................................        (589)       (29.6%)         (761)        (20.2%)
Interest income .................................       1,178         59.3%         1,554          41.2%
Other income, net ...............................      (1,245)       (62.7%)          546          14.5%
Loss from continuing operations before Income taxes    (6,453)      (324.8%)       (6,324)       (167.5%)
    and minority interests ......................
Income taxes ....................................         (88)        (4.4%)         (161)         (4.3%)
Profit/(loss) from continuing operations ........      (6,541)      (329.2%)       (6,485)       (171.8%)
Discontinued operations: ........................       3,324                     (21,374)
Losses of motorcycle segment after income taxes of    (22,976)                    (21,802)
    Lit. 88 and Lit. 519 ........................
Gain on merger of motorcycle subsidiary .........      25,837                          --
Profit of steel tube segment after income taxes of        708                         428
    Lit. 164 and Lit. 0 .........................
Provision for loss on disposal of steel tube             (245)                         --
    segment .....................................
Minority interests ..............................       5,702                       2,840
Net profit/(loss) ...............................       2,485                     (25,019)

Net sales principally represent sales of the Company's temporary management services subsidiary, TIM. Net sales in 1999 include sales to the steel tube operations of Lit. 389 million in respect of performance based fees for TIM's management intervention and Lit. 287 million in 1998 in respect of a TIM manager who supervised the steel tube operations. The decrease in sales in 1999 compared to 1998 principally results from fact that 1998 includes a significant intervention by TIM on behalf of a Swiss client in connection with its acquisition of a business in Italy.

Gross margins increase as ant incidence of net sales in 1999 compared to 1998 due to the significant effect of the Lit. 389 million performance-based fee charged by TIM to the steel tube operations.

The reduction of Lit. 474 million or 7.5% in selling general and administrative expenses in 1999 compared to 1998 reflects cost reductions implemented by the Company. The cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs in 1999 and 1998 and of corporate restructuring programs. Further, in 1999, corporate salaries included an amount of Lit. 481 million (US$250,000) in respect of the issuance of a $250,000 5% Debenture to Emanual Arbib, a director of the Company in respect of his efforts in raising $6 million from the issuance of the 5% Debentures to third parties. Cost savings achieved were also partially offset by the average US$ : Lira exchange rate which was 5% higher in 1999 compared to 1998. Higher legal costs were incurred in 1999 compared to 1998 principally in connection with the U.S. litigation described in Item 3. Significant elements of selling, general and administrative costs are as follows:

                                               Dec. 31 1999   Dec. 31 1998
                                                   Lit. m         Lit. m
                                               ---------------------------
Corporate salaries ............................    1,421          1,157
Legal costs ...................................      938            547
Other costs....................................    2,570          3,208
Temporary management services subsidiary ......      900          1,391
                                               ---------------------------
                                                   5,829          6,303
                                               ===========================

Other costs include rent and office expenses for the Company's offices in New Jersey (closed in 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

Impairment expense in 1999 reflects Lit. 500 million in respect of the December 1999 disposal of land in Sardinia and Lit. 400 million impairment of trademarks and other intangibles of TIM, to reflect the 2000 terms of sale of this subsidiary. In 1998, impairment expense reflected reserves made for the Company's concession rights over parking spaces in Genoa in the light of negotiations for their disposal, completed in 1999.

Interest expense in 1999 principally reflects interest on residual Italian loans dating from when OAM was operative (prior to 1993) and interest on bridge financing provided in October 1998 by Tamarix and Mr. Giovanni Bulgari repaid in November and May 1999 respectively. Final installments on the OAM loans are due to be paid in 2001. In 1998, interest principally reflects the same items as in 1999 and additionally interest on the Company loan note issued to the company pursuant to its 1996 stock redemption program and repaid in October 1998.

The principal elements of interest income in 1999 are Lit. 916 million receivable by OAM in respect of the value of warrants of Moto Guzzi Corporation issued to OAM as remuneration for the ongoing provision of finance to the disposed motorcycle operations, Lit. 176 million other interest paid to OAM by the disposed motorcycle operations and, for the balance, interest receivable on cash balances and tax receivables. In 1998, Lit. 533 million of interest receivable is in respect of OAM financing of the disposed motorcycle operations and the balance was principally of interest on cash and short-term fixed interest investments.

Significant elements of other income, net were as follows:

                                                   Dec. 31 1999   Dec. 31 1998
                                                      Lit. m         Lit. m
                                                  -----------------------------
Foreign exchange .................................       (2)            (2)
Release of reserves for claims ...................    1,009            714
Additional reserve for U.S. litigation............   (2,970)            --
Rental income ....................................       80            150
Other ............................................      638           (316)
                                                  -----------------------------
                                                     (1,245)           546
                                                  =============================

The U.S. litigation is described in Item 3 of this report. Additional reserve was made in 1999 in light of preliminary judgments -see Item 3 which is hereby incorporated by reference. Release of reserves for claims principally relates to reserves made in respect of companies disposed in the early 1990's based on final settlements of claims deriving from such disposals.

As a result of the above items, losses from continuing operations were substantially unchanged at Lit. 6.5 billion in 1999 compared to 1998. Losses from the discontinued motorcycle operations increased to Lit. 23.0 billion in 1999 compared to Lit. 21.8 billion in 1998 as benefits from an 11% increase in unit sales volumes were offset by the effects of product mix and higher selling, general and administrative expenses from increased U.S. selling expenses, marketing costs for a new product launch and the higher costs of being a quoted company from March 1999 following the merger of the motorcycle operations with and into North Atlantic Acquisition Corp., which merger generated a gain of Lit
25.8 billion. This merger and the gain is described in Note 3 to the financial statements and in Item 1, above. The Company had hoped that the merger and the status of Moto Guzzi as a public company would have enabled the business to raise the further capital needed to refurbish its operations and increase production and sales, but when such further financing was not forthcoming and with operations affected adversely by a liquidity crisis from the second half of 1999, a merger with or disposal to another better financed party became the only viable strategic alternatives. The motorcycle operations were sold in September 2000 following a public auction process, again described above in Item 1 and in the Notes to the Financial Statements.

The Company also sold its steel tube operations in 2000. While this business was profitable in 1999 and 1998, mainly due to favorable market conditions and prices, it did not present opportunities for growth and future profits which justified further investment. Consequently it was disposed to a trade purchaser.

The Company has classified minority interests after losses from continuing operations, as substantially all of the minority interests reflect minority shareholders' interests in the discontinued motorcycle operations.

Year ended December 31, 1998 compared to Year ended December 31, 1997

                                                           Dec. 31                    Dec. 31
                                                          1998                         1997
                                                          Lira m.                     Lira m.
                                                          -------                     -------
Net sales ........................................          3,775       100.0%          2,535      100.0%
Cost of sales ....................................         (2,447)      (64.8%)        (1,570)     (61.9%)
                                                            1,328        35.2%            965       38.1%
Selling, general and administrative
     expenses ....................................         (6,303)     (167.0%)        (8,151)    (321.5%)
Impairment expense ...............................         (2,688)      (71.2%)        (4,001)    (157.8%)
Operating loss ...................................         (7,663)     (203.0%)       (11,187)    (441.3%)
Interest expense .................................           (761)      (20.2%)          (832)     (32.8%)
Interest income ..................................          1,554        41.2%          2,516       99.3%
Other income, net ................................            546        14.5%          2,046       80.7%
Loss from continuing operations before income taxes
     and minority interests ......................         (6,324)     (167.5%)        (7,457)    (294.2%)
Income taxes .....................................           (161)       (4.3%)          (222)      (8.8%)
Charge for issuance of warrants ..................             --        (4.3%)        (2,124)     (83.8%)
Loss from continuing operations ..................         (6,485)     (171.8%)        (9,803)    (386.7%)
Discontinued operations: .........................        (21,374)                    (13,715)
Losses of motorcycle segment after income taxes of
     Lit. 519 and Lit. 235 .......................        (21,802)                    (14,164)
Profit of steel tube segment after income taxes of
     Lit. 0 and Lit. 0 ...........................            428                         449
Minority interests ...............................          2,840                       1,041
Net loss .........................................        (25,019)                    (22,477)

Net sales principally represent sales of the Company's temporary management services subsidiary, TIM. Net sales in 1998 and 1997 include sales to the steel tube operations of Lit. 287 million and Lit. 204 million in respect of a TIM manager who supervised the steel tube operations. The increase in sales in 1998 compared to 1997 principally results from a significant intervention by TIM on behalf of a Swiss client in connection with its acquisition of a business in Italy in the first quarter of 1998.

The  reduction  of  Lit.  1,848  million  or  22.7%  in  selling,   general  and
administrative expenses in 1998 compared to 1997 reflects cost reductions implemented by the Company following its decision to focus resources on its Moto Guzzi motorcycle business and not invest in its other businesses.

The cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs. Significant elements of selling, general and administrative costs are as follows:

                                                       Dec. 31   Dec. 31
                                                        1998      1997
                                                       Lit. m    Lit. m
                                                      -----------------
            Corporate salaries .....................   1,157     1,442
            Legal costs ............................     547       280
            Other costs ............................   3,208     5,328
            Temporary management services subsidiary   1,391     1,101
                                                      -----------------
                                                       6,303     8,151
                                                      =================

Other corporate costs include rent and office expenses for the Company's offices in New Jersey and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy. The principal areas of reduction in 1998 compared to 1997 resulted from the trimming of administrative staff in the Milan, Italy, office and New Jersey offices and reductions in travel and related expenses.

Impairment expense in 1998 reflected reserves made for the Company's concession rights over parking spaces in Genoa in the light of negotiations for their disposal, completed in 1999. In 1997, consequent to decisions to focus resources only on the Moto Guzzi business, impairment expense reflected Lit. 3,000 million in respect of trademarks and other intangibles of TIM and Lit. 1,001 million in respect of goodwill.

Interest expense in 1998 principally reflects interest on residual Italian loans dating from when OAM was operative, interest on bridge financing provided in October 1998 by Tamarix and Mr. Giovanni Bulgari repaid in November and May 1999 respectively and interest on the Company loan note issued to the Company pursuant to its 1996 stock redemption program and repaid in October 1998. In 1997, interest principally related to the OAM loans, the Company loan note to the Company and on real estate loans for the first quarter of 1997 when such loans were disposed along with the real estate.

The principal elements of interest income in 1998 and 1997 are interest receivable on cash balances and tax receivables. Interest income also includes Lit. 533 million and Lit. 371 million in 1998 and 1997 respectively of interest receivable in respect of OAM financing of the disposed motorcycle operations. Interest income was greater in 1997 than 1998 due to higher interest rates and also increased cash and short-term investments in 1997. In part, increased interest income results from the effects of interest for the whole of 1997 as compared to 6 months of 1998 on certain funds pledged as collateral for share repurchases effected in 1997 - See Note 4 to the Financial Statements.

Significant elements of other income, net were as follows.

                                                   Dec. 31    Dec. 31
                                                    1998       1997
                                                   Lit. m     Lit. m
                                                 ---------------------
               Foreign exchange .............       (2)       1,851
               Release of reserves for claims      714           --
               Rental income ................      150          477
               Other ........................     (316)        (282)
                                                 ---------------------
                                                   546        2,046
                                                 =====================

Exchange gains were principally in respect of bridge financing, until completion of the Company's June 1997 public Common Stock offering, by the Company's Italian subsidiaries to the U.S. parent.. Release of reserves for claims principally relates to reserves made in respect of companies disposed in the early 1990's based on final settlements of claims deriving from such disposals.

The Company booked a charge in 1997 of Lit. 2,124 million in respect of 1,250,000 warrants issued to the manager of Tamarix in connection with a change of control of the Company - see Note 1 to the Financial Statements.

As a result of the above items, losses from continuing operations decreased to Lit. 6.5 billion in 1998 from Lit. 9.8 billion in 1997.

Losses from the discontinued motorcycle operations increased to Lit. 21.8 billion in 1998 compared to Lit. 14.2 billion in 1997. In summary, the increased loss resulted firstly from a decision to grow the business, along with the decision not to pass on material and cost increases in selling prices, increased research and development expenditure and increased marketing, sales and general management in connection with expansion of operations in the U.S. and France and plans to improve all areas of its business. Moto Guzzi then incurred losses related to inefficiencies deriving from inadequate funds to pursue such a growth strategy (a higher incidence of fixed production costs on reduced production volumes consequent to new model introductions and component shortages related to liquidity shortages, reorganization costs connected with refocusing of short term strategies and product offerings in line with limited availability of funds reduced finance). As discussed above, the financial restraints and consequences evidenced in 1998 persisted and led to the decision to dispose of the operations.

The Company has classified minority interests after losses from continuing operations, as substantially all of the minority interests reflect minority shareholders' interests in the discontinued motorcycle operations.

Liquidity and Capital Resources

Overview

The Consolidated Statements of Cash Flows in the Financial Statements evidence a consistent trend in 1997 to 1999 of the Company raising funds through the realization of investments, assets and receivables and from capital markets (in 1997 from a public offering of its shares, in 1998 from loans from related parties following unsuccessful attempts to raise funds from public markets and in 1999 from the issuance of a convertible debenture) which funds were then principally applied to finance the discontinued motorcycle operations and to finance losses from continuing operations. In 1998, the Company also applied the proceeds realized from the sale of investments to meet share purchase commitments -- secured for the major part by those investments sold -- see Note 4 to the Financial Statements.

Significant cash activities in 1999

In 1999, the principal asset realizations were Lit. 6.0 billion of tax receivables and proceeds from the sales of the Company's concession rights over parking spaces in Genoa (Lit. 1.6 billion) and land in Sardinia (Lit. 3.0 billion). The Company also continued to collect receivables, principally installments from the sale of real estate in prior years for Lit. 2.0 billion.

From such proceeds, the Company was able to fund 1999 losses, repay Lit. 6.6 billion in respect of related party loans (which had been raised in 1998 to fund the motorcycle operations and the Company loan note repayments to the Company), pay down debt installments of its OAM subsidiary and set aside Lit. 3.1 billion in short-term investments to meet the estimated remaining loan installments and expenses through eventual closure of its OAM subsidiary.

The discontinued motorcycle operations were financed in the first part of 1999 by the proceeds from the merger of the Company's Moto Guzzi Corp. subsidiary with and into North Atlantic Acquisition Corp., as described in Item 1, above and Note 3 to the Financial Statements. In August 2000, certain Moto Guzzi directors and their affiliates provided US$ 1.25 million (Lit. 2.3 billion) to meet urgent cash needs of the motorcycle operations. By the end of 1999, the motorcycle operations were again suffering from a liquidity crisis which threatened the Company's ability to effect an orderly disposal. The Company raised Lit. 10.7 billion, net, from issuance in December 1999 of a 5% convertible debenturebond (See Note 10 to the Financial Statements) to partly meet these needs.

Of the proceeds of the 5% Convertible Debentures issued by the Company in December 1999, US$3,500,000 (Lit. 6.9 billion at the then prevailing exchange rate) was used in February 2000 to subscribe to Series B Preferred Stock of Centerpoint Corporatation, which along with US$ 6 million from external investors, was sufficient to finance the motorcycle operations through their eventual disposal. See Item 1, above and Notes to the Financial Statements for details of the Centerpoinyt Series B Preferred Stock issuance and the disposal of the motorcycle operations.

Future liquidity needs

Upon disposal of the motorcycle operations, the Company's 62.7% subsidiary received Lit. 60.3 billion in net proceeds. It also has the right to receive, in September 2001 and 2007, any remaining part of two escrow accounts containing a total of Lit. 9.4 billion, after satisfaction of any valid claims, pursuant to the sale agreement, on such escrow accounts by the purchaser of the motorcycle operations.

From these proceeds, Centerpoint redeemed its Series B Preferred Stock, along with accrued dividends, on September 30, 2000. The Company received the proceeds of US$ 3.5 million (Lit. 7.7 million at the then prevailing exchange rate) from the redemption of such stock, and its OAM subsidiary received US$ 1.6 million (Lit. 3.5 billion). The Company also received Lit. 1.5 billion and will receive a further Lit.1.0 billion in 2001 from the sale of its steel tube operations.

In July 2000, the Company negotiated an agreement to purchase the shares of the minority shareholder in OAM for US$ 2.5 million, and the Company acquired this interest in March 2001. This purchase will enable an orderly winding-up of OAM and the Company's corporate structure in Italy, though such winding-up is likely to may take up to several years due to tax complications.

Centerpoint's (then Moto Guzzi's) Agreement with the Company and OAM to present a liquidation proposal to its stockholders following the Closing of the Sale of its operations to Aprilia

In order to induce OAM to deliver its letter to Aprilia, Centerpoint agreed with OAM and the Company by letter dated April 14, 2000 that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that Centerpoint would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of Centerpoint's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by the Company and OAM to July 15, 2001.

Since the closing of the sale, with the knowledge and consent of the Company, Centerpoint has sought to find a suitable operating company to acquire or merge with using the proceeds from the sale. Centerpoint has advised the Company that if it finds a suitable acquisition or merger candidate then it will probably propose the acquisition of, or merger with, such entity as an alternative to liquidation.

Under Delaware Law, any liquidation of Centerpoint will require the approval of the holders of a majority of Centerpoint's Class A common stock, and compliance by Centerpoint with applicable Securities and Exchange Commission regulations concerning any proposed liquidation. However, because OAM owns 58% of Centerpoint's Class A common stock, it can approve a liquidation even if no other Centerpoint stockholders vote in favor of it. Conversely, a liquidation will not be approved unless OAM votes in favor of it. Although OAM and the
Company originally insisted that Centerpoint agree to submit a liquidation proposal its stockholders, OAM is not committed to vote its shares of Class A common stock for a liquidation proposal. Unless the Company and OAM amend the April 14th letter to eliminate the requirement that Centerpoint submit a liquidation proposal to its stockholders, or otherwise terminate the letter, Centerpoint will be required to submit a liquidation proposal to its stockholders.

Centerpoint Loan;  Early payoff of the Company's 5% Convertible Debentures

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company $4,200,000. On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of $6,000,000 of the Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. $250,000 of the Debentures remains outstanding. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and is secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM.

Settlement of Wilson Litigation

As discussed in item 3 above, in December 2000, the Company and Gould, the co-defendant in the Wilson Litigation executed a settlement agreement and release with the plaintiff under which each of the Company and Gould paid US $1,025,000 to settle the claims with the plaintiff. On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US $1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs.

Item 8.       Financial Statements and Supplementary Data

                            TRIDENT ROWAN GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Public Accountants .............................     51

Consolidated Balance Sheets - Assets..................................     52

Consolidated Balance Sheets - Liabilities and Shareholders'
Equity (Deficit) .....................................................     53

Consolidated Statements of Operations ................................     54

Consolidated Statements of Changes in Shareholders'
Equity (Deficit) .....................................................     55

Consolidated Statements of Cash Flows ................................     56

Notes to Consolidated Financial Statements ...........................     58

                            TRIDENT ROWAN GROUP, INC.



                     Consolidated Financial Statements As of

                           December 31, 1999 and 1998

                                  Together with

                    Report of Independent Public Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders and Board of Directors

     Trident Rowan Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Trident Rowan Group, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1999, expressed in Italian Lire. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Trident Rowan Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     In our auditors' report dated May 21, 1999, our opinion on the 1998 consolidated financial statements included an explanatory fourth paragraph to call attention on the recurring losses from operations and negative cash flows suffered by the Company. In addition, the Company had to meet certain debt repayment obligations for which financing had yet to be arranged. All of these matters raised substantial doubt about its ability to continue as a going concern. The consolidated financial statements did not include any adjustment that might result from the outcome of this uncertainty. As explained in Note 21, on September 7, 2000, Centerpoint Corporation (formerly Moto Guzzi Corporation), a subsidiary of Trident Rowan Group, closed the sale of all its operating subsidiaries.

     Total  proceeds from the sale were Lire 79,500 million  (approximately  US$
35.6 million). As a result of this transaction, in our present opinion on the 1998 consolidated financial statements, as presented herein, this explanatory fourth paragraph has been removed.

ARTHUR ANDERSEN S.p.A.


October 16, 2000

(except with respect to the matters discussed in Note 21

"Centerpoint Loan: Early payoff of the Company's

5% Convertible Debentures" , "United States Litigation"

and "Aprilia Claims under the Share Purchase Agreement;

Payment by IMI; Request for Arbitration"

as to which the date is July 26, 2001)



Milan, Italy

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1999 and 1998

                                                              Dec. 31                     Dec. 31
                                                               1999          1999           1998
                                                             --------     ----------     ----------
                                                              US$'000       Lit. m         Lit. m
ASSETS
Cash and cash equivalents ................................   $  6,480     Lit.12,468     Lit.3,044
Marketable securities, at cost ...........................      2,113          4,066           955
Receivables ..............................................        917          1,764         3,255
     Trade ...............................................        249            478           681
     Other receivables ...................................        668          1,285         2,574
Prepaid Expenses .........................................        101            195           629
                                                             --------     ----------     ----------
TOTAL CURRENT ASSETS .....................................      9,611         18,493         7,883
                                                             --------     ----------     ----------
 Property, plant and equipment ...........................        152            292           418
     At cost .............................................        292            562           606
     Less allowance for depreciation .....................       (140)          (270)         (188)
Trademark and other intangibles, net of amortization of
     Lit. 1,450 (1998 - Lit. 1,350 million) ..............         78            150           650
Goodwill, net of amortization of Lit. 425 (1998 - Lit 405)         57            110           130
Unamortized debt charges .................................        446            858            --
Land for development .....................................         --             --         3,500
Concession rights ........................................         --             --         1,600
Tax receivables ..........................................      1,159          2,229         8,351
Other assets .............................................         19             36           331
Net assets of discontinued steel tube operations .........        800          1,538         1,075
                                                             --------     ----------     ----------
TOTAL ASSETS .............................................   $ 12,322     Lit.23,706     Lit.23,938
                                                             ========     ==========     ==========

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1999 and 1998

                                                                 Dec. 31                     Dec. 31
                                                                  1999        Dec. 31 1999    1998
                                                                 US$'000        Lit. m       Lit. m
                                                                --------     -----------   -----------
LIABILITIES
Current portion of long-term debt .......................            287             553         1,004
Amounts due to related parties ..........................             90             173         6,411
Accounts payable ........................................            981           1,888         2,433
Accrued expenses and other payables .....................          2,481           4,773         2,121
                                                                --------     -----------   -----------
TOTAL CURRENT LIABILITIES ...............................          3,839           7,387        11,969
                                                                --------     -----------   -----------
Net liabilities of discontinued motorcycle operations ...          4,521           8,697         3,665
Long-term debt, less current portion ....................          6,567          12,634         1,271
Provision for claims ....................................          2,963           5,700         3,120
Minority interests ......................................          3,306           6,362        10,907
Advances for subsidiary stock subscription ..............          1,250           2,405            --
Preferred stock of subsidiary ...........................                             --        13,132
SHAREHOLDERS' DEFICIT ...................................        (10,124)        (19,479)      (20,126)
Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,4,119,900 (1998 - 4,419,900)
     shares outstanding, ................................             55             106           106
Additional paid-in capital ..............................         54,363         104,594       104,032
Treasury stock, at cost .................................        (24,701)        (47,524)      (45,865)
Accumulated other comprehensive income ..................           (373)           (717)           24
Accumulated deficit .....................................        (39,468)        (75,938)      (78,423)
                                                                --------     -----------   -----------
LIABILITIES AND SHAREHOLDERS' DEFICIT ...................       $ 12,322     Lit. 23,706   Lit. 23,938
                                                                ========     ===========   ===========

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 1999, 1998 and 1997

                                            Dec. 31 1999   Dec. 31 1999   Dec. 31 1998   Dec. 31 1997
                                            ------------   ------------   ------------   ------------
                                              US$'000       Lit. m           Lit. m          Lit. m
Net sales ..............................         1,033     Lit. 1,987     Lit. 3,775     Lit. 2,535
Cost of sales ..........................          (548)        (1,055)        (2,447)        (1,570)
                                             ---------     ----------    ------------   ------------
                                                   485            932          1,328            965
Selling, general and administrative
     expenses ..........................        (3,030)        (5,829)        (6,303)        (8,151)
Impairment expense .....................          (468)          (900)        (2,688)        (4,001)
                                             ---------     ----------    ------------   ------------
Operating loss .........................        (3,013)        (5,797)        (7,663)       (11,187)
Interest expense .......................          (306)          (589)          (761)          (832)
Interest income ........................           612          1,178          1,554          2,516
Other income, net ......................          (647)        (1,245)           546          2,046
                                             ---------     ----------    ------------   ------------
Loss from continuing operations before
     income taxes ......................        (3,354)        (6,453)        (6,324)        (7,457)
Income taxes ...........................           (46)           (88)          (161)          (222)
Charge for issuance of warrants ........            --             --             --         (2,124)
                                             ---------     ----------    ------------   ------------
Loss from continuing operations ........        (3,400)        (6,541)        (6,485)        (9,803)
Discontinued operations (Note 3) .......         1,728          3,324        (21,374)       (13,715)
     Loss of motorcycle operations after
     income taxes of Lit. 88, Lit. 519
     and Lit. 235 ......................       (11,942)       (22,976)       (21,802)       (14,164)
     Gain on merger of motorcycle
     operations ........................        13,429         25,837             --             --
     Profit of steel tube operations
     after income taxes of Lit. 164,
     Lit. 0 and Lit. 0 .................           368            708            428            449
     Provision for loss on disposal ....          (127)          (245)            --             --
Minority interests .....................         2,964          5,702          2,840          1,041
                                             ---------     ----------    ------------  ------------
Net profit/(loss) ......................        $1,292     Lit. 2,485    Lit.(25,019)  Lit. (22,477)
                                             =========     ==========    ============ =============
     PROFIT/(LOSS) PER SHARE ...........           US$           Lit.           Lit.           Lit.
Continuing operations ..................         (0.79)   Lit. (1,528)   Lit. (1,415)   Lit. (2,131)
Discontinued operations & minority
     interest ..........................          1.10          2,109         (4,043)        (2,755)
                                                  0.31            581         (5,458)        (4,886)
                                             =========     ==========    ============   ============
Weighted average number of shares
     Outstanding during the period:
Basic ..................................     4,280,767      4,280,767      4,584,237      4,600,285
                                             =========     ==========    ============   ============
Fully diluted ..........................     4,286,687      4,286,687      4,696,922      4,704,003
                                             =========     ==========    ============   ============


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Deficit) And Comprehensive Income/(Loss)
Years ended December 31, 1999, 1998 and 1997

                                                                   Additional
                                                        Common      paid-in     Treasury   Translation
                   Lire million                          stock      Capital      stock      adjustment
                                                        --------    --------    --------    --------
At January 1, 1997                              Lit.m         69      77,145     (27,411)      1,854

Net loss                                                      --          --          --          --
Translation adjustment                                        --          --          --      (2,008)
Reclassify shares subject to repurchase                       (2)     (1,608)         --          --
Repurchase of shares                                           2       2,459      (2,510)         --
Issuance of warrants                                          --       2,124          --          --
Issuance of shares                                            19      10,237          --          --
Accretion expense, net of exchange movements                  --          --          --          --
                                                        --------    --------    --------    --------

At December 31, 1998                            Lit.m         88      90,357     (29,921)       (154)

Net loss                                                      --          --          --          --
Translation adjustment                                        --          --          --         178
Accretion expense, net of exchange movements                  --          --          --          --
Repurchase of shares                                          14      13,203     (15,944)         --
Issuance of shares                                             4       1,680          --          --
Less: Shares not vested as at Dec. 31, 1998                   --      (1,208)         --          --
                                                        --------    --------    --------    --------

At Dec. 31, 1999                                Lit.m        106     104,032     (45,865)         24

Net profit                                                    --          --          --          --
Translation adjustment                                        --          --          --        (741)
Vesting of shares subject to forfeit                          --         562          --          --
Repurchase of shares                                          --          --      (1,659)         --
                                                        --------    --------    --------    --------
At December 31, 1999                            Lit.m        106     104,594     (47,524)       (717)

At December 31, 1999                           $'000          55      54,363     (24,701)       (373)
                                                        ========    ========    ========    ========

                                                       Accretion                TOTAL       Shares    Comprehensive
                                                       expense,  Accumulated SHAREHOLDERS' subject to   income/
                                                         Net        deficit    EQUITY      Repurchase   (loss)
                                                       --------    --------    --------    --------    --------
At January 1, 1997                              Lit.m       100     (30,927)     20,830      13,968

Net loss                                                     --     (22,477)    (22,477)         --     (22,477)
Translation adjustment                                       --          --      (2,008)         --      (2,008)
Reclassify shares subject to repurchase                      --          --      (1,610)      1,610          --
Repurchase of shares                                         49          --           0      (2,510)         --
Issuance of warrants                                         --          --       2,124          --          --
Issuance of shares                                           --          --      10,256          --          --
Accretion expense, net of exchange movements             (2,623)         --      (2,623)      2,623      (2,623)
                                                       --------    --------    --------    --------    --------

At December 31, 1998                            Lit.m    (2,474)    (53,404)      4,492      15,691     (27,108)

Net loss                                                     --     (25,019)    (25,019)         --     (25,019)
Translation adjustment                                       --          --         178          --         178
Accretion expense, net of exchange movements               (253)         --        (253)        253        (253)
Repurchase of shares                                      2,727          --          --     (15,944)         --
Issuance of shares                                           --          --       1,684          --          --
Less: Shares not vested as at Dec. 31, 1998                  --          --      (1,208)         --          --
                                                       --------    --------    --------    --------    --------

At Dec. 31, 1999                                Lit.m        --     (78,423)    (20,126)         --     (25,094)

Net profit                                                   --       2,485      2,4855          --       2,485
Translation adjustment                                       --          --        (741)         --        (741)
Vesting of shares subject to forfeit                         --          --         562          --          --
Repurchase of shares                                         --          --      (1,659)         --          --
                                                       --------    --------    --------    --------    --------

At December 31, 1999                            Lit.m        --     (75,938)    (19,479)         --       1,744

At December 31, 1999                            $'000        --     (39,468)    (10,124)         --         906
                                                        ========    ========    ========    ========    ========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 1999, 1998 and 1997

                                                          Dec.31       Dec.31       Dec.31       Dec.31
                                                           1999         1999         1998         1997
                                                          US$'000      Lit. m       Lit.m         Lit.m
                                                         ------------------------------------------------
Net loss from continuing operations ................      (3,400)      (6,541)      (6,485)      (9,803)
Adjustments to reconcile net loss to net cash
     provided/(used)  by continuing operations:
Depreciation and amortization ......................         112          216          377          894
Non-cash finance income from discontinued operations        (476)        (916)        (443)        (179)
Issuance of Tamarix warrant ........................          --           --           --        2,124
Loss on disposals of subsidiaries ..................         295          567           --           --
Impairment reserves ................................         208          400        2,688        4,001
Other operating activities .........................         772        1,486           32         (954)
Changes in operating assets and liabilities:
Receipt of tax receivable ..........................       3,120        6,002           --          956
Trade and other receivables ........................       1,016        1,955        2,938        4,682
Prepaid expenses ...................................         175          334         (303)         582
Accounts payable and accrued expenses ..............        (310)        (597)          83         (606)
Related party payables .............................         (57)        (110)         199           87
                                                         ------------------------------------------------
Net cash provided/(used) by operating activities ...       1,455        2,796         (914)       1,784
                                                         ------------------------------------------------
Investing activities:
Net (increase)/ decrease in investments ............      (1,617)      (3,111)      17,103       (4,025)
Sale of subsidiaries, less cash disposed ...........       2,368        4,556           --        5,467
Proceeds from disposal of other assets .............          63          122          284           --
Purchases of property, plant and equipment .........          (3)          (6)         (76)        (128)
                                                         ------------------------------------------------
Net cash provided/(used) by investing activities ...         811        1,561       17,311        1,314
                                                         ------------------------------------------------
Financing activities
Decrease in advances from banks ....................          --           --           --       (3,329)
Proceeds from share issuance .......................          --           --           --       10,256
Repurchase of shares ...............................          --           --      (15,582)      (2,510)
Advances/proceeds Guzzi preferred stock issuance ...       1,182        2,274           --        2,933
Loans from related parties .........................          --           --        6,466           --
Repayment of loans to related parties ..............      (3,450)      (6,638)          --           --
Proceeds from long-term debt .......................       5,563       10,704           --           --
Principal payments of long-term debt ...............        (578)      (1,113)      (4,228)      (1,231)
                                                         ------------------------------------------------
Net cash provided by financing activities ..........       1,535        5,227      (13,344)       6,119
                                                         ------------------------------------------------
Increase in cash from continuing operations ........       4,983        9,584        3,053        9,217
Cash from merger with NAAC .........................       8,319       16,006           --           --
Cash used by discontinued operations ...............      (8,407)     (16,174)      (3,975)     (11,400)
Exchange movement on opening cash ..................           4            8           (9)          89
Cash, beginning of period ..........................       1,581        3,044        3,975        6,069
                                                         ------------------------------------------------
Cash, end of period ................................     $ 6,480  Lit. 12,468   Lit. 3,044   Lit. 3,975
                                                         ================================================

                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

1999 - As described in Note 10, the Company repurchased shares for US$ 862,500 (Lit. 1,659 million) on December 28, 1999, payment being effected in January 2000.

The Company issued US$ 250,000 (Lit. 481 million) of its 5% US$ denominated convertible debentures to Emanuel Arbib, Joint-CEO of the Company, in connection with the placement of US$ 6 million of such debentures with Italian financial institutions. See Note 10.

Lit. 562 million has been charged as compensation expense in respect of shares issued in 1998, as described below and in Note 14.

Cash disposed of on the sales of Pastorino S.r.l. and Grand Hotel Bitia S.r.l. aggregated Lit. 44 million.

1998 - In 1998, as described in Note 14, in relation to employment contracts, the Company issued 205,000 shares with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000, and 32,000 shares with contractual transfer restrictions lapsing on December 31, 1998. Lit. 475 million was charged as compensation expense in 1998 in respect of these shares.

1997 - In March 1997, the Company disposed of its Finprogetti Investimenti Immobiliari S.p.A. subsidiary which owned its Cologne, Italy property. Part of the sale price was settled by way of delivery of 120,000 shares of the Company's common stock, valued at Lit. 1,610 million at the date of the transaction. Pursuant to the disposal, the Company eliminated real estate of Lit. 15,100 million and real estate loans of Lit. 9,379 million from its balance sheet. Cash disposed of was Lit. 411 million.

As an inducement for Tamarix to acquire the Company's shares from the then largest shareholder, the Company issued to the Manager of Tamarix 1,250,000 warrants valued at Lit. 2,124 million. See Note 1.

OTHER SUPPLEMENTAL INFORMATION

Interest paid amounted to Lit. 864 million, Lit. 718 million and Lit. 933 million in 1999, 1998 and 1997, respectively.

                 See Notes to Consolidated Financial Statements

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
                   Notes To Consolidated Financial Statements

1.       BACKGROUND AND ORGANIZATION

2000   disposal  of  all  operating   subsidiaries   -  In  2000,  in  unrelated
transactions, the Company disposed of all of its operating subsidiaries. Following these disposals, the Company's only significant assets are a 62.7% interest in Centerpoint Corporation (Moto Guzzi Corporation through September
2000), a publicly traded company in the United States (OTC/BB/CPTX) plus cash and certain receivables, principally from the disposal of its operating subsidiaries and for Italian tax repayments. The disposals are described in further detail in Note 3 - Discontinued Operations and Note 21 - Subsequent events. The Company has not yet made any decisions as to its future activities.

Activities - Through the 2000 disposals of its operating subsidiaries, Trident Rowan Group, Inc. was a holding company incorporated in the United States whose subsidiaries operated primarily in Italy. Trident Rowan Group, Inc. and subsidiaries are referred to herein as the Company. The Company primarily operated in two industry segments: the manufacture and distribution of "Moto Guzzi" brand motorcycles in Italy, Europe and elsewhere in the world and the manufacture and distribution of steel tubes for the automotive and furniture markets. Additionally, the Company provided temporary management services to third parties, which activities were also disposed in 2000. Information on the Company's operations by geographic area are included in Note 17 to the Financial Statements.

Merger of Moto Guzzi Corp. subsidiary - In March 1999, the Company merged its Moto Guzzi Corp. subsidiary into North Atlantic Acquisition Corp., a shell company, raising approximately US$ 8 million for the Moto Guzzi business. In September 2000, Moto Guzzi Corporation changed its corporate name to Centerpoint Corporation in August 2000 and sold its operating subsidiaries to Aprilia S.p.A. See Note 3 - Discontinued operations and Note 21 - Subsequent events.

1997 Public offering of the Company's securities - On June 6, 1997, the Company completed a public offering of its securities (the "Offering"), issuing
1,250,000 shares of common stock at $6.00 per share and 1,437,500 Redeemable Common Stock Purchase Warrants at $0.10 per Warrant. Each Warrant is exercisable for five years at an exercise price of $7.20 per share of Common Stock. The Company may redeem the Warrants at a price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the Common Stock has been at least $9.60 on all 20 trading days ending on the third day prior to the day on which notice is given. The Company also sold for $100 to GKN Securities Corp., the Company's Representative for the Offering, an option to purchase up to 125,000 shares of Common Stock and/or 125,000 Warrants. The option is exercisable for four years commencing June 6, 1998 at an exercise price of $6.12 per share of Common Stock and $0.102 per Warrant. The gross proceeds of the Offering amounted to $7,643,750 and the net proceeds, after underwriting commissions and other costs, received by the Company amounted to approximately $6,037,000, equivalent to Lit. 10,256 million at the then prevailing exchange rate.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

1997 Change of control - Finprogetti S.p.A., then the largest shareholder of the Company, sold to Tamarix Investors, LDC on May 2, 1997, 900,000 shares of the Company's common stock and subsequently a further 100,000 shares. Tamarix and Finprogetti agreed that Finprogetti shall have a put right and Tamarix shall have a call right with respect to an additional 635,000 shares of common stock owned by Finprogetti. During such two-year period, Tamarix has a proxy from Finprogetti to vote such 635,000 shares. The put option was exercised in May 3, 1998, and a settlement date in the second quarter of 1999 was negotiated. In connection with a restructuring of Tamarix, discussed below, 317,500 such shares were purchased by Mr. Giovanni Bulgari and the other 317,500 shares by Tamarix in 1999.

In addition, Finprogetti delivered the resignations from the Company's Board of Directors of five persons who had been nominated at the request of Finprogetti. In connection with the foregoing, the Company entered into an agreement on April 8, 1997 to: (a) engage Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of US$ 200,000 per year; (b) issue to Centaurus Management LDC, the Manager of Tamarix, a warrant to purchase
1,250,000 shares of common stock with an exercise price equal to the offering price per share of common stock of $6.00 in the public securities offering of the Company completed on June 6, 1997, exercisable for a three year period; (c) register the shares of the Company purchased from Finprogetti as well as the shares underlying such warrants; and (d) cause the By-Laws or the Articles of Incorporation of the Company to be amended to provide for: (i) a staggered Board of Directors which shall include at least one person nominated by Tamarix in each of three classes; (ii) provide for a representative of Tamarix to be Chairman of the Board of the Company; (iii) provide that Tamarix's consent will be required to further amend the Company's Articles of Incorporation; and (iv) require that the Board of Directors be expanded and limited to not more than 11 members, such Board to include the Tamarix nominees and an additional three independent directors who are experienced in business matters and otherwise reasonably acceptable to Tamarix.

In March 1998, the terms for the engagement of Tamarix Capital Corporation to provide financial advisory services to the Company at a cost of US$ 200,000 per year was amended. The terms of the revised agreement require Tamarix Capital Corporation to provide financial advisory services for a period of one year from May 1, 1998. Compensation for the period of the agreement is US$ 90,000 plus 32,000 shares of the Company. Options to purchase 17,000 shares, exercisable at $5.00, were also issued to Tamarix Capital Corporation. - See Note 15.

The Company estimated the fair value of the warrants issued to Centaurus Management Ltd., the manager of Tamarix Investors LDC, as an inducement to acquire Finprogetti S.p.A's shares of the Company's Common Stock, at US$ 1.00 per warrant. The Company accounted for the issuance of the warrants by crediting additional paid-in capital in the amount of US$ 1,250,000 (Lit. 2,124 million at the then prevailing exchange rate) and charging such amount to the statement of operations as a charge for issuance of warrants.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

In October 1998, in connection with bridge loans provided by Tamarix and Mr. Gianni Bulgari, formerly an affiliate of Tamarix, the exercise price of the 1,250,000 warrants was reduced to $5.50 and their duration was extended by two years. See Note 15 for a summary of the potential dilutive effects of these warrants.

In March 1999, in connection with an internal restructuring in which former equity interest owners of Tamarix relinquished their interests, Tamarix transferred 571,429 shares of the Company's Common Stock to Mr. Giovanni Bulgari and 63,492 shares to Mr. Emanuel Arbib. Tamarix retained ownership of 365,079 shares. Mr. Bulgari also assumed one-half of Tamarix's obligation to purchase 635,000 shares from Finprogetti pursuant to the 1997 Finprogetti/Tamarix agreement. Tamarix and Messrs. Bulgari and Arbib report that they continue to act as a group with respect to all of the shares of the Company's Common Stock they each own.

Reporting currency - The primary financial statements are shown in Italian Lira because all of the Company's material operating entities are based and operate entirely in Italy. Translation of Lira amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lit. 1,924 to US$ 1.00, the approximate exchange rate at December 31, 1999. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lira unless specifically designated in other currencies.

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign currency translation - The financial statements of non-Italian entities have been translated from the applicable functional currency to Italian Lira using the year-end exchange rate for balance sheet items and the average exchange rate for the year for statement of operation items. The translation differences resulting from the change in exchange rates from year to year have been reported separately as a component of shareholders' equity.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

Foreign currency transactions - Transactions, receivables and payables denominated in currencies other than the functional currency are recorded at the exchange rate in effect on the transaction date. Such receivables and payables are adjusted to current exchange rates as of the date paid or the balance sheet date, whichever is earlier. Gains and losses are included in "other income, net" in the statements of operations.

Cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue recognition - Revenues from sale of services of the Company's temporary management operations are recorded when the services have been performed.

Long-lived assets - The Company records impairment losses against the carrying values of long-lived real estate assets to reflect their eventual disposal values -- see Notes 6 and 7. The Company continually reviews the carrying value of long-lived assets and long-lived assets to be disposed of. In determining the un-discounted cash flows estimated to be generated by the Company's temporary management subsidiary, the Company considers estimated cash flows from services to third parties and from eventual realization of managed portfolio companies through divestiture. The Company made, at December 31, 1997, impairment adjustments to write down the trademarks and other intangible assets of its temporary management subsidiary by Lit. 3,000 million and to write down related goodwill by Lit. 1,001 million. In the fourth quarter of 1999 the Company recorded a further impairment adjustment of Lit. 400 million in respect of trademarks of its temporary management subsidiary, reflecting the 2000 sale price for this business.

Goodwill and other intangibles - On purchases of businesses, the excess of the purchase price over the fair value of assets acquired is accounted for as goodwill and is amortized on a straight-line basis over a period determined by the Company taking into consideration the nature of the business acquired. Trademarks and other intangibles relating to the Company's temporary management subsidiary and related goodwill, net of amounts recorded for impairment reserves above, were being amortized over 10 years. Concession rights, disposed of in 1999, which last through 2041, were amortized over 40 years.

Property, plant and equipment - Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years and plant and machinery, tooling and computer equipment over lives ranging from 3 to 10 years.

Marketable and other securities - Marketable and other securities and investments consist primarily of fixed income investments. Marketable securities as of December 31, 1999 are represented by units in a monetary fund denominated in Euro and are carried at cost plus accrued interest.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

Income taxes - Income taxes are provided by each entity included in the consolidation in accordance with local laws. Deferred income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

Net profit/(loss) per common share -Basic earnings per share from continuing operations excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share from continuing operations gives effect to all potentially dilutive common shares that were outstanding during the period. As the Company has incurred losses from continuing operations in each of the years 1997 to 1999, potentially dilutive common shares are antidilutive for each of these years.

Statements of cash flows - The cash flows for the roll-over of maturing fixed-term securities into new securities is included in the caption "Net (increase)/decrease in investments" in the Consolidated Statements of Cash Flows. Advances from banks arise primarily under the Company's short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows for these items are included in the caption "Net increase in advances from banks" in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Income - Comprehensive income includes net income and translation difference from the conversion of balance sheets of non-Italian entities. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity.

New Accounting Standard - In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133 and has not determined the timing or method of adoption.

Reclassifications - Comparative figures for 1998 and 1997 have been reclassified to conform with the 1999 presentation.


3.        DISCONTINUED OPERATIONS


Discontinued Steel Tube Operations

In July 2000, as detailed in Note 21 - Subsequent Events, the Company sold its LITA subsidiary, thus exiting from the steel tube segment.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

Discontinued Motorcycle Operations

In September 2000, the Company's 62.7% owned subsidiary, Moto Guzzi Corporation closed its sale of all "Moto Guzzi" motorcycle operations to Aprilia. From May 2, 2000 through the date of sale, Moto Guzzi's operations were under the control of Aprilia management. The measurement date of the disposal will be July 1, 2000, reflecting the latest date prior to sale for which the Company has complete financial information. Net proceeds from the disposal exceed the net assets of the operations sold and the Company will record a gain in the third quarter of 2000. The results of Moto Guzzi are reflected in discontinued operations in the financial statements. Moto Guzzi Corporation changed its name to Centerpoint Corporation pursuant to the sale of its motorcycle operations to Aprilia and is listed on the over-the-counter market in New York under the ticker "CPTX." The Company owns, directly and through its OAM subsidiary, approximately 62.7% of the outstanding common stock of Centerpoint Corporation. The sale to Aprilia is discussed in more detail in Note 21 - Subsequent Events.

                                                Dec.31      Dec.31        Dec.31      Dec.31
                                                 1999        1999          1998        1997
                                               -----------------------------------------------
                                                US$'000     Lit.m          Lit.m       Lit.m
Net sales ................................      44,819       86,232       83,760       80,987
Loss before taxes ........................     (11,896)     (22,888)     (19,780)     (10,334)
Provisions for taxes .....................         (46)         (88)        (519)        (235)
Amortization of premium for redemption  of
     preferred stock .....................          --                    (1,503)      (3,595)
                                               -----------------------------------------------
Net loss from discontinued operations of
     Motorcycle operations ...............     (11,942)     (22,976)     (21,802)     (14,164)
                                               ===============================================

The statement of operations includes interest income charged to the motorcycle operations of Lit. 1,088 million, Lit. 533 million and Lit. 371 million in 1999, 1998 and 1997 respectively.

Gain on merger of discontinued motorcycle operations

On August 18, 1998, the Company's subsidiary, Moto Guzzi Corp., and for limited purposes, the Company, entered into a merger agreement to merge with North Atlantic Acquisition Corp. ("North Atlantic"). The preferred stockholders of Moto Guzzi Corp. were also a party to the merger, which was consummated on March 5, 1999. North Atlantic was organized in August 1995 as a specialized merger and acquisition allocated risk company with the objective of acquiring an operative business and had not engaged in any substantive commercial business. At the effective time of the merger, North Atlantic had approximately US$ 8.9 million (Lit. 16,006 million) in cash, from which merger expenses of approximately US$
0.8 million (Lit. 1,400 million) were subsequently paid, to finance the operations of Moto Guzzi. On completion of the merger, North Atlantic changed its name to Moto Guzzi Corporation. As a result of the merger, the Company recorded a gain of Lit. 25,837 million in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi Corp. into common

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

stock of North Atlantic. Through December 31, 1998, the Company had accounted for the contingent redemption of such preferred stock and included Lit. 13,132 million in the balance sheet at December 31, 1998 to reflect such contingent obligation.

In October 1996, the Company's newly formed wholly-owned subsidiary, Moto Guzzi Corp., had acquired all of the equity interest of the Company in Moto Guzzi S.p.A. and in Moto America Inc. in exchange for 6,000,000 shares of common stock of Moto Guzzi Corp. In December 1996 and January 1997, Moto Guzzi Corp. consummated a private offering of convertible preferred stock and common stock purchase warrants which raised an aggregate of approximately US$ 5,250,000 (Lit. 8,034 million at the then prevailing exchange rate) for Moto Guzzi Corp., net of expenses.

Moto Guzzi Corp. issued 1,500,000 units, each consisting of one share of Class A Convertible Preferred Stock and one Common Stock purchase warrant exercisable for three years for the lesser of $4.00 or the initial public offering price of the Common Stock. The Preferred Stock was convertible at the option of the holder into an equal number of shares of Common Stock, subject to adjustment to protect against events of dilution and was to be automatically converted upon consummation of an initial public offering of Moto Guzzi Corp. Common Stock that raised gross proceeds of at least US$ 8,000,000. The conversion rate for the Preferred Stock in such event would be the lesser of the then applicable conversion rate or 75% of the per share initial offering price. If such an initial public offering was not consummated by June 30, 1998, the holders of a majority of the shares of Preferred Stock would have the right to select a majority of the Moto Guzzi Corp. board of directors. The holders of the Preferred Stock would also have a right to redeem their shares at $8.00 per share if no public offering was completed on or before January 16, 2002.

The Moto Guzzi Corp. Preferred Stock was recorded in the consolidated balance sheet as preferred stock of subsidiary in the amount of Lit. 5,101 million at December 31, 1996, and a further Lit. 2,933 million was recorded in January 1997 as a result of the completion of the private placement. The Company recorded Lit. 3,595 million in 1997 and Lit.1,503 million in 1998 as accretion expense in the statement of operations to reflect amortization of the difference between the net proceeds received and the contingent redemption of such shares in January 2002 and the effects of changing exchange rates on such repurchase commitment. As part of the merger of Moto Guzzi Corp. with and into North Atlantic Acquisition Corp. in March 1999, the Preferred Stock and the warrants to purchase Common Stock were exchanged for shares of Common Stock of the surviving company.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

Net liabilities of the discontinued motorcycle operations are as follows:

                                                         Dec.31 1999   Dec.31 1999   Dec.31 1998
                                                         ---------------------------------------
                                                           US$'000         Lit.m         Lit.m
           Current assets ...........................       32,186        61,926        58,480
           Property, plant and equipment ............        7,608        14,638        16,787
           Other assets .............................          462           889         1,988
           Current liabilities ......................      (41,260)      (79,385)      (73,128)
           Other liabilities ........................       (5,198)      (10,000)      (10,559)
           Net advances due from operations, sold as
                part of disposal transaction ........        1,681         3,235         2,767
                                                         ------------------------  ------------
           Net liabilities of discontinued motorcycle
                operations ..........................     $ (4,521)  Lit. (8,697)  Lit. (3,665)
                                                         ========================  ============

In 1999 the Company provided the discontinued motorcycle operations with cash, in the form of capital and advances, of Lit. 14,331 million to finance its operations.


Discontinued steel tube operations

                                                                        Dec.31       Dec.31        Dec.31      Dec.31
                                                                         1999         1999          1998        1997
                                                                        --------------------------------------------
                                                                        US$'000       Lit.m        Lit.m       Lit.m
              Net sales ...........................................      11,877       22,852       23,193      20,480
              Profit before taxes .................................         453          872          428         449
              Provisions for taxes ................................         (85)        (164)          --          --
              Net  profit  from  discontinued  operations  of steel
                   tube operations ................................         368          708          428         449

Included in the income statement of the Company are management fees charged to the steel tube operations of Lit. 389 million, Lit. 287 million and Lit. 204 million in 1999, 1998 and 1997 respectively. Net assets of the discontinued steel tube operations are as follows:

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

                                                           Dec.31      Dec.31       Dec.31
                                                            1999        1999         1998
                                                         ------------------------------------
                                                           US$'000     Lit.m        Lit.m
    Current assets .................................       6,433       12,378       12,270
    Property, plant and equipment ..................         785        1,510        1,413
    Other assets ...................................         112          215          282
    Current liabilities ............................      (5,720)     (11,005)     (11,429)
    Other liabilities ..............................        (683)      (1,315)      (1,461)
    Provision for loss on disposal .................        (127)        (245)          --
                                                         ------------------------------------
    Net assets of discontinued steel tube operations         800        1,538        1,075
                                                         ====================================

4.     REPURCHASE OF SHARES AND SHARES SUBJECT TO REPURCHASE

1999 share repurchases - On December 28, 1999, the Company repurchased 300,000 shares at the then market price of US$ 2.875 per share for a total of US$ 862,500 or Lit. 1,659 million in connection with the issuance of US$ 6 million of two year convertible debentures. See Note 10.

1998 share repurchases - In April 1995, the Company entered into an agreement with Mr. Alejandro De Tomaso (De Tomaso Agreement), the then Chairman of the Board, under which the Company would repurchase Mr. De Tomaso's 1,000,000 shares of preferred stock and 480,304 shares of common stock at a negotiated price of Lit. 18,400 per share, converted into dollars at the exchange rate in effect on the closing date of Lit. 1,637. Prior to the closing of that transaction, Mr. De Tomaso had conveyed such shares, subject to the DeTomaso Agreement, by gift to two trusts.

703,774 of the preferred and common shares formerly owned by Mr. De Tomaso were repurchased by the Company in July 1995. The remaining preferred and common shares formerly owned by Mr. De Tomaso were exchanged for an equal number -- 776,530 shares -- of newly issued common stock. Under the terms of the De Tomaso Agreement, if these remaining 776,530 shares were not sold by their current owner prior to June 30, 1998, the Company committed to acquire the shares at $11.27 per share. The Company obtained a letter of credit to guarantee payment of the repurchase price which was collateralized by certain investment securities owned by the Company. The 776,530 shares were recorded on the balance sheet at June 30, 1995 at estimated market value of $10.00 (then Lit. 16,400 per share) as shares subject to repurchase and were not included in shareholders' equity. The difference between $10.00 and the redemption price of $11.27 was amortized over the period to June 30, 1998. In June 1998, the trust owning the shares exercised its right to have the Company repurchase them for a total of US$ 8,751,000 or Lit. 15,374 million at the net effective rate on closing.

In 1998, the Company also repurchased 28,350 shares for Lit. 570 million pursuant to a 1996 commitment connected with the resolution of issues arising from its 1995 acquisition of certain operations from Finprogetti S.p.A.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

1997 share repurchases - As described in Note 5, below, the Company repurchased 120,000 shares as of December 31, 1997 in connection with the sale of its
Cologne, Italy real estate and also repurchased 44,760 shares for Lit. 900 million pursuant to a 1996 commitment connected with the resolution of issues arising from its 1995 acquisition of certain operations from Finprogetti S.p.A.

Pro forma loss and loss per share information

Interest income on investments securing share repurchase commitments and on cash and investments maintained against unsecured share repurchase commitments is included in the statements of operations. On a pro forma basis, the net loss and the net loss per share for 1998 and 1997, as if all shares subject to repurchase had been repurchased as of the earlier of the date on which repurchase commitments were made or January 1 of each respective year, would have been as follows.

                                                       1998      1997
                                                      Lira m.   Lira m.
                                                     ------------------
     Net loss......................................  (25,412)  (23,555)
                                                     ==================
     Net loss per share............................   (6,077)   (6,206)
                                                     ==================

All shares subject to repurchase commitments were repurchased in 1998.

5.        MERGERS, ACQUISITIONS AND DISPOSALS

The March 1999 merger of the Company's Moto Guzzi Corp. subsidiary with and into North Atlantic and the 1996/1997 issuance of convertible preferred stock by Moto Guzzi Corp. are described in Note 3 - Discontinued operations.

1997 agreement to sell real estate affiliate and loans due by such affiliate - In December 1997, the Company entered into an agreement to dispose of its 25% interest in Domer S.r.l. and loans due by Domer S.r.l. The consideration for such sale was Lit. 2,900 million in cash, of which Lit. 1,400 million was paid on December 31, 1997 and Lit. 1,500 million was paid on March 31, 1998, plus the proceeds from the sale of 45,977 shares of the Company's Common Stock, plus the proceeds from the sale of certain apartments located in Bergamo, Italy. The Company received Lit. 980 million in installment payments from the sale of apartments in 1998, Lit. 1,681 million in 1999 and the balance of Lit. 910 million in 2000 for a total of Lit. 6,470 million, compared to the carrying value of the disposed shares and loans of Lit. 6,236 million.

1997 sale of real estate subsidiary - On March 18, 1997, the Company entered into an agreement to sell its Cologne, Italy property to a company affiliated with Rag. Bertoni, a shareholder of the Company and of Finprogetti, the Company's then largest shareholder. The agreement was consummated on April 15, 1997 by transfer of the shares of Finprogetti Investimenti Immobiliari S.p.A., the subsidiary holding the Cologne property. Under the terms of the agreement, the purchaser assumed the mortgage loans over the

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

property and paid Lit. 500 million on March 18, 1997, Lit. 1,928 million on April 15, 1997 and Lit. 2,040 million on July 1, 1997. As part of the terms of sale, the Company granted the purchaser an option to settle the final installment in cash of Lit. 2,040 million or by way of paying in up to 120,000 shares of the Company's Common Stock to be valued at the higher of $10.00 or the market value of the shares as at December 31, 1997. The Company reclassified these 120,000 shares subject to the option from "Shareholders' equity" to "Shares subject to repurchase" at their estimated fair value at the date of the transaction of $8.00 (Lit. 13,416) per share for an amount of Lit. 1,610 million (US$ 960,000). At December 31, 1997, the purchaser exercised its option to settle the final installment by way of delivery of such 120,000 shares.

6.        LAND FOR DEVELOPMENT

Undeveloped land represented an area in Sardinia for development of hotel and leisure facilities and is owned by the Company through an 80% interest in Grand Hotel Bitia S.r.l. In accordance with FASB Statement No. 121, the Company recorded a reserve of Lit. 2,500 million against the property in the third quarter of 1996 to reflect development uncertainties and a further Lit. 500 million in the third quarter of 1999 to reflect the November 1999 disposal price of Lit. 3,000 million.

7.        CONCESSION RIGHTS

The Company sold these rights in July 1999 for Lit. 1,600 million. The Company has previously recorded impairment expense of Lit. 2,688 million in the last quarter of 1998 to reflect the sale price.

8.        TAX RECEIVABLES

Tax receivables represent amounts for which reimbursement has been requested. The times for reimbursement in Italy have, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government. Lit. 6,000 million was received in February 1999.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

9.        ACCRUED EXPENSES AND OTHER PAYABLES

                                                        Dec. 31 1999 Dec. 31 1999 Dec. 31 1998
                                                        --------------------------------------
                                                          US$'000       Lit. m       Lit. m
Salaries, wages and related items .....................      376           723          478
Value added and other taxes ...........................       72           138          217
Due for settlement of share repurchases ...............      863         1,660           --
Other .................................................    1,170         2,252        1,426
                                                        -------------------------------------
                                                           2,481         4,773        2,121
                                                        =====================================

10.       LONG-TERM DEBT

                                                                 Dec. 31     Dec. 31  Dec. 31
                                                                  1999       1999       1998
                                                                 US$'000    Lit. m     Lit. m
                                                                --------------------------------
Convertible 5% US$ Debentures due December 28, 2001,
         Convertible into TRG stock at $5.00....................    6,250    12,025         --
12.4% note payable in annual installments through 2001..........      604     1,162      1,665
12.36% note payable in annual installments through 1999.........       --        --        610
                                                                --------------------------------
                                                                    6,854    13,187      2,275
Less current portion ...........................................     (287)     (553)    (1,271)
                                                                --------------------------------
                                                                    6,567    12,634      1,004
                                                                ================================

On December 28, 1999, the Company issued a US$ 6 million 5% convertible debentures due December 28, 2001 to provide funds for Moto Guzzi Corporation and for general corporate purposes. In connection with raising these funds, the Company paid $250,000, in the form of a Debenture on the same terms as for the $6 million raised, to affiliates of Emanuel Arbib, joint-CEO of the Company. The Company also paid $360,000 to an Italian intermediary and $60,000 plus $26,106 for legal expenses to Investec Ernst & Company in connection with the issuance. Mark Segall, a director of the Company is an officer of Investec Ernst & Company. Interest on the debentures at 5% is payable annually in arrears on each anniversary of the debenture issuance date, and the debentures are convertible at any time, in full or in part, into stock of the Company at $5.00 per share, subject to provisions for dilution. In connection with this financing, the Company repurchased 300,000 of its own shares from entities related to the purchasers of the debentures for a total of US$ 862,500 (Lit. 1,659 million) or $2.875 per share, the then prevailing share price.

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company $4,200,000. On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of $6,000,000 of the Debentures

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

$4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. $250,000 of the Debentures remains outstanding. The Centerpoint Loan bears interest at a rate of 6 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and is secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM.

Maturities of long-term debt as of December 31, 1999:

                               1999        1999
                             --------------------
                              US$'000     Lira m.
               2000             287         553
               2001           6,567      12,634
                             --------------------
                              6,854      13,187


11.      AMOUNTS DUE TO RELATED PARTIES

                                       Dec. 31 1999  Dec. 31 1999  Dec. 31 1998
                                       ----------------------------------------
                                          US$'000     Lit. m         Lit. m
    Loan due to Dr. Giovanni Bulgari .....    --        --           3,000
    Loan due to Tamarix ..................    --        --           3,312

    Other amounts due to Tamarix .........    90       173              99
                                       ----------------------------------------
                                              90       173           6,411
                                       ========================================

On October 1, 1998, two bridge loans were made by Tamarix and by Mr. Bulgari to provide financing to Moto Guzzi in anticipation of the consummation of the merger with North Atlantic Acquisition Corp. (See Notes 1 and 3). The loans were of US$ 2,000,000 (Lit. 3,312 million) and Lit. 3,000 million and bore interest at 10% and a flat commission of 1%. Each loan was secured by 500,000 common shares of Moto Guzzi Corp. (207,337 shares of Moto Guzzi Corporation, following the merger with North Atlantic Acquisition Corp.). As an inducement for the loans to be made, the Centaurus warrants (See Note 1), which were exercisable at $6.00 through May 1, 2000, were extended through May 1, 2002 and the exercise price reduced to $5.50. The closing price of the Company's Common Stock had been at $5.00 or below in the preceding month and was at $4.00 on October 1, 1998 when the loans were made. The Company sought similar financing from third parties, and the terms and conditions above were more favorable than any expressions of interest by third parties.

The Lit. 3,000 million loan was repayable to Mr. Bulgari on March 31, 1999 and was extended to April 30, 1999 and repaid in May 1999. The US$ 2,000,000 loan was repayable on completion of the merger of Moto Guzzi Corp. into North Atlantic Acquisition Corp., which occurred on March 5, 1999 and was extended, with part payments of $300,000 in May and August 1999, and the balance repaid in December 1999.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)



As described in Note 10, Lit. 481 million ($US 250,000) of the Company's 5% convertible debentures are held by entities affiliated with Emanuel Arbib, a director of the Company.


12.      OTHER INCOME

                                                   Dec. 31 1999  Dec. 31 1999  Dec. 31 1998  Dec. 31 1997
                                                   ------------------------------------------------------
                                                      US$'000      Lit. m       Lit. m        Lit. m
           Foreign exchange ...................         (1)            (2)         (2)         1,851
           Release of reserves for claims .....        524          1,009         714             --
           Additional reserve for litigation ..     (1,544)        (2,970)         --             --
           Rental income ......................         42             80         150            477
           Net expense of finance activities in
                liquidation ...................         --             --          --           (295)
           Other ..............................        332            638        (316)            13
                                                   ------------------------------------------------------
                                                      (647)        (1,245)        546          2,046
                                                   ======================================================

In 1997, the principal element of favorable exchange gains of Lit. 1,851 related to bridge financing, until completion of the Company's June 1997 public Common Stock offering, by the Company's Italian subsidiaries to the U.S. parent. Reserves for claims have been released in 1998 and 1999 as such claims, principally relating to activities in Italy dating from businesses sold in 1993 have been closed. Additional reserves of Lit. 2,970 million have been made in 1999 in respect of the litigation in the Unites States detailed in Part I, Item 3 of this report, which is incorporated herein by reference. Other includes differences in estimated impairment losses on disposals of assets and subsidiaries and miscellaneous.

13.       INCOME TAXES

Profit/(loss) before income taxes and minority interests consisted of the following:

                                              1999         1999          1998         1997
                                            --------------------------------------------------
                                            US$'000       Lira m.      Lira m.       Lira m.
          United States..................    (3,404)       (7,031)       (3,959)       (5,009)
          Italy..........................       312           600        (2,354)       (2,442)
          Elsewhere......................       (11)          (22)          (11)           (6)
                                            --------------------------------------------------
                                             (3,353)       (6,453)       (6,324)       (7,457)
                                            ==================================================

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)



The provision for income taxes consisted of the following:

                                     1999     1999     1998     1997
                                    -----------------------------------
                                    US$'000  Lira m.  Lira m.  Lira m.
           Current:
                  United States       --       --       --     (195)
                  Italy .......       --       88      161      417
                                    -----------------------------------
                                      46       88      161      222
                                    -----------------------------------
           Deferred: ..........       --       --       --       --
                                    -----------------------------------
           Total ..............       46       88      161      222


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances have been recorded for the deferred tax assets, as management believes it more likely than not that these assets will not be realized. Significant components of the Company's deferred tax assets are as follows:

                                               1999        1999       1998         1997
                                              -------     -------    -------      -------
                                              US$'000     Lira m.    Lira m.      Lira m.
       Short-term reserves .............        770       1,482         948          60
       Carrying value of fixed assets ..         --          --       2,164       1,186
       Net operating loss carry forwards      1,490       2,867       6,463       8,250
                                             -------     -------    -------      -------
                                              2,260       4,349       9,575       9,496
       Valuation allowance .............     (2,260)     (4,349)     (9,575)     (9,496)
                                              -------     -------    -------      -------
       Net deferred tax assets .........         --          --          --          --
                                              -------     -------    -------      -------

The effective provision for income taxes varied from the income tax credit calculated at the statutory U.S. federal income tax rate as follows:

                                                                    1999      1999        1998        1997
                                                                  -------    -------     -------     -------
                                                                   US'000    Lira m.     Lira m.     Lira m.
Computed  tax  credit at U.S.  federal  rate on losses  from
     continuing operations .................................       (815)     (1,569)     (2,214)     (2,610)
Losses  and  reversals  of  short-term  reserves  for  which
     valuation allowance provided ..........................        765       1,473       3,042       3,029
Utilization of tax losses ..................................                               (123)       (270)
Non-deductible expenses and local taxes ....................         96         184        (544)         73
                                                                    ---       -----       -----       -----
                                                                     46          88         161         222
                                                                    ===       =====       =====       =====

For U.S. federal income tax purposes, the Company has net operating loss carry-forwards of approximately U.S. $1.0 million at December 31, 1999. These losses expire from 2004 through 2013. United States income taxes have not been provided on unremitted earnings of subsidiaries located outside

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

the United States as such earnings are considered to be permanently reinvested. Approximately Lit. 4,800 million of retained earnings of Italian subsidiaries cannot be distributed under local laws.

AT DECEMBER 31, 1999 THE COMPANY HAD NET OPERATING LOSS CARRY-FORWARDS FOR ITALIAN FEDERAL INCOME TAX PURPOSES WHICH EXPIRE AS FOLLOWS:

                                                     1999           1999
                                                   US$000's        Liram.
                                                   --------        ------
       2000 ..............................
       2001 ..............................                4             8
       2002 ..............................               --            --
       2003 ..............................               --            --
       2004 ..............................              117           225
       2005 ..............................            3,384         6,511
       ----                                           -----         -----
                                                      4,027         7,749
                                                      =====         =====


14.       SHARES ISSUED IN CONNECTION WITH EMPLOYMENT AGREEMENTS

On March 18, 1998, the Board of Directors approved a three year employment contract commencing May 1, 1998 with Mark S. Hauser as President and Chief Executive Officer, a three year contract commencing May 1, 1998 with Emanuel M. Arbib as Chief Financial Officer and a one year, renewable agreement commencing May 1, 1998 with Tamarix Capital Corporation, which supercedes a prior existing contract, for provision of merchant banking services to the Company. In connection with these contracts, the Company issued 205,000 shares with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000, and 32,000 shares with contractual transfer restrictions lapsing on December 31, 1998. The issuance of these shares has been accounted for at the fair value of the Company's Common Stock as of the date of the agreements of $4.06 per share and will be charged to compensation expense over the life of the contracts. Amounts in respect of future compensation at the balance sheet date have been included in the financial statements as a deduction from additional paid-in capital.


15.       STOCK OPTIONS AND WARRANTS

Tamarix warrant - As described in Note 1, the Company also issued 1,250,000 Warrants exercisable through May 2, 2000 at an exercise price of $6.00, subsequently revised to $5.50, to the manager of Tamarix.

Publicly traded warrants (OTC/BB: TRGIW) - As discussed in Note 1, the Company issued 1,437,500 Warrants in connection with its June 1997 public offering. Each Warrant is exercisable for five years at an exercise price of $7.20 per share of Common Stock. The Company may redeem the Warrants at a price of $0.01 per Warrant at any time if notice of not less than 30 days is given, and the last sale price of

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

the Common Stock has been at least $9.60 on all 20 trading days ending on the third day prior to the day on which notice is given.

1995 Non Qualified Plan Options - The Company's "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. Total options of 2,000,000 shares have been authorized by the Board. Grants were made in 1996 and 1995 of 22,500 and 960,000 shares respectively, all at an exercise price of $12.26. 130,000 of these options were forfeited in 1997, 60,000 forfeited in 1998 and 710,000 were exchanged in 1998 for new options at $5.00, as described below. A further 17,500 of the $12.26 options were forfeited in 1999.

On March 18, 1998, the Company granted Messrs. Hauser and Arbib and Tamarix options to purchase an aggregate of 212,000 shares of Common Stock at an exercise price of $ 5.00, granted to other officers of and consultants to the Company options to purchase an aggregate of 280,000 shares at an exercise price of $5.00 in exchange for 710,000 previously granted options exercisable at $12.26, and granted a further 105,000 options to persons not previously included in its "1995 Non-Qualified Plan" for officers and key executives.

Outstanding options under the "1995 Non-Qualified Plan" can be exercised as follows:

                                            Exercisable  Exercisable
                                             at $12.26     at $5.00
                                            ------------------------
              Currently exercisable .....      64,000     532,000
              Exercisable at future dates       1,000          --

1995 Director's Plan - Under the "1995 Director's Plan," 5,000 options are granted annually on January 2 of each calendar year to each non-employee Director serving at such date and a proportionately reduced number of options, at the date of election, to Directors initially elected at a date other than January 2. The exercise price is fixed at the reported closing price of the stock on January 2, or date of election of Directors for subsequent grants. All options granted on January 2, 1996 and January 2, 1997 were forfeited in 1997 pursuant to changes in the composition of the Board. A total of 18,751 options were granted in 1997 at a weighted average exercise price of $7.446 in respect of incoming Board members of which 6,250 were forfeited in 1999 and 6,667 in January 2000. 40,000 options were granted on January 2, 1998 at an exercise price of $4.875, of which 15,000 were forfeited in 1999 and 15,000 in January 2000. 20,000 options were issued on January 2, 1999 at an exercise price of $4.625 of which 5,000 were forfeited in 1999 and 15,000 in January 2000. A further 20,000 options were issued on January 3, 2000 at an exercise price of $3.6525.

Other options

      The Company issued to GKN Securities Corp. 125,000 options exercisable through June 10, 2002 at an exercise price of $6.12 and issued 173,306 warrants exercisable through June 10, 2000 at an exercise

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

price of $6.00 to certain shareholders as an inducement for them to enter lock-up agreements with the Company and with GKN Securities Corp. in connection with its June 1997 public offering.

As the Company incurred losses from continuing operations in each of 1997, 1998 and 1999, all warrants and options described above are considered antidilutive. The potentially dilutive effects of outstanding options and warrants in 1999 is summarized below:

                                                     1999          1998          1997
                                                ---------------------------------------
    Weighted average number of common shares
         outstanding during the year:
    Basic ..................................     4,280,767     4,584,237     4,600,205
    Shares subject to restricted vesting ...         5,920        47,882            --
    Non Qualified Plan options .............            --        39,712            --
    1995 Director's Plan options ...........            --         5,252           619
    Tamarix warrants .......................            --        19,839        85,116
    GKN options and lock-up warrants .......            --            --        17,983
                                                 ---------     ---------     ---------
    Diluted ................................     4,286,687     4,696,922     4,704,003
                                                 =========     =========     =========

The Company has elected the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25 and related interpretations in accounting for their stock option plans. Pro Forma compensation costs under the Company's stock option plans for 1999, 1998 and 1997 based on the value of awards at the grant date were not material.

The fair value of the Company's options is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5.5%; expected volatility of approximately 60%; expected life of 4 years; and dividend yield of 0%.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

The following is a summary of transactions pertaining to the Plans:



                           December 31, 1999    December 31, 1998       December 31, 1997
                           -----------------    -----------------       -----------------
                                     Weighted             Weighted               Weighted
                                      Average              Average                Average
                           Shares    Exercise   Shares    Exercise      Shares   Exercise
                           (000's)    Price     (000's)    Price       (000's)    Price
                           -------  --------    -------  --------      -------   --------
         Outstanding,
         January 1           673      $5.95       871      $12.16      1,003      $12.26
         Granted              20      $4.63       637        4.99         18        7.45
         Exercised            --         --        --          --         --          --
         Forfeited or
         exchanged           (44)     $8.24      (835)      11.69       (150)      12.26
                           -----     ------     -----     -------     ------     -------
         Outstanding,
         December 31         649      $5.76       673      $ 5.95        871      $12.16
                           =====     ======     =====     =======     ======     =======
         Options
         Exercisable,
         December 31         633      $5.77       469      $ 6.23        389      $12.16
                           =====     ======     =====     =======     ======     =======

The following is a summary of the status of stock options outstanding and exercisable under the Plans as of December 31, 1999:

                                            Stock Options Outstanding          Stock Options Exercisable
                                            -------------------------          -------------------------
                                                                  Weighted
                                                    Weighted      Average
                                                     Average     Remaining
                 Range of                Shares      Exercise    Contractual    Shares    Weighted Average
              Exercise Price            (000)'s       Price         Life      (000's)     Exercise Price
              --------------            -------       -------   ----------    --------     --------------
            $12.26                           65       $12.26    0.00 years          64        $12.26
            $5.00                           532        $5.00    2.25 years         532         $5.00
            $5.125 - $7.95                   52        $5.35    2.14 years          37         $5.64
                                           ----       ------                      ----        ------
                                            649        $5.76                       633         $5.77


16.       RELATED PARTY TRANSACTIONS

Loans from related parties - As described in Note 11, both Tamarix and Dr. Giovanni Bulgari made loans to the Company in October 1998, repaid in 1999.

Tamarix  Capital  Corporation  / Mr.  Mark Hauser - Details of  agreements  with
Tamarix Capital Corporation to provide financial services to the Company are described in Note 1. Mark Hauser, a principal of Tamarix Capital Corporation, became Chief Executive Officer of the Company commencing May 1, 1998. The terms of his 3 year employment contract with the Company provide for compensation of US$ 160,000 per year and the issue of 130,000 shares of the Company with contractual transfer

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 130,000 options exercisable at $5.00. Cash compensation under the contract with Tamarix Capital Corporation and the employment contract with Mark Hauser is payable only when the Company has sufficient cash to meet its financial commitments for the following 12 months, and no cash compensation under the agreements was paid in 1998. The Company met this test in 1999 and commenced payment of a portion of the accrued compensation in 1999. In March 1999, pursuant to the merger of the Company's Moto Guzzi Corp. subsidiary with and into North Atlantic (See Note 3), Mark Hauser became Executive Chairman and a director of the merged company, with an annual compensation of US$ 90,000 plus US$ 108,000 in respect of the expense of maintaining the U.S. corporate office for Moto Guzzi, and in respect of handling administrative and regulatory matters for Moto Guzzi. 150,000 options to acquire stock of Moto Guzzi Corporation at $10.6875 were also issued to Mr. Hauser. This agreement was terminated in April 2000 in connection with the sale of Moto Guzzi operations to Aprilia.

Mr. Emanuel Arbib - As described in Note 10, Emanuel Arbib was paid US$ 250,000 in the form of 5% convertible debentures in connection with the issue of US$ 6 million of such debentures to Italian institutional investors in December 1998. As described in Note 1, the Company entered into a three-year consulting contract commencing May 1, 1998 with Emanuel Arbib as Chief Financial Officer of the Company. The terms of the contract provide for compensation of US$ 100,000 per year and the issuance of 75,000 shares of the Company with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and options to purchase 65,000 shares exercisable at $5.00. Cash compensation under the employment agreement is deferred until the Company has sufficient cash to meet its financial commitments for the following 12 months, and no cash compensation under the agreement was paid in 1998. The Company met this financial test in 1999 and began making payments in 1999. In December 1999, Emanuel Arbib was appointed joint-CEO of the Company, though his compensation arrangements were unchanged. In March 1999, pursuant to the merger of the Company's Moto Guzzi Corp. subsidiary with and into North Atlantic (See
Note 3), Emanuel Arbib became a director of Moto Guzzi and entered into a consulting contract to provide financial consulting services, with an annual compensation of US$ 90,000. 30,000 options to acquire stock of Moto Guzzi at $10.6875 were also issued to Mr. Arbib.

Mr. William Spier - In August 1999, William Spier, a director of the Company from May 1997 to December 1999 and director of Moto Guzzi from March 1999, made an advance of $250,000 to the Company's Moto Guzzi subsidiary. Entities associated with Mr. Barry Fingerhut, a Director of Moto Guzzi. from March 1999, also advanced $1,000,000. The total of US$ 1,250,000 (Lit. 2,405 million) is included as advances for subsidiary stock subscription in the balance sheet at December 31, 1999. The advances, together with other advances to Moto Guzzi by the Company in 2000 and funds raised from an Italian institutional investor, were converted into Series B Preferred Stock of Moto Guzzi in February 2000. Interest is payable at 7% on the advances through their February 2000 conversion into Series B Preferred Stock of Moto Guzzi. The Series B Preferred Stock was redeemed in full in September 2000. See Note 21 - Subsequent events, for further description of the issuance of Series B Preferred Stock by Moto Guzzi in February 2000.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

Deborah S. Novick - Deborah S. Novick, a Director of the Company from September 7, 1997 to December 6, 1999 is Executive Vice President Investment Banking for GKN Securities Corp., who acted as underwriters for the public offering of the Company's Common Stock in June 1997 (see Note 1) and for the private placement of Moto Guzzi Corp. preferred stock in December 1996 and January 1997 (see Note
3). GKN Securities Corp. was paid $1,368,000 in underwriting commissions and expenses in relation to these transactions.


17.       EXPORT SALES AND GEOGRAPHIC INFORMATION

Net  sales, primarily management services, by destination were as follows:



                                      1999        1999        1998        1997
                                    US$'000     Lira m.     Lira m.      Lira m.
                                  ----------------------------------------------
          United States...........       47          91          43          68
          Italy...................      986       1,896       3,732       2,467
                                  ----------------------------------------------
                                      1,033       1,987       3,775       2,535
                                  ==============================================


          Identifiable assets                   Dec. 31     Dec. 31     Dec. 31
                                                  1999        1999        1998
                                                US $'000    Lira m.     Lira m.
                                                --------------------------------
          Italy ..............................    4,857       9,344      20,563
          United States ......................    6,652      12,798       2,274
          Elsewhere ..........................      813       1,564       1,101
                                                --------------------------------
                                                 12,322      23,706      23,998
                                                ================================

Assets held elsewhere principally relate to the investment in LITA, held through Trident Rowan International SA, a Luxembourg company.

18.       CONCENTRATION OF CREDIT RISKS

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities in the customer base. The Company maintains cash and cash equivalents and short and long-term investments with various financial institutions of national standing in Italy and the United States.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)


19.       FINANCIAL INSTRUMENTS

The Company does not enter into foreign exchange contracts in the normal course of its operating activities. In 1998, the Company made forward purchases of US$ 4,000,000 as partial coverage of its US Dollar share repurchase commitments at June 30, 1998. The Company has not hedged against foreign exchange risk on its US Dollar denominated bridge loan, incurred in October 1998.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

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

Fixed interest securities which have maturities from one to three years: fair value for marketable quoted securities is based on market price and for non-marketable securities, is estimated using discounted cash flow analysis based on similar investments available as at the balance sheet date. There are no significant differences between fair value and carrying value for any of the Company's financial instruments as at December 31, 1998 and 1997.

20.       LEGAL PROCEEDINGS

The Company is a defendant in two pending lawsuits which are described in detail in Item 3 of Part I of this Report, which is incorporated herein by reference.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)


21.       SUBSEQUENT EVENTS

Disposal of motorcycle operations

In December 1999, the Company engaged IMI, a leading Italian investment bank, to pursue strategic alternatives to enhance shareholder value in its shareholding in Centerpoint (Moto Guzzi through September 18, 2000).

The Moto Guzzi motor cycle operations were sold to Aprilia pursuant to an April 14, 2000 Preliminary Sale and Purchase Agreement, closed in September 2000. In this transaction, Centerpoint, in which the Company owns a 62.7% interest, held directly and indirectly through a subsidiary, sold its operating subsidiaries to Aprilia. To finance operations through the date of sale, Centerpoint raised bridge financing in February 2000 by way of issuance of Series B 7.0 % Preferred Stock, redeemable December 2001, which was subscribed for cash by the Company with US$ 3,500,000 (from funds raised in December 1999 by way of issuance of its 5% convertible debentures) and for $6,000,000 by Fineco, a third party Italian institutional investor group. Certain existing advances by the Company's OAM subsidiary of $1,600,000 and by Messrs. Fingerhut and Spier of $1,250,000 were also applied to subscribe to the Series B Preferred Stock. Centerpoint agreed with holders of the Series B Preferred Stock to redeem such Series B Preferred Stock on September 30, 2000, following the closing of the sale by Centerpoint of its operating subsidiaries. See Item 1 of Part 1 of this report for fuller details of these events.

On September 7, 2000, Centerpoint closed the sale of all its operating subsidiaries. On August 11, 2000, at a special meeting of stockholders, Moto Guzzi's stockholders had approved the sale of the operating subsidiaries and the change of corporate name from Moto Guzzi to Centerpoint Corporation, with stockholders holding in excess of two-thirds of all outstanding shares of Class A Common Stock voting for the sale and the name change.

Total proceeds from the sale were Lit. 79,500 million. In accordance with the Share Purchase Agreement, Aprilia also reimbursed Centerpoint Lit. 2,074 million, the amount owed to Centerpoint by the operating subsidiaries pursuant to loans made to them. Lit. 9,375 million of the total proceeds was placed in escrow to cover any claims Aprilia might have in the future in respect of the representations and warranties given by Centerpoint in the Share Purchase Agreement. Funds from the escrow account will be released to Centerpoint in two tranches, subject to any claims Aprilia may have in respect of Centerpoint's representations and warranties: up to Lit. 7,000 million is to be released on September 8, 2001; and up to Lit. 2,375 is to be released on September 8, 2007. Aprilia has undertaken to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of IMI) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI Lit. 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Lit. 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Lit. 60,293 million to Centerpoint. The Company has since early July 2000 disputed IMI's interpretation of the calculation of the fee due to them under their engagement letter, following indication by IMI of their basis of calculation. See "Subsequent Events--Closing by Moto Guzzi (now Centerpoint) on the sale of its Operating Subsidiaries to Aprilia; Dispute With IMI concerning its fee", in item 1 above, which is incorporated herein by reference.

The Lit. 60,293 million received by Centerpoint was applied first to pay amounts due for transaction expenses and other payables and obligations estimated in the aggregate to be approximately Lit. 2,700 million and to redeem, prior to September 30, 2000, all outstanding shares of Series B Preferred Stock for a price equal to $100 per share plus any accrued and unpaid dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28,300 million at the then prevailing exchange rate). Of such redemption, the Company received approximately US$ 5.2 million (approximately Lit. 11,400 million at the then prevailing exchange rate). Following such redemption, Centerpoint has approximately Lit. 29.3 billion in cash and rights to the remaining balance at the time of release of the Lit. 9,375 million being held in escrow, as described above. Cash has been invested in short-term fixed interest securities pending evaluation of the alternatives available with respect to such funds.

The Share Purchase Agreement providing for the sale of Centerpoint's operating subsidiaries to Aprilia (described below) contained a condition that OAM (the holder of approximately 58% of the issued and outstanding shares of Centerpoint's Class A common stock, and a subsidiary of the Company) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, Centerpoint agreed with OAM and the Company by letter dated April 14, 2000 (the "April 14th letter") that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that Centerpoint would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of Centerpoint's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by the Company and OAM to July 15, 2001.

Disposal of steel tube operations

In July 2000, the Company disposed of LITA. Lit. 1,470 million of the total consideration of Lit. 2,470 million was paid for at the time of sale by way of a dividend of Lit. 670 million paid immediately prior to the sale and Lit. 800 million paid by the purchaser in cash. Lit. 1,000 million is due in July 2001, secured

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

by a first call bank guarantee. In connection with the disposal, the Company has released a first call bank guarantee for Lit. 1,000 million through December 31, 2003 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company. LITA has been accounted for as a discontinued operation - See Note 3.

Disposal of temporary management operations

Effective January 1, 2000, the Company disposed of TIM, its temporary management services subsidiary. TIM was sold to affiliates of Albino Collini, a Director of the Company through December 2000 for 80,000 shares of the Company with a fair value of Lit. 320 million at the date of sale. The Company has recorded an impairment loss of Lit. 400 million as at December 31, 1999 in respect of the trademarks of TIM to reflect the post year-end disposal.

Purchase of minority interests

In September 2000, the Company agreed to purchase the outstanding minority interests in its 84.35% owned subsidiary for OAM for US$ 2,500,000 (Lit. 4,810 million). The purchase price is at a discount to the net asset value of the 15.65% OAM, which the Company will acquire and will permit the Company to rationalize its corporate structure and eliminate certain fiscal inefficiencies. The agreement to purchase the minority interests closed in March 2001.

Centerpoint Loan;  Early payoff of the Company's 5% Convertible Debentures

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company $4,200,000. On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of $6,000,000 of the Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. $250,000 of the Debentures remains outstanding. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and is secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM. In connection with the Centerpoint Loan, OAM also entered into the OAM Guaranty wherein it guaranteed the Company's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty is limited to the value of the Centerpoint shares pledged by OAM, as that term is used in the OAM pledge agreement.

                   TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
                                December 31, 1999
             Notes To Consolidated Financial Statements (continued)

United States Litigation

On December 19, 2000, a Settlement Agreement and Release was executed by and between plaintiffs, the Company and I.T.E. Imperial Corporation and Gould Electronics, Inc., the co-defendants in the Wilson Litigation. The Company and Gould each agreed to pay 50% of the $2,050,000 settlement amount, subject to resolution of certain issues between them. The remaining issue, the Company's claim against Gould for indemnification, was litigated on February 16, 2001.

On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company is responsible for paying all settlement funds and ordering the Company to pay Gould $1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. The appeal period for the judgment expired on July 15, 2001, and the judgment became due and payable to Gould on that date.

Given the status of these legal actions, the Company has recorded additional provisions of Lit. 2,970 million and the full amount of the $2,050,000 payable by the Company is accrued at December 31, 1999. Although no judgment has been rendered with respect to the Company's claims against Travelers relating to the Wilson Litigation, and it is possible that the Company may recover significant amounts from Travelers, no amounts have been offset or accouted for as receivables in respect of these claims.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration

On June 2001 Aprilia's legal counsel sent a letter to Centerpoint which alleged that it had various claims under the Share Purchase Agreement aggregating approximately Lit. 9,600 million.

On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

On July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Lit. 7.611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Lit. 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims.

Pursuant to the Share Purchase Agreement and Escrow Agreement, which provides that disputes among the parties be arbitrated, Centerpoint has prepared a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI and requesting restitution of the funds paid to Aprilia, which Centerpoint is in the process of filing with the International Chamber of Commerce. Centerpoint has advised the Company that it expects a decision by the ICC with respect to the request will be rendered approximately twelve to eighteen months after the filing of the request.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following information concerns the directors, officers, key employees of and consultants to the Registrant.

Directors

As of December 31, 1999, and as of the date of this report, the Directors of the Company were as follows:



Name                              Age     Position
----                              ---     --------
Mark S. Hauser ................   43      President and Joint Chief Executive
                                              Officer, Director
Emanuel Arbib .................   34      Joint Chief Executive Officer, Chief
                                              Financial Officer, Director
Howard E. Chase ...............   64      Director
Gianni Bulgari ................   64      Director
Duncan Chapman(1)  ............   47      Director
Andrea Della Valle(2) .........   42      Director
Mark B. Segall(2) .............   38      Director and Secretary

-----------------------------
(1) Independent director nominated by Mark Hauser in accordance with the provisions of the Settlement Agreement.

(2) Independent director nominated by Gianni Bulgari in accordance with the provisions of the Settlement Agreement.


Mark S. Hauser, President and Chief Executive Officer of the Company from March 1998 through December 1999, and President and Joint Chief Executive Officer of the Company since December 1999, became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. Mr. Hauser is a Managing Director of FdG Associates, a private equity fund. He is an attorney and a founder and Managing Director of Tamarix Capital Corporation, a New York-based merchant and investment banking firm. Between 1986 and 1990, Mr. Hauser was Managing Director of Ocean Capital Corporation, an international investment banking firm. In 1991, Mr. Hauser founded Hauser, Richards & Company, also an international investment banking firm.

Emanuel Arbib, the Chief Financial Officer since March 1998, and the Joint Chief Executive Officer since December 1999, became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. He is the Managing Director of Capital Management Ltd, an international money management firm based in Jersey, Channel Islands. He is also the co-founder and Managing Director of Global Investment Advisors, a London-based investment company. Since June 1998, he has served as a director of and chief executive officer of Integrated Asset Management plc, a U.K. publicly traded company. Since January 1996, he has served as Managing Director of BioSafe Europe, an affiliate of BioSafe International Inc., a publicly traded company engaged in waste management and landfill reclamation. From September 1996 to November 1997, he served as a director of International Capital Growth Ltd., and its European subsidiary, Capital Growth (Europe) Ltd., investment banking firms. From 1990 until 1991, Mr. Arbib headed the Italian desk for Eurobond sales at Prudential Bache Securities (UK) Ltd.

Howard E. Chase has served as a Director of the Company since 1971, as Chairman of the Board and Secretary of the Company until September 1999 and as Company counsel from 1971 until September 1995 and as President and Chief Executive Officer of the Company from October 1995 to March 1998. He is also President of Carret Holdings, Inc., an asset management company. He has also served as Vice-President of the Company from 1986 to October 1995; a partner of Morrison Cohen Singer & Weinstein, LLP from April 1984 until September 1995; and a director of Thoratec Corporation, a Nasdaq-traded company, since 1987 and International Diamalt Co., Ltd., a U.K. based company.

Gianni Bulgari was Chairman of the Board of FILA Holdings, S.p.A., maker of sportswear, from 1989 until 1998. From 1966 until 1987 he served as a Chairman of the Board and Chief Executive Officer of "BULGARI," a family-owned jewelry business.

Duncan Chapman has been a principal at Butler, Chapman & Co., a private New York-based investment banking firm for more than the past five years.

Andrea Della Valle has served as Executive Director for Lehman Brothers (Milan) since 1988. From 1986 until 1988 he served as director for Lehman Brothers (Switzerland).

Mark B. Segall has been a partner at Kramer Levin Naftalis & Frankel LLP ("Kramer Levin"), a New York law firm for more than the past five years. In October 1999, he became a Senior Vice President and the General Counsel at Investec Ernst & Company. Kramer Levin represented the Company in its December 1999 Debenture offering, and since that time has rendered legal services to the Company on request. Until the end of September 1999, Kramer Levin provided legal services to Gianni Bulgari in connection with the Settlement Agreement by and among the Company, Mark Hauser, Gianni Bulgari, Howard Chase, Emanuel Arbib and William Spier. Prior to that, Kramer Levin provided advice to Ixion LDC (which was controlled by Gianni Bulgari and Emanuel Arbib), an affiliate of Tamarix Investors LDC, an affiliate of Mark Hauser, Gianni Bulgari, Emanuel Arbib and William Spier.

The Board of Directors established an Audit Committee in 1995, which until December 6, 1999 consisted of Howard E. Chase and Deborah S. Novick. The Audit Committee is charged with the responsibility to review the performance of the independent accountants as auditors for the Company, discuss and review the scope and the fees of the prospective annual audit, review with the auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review their final report with the auditors, review with the auditors overall accounting and financial controls, and be available to the auditors during the year for consultation purposes. In addition, the Audit Committee is charged with conducting an appropriate review of all related party transactions on an ongoing basis and a review of potential conflict of interest situations. The Board of Directors has established a Compensation Committee which is charged with the responsibility to review and make recommendations to the Board regarding salaries, compensation and benefits of executive officers and key employees of the Company. All of the current members of the Board of Directors attended at least 75% of the meetings held in each of 1998 and 1999.

Non-employee directors are compensated for their services as such, at the rate of $4,000 per year.

Each of Messrs. Chase and Hauser is a director of Centerpoint Corporation an affiliate of the Company and a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). None of the other above-described persons is a director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940.

The following persons were Directors of the Registrant from January 1, 1999 through December 6, 1999, but were not re-elected as Directors at the Registrant's Annual Meeting of Shareholders held on December 6, 1999:

    Name                   Age       Position
    ----                   ---       --------
    William Spier          66        Director
    Mario Tozzi-Condivi    76        Director
    Deborah S. Novick      37        Director
    Albino Collini         59        Director and member of the Executive
                                      Committee
    Giovanni Caronia       60        Director
    Nicola Caiola          75        Director

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

Mario Tozzi-Condivi served as a Director of the Company from 1993 through December 1999, and served as Vice Chairman of the Company from October 1995 until March 1998. He has also served as Director of Moto Guzzi since July 1995; President of Maserati Automobiles Incorporated, the Company's former subsidiary, from February 1989 until 1996; Chairman of the Board of Maserati U.K. Ltd., 1986 to

1987;  and  has  been  an  independent   consultant  to  automobile   importers,
distributors and dealers in England, Italy, Singapore and South Africa, since 1984.

Deborah S. Novick has been Vice President Investment Banking for GKN Securities Corp. for more than the past five years. She is also a director of Netplex Group Inc., a Nasdaq traded networked information systems company, and of Dalewood Associates, Inc., the corporate general partner of Dalewood Associates, L.P., an investment partnership. She became a Director of the Company on September 7, 1997 and served as a Director through December 1999.

Albino Collini served as a Director of the Company from 1995 through December 1999, and Executive Vice President and Chief Operating Officer of the Company from October 1995 until March 1998. He also served as a Director of Moto Guzzi since July 1995; founder and President of T.I.M. and predecessors since 1987; Managing Director of Finprogetti from July 1995 until May 1996; and Director of Finprogetti International Holding, S.A. since October 1993.

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

Each of Mr. Spier and Ms. Novick is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). None of the other above-described persons is a director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940.

Executive Officers

                                             Position with Company and Business
     Name                             Age    Experience During Past Five Years
     ----                             ---    ---------------------------------
     Mark S. Hauser (1)...........
     Howard Chase (1) ............
     Emanuel Arbib (1) ...........

     (1) Information relating to the ages, positions with the Company and past business experience of Messrs. Hauser, Arbib and Chase, is set forth above under "Directors." All executive officers will serve in their respective capacities in accordance with the forms of their employment agreements, until their successors shall have been elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for the three fiscal years ended December 31, 1999, 1998 and 1997 the cash and certain other compensation paid or accrued for those years to the President of the Company and each of the other five most highly compensated executive officers of the Company other than the President whose aggregate annual salary and bonus exceeded $100,000 in the Company's fiscal year ended December 31, 1999 ("Named Executive Officers") in all the capacities in which they served:

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                     Compensation Awards
                                                                                     -------------------
                                                 Annual             Other
                                              Compensation          Annual          Restricted         Options/
Name and Principal Position          Year  Salary (Lit./$)(1)    Compensation          Stock          SARs(#)(7)
---------------------------          ----  ------------------    ------------          -----          ----------
Mark S. Hauser(2)                    1999  $235,000               $90,000
President and Chief Executive
Officer since March 1998             1998  $106,667                                  $552,000           132,000


Emanuel Arbib(3)                     1999  $125,000               $250,000
Chief Financial Officer since March
1998                                 1998  $66,667                -0-                $301,172             -0-


Howard E. Chase                      1999  $145,000               -0-                -0-                  -0-
President and Chief Executive
Officer from October, 1995 until
March, 1998                          1998  $250,000               -0-                -0-                  -0-

                                     1997  $400,313               -0-                -0-                  -0-

Albino Collini(4)                    1999  Lit.267,000,000        -0-                -0-                  -0-
Executive Vice President from              ($138,773)
October, 1995 until March 1998
                                     1998  Lit. 381,150,000/      Lit.82,800,000/    -0-                  -0-
                                           ($230,163)             ($50,000)

                                     1997  Lit. 410,197,000/      Lit.88,450,000/    -0-                  -0-
                                           ($247,704)             ($53,412)
Mario Tozzi-Condivi(5)               1999  $96,238                $69,000            -0-                  -0-
Vice Chairman from October, 1995
until March 1998                     1998  Lit.199,830,000/       Lit. 89,813,999/   -0-                  -0-
                                           ($120,670)             ($54,235)
                                     1997  Lit. 316,209,000/                         -0-                  -0-
                                           ($190,948)

Nick Speyer(6)                       1999  $160,000               -0-                -0-                  -0-
Chief Financial Officer of
Centerpoint Corporation              1998  $113,464               -0-                -0-                  -0-

                                     1997   $103,000              -0-                -0-                  -0-
Domenico Costa                       1999  Lit.267,000,000        -0-                -0-                  -0-
President of T.I.M.                        ($138,773)
                                     1998  Lit. 412,000,000/      -0-                -0-                  -0-
                                           ($248,792)
                                     1997  Lit. 240,000,000/      -0-                -0-                  -0-
                                           ($144,144)

-----------
     The aggregate amount of all perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the greater of $50,000 or 10% of such Officer's salary.

(1) Lira amounts have been converted to dollars at the rate of 1,924 Lira per U.S. Dollar, the approximate rate in effect on December 31, 1999.

(2) 1999 compensation includes cash compensation received from Centerpoint Corporation (formerly Moto Guzzi Corporation) , a subsidiary of the Company and the value office space provided to Mr. Hauser in 1999.

(3) Other Annual Compensation for Mr. Arbib in 1999 includes the $250,000 5% Convertible Debenture issued in connection with Mr. Arbib's efforts in placing $6,000,000 of such Debentures in 1999.

(4) Does not include Lit. 376,767,000 ($227,516) received in respect of a certain T.I.M. engagement predating the Company's acquisition of T.I.M. as part of the Finprogetti Acquisition.

(5) The above amounts plus expenses were paid to Como Consultants Limited, an Isle of Jersey company, which provides the Company with the services of Mr. Tozzi-Condivi. No other form of compensation was paid to Como Consultants or to Mr. Tozzi-Condivi.

(6)  Compensation   includes  cash   compensation   received  from   Centerpoint
     Corporation (formerly Moto Guzzi Corporation) , a subsidiary of the Company and other subsidiaries of the Company.

(7)  See "Options/SARs Repricing, " below.

Employment Contracts

On March 18, 1998, the Board of Directors approved a three year employment contract commencing May 1, 1998 with Mark S. Hauser as President and Chief Executive Officer, a three year consulting contract commencing May 1, 1998 with Emanuel M. Arbib as Chief Financial Officer and a one year, renewable agreement commencing May 1, 1998 with Tamarix Capital Corporation, a company controlled by Mr. Hauser, which supercedes a prior existing contract, for provision of merchant banking services to the Company. The employment agreement with Mr. Hauser, which was amended on July 15, 1999, and the consulting agreement with Mr. Arbib, which was amended on July 6, 1999, has been further amended, in connection with the Settlement Agreement as described below.

The terms of Mr. Hauser's employment contract with the Company provide for compensation of US$ 160,000 per year and provided for the issuance of 130,000 shares of the Company's Common Stock with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 130,000 options exercisable at $5.00 per share. Pursuant to the Settlement Agreement, Mr. Hauser has agreed that his compensation will terminate upon, and as of, any liquidation of the Company.

Cash compensation under the contract with Tamarix Capital Corporation and the employment agreement with Mr. Hauser was originally payable only when the Company had sufficient cash to meet its financial commitments for the following 12 months, and no cash compensation under the agreements was paid in 1998. From March 1999 through April 2000 Mr. Hauser was engaged as Executive Chairman of Moto Guzzi at a salary of US$ 90,000 per year plus reimbursement of expenses and the grant of stock options. Mr. Hauser's employment agreement with Moto Guzzi was terminated in April 2000 in connection with the proposed sale to Aprilia. Mr. Hauser was paid $169,500 in severance in connection with such termination of his employment agreement. Mr. Hauser continues to serve as Executive Chairman of Centerpoint without compensation.

Under the terms of the consulting agreement with Mr. Arbib, Mr. Arbib is entitled to compensation of US$ 100,000 per year and the issuance of 75,000 shares of the Company's Common Stock with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 65,000 options exercisable at $5.00 per share. Cash compensation under the employment agreement was originally deferred and accrued, and no cash compensation under the agreement was paid in 1998. Those restrictions were satisfied in 1999 and the Company commenced payment of the accrued compensation in 1999. Pursuant to the Settlement Agreement, Mr. Arbib has agreed that his compensation will terminate upon, and as of, any liquidation of the Company

From March 1999 through April 2000 Mr. Arbib was also engaged as a financial consultant to Moto Guzzi at compensation of US$ 30,000 per year plus reimbursement of expenses and the grant of stock options. The employment agreement with Mr. Arbib was terminated in April 2000 in connection with the proposed sale to Aprilia. Mr. Arbib was paid $37,900 severance in connection with such termination.

Messrs. Howard E. Chase, Albino Collini and Domenico Costa had been engaged as executive officers of the Company or one of its subsidiaries under multi-year employment agreements which were terminated by mutual agreement effective December 1, 1997. Messrs. Collini and Costa continue to serve as executive employees on an at-will basis, each at a base salary of Lit. 267 million. Mr. Chase was also engaged as Special Counsel to Moto Guzzzi at annual compensation of US$ 60,000 plus reimbursement of expenses. This arrangement was terminated in September 2000 in connection with the sale of the Moto Guzzi operations. Mr. Chase was paid US$ 51,400 in connection with such termination. Mr. Chase continues to serve as a director of the Company, without compensation.

The compensation of the Named Executive Officers in 1999 was the result of the negotiated employment agreements described above and not the implementation of a compensation policy.

Stock Option Plans

In order to attract and retain employees, the Board of Directors adopted, and the shareholders approved, the 1995 Non-Qualified Stock Option Plan ("1995 NQ Plan") and the 1995 Stock Option Plan for Outside Directors ("1995 Directors' Plan"). The 1995 NQ Plan and the 1995 Directors' Plan are referred to collectively as the "1995 Plans." Options to purchase an aggregate of 2,150,000 shares of Common Stock (subject to antidilution adjustments under certain circumstances) may be awarded under the 1995 Plans.

1995 NQ Plan

The 1995 NQ Plan is administered by the Compensation Committee. Members of the committee are not entitled to receive grants under the 1995 NQ Plan. The maximum number of options which any optionee may receive is 350,000 per calendar year.

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

1995 Directors' Plan

All non-employee directors, who were never previously employed by the Company or eligible to receive options, annually receive, on each January 2, options to purchase 5,000 shares under the 1995 Directors' Plan. Newly appointed or elected non-employee directors receive a grant upon taking office.

A total of 20,000 options under the plan were granted in 1999 and 1998, and 15,000 options were granted in January 1997 and 18,751 options were granted in the balance of 1997. Options granted in 1999 are exercisable at $4.625 per share, options granted in 1998 are exercisable at $5.4375 per share, and 1997 options were exercisable at $9.313 per share. The January 1997 options were forfeited later in 1997 as a result of changes in the composition of the Board of Directors. The 18,751 options granted in 1997 to incoming members of the Board were granted at exercise prices ranging between $5.125 and $8 per share. Options to be granted in future years will be exercisable at the reported closing price of the stock on January 2 of the year of grant. Options are not exercisable until the later of January 2 of the year succeeding the date of grant or six months following the date of grant.

The authority to grant options under the 1995 Directors' Plan will terminate on the earlier of December 1, 2005 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan, which is 150,000, 91,249 of which remained available for issuance on Decvember 31, 1999.

The 1995 Directors' Plan may be amended by the Board of Directors' except that provisions thereof concerning granting of options may not be amended more than once every six months unless necessary to comply with the Internal Revenue Code or the Employee Retirement Income Security Act.


                             STOCK OPTION REPRICING

In 1998, the Company cancelled stock options previously granted to the following Named Executive Officers, and issued new options at an exercise price of $5.00 per share, the then current market price of the Company's Common Stock:


                  Name                Cancelled    Exercise Price    Granted
             ----------------       ------------  ----------------  ---------

             Howard E. Chase           300,000        $12.26         140,000

             Albino Collini            150,000        $12.26          50,000

             Mario Tozzi-Condivi       200,000        $12.26          50,000

             Domenico Costa             60,000        $12.26          40,000

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at the end of 1999. None of the unexercised options held by the Named Executive Officers at the end of 1999 were exercisable at a price equal to or less than the market price of the Common Stock on the date of issuance.

                                                             Number of Shares Underlying Unexercised
                                                                Options/SARs at Fiscal Year-End
                                     Number of Shares        ---------------------------------------
              Name                Acquired on Exercise(1)       Exercisable          Unexercisable
              ----                -----------------------       -----------          -------------
Mark S. Hauser....................           -                    130,000
Emanuel Arbib.....................           -                     65,000
Howard E. Chase...................           -                    140,000
Mario Tozzi Condivi...............           -                     50,000
Albino Collini....................           -                     50,000
Domenico Costa....................           -                     40,000
Nick Speyer ......................           -                     40,000
-----------

(1)  None of the Named Executive Officers exercised any stock options in 1999.



Compensation of Directors

Non-employee members of the Board of Directors of the Company will each be paid $4,000 per year by the Company for services rendered in their capacity as such and will receive automatic grants of stock options. See "Stock Option Plans-1995 Directors' Plan." Officers of the Company or its subsidiaries who are members of the Board of Directors of the Company and employees receive compensation for services rendered in their capacities as officers only, and may be entitled to discretionary grants of stock options.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors established a compensation committee on October 28, 1995. The Company and each of its subsidiaries have, to date, addressed all compensation issues through its or their respective boards of directors. Of the present members of the Board of Directors, Messrs. Hauser, Arbib, Chase, Collini and Tozzi-Condivi served as executive officers and/or employees of the Company and/or one or more of the Company's subsidiaries in 1999.

Each of Messrs. Tozzi-Condivi, Chase, Collini, Hauser , Arbib and Spier engaged in transactions with the Company during 1999 in addition to serving as a director and/or officer of the Company. See "Certain Relationships and Related Transactions" below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Security Holders

The following table sets forth certain information concerning the beneficial ownership of Common Stock as of June 28, 2001, the date of this report, by (i) each person who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each of the Company's directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.

                                                          Number of Shares          Percentage
       Name and Address of Beneficial Owner*             Beneficially Owned      Beneficially Owned
       ---------------------------------------------------------------------------------------------
       Mark S. Hauser ..................................  1,571,866(1)(2)               32.2
       Gianni Bulgari ..................................  1,468,827(2)(3)               32.6
       c/o Gruppo G.B. Bulgari
       via M. Mercati, 17A
       00187 Rome, Italy
       Emanuel Arbib ...................................    475,972(2)(4)               10.7
       Howard E. Chase .................................    150,000(5)                   2.8
       Albino Collini...................................    173,972(6)                   3.5
       Mario Tozzi-Condivi..............................     50,000(7)                   1.1
       Domenico Costa...................................     40,000(7)                  **
       Nick Speyer .....................................     40,000(7)                  **
       Duncan Chapman                                         5,000                     **
       Andrea della Valle                                     5,000                     **
       Mark B. Segall                                         5,000                     **

       All directors and officers as a group ...........  3,985,637                     71.2

-------------------

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "COMMISSION") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

**   Less than one percent.

(1) Includes warrants to purchase 500,000 shares owned of record by Azzurra, Inc., a Delaware corporation controlled by Mr. Hauser, 682,579 shares owned of record by Tamarix Investors, LDC, a Cayman Islands Limited duration company controlled by Mr. Hauser and presently exercisable options to purchase 137,917 shares.

(2) As part of a reporting group, Mark Hauser, Tamarix Investors, Azzurra, Gianni Bulgari and Emanuel Arbib report beneficial ownership of 3,516,665 shares, consisting of 2,062,831 shares and warrants and options to purchase an additional 1,477,834 shares. Such group constitutes beneficial ownership of approximately 62.8% of all shares outstanding on a diluted basis pursuant to Regulation 13D-G under the Securities Exchange Act of 1934, as amended.

(3)  Includes warrants to purchase 381,067 shares from the Company.

(4) Includes warrants to purchase 264,563 shares owned of record by entities controlled by Mr. Arbib and options held by Mr. Arbib to purchase 72,917 shares.

(5)  Includes 140,000 presently exercisable options.

(6)  Includes 50,000 presently exercisable options.

(7)  Represents presently exercisable options.

Item 13--Certain Relationships and Related Transactions

Settlement Agreement and Charter Amendments

On March 9, 1999, Tamarix distributed to entities controlled by two of its principals, Gianni Bulgari and Emanuel Arbib, 634,921 shares of common stock of the Company theretofore owned by Tamarix pursuant to a December 1998 amendment to an agreement among the Tamarix shareholders. In connection with the resolution of certain disputes between Mr. Bulgari and the Company, Messrs. Hauser, Bulgari, Arbib, Spier and Chase entered into an agreement on September 21, 1999 (the "Settlement Agreement ") with the Company providing that, among other things, the Company would propose for election a new slate of director nominees and would vote their shares of the Company in support of the election of such persons and certain proposed amendments to the Company's Articles of Incorporation.

The parties to the Settlement Agreement beneficially owned, in the aggregate, approximately 58.4% of the outstanding shares of Common Stock of the Company. See "Principal Security Holders." The Settlement Agreement was approved by the Board of Directors after determining that it was in the Company's best interests.

The amendments, which were intended to eliminate the governance changes in the Articles of Incorporation which had been adopted in 1997 to assure Tamarix's continued participation in the governance of the Company were deemed inconsistent with the terms of the Settlement Agreement. As a result of the amendments it is anticipated that it may be easier to effect a change in a majority of the members of the Board of Directors. The amendments are described above in "Matters Submitted to a Vote of Security Holders".

The Company's By-Laws were also amended to eliminate all amendments adopted in accordance with the Inducement Agreement granting special rights to Tamarix.

Loans to the Company by Tamarix and Bulgari

On October 1, 1998, two bridge loans were made to the Company by Tamarix and by Mr. Bulgari to provide financing to Moto Guzzi Corp. in anticipation of the consummation of the merger with North Atlantic Acquisition Corp. (See Notes 1 and 11). The loans were of Lit. 3,000 million and US$2,000,000, respectively, and bore interest at 10% and a flat commission of 1%. Each loan was secured by 500,000 shares of Moto Guzzi Corp. common stock (207,337 shares of Moto Guzzi Corporation, following the merger with North Atlantic Acquisition Corp.). As an inducement for the loans to be made, the Centaurus warrants, which were exercisable at $6.00 through May 1, 2000 were extended through May 1, 2002 and the exercise price reduced to $5.50. The closing price of the Company's common stock had been at $5.00 or below in the preceding month and was at $4.00 on October 1, 1998 when the loans were made. The

Company sought similar financing from unaffiliated third parties and the terms and conditions above were more favorable than any expressions of interest by third parties. The Lit. 3,000 million loan was repayable to Mr. Bulgari on March 31, 1999, and was extended to April 30, 1999 and was repaid in May 1999. The US$2,000,000 loan was repayable on completion of the merger of Moto Guzzi Corp. into North Atlantic Acquisition Corporation, which occurred on March 5, 1999 and was extended, with part payments of $300,000 in May and August 1999, and the balance repaid in November 1999.

Loans by Spier, Fingerhut Affiliates and the Company to Moto Guzzi

In August 1999, William Spier, a director of the Company from May 1997 to December 1999 and director of Moto Guzzi Corporation from March 1999 made an advance of $250,000 to the Company's Moto Guzzi subsidiary. Entities associated with Mr. Barry Fingerhut, a Director of Moto Guzzi Corporation from March 1999, also advanced $1,000,000 in 1999. The advances, together with advances to Moto Guzzi Corporation by the Company in 1999 and in 2000 and funds raised from an Italian institutional investor, were converted into Series B Preferred Stock of Moto Guzzi Corporation in February 2000.

Issuance of 5% Debentures and Lending of Proceeds

On December 28, 1999, the Company issued US$ 6 million of 5% Convertible Debentures Due December 28, 2001 to provide funds for Moto Guzzi Corporation and for general corporate purposes. In connection with raising these funds, the Company issued a $250,000 5% Convertible Debenture on the same terms as for the $6 million raised to Emanuel Arbib, joint-CEO of the Company, for his efforts in connection with such placement. The Company also paid $360,000 to an Italian intermediary and $60,000 plus $26,106 for legal expenses to Investec Ernst & Company. Mark Segall, a director of the Company is an officer of Investec Ernst & Company.

Issuance and Redemption of Series B Preferred Stock

On February 25, 2000, Moto Guzzi Corporation, the Company's majority owned subsidiary, issued 123,500 shares of a new Series B Preferred Stock to Fineco Sim S.p.A., an Italian institutional investor ("Fineco"), and affiliates of Fineco, the Company, OAM, S.p.A., a majority-owned subsidiary of the Company ("OAM"), and William Spier, a director of Moto Guzzi and the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of Moto Guzzi, for $100 per share (an aggregate price of $12,350,000). The shares were issued as follows (i) 60,000 to Fineco and its affiliates for cash, (ii) 35,000 shares to the Company for cash,
(iii) 16,000 to OAM in repayment of outstanding loans due to OAM, (iv) an aggregate of 10,000 shares to Wheatley Partners and Wheatley International Partners, in repayment of loans made by them to Moto Guzzi, and 2,500 shares to Mr. Spier in repayment of loans made by him to Moto Guzzi.

In July 2000 Moto Guzzi entered into an agreement with the Series B preferred stockholders in which it agreed to redeem the Series B preferred stock by September 30, 2000, in exchange for their agreement not to convert their Series B preferred stock into Class A common stock prior to that date.

Moto Guzzi closed on the sale of its operating subsidiaries on September 6, 2000 and in the last week of September 2000 it redeemed in full all outstanding shares of Series B Preferred Stock for a price equal to

$100 per share plus accrued dividends thereon,  for a total of approximately US$
12.6 million (approximately Lit. 28,300 million at the prevailing exchange rate).

April 14th Share Purchase Agreement

The Share Purchase Agreement providing for the sale of Centerpoint's operating subsidiaries to Aprilia (described below) contained a condition that OAM, S.p.A. (the holder of approximately 58% of the issued and outstanding shares of Centerpoint's Class A common stock, and a subsidiary of the Company) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed, among other things, to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, Centerpoint agreed with OAM and the Company by letter dated April 14, 2000 that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that Centerpoint would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of Centerpoint's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by the Company and OAM to July 15, 2001.

In connection with the sale, Aprilia required the terminations of certain of Moto Guzzi's executives and further required that Moto Guzzi pay all costs of such terminations. Accordingly, Moto Guzzi agreed to pay severance to two of its directors, Mark S. Hauser and Howard E. Chase, and to Emanuel Arbib, one of its former directors, of $169,500, $51,400 and $37,900, respectively, in exchange for termination of their employment and consulting agreements with Moto Guzzi. See "Subsequent Events -- Execution and Delivery by Moto Guzzi of Share Purchase Agreement and -- "Centerpoint's (then Moto Guzzi) Agreement with the Company and OAM to present a liquidation proposal to its stockholders following the Closing of the sale of its operations to Aprilia" for further details.

Centerpoint Loan;  Early payoff of the Company's 5% Convertible Debentures

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company $4,200,000. On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of $6,000,000 of the Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and is secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM. In connection with the Centerpoint Loan, OAM also entered into the OAM Guaranty wherein it guaranteed the Company's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty is limited to the value of the Centerpoint shares pledged by OAM, as that term is used in the OAM pledge agreement.

Centerpoint Engagement of Investec Ernst to explore Strategic Alternatives

In June 2001, with the consent of the Company, Centerpoint engaged the investment banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives, including potential acquisitions and investments. Mark Segall, a Director of the Company, is a Senior Vice President and General Counsel of Investec Ernst.

Other Transactions

Messrs. Mark Hauser and William Spier, who became directors of the Company upon consummation of the Tamarix/Finprogetti Acquisition Agreement, were Managing Directors of Tamarix Capital Corporation in 1999. Mr. Hauser became the President and Chief Executive Officer of the Company in March 1998 at an annual salary of $160,000. In connection with his engagement, in March 1998, the Company also issued to Mr. Hauser 130,000 shares of Common Stock. The consulting services of Mr. Emanuel Arbib, who, with Messrs. Hauser and Spier, was affiliated with Tamarix in 1999, was engaged by the Company in March 1998 as its Chief Financial Officer at an annual consulting fee of US$ 100,000. In connection with this engagement, in March 1998, the Company also issued to Mr. Arbib 75,000 shares of Common Stock.

In March 1999, pursuant to the merger of the Company's Moto Guzzi Corp. subsidiary with and into North Atlantic (See Note 3), Mark Hauser became Executive Chairman and a director of the merged company, with an annual compensation of US$ 90,000 plus US$ 108,000 in respect of the expense of maintaining the U.S. corporate offices for Moto Guzzi, and in respect of handling administrative and regulatory matters for Moto Guzzi. 150,000 options to acquire stock of Moto Guzzi at $10.6875 were also issued to Mr. Hauser. This agreement was terminated in April 2000 in connection with the sale of Moto Guzzi operations to Aprilia.

In March 1999, pursuant to the merger of the Company's Moto Guzzi Corp. subsidiary with and into North Atlantic, Emanuel Arbib became a director of Moto Guzzi entered into a consulting contract to provide financial consulting services with an annual compensation of US$ 90,000 and was issued options to acquire 30,000 shares of Moto Guzzi Common Stock at $10.6875 per share. This agreement was terminated in April 2000 in connection with the sale of Moto Guzzi operations to Aprilia.

Disposal of TIM to affiliates of Albino Collini, a Director of the Company

Effective January 1, 2000, the Company disposed of TIM, its temporary management services subsidiary. TIM was sold to two companies affiliated with Albino Collini, a Director of the Company through December 1999 for 80,000 shares of the Company's Common Stock with a fair value of Lit. 320 million at the date of sale. The Company has recorded an impairment loss of Lit. 400 million as at December 31, 1999 in respect of the trademarks of TIM, to reflect the post year-end disposal.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5 which have been filed with the Securities and Exchange Commission with respect to transactions which occurred in 1999, it appears that the following officers and/or directors of the Company did not comply with Section 16 reporting requirements:

Nicola Caiola:      as to options to purchase 5,000 shares granted in
                    January 1999;

Giovanni Caronia:   as to options to purchase 5,000 shares granted in
                    January 1999;

Deborah S. Novick:  as to options to purchase 5,000 shares granted in
                    January 1999; and

William Spier:      as to option to purchase 5,000 shares granted in
                    January 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   (1)      Contained in Item 8 of this Report.

               (2)      Contained in Item 8 of this Report.

               (3)      Contained in paragraph (c) below.

         (b) The Company did not file any Current Reports on Form 8-K during the three month period ending December 31, 1999.

         (c)   Exhibits.

               Exhibit No.       Description                           Page
               -----------       -----------                           ----
               3.1 Amendment to Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1998.

               3.2 Amended and Restated  Bylaws of the Company (filed as Exhibit
               3.3 to Registration Statement on Forms S-1, Amendment No. 1, file No. 333-21595).

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

               4.7 Warrant Agreement dated October 1, 1998 between the Company and Ixion, LDC (filed as Exhibit 4.4 to November 17, 1998 Current Report on Form 8-K).

               10.1 1995 Non-Qualified Stock Option Plan (filed as Exhibit A to the Company's Preliminary Proxy Statement filed May 24, 1996).

               10.2 1995 Director's Plan (filed as Exhibit B to the Company's Preliminary Proxy Statement filed May 24, 1996).

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

               10.6 Employment Agreement dated March 25, 1998 with Mark S. Hauser (filed as Exhibit 10.1 to the March 31, 1998 Quarterly Report on Form 10-Q).

               10.7 Novation of March 7, 1997 agreement with Tamarix Capital Corp. (filed as Exhibit 10.2 to March 31, 1998 Quarterly Report on Form 10-Q).

               10.8 Agreement and Plan of Merger dated August 18, 1998 between Moto Guzzi Corp. and North Atlantic Acquisition Corp. and the Company (filed as Exhibit 10.1 to December 11, 1998 Current Report on Form 8-K).

               10.9 First Amendment dated December 3, 1998 to Agreement and Plan of Merger dated August 18, 1998 (filed as Exhibit 10.2 to December 11, 1998 Current Report on Form 8-K).

               10.10  Consulting  Agreement  dated March 25,  1998 with  Emanuel
               Arbib.

               21. Subsidiaries:  The Company's  significant  subsidiaries,  the
               jurisdiction   of  their   incorporation   and  nature  of  their
               respective activities is contained in this Report.

               27. Financial Data Schedule.

          (c)  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TRIDENT ROWAN GROUP, INC.


August 10, 2001                      /s/ Mark S. Hauser
                                     --------------------
                                     Mark S. Hauser
                                     President and Joint Chief Executive Officer


August 10, 2001                      /s/ Emanuel Arbib
                                     -----------------------
                                     Emanuel Arbib
                                     Joint Chief Executive Officer and Chief
                                     Financial officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


August 10, 2001                      /s/ Emanuel Arbib
                                     -----------------------
                                     Emanuel Arbib, Director

August 10, 2001                      /s/ Howard E. Chase
                                     --------------------------
                                     Howard E. Chase, Director

August 10, 2001                      /s/ Mark S. Hauser
                                     -------------------------
                                     Mark S. Hauser, Director

August 10, 2001                      /s/ Gianni Bulgari
                                     ------------------------
                                     Gianni Bulgari, Director

August 10, 2001                      /s/ Duncan Chapman
                                     -------------------------
                                     Duncan Chapman, Director

August 10, 2001                      /s/ Andrea Della Valle
                                     --------------------------
                                     Andrea Della Valle, Director

August 10, 2001                      /s/ Mark B. Segall
                                     -------------------------
                                     Mark B. Segall, Director

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS - The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

     2. FINANCIAL STATEMENT SCHEDULES - The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules is filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

     3. EXHIBITS - The exhibits listed on the accompanying List of Exhibits are filed as part of this annual report and such List of Exhibits is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                               (Item 14(a)1 and 2)

                                                                          Page
                                                                          ----

        Report of Independent Public Accountants                            51

        Consolidated Balance Sheets - Assets                                52

        Consolidated Balance Sheets - Liabilities and                       53
             Shareholders' Equity (Deficit)

        Consolidated Statements of Operation                                54

        Consolidated Statements of Changes in the Shareholders'             55
             Equity (Deficit)

        Consolidated Statements of Cash Flows                               56

        Notes to Consolidated Financial Statements                          58

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.