Form 10-Q
period 2000-03-31
TRIDENT ROWAN GROUP INC
filed 2001-10-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________

                         Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
             (Exact name of registrant as specified in its charter)

            Maryland                                           52-0466460
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

              299 Park Avenue, 16th Floor, New York, New York 10171 (Address of principal executive offices - Zip code)

Registrants telephone number, including area code: (212) 644-4441

Former name, former address and former fiscal year, if changed since last report.



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes ___ No _X_

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 4,119,900 shares outstanding as of October 18, 2001.

                            TRIDENT ROWAN GROUP, INC.

                                      INDEX


                                                                            Page
                                                                            ----
Part I Financial Information

Item 1 Financial Statements
      Consolidated Balance Sheets at March 31, 2000 - Assets..................2
      Consolidated Balance Sheets at March 31, 2000 - Liabilities
        and Shareholders' Deficit.............................................3
      Consolidated Statements of Operations...................................4
      Consolidated Statements of Changes in Shareholders' Deficit.............5
      Consolidated Statements of Cash Flows...................................6
      Notes to Consolidated Financial Statements..............................7

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operation ..............................................16

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2000


                                                                 Mar. 31           Mar. 31          Dec. 31
                                                                  2000              2000             1999
                                                                 US$'000           Lit. m           Lit. m
ASSETS
Cash and cash equivalents ....................................   $1,632 Lit.        3,301 Lit.       12,468
Marketable securities, at cost ...............................    2,010             4,066             4,066
Receivables ..................................................      611             1,236             1,764
  Trade ......................................................       17                35               478
  Other receivables ..........................................      594             1,201             1,285
Prepaid Expenses .............................................       77               156               195
                                                                 ------            ------            ------
TOTAL CURRENT ASSETS .........................................    4,330             8,759            18,493
                                                                 ------            ------            ------
Property, plant and equipment ................................       99               200               292
Trademark and other intangibles, net of amortization
  of Lit. 1,450 (1998 - Lit. 1,350 million) ..................       --                --               150
Goodwill, net of amortization of Lit. 430
  (1999 - Lit 425) ...........................................       52               105               110
Unamortized debt charges .....................................      391               790               858
Tax receivables ..............................................    1,097             2,219             2,229
Other assets .................................................       --                --                36
Net assets of discontinued motorcycle operations .............    2,316             4,685                --
Net assets of discontinued steel tube operations .............      927             1,826             1,538
                                                                 ------            ------            ------
TOTAL ASSETS .................................................   $9,212 Lit.       18,634 Lit.       23,706
                                                                 ======            ======            ======


Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2000


                                                               Mar. 31            Mar. 31            Dec. 31
                                                                2000                2000              1999
                                                               US$'000            Lit. m             Lit. m
LIABILITIES
Current portion of long-term debt ..........................       273                553                553
Amounts due to related parties .............................        --                 --                173
Accounts payable ...........................................       315                638              1,888
Accrued expenses and other payables ........................     1,143              2,313              4,773
                                                              --------           --------           --------
TOTAL CURRENT LIABILITIES ..................................     1,731              3,504              7,387
                                                              --------           --------           --------
Net liabilities of discontinued motorcycle operations ......        --                 --              8,697
Long-term debt, less current portion .......................     6,551             13,253             12,634
Provision for claims .......................................     2,675              5,412              5,700
Minority interests .........................................     2,438              4,931              6,362
Advances for subsidiary stock subscription .................        --                 --              2,405
Redeemable preferred stock of subsidiary ...................     7,043             14,245                 --

SHAREHOLDERS' DEFICIT ......................................   (11,226)           (22,711)           (19,479)
Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,119,900 (1999 - 4,119,900) shares outstanding, .........        52                106                106
Additional paid-in capital .................................    51,762            104,715            104,594
Treasury stock, at cost ....................................   (23,492)           (47,524)           (47,524)
Accumulated other comprehensive income .....................      (486)              (983)              (717)
Accumulated deficit ........................................   (39,062)           (79,025)           (75,938)
                                                              --------           --------           --------
LIABILITIES AND SHAREHOLDERS' DEFICIT ......................  $  9,212 Lit.        18,634 Lit.        23,706
                                                              ========           ========           ========


Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed  Consolidated  Statements of Operations
3 Months ended March 31, 2000 and 1999


                                                                 Mar. 31              Mar. 31              Mar. 31
                                                                  2000                 2000                 1999
                                                                 US$'000              Lit. m               Lit. m
Net sales ..................................................   $       22 Lit.              45 Lit.             423
Cost of sales ..............................................           --                   --                 (177)
                                                               ----------           ----------           ----------
                                                                       22                   45                  246
Selling, general and administrative expenses ...............         (514)              (1,040)              (1,234)
                                                               ----------           ----------           ----------
Operating loss .............................................         (492)                (995)                (988)
Interest expense ...........................................         (133)                (270)                (244)
Interest income ............................................          202                  409                   13
Other income, net ..........................................           41                   82                  (12)
                                                               ----------           ----------           ----------
Loss from continuing operations before
   income taxes ............................................         (382)                (774)              (1,231)
Income taxes ...............................................           --                   --                   91
Subsidiary preferred stock dividends .......................          (48)                 (98)                  --
Amortization of premium for subsidiary
   preferred stock redemption ..............................         (287)                (581)                  --
                                                               ----------           ----------           ----------
Loss from continuing operations ............................         (717)              (1,453)              (1,140)
Discontinued operations (Note 2) ...........................       (1,560)              (3,156)              20,613
   Loss of motorcycle operations after income
      taxes of  Lit. 92 and Lit. 40 ........................       (1,727)              (3,494)              (5,305)
   Gain on merger of motorcycle operations .................           --                   --               25,837
   Profit of steel tube operations after income
      taxes of Lit. 0 and Lit. 0 ...........................          167                  338                   81
Minority interests .........................................          752                1,522               (2,845)
                                                               ----------           ----------           ----------
Net (loss)/profit ..........................................   $   (1,525) Lit.         (3,087) Lit.         16,628
                                                               ==========           ==========           ==========

(LOSS)/PROFIT PER SHARE ....................................        US$                 Lit.                 Lit.

Continuing operations ......................................        (0.09)                (192)                (287)
Discontinued operations & minority interest ................        (0.39)                (779)               4,812
                                                               ----------           ----------           ----------
                                                                    (0.48)                (971)               4,525
                                                               ==========           ==========           ==========
Weighted average number of shares Outstanding during the period:
Basic ......................................................    4,051,566            4,051,566            4,283,233
                                                               ==========           ==========           ==========
Fully diluted ..............................................    4,051,566            4,051,566            4,402,001
                                                               ==========           ==========           ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Deficit March 31, 2000


                                                                             Accumulated
                                                      Additional                other                      TOTAL       Comprehensive
                                              Common   paid-in    Treasury  Comprehensive  Accumulated  SHAREHOLDERS'    income/
                   Lire million               stock    capital     stock       Income        deficit       EQUITY         (loss)
                                              ------  ----------  --------  -------------  -----------  -------------  -------------
At January 1, 2000                     Lit.m    106     104,594   (47,524)      (717)       (75,938)       (19,479)

Net loss                                         --          --        --         --         (3,087)        (3,087)      (3,087)
Translation adjustment                           --          --        --       (266)            --           (266)        (266)
Vesting of shares subject to forfeit             --         121        --         --             --            121           --
                                                ---     -------   -------       ----        -------        -------       ------
At March 31, 2000                      Lit.m    106     104,715   (47,524)      (983)       (79,025)       (22,711)      (3,353)

At March 31, 2000                      $'000     52      51,702   (23,492)      (486)       (39,063)       (11,226)      (1,657)
                                                ===     =======   =======       ====        =======        =======       ======


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
March 31, 2000 and 1999


                                                                    Mar.31       Mar .31        Mar .31
                                                                     2000         2000           1999
Net loss from continuing operations .........................        (717)       (1,453)        (1,140)

Adjustments to reconcile net loss to net cash (used)/provided by continuing operations:

Depreciation and amortization ...............................         102           206             65
Non-cash finance income from discontinued operations ........        (151)         (306)            --
Amortization of redemption premium for subsidiary
   preferred stock ..........................................         287           581             --
Other operating activities ..................................          (6)          (12)          (737)

Changes in operating assets and liabilities:
Receipt of tax receivable ...................................           4             8          6,100
Trade and other receivables .................................         186           377            (36)
Prepaid expenses ............................................         (12)          (25)           600
Accounts payable and accrued expenses .......................      (1,885)       (3,814)        (1,939)
                                                                  -------       -------        -------
Net cash provided/(used) by operating activities ............      (2,194)       (4,438)         2,913
                                                                  -------       -------        -------
Investing activities:
Cash of subsidiary disposed .................................        (113)         (229)            --
Purchases of property, plant and equipment ..................          (5)          (10)            (6)
                                                                  -------       -------        -------
Net cash provided/(used) by investing activities ............        (118)         (239)            (6)
                                                                  -------       -------        -------
Financing activities
Issuance of subsidiary preferred stock issuance .............       5,628        11,386             --
Principal payments of long-term debt ........................          --            --           (610)
                                                                  -------       -------        -------
Net cash provided by financing activities ...................       5,628        11,386           (610)
                                                                  -------       -------        -------
Increase in cash from continuing operations .................       3,316         6,709          2,297

Cash from merger with NAAC ..................................                                   16,006
Cash used by discontinued operations ........................      (8,139)      (16,465)       (12,443)

Exchange movement on opening cash ...........................         292           589              4

Cash, beginning of period ...................................       6,163        12,468          3,044
                                                                  -------       -------        -------
Cash, end of period .........................................       1,632         3,301          8,908
                                                                  =======       =======        =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1999 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,023 to U.S. $1, the approximate exchange rate at March 31, 2000. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

NOTE 2 - DISCONTINUED OPERATIONS

On September 7, 2000, the Company's 62.7% owned subsidiary, Moto Guzzi Corporation, closed its sale of its four operating subsidiaries comprising all "Moto Guzzi" motorcycle operations to Aprilia S.p.A. From May 2, 2000 through the date of sale, Moto Guzzi's operations were under the control of Aprilia management. The measurement date of the disposal will be July 1, 2000, reflecting the latest date prior to sale for which the Company has complete financial information. Net proceeds from the disposal exceed the net assets of the operations sold and the Company will record a gain in the third quarter. On September 19, 2000, pursuant to the sale of the motorcycle operations to Aprilia, Moto Guzzi Corporation changed its name to Centerpoint Corporation and is listed on the over-the-counter market in New York under the ticker "CPTX". The Company owns, directly, and through its 84.35% OAM S.p.A. subsidiary, approximately 62.7% of the outstanding common stock of Centerpoint Corporation. The sale to Aprilia is discussed in more detail in Note 5 - Subsequent Events.

Discontinued Motorcycle Operations

                                    Mar.31        Mar. 31          Mar. 31
                                     2000          2000             1999
                                    US$'000        Lit.m            Lit.m

Net sales ......................      9,924        20,076          17,573

Loss before taxes ..............     (1,628)       (3,402)         (5,265)
Provisions for taxes ...........        (45)          (92)            (40)
                                   --------       -------         -------
Net loss .......................   $ (1,727)Lit.   (3,494)Lit.     (5,305)
                                   ========       =======         =======

The statement of operations includes in 2000 sales of Lit. 18 million and interest income of Lit. 306 million in respect of amounts charged by the Company to the discontinued motorcycle operations.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2000


NOTE 2 - DISCONTINUED OPERATIONS (Continued)

Net assets/(liabilities) of the discontinued motorcycle operations were as follows:

                                                                 Mar.31          Mar. 31        Dec. 31
                                                                  2000            2000           1999
                                                                 US$'000          Lit.m          Lit.m
Current assets ...............................................    30,974          62,660         61,926
Property, plant and equipment ................................     6,814          13,784         14,638
Other assets .................................................     1,805           3,651            889
Current liabilities ..........................................   (32,641)        (66,063)       (79,385)
Other liabilities ............................................    (4,880)         (9,870)       (10,000)
Net advances due from operations, sold as part
  of disposal transaction ....................................       244             493          3,235
                                                                 -------         -------        -------
Net assets/(liabilities) of discontinued motorcycle
  operations .................................................   $ 2,316 Lit.      4,685 Lit.    (8,697)
                                                                 =======         =======        =======

In the first quarter of 2000 the Company provided the discontinued motorcycle operations with cash, in the form of capital and advances, of Lit. 15,855 million to finance its operations. The principal source of such funding was proceeds from the Company's issuance in December 1999 of 5% Convertible Debentures due December 28, 2001 in an aggregate amount of $6,000,000 and funds raised by the issuance of Series B Preferred Stock by Moto Guzzi Corporation - see Note 3 below.

Discontinued steel tube operations

In July, 2000, as also detailed in Note 5 - Subsequent events, the Company sold its LITA subsidiary, thus exiting from the steel tube segment.

                                                     Mar.31        Mar. 31        Dec. 31
                                                      2000           2000          1999
                                                     US$'000        Lit.m         Lit.m
Net sales .........................................   2,687         5,436         5,565

Profit before taxes ...............................     167           338            81
Provisions for taxes ..............................      --            --            --
                                                     ------         -----         -----
Net profit ........................................  $  167 Lit.      338 Lit.       81
                                                     ======         =====         =====

Net assets of the discontinued steel tube operations are as follows:

                                                     Mar. 31      Mar. 31       Dec. 31
                                                      2000         2000          1999
                                                     US$'000       Lit.m         Lit.m
Current assets ....................................   6,243        12,630        12,378
Property, plant and equipment .....................     724         1,464         1,510
Other assets ......................................     106           215           215
Current liabilities ...............................  (5,331)      (10,785)      (11,005)
Other liabilities .................................    (695)       (1,403)       (1,315)
Provision for loss on disposal ....................    (120)         (245)         (245)
                                                     ------       -------       -------
Net assets of discontinued steel tube operations ..  $  927 Lit.   1,876 Lit.     1,538
                                                     ======       =======       =======

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2000


NOTE 3 - ISSUE OF SERIES B REDEEMABLE PREFERRED STOCK BY SUBSIDIARY

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

The Company received Lit. 11,386 million in cash, net of Lit. 516 million of expenses in respect of the issue of the Series B Preferred Stock to Fineco and its affiliates and also recorded Lit. 2,479 million in respect of the

William Spier and Wheatley advances. The Company has recorded in the statement of operations as at March 31, 2000 accretion expense of Lit. 581 million in respect of amortization of costs and exchange differences which arose as the redemption obligation is denominated in U.S. Dollars.

In connection with issuance of the Series B preferred stock, Centerpoint agreed to issue 300,000 shares of its Class A common stock to the Company for a
purchase  price  of  $.01  per  share,   in   consideration   of  the  Company's
participation in the Series B financing and their successful efforts to get Fineco, S.p.A. to subscribe for Series B shares. These 300,000 shares were issued in July 2000. Additionally, in connection with Fineco's purchase of the Series B shares Centerpoint paid a commission of $180,000 to Andrea delle Valle, a director of the Company, and paid $80,000 to Investec Ernst, where Mark Segall, a director of the Company, is an executive officer.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2000


NOTE 4 - SALE OF TEMPORARY MANAGEMENT SERVICES SUBSIDIARY

Effective as of January 1, 2000, the Company disposed of TIM, S.p.A., its temporary management services subsidiary to two companies controlled by TIM's management, including Albino Collini, a Director of the Company through December 1999, for 80,000 shares of the Company with a fair value of Lit. 320 million at the date of sale. Cash disposed of was Lit. 229 million.

NOTE 5 - SUBSEQUENT EVENTS

Current status of the Company

As of September 28, 2001, the date of this report, the Company has disposed of all of its operating subsidiaries and real property, and its principal assets are represented by the cash proceeds of such disposals, receivables and rights to escrow accounts deriving from the disposals and tax and other receivables. The major part of cash and other assets of the Company are held by its majority owned subsidiary, Centerpoint Corporation (OTC/BB:CPTX).

The Company is currently examining opportunities to acquire or merge with another operating business or businesses. Such acquisition or merger may be made through Centerpoint. In June 2001, with the consent of the Company, Centerpoint engaged the investment banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives. Mark Segall, a Director of the Company, is an officer of Investec.

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

Disposal of motorcycle operations

In December 1999, the Company engaged Banca d'Intermediazione Mobiliare IMI S.p.A. ("IMI"), a leading Italian investment bank, to pursue strategic alternatives to enhance shareholder value in its shareholding in Centerpoint Corporation (Moto Guzzi Corporation through September 19, 2000).

The Moto Guzzi motorcycle operations were sold to Aprilia S.p.A. pursuant to an April 14, 2000 Preliminary Sale and Purchase Agreement, closed in September 2000. In this transaction, Centerpoint, in which the Company owns a 62.7% interest, held directly and indirectly through an 84.35% owned subsidiary, sold its four operating subsidiaries to Aprilia S.p.A. To finance operations through the date of sale, Centerpoint raised bridge financing in February 2000 as described in Note 3, above.

On September 7, 2000, Centerpoint closed the sale of all its operating subsidiaries. On August 11, 2000, at a Special Meeting of Stockholders, stockholders had approved the sale of the operating subsidiaries and the change of corporate name from Moto Guzzi Corporation to Centerpoint Corporation, with stockholders holding in excess of two-thirds of all outstanding shares of Class A common stock voting for the sale and the name change.

Total proceeds from the sale were Lit. 79,500 million. In accordance with the Share Purchase Agreement Aprilia S.p.A. also reimbursed Centerpoint Lit. 2,074 million, the amount owed to Centerpoint by the operating subsidiaries pursuant to loans made to them. Lit. 9,375 million of the total proceeds was placed in escrow to cover any claims Aprilia S.p.A. might have in the future in respect of the representations and warranties given by Centerpoint in the Share Purchase Agreement. Funds from the escrow account will be released to Centerpoint in two tranches, subject to any claims Aprilia may have in respect of Centerpoint 's representations and warranties: Lit. 7,000 million is to be released on September 8, 2001; and Lit. 2,375 is to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts.

SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of IMI) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid Banca d'Intermediazione Mobiliare IMI S.p.A. ("IMI") 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Lit. 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Lit. 60,293 million to Centerpoint. The Company and Centerpoint had since early July 2000 disputed IMI's interpretation of the calculation of the fee due to them under their engagement letter, following indication by IMI of their basis of calculation. Since that time, the Company has discussed and sought to negotiate with IMI concerning its alleged amount of the fee. No such negotiations took place and IMI did not present any calculation of the fee prior to the closing. Following the closing and payment to IMI by the fiduciary agents, IMI then presented a calculation and an invoice to Centerpoint for fees and expenses alleged by IMI to be due to them under the engagement letter in the amount of Lit. 11,401 million. Centerpoint and the Company are currently evaluating possible courses of action against IMI and the fiduciary agents, including initiating legal proceedings in Italy and the United States.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2000


NOTE 5 - SUBSEQUENT EVENTS (Continued)

The Lit. 60,293 million received by Centerpoint was applied firstly to payment of amounts due for transaction expenses and other payables and obligations and to redeem, on September 30, 2000, all outstanding shares of Series B Preferred Stock for a price equal to $100 per share plus any accrued and unpaid dividends thereon, for a total of approximately US$ 12.6 million (approximately Lit. 28.3 billion at the then prevailing exchange rate). Of such total, the Company and OAM received approximately US$5.2 million (approximately Lit. 11,400 million at the then prevailing exchange rate). Following such redemption, Centerpoint had approximately Lit. 29.3 billion in cash and rights to the remaining balance at the time of release of the Lit. 9,375 million being held in escrow, as described above. Centerpoint has invested its cash in short-term fixed interest securities pending evaluation of the alternatives available with respect to such funds.

The Share Purchase Agreement providing for the sale of Centerpoint's operating subsidiaries to Aprilia contained a condition that OAM (the owner of 58% of the issued and outstanding shares of Centerpoint's common stock) agrees to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, Centerpoint agreed with OAM and the Company by letter dated April 14, 2000 (the "April 14th letter") that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that Centerpoint would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of Centerpoint's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by the Company and OAM to July 15, 2001. The Company has not yet decided whether it will require Centerpoint to proceed to propose a liquidation.

Disposal of steel tube operations

In July 2000, the Company disposed of LITA S.p.A. The total consideration of Lit. 2,470 million was paid for Lit. 1,470 million at the time of sale by way of a dividend of Lit. 670 million paid immediately prior to the sale and Lit. 800 million paid by the purchaser in cash. Lit. 1,000 million is due in July 2001, secured by a first call bank guarantee. In connection with the disposal, the Company has released a first call bank guarantee for Lit. 1,000 million through December 31, 2003 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company. LITA has been accounted for as a discontinued operation - See Note 2.

Purchase of minority interests

In September 2000, the Company agreed to purchase the outstanding minority interests in its 84.35% owned subsidiary for OAM S.p.A. for US$ 2,500,000 (Lit. 4,810 million). The purchase price is at a discount to the net asset value of the 15.65% of OAM S.p.A. which the Company will acquire and will permit the Company to rationalize its corporate structure and eliminate certain fiscal inefficiencies. The agreement to purchase the minority interests was closed on March 1, 2001.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2000


NOTE 5 - SUBSEQUENT EVENTS (Continued)

Centerpoint loan; early payoff of the Company's 5% Convertible Debentures

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company $4,200,000. On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of $6,000,000 of the Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. On July 3, 2001, the Company paid Emanuel Arbib, the holder of the remaining $250,000 of Debentures, $218,750 in cash which Mr. Arbib accepted as payment in full on the Debentures. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and is secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM. In connection with the Centerpoint Loan, OAM also entered into the OAM Guaranty wherein it guaranteed the Company's obligations under the Centerpoint Loan Agreement. OAM's liability under the OAM Guaranty is limited to the value of the Centerpoint shares pledged by OAM, as that term is used in the OAM pledge agreement.

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

Given the status of these legal actions, the Company has recorded additional provisions of Lit. 2,970 million and the full amount of the $2,050,000 payable by the Company is accrued at December 31, 1999. Although no judgment has been rendered with respect to the Company's claims against Travelers relating to the Wilson Litigation, and it is possible that the Company may recover significant amounts from Travelers, no amounts have been offset or accounted for as receivables in respect of these claims.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration

In June 2001 Aprilia's legal counsel sent a letter to Centerpoint which alleged that it had various claims under the Share Purchase Agreement aggregating approximately Lit. 9,600 million.

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

Pursuant to the Share Purchase Agreement and Escrow Agreement, which provides that disputes among the parties be arbitrated, on July 31, 2001 Centerpoint filed with the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI and requesting restitution of the funds paid to Aprilia. Centerpoint has advised the Company that it expects a decision by the ICC with respect to the request will be rendered approximately twelve to eighteen months after the filing of the request.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

General

The Company disposed of two of its industry segments with the sale of its motorcycle operations in September 2000 and of its steel tube operations in July 2000, as detailed in Notes 2 and 5 to the interim Financial Statements. These have been accounted for as discontinued operations and the results of operations for the three months to March 31, 2000 and 1999 have been restated to reflect the discontinuance.

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Net sales in 1999 principally represented sales of the Company's temporary management services subsidiary, Temporary Integrated Management, S.p.A. ("TIM") which was disposed effective January 1, 2000.

The reduction of Lit. 211 million or 17.1% in selling general and administrative expenses in 2000 compared to 1999 reflects the cost reduction program implemented by the Company from 1998. This cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs. Cost savings achieved were also partially offset by the effect on conversion of US$ expenses into Lire as the average US$ : Lire exchange rate was 13.7% higher in 2000 compared to 1999. Significant elements of selling, general and administrative costs are as follows:

                                                            Mar. 31      Mar. 31
                                                              2000         1999
                                                             Lit. m       Lit. m
                                                             ------       ------
Corporate salaries ...................................          276          352
Legal costs ..........................................          309           92
Other costs ..........................................          455          577
Temporary management services subsidiary .............           --          207
                                                              -----        -----
                                                              1,040        1,234
                                                              =====        =====

Higher legal costs were incurred in 2000 compared to 1999 principally in connection with the U.S. litigation described in Item 3 of the Company's 10-K. Other costs include rent and office expenses for the Company's offices in New Jersey (closed in August 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

Interest expense in 2000 principally relates to interest on the Company's 5% redeemable debentures, issued in December 1999. Interest expense in 1999 principally reflects interest on residual Italian loans dating from when OAM S.p.A. was operative (prior to 1993) and interest on bridge financing provided in October 1998 by Tamarix and Mr. Giovanni Bulgari which were repaid in November and May 1999 respectively. Final installments on the OAM loans are due to be paid in 2001.

The principal element of interest income in 2000 is Lit. 306 million receivable by OAM in respect of the value of warrants of Moto Guzzi Corporation issued to OAM as remuneration for the ongoing provision of finance to the disposed motorcycle operations. The balance of interest receivable relates to cash balances and tax receivables.

In the three months ended March 31, 2000 the Company has recorded Lit. 581 million in respect of amortization of premium for redemption of its Moto Guzzi Corporation subsidiary's Series B preferred stock and related foreign exchange effects. The preferred stock had a mandatory redemption in December 2001 but was redeemed on September 30, 2000 following disposal of the motorcycle operations. The Company has amortized the premium over the period to redemption. A significant part of the charge to the quarter ending March 31, 2000 relates to foreign exchange effects as the preferred stock is denominated in US Dollars.

As a result of the above items, losses from continuing operations increased to Lit. 1.5 billion in 2000 from Lit. 1.1 billion in 1998.

Losses from the discontinued motorcycle operations decreased to Lit. 3.5 billion in 2000 compared to Lit. 5.3 billion in 1999 principally from a 3% increase in sale volumes and a more favourable sales mix. The motorcycle operations were sold in September 2000 following a public auction process, described above in the notes to the interim Financial Statements.

The Company also sold it steel tube operations in 2000. While this business had been profitable since 1998, mainly due to favourable market conditions and prices, it did not present opportunities for growth and future profits which justified further investment and consequently it was disposed to a trade purchaser.

The Company has classified minority interests after losses from continuing operations as substantially all of the minority interests reflect minority shareholders interests in the discontinued motorcycle operations.

Liquidity and Capital Resources

Overview

Significant cash activities in the quarter to March 31, 2000

Cash used by operating activities of Lit. 3.7 billion principally reflects losses from operations and payment of creditors and accrued expenses from the proceeds of the Company's redeemable debentures issued in December 1999.

Cash disposed of on the disposal of TIM S.p.A., the Company's temporary management services subsidiary was Lit. 229 million.

The Company raised Lit. 11,386 million in February 2000 from the issuance of Series B Preferred Stock of Moto Guzzi Corporation. The Lit. 11,386 million represents cash received from external investors less expenses of the stock issuance. The Company also subscribed for Lit. 6.9 billion (US$ 3.5 million) of Moto Guzzi Corporation Series B Preferred Stock for cash so that total funds made available to Moto Guzzi Corporation were approximately Lit. 18.3 billion. See Note 3 to the Interim Financial Statements for details of the issuance of this preferred stock.

Lit. 16.7 billion of the cash provided to Moto Guzzi Corporation, as above, was then applied in the form of re-capitalisations of and loans to the operating motorcycle sector companies to enable them to operate through the date of their disposal. Of this amount, Lit. 1.1 billion was used to purchase the 75% of MGI Motorcycle GmbH that the Company did not already own and to re-capitalize this
company.   A  further  Lit.  0.5  billion  of  cash
expenditure, principally professional fees, by Moto Guzzi Corporation has also been allocated to the discontinued operations.

Future liquidity needs and current status of the Company

Upon disposal of the motorcycle operations, the Company's 62.7% Centerpoint subsidiary received Lit. 60.3 billion in net proceeds. It also has the right to receive, In September 2001 and 2007, any remaining part of two escrow accounts established at the time of the closing and containing a total of Lit. 9.4 billion, after satisfaction of any valid claims pursuant to the sale agreement on such escrow accounts by the purchaser of the motorcycle operations.

From these proceeds, Centerpoint redeemed its Series B Preferred stock, along with accrued dividends, on September 30, 2000. The Company received proceeds of US$3.5 million (Lit.7.7 billion at the then prevailing exchange rate) from the redemption of such stock and its OAM subsidiary received US$1.6 million (Lit.
3.5 billion). The Company also received Lit. 1.5 billion from the sale of its steel tube operations and received a further Lit. 1.0 billion in July 2001 from such sale.

In July 2000, the Company negotiated an agreement to purchase the shares of the minority shareholder in OAM for US$ 2.5 million, and the Company acquired this interest in March 2001. This purchase will enable an orderly winding-up of OAM and the Company's corporate structure in Italy, though such winding-up is likely to take up to several years due to tax complications.

As discussed in Note 5 to the Interim Financial Statements, Centerpoint agreed it would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of Centerpoint's assets and dissolve itself. The date for proceeding to propose a liquidation was subsequently extended by the Company and OAM to July 15, 2001. The Company has not yet decided whether it will require Centerpoint to proceed to propose a liquidation. Since the date of the sale, with the knowledge and consent of the Company, Centerpoint has sought to find a suitable operating company to acquire or merge with. Centerpoint has advised the Company that if it finds a suitable acquisition or merger candidate then it will probably propose the acquisition of, or merger with, such entity as an alternative to liquidation.

Under Delaware Law, any liquidation of Centerpoint will require the approval of the holders of a majority of Centerpoint's common stock and compliance by Centerpoint with applicable Securities and Exchange Commission regulations concerning any proposed liquidation. However, as the Company owns 62.7% of Centerpoint's common stock, it can approve a liquidation even if no other Centerpoint stockholders vote in favor of it. Conversely, a liquidation will not be approved unless the Company votes in favor of it. Although the Company originally insisted that Centerpoint agree to submit a liquidation proposal to its shareholders, the Company is not committed to vote its shares for a liquidation proposal.

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company $4,200,000. On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of $6,000,000 of the Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. On July 3, 2001, the Company paid Emanual Arbib, the holder of the remaining $250,000 of Debentures, $218,750 in cash which Mr. Arbib accepted as payment in full on the Debentures. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and is secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM.

As discussed in Note 5 above, on July 26, 2001, in spite of being aware of Centerpoint contesting Aprilia's alleged claims under the Share Purchase Agreement and its intention to seek arbitration, IMI advised Centerpoint that it had paid Lit. 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims.

Centerpoint has filed a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI and requesting restitution of the funds paid to Aprilia, which Centerpoint is in the process of filing with the International Chamber of Commerce. Centerpoint has advised the Company that it expects a decision by the ICC with respect to the request will be rendered approximately twelve to eighteen months after the filing of the request.

As discussed in item 3 of the Company's Form 10-K for the period ended December 31, 1999 and Note 5 to the interim financial statements, in December 2000, the Company and Gould, the co-defendant in the Wilson Litigation executed a settlement agreement and release with the plaintiff under which each of the Company and Gould paid US $1,025,000 to settle the claims with the plaintiff. On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US $1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit No.    Description
          -----------
              27         Financial Data Schedule



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TRIDENT ROWAN GROUP, INC.


Dated: October 18, 2001             By:   /s/ Emanuel M. Arbib
                                         --------------------------------------
                                    Emanuel M. Arbib,
                                    Chief Financial Officer /
                                    joint Chief Executive Officer


Dated: October 18, 2001             By:   /s/ Mark S. Hauser
                                         --------------------------------------
                                    Mark S. Hauser
                                    President / joint Chief Executive Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This  schedule  contains  summary  financial   information  extracted  from  the
unaudited financial statements dated March 31, 2000 and is qualified in its entirety by reference to such financial statements.

Item No.        Item Description                                               Amount*

5-01(1)         Cash and cash items                                          1,632,000
5-02(2)         Marketable securities                                        2,101,000
5-02(3)(a)(1)   Notes and accounts receivable - trade                          669,000
5-02(4)         Allowances for doubtful accounts                               (58,000)
5-02(6)         Inventory                                                           --
5-02(9)         Total current assets                                         4,330,000
5-02(13)        Property, plant and equipment                                  210,000
5-02(14)        Accumulated depreciation                                       111,000
5-02(18)        Total assets                                                9,212 ,000
5-02(21)        Total current liabilities                                    1,731,000
5-02(22)        Bonds, mortgages and similar debt                            6,551,000
5-02(28)        Preferred stock - mandatory redemption                               0
5-02(29)        Preferred stock - non-mandatory redemption                           0
5-02(31)        Common stock                                                    52,000
5-02(32)        Other stockholders' equity                                 (11,278,000)
5-03(b)(1)(a)   Net sales of tangible products                                  22,000
5-03(b)(1)      Total revenues                                                  22,000
5-03(b)(2)(a)   Cost of tangible goods sold                                         --
5-03(b)(2)      Total costs and expenses applicable to sales and revenue       514,000
5-03(b)(3)      Other costs and expenses                                      (243,000)
5-03(b)(5)      Provision for doubtful accounts and notes                            0
5-03(b)(8)      Interest and amortization of debt discount                     133,000
5-03(b)(10)     Income before taxes and other items                           (382,000)
5-03(b)(11)     Income tax expense                                                  --
5-03(b)(14)     Income/loss continuing operations                             (717,000)
5-03(b)(15)     Discontinued operations                                     (1,560,000)
5-03(b)(17)     Extraordinary items                                                  0
5-03(b)(18)     Cumulative effect - changes in accounting principles                 0
5-03(b)(19)     Net income or loss                                          (1,525,000)
5-03(b)(20)     Earnings per share - primary                                     (0.48)
5-03(b)(20)     Earnings per share - fully diluted                               (0.48)

     * Dollar amounts are based on conversion rate of 2,023 Lire to the Dollar which prevailed on March 31, 2000.