Form 10-Q
period 2000-06-30
TRIDENT ROWAN GROUP INC
filed 2001-10-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (212) 644-4441

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

                        Yes _____         No __X__

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes _____         No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 4,119,900 shares outstanding as of October 18, 2001.

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX


                                                                                                  Page
                                                                                                  ----
Part I Financial Information

Item 1 Financial Statements
   Consolidated Balance Sheets at June 30, 2000 - Assets...........................................2
   Consolidated Balance Sheets at June 30, 2000 - Liabilities and Shareholders' Deficit............3
   Consolidated Statements of Operations for the three months to June 30, 2000.....................4
   Consolidated Statements of Operations for the six months to June 30, 2000.......................5
   Consolidated Statements of Changes in Shareholders' Deficit.....................................6
   Consolidated Statements of Cash Flows...........................................................7
   Notes to Consolidated Financial Statements......................................................8

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations......17

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2000


                                                                      June 30        June 30        Dec. 31
                                                                       2000           2000           1999
                                                                      US$'000        Lit. m         Lit. m
ASSETS
Cash and cash equivalents.......................................     $    339 Lit.       688 Lit.    12,468
Marketable securities, at cost .................................        2,005          4,066          4,066
Receivables.....................................................          571          1,158          1,764
   Trade .......................................................           17             35            478
   Other receivables ...........................................          554          1,123          1,285
Prepaid Expenses ...............................................           66            134            195
                                                                     --------       --------       --------
TOTAL CURRENT ASSETS                                                    2,981          6,046         18,493
                                                                     --------       --------       --------

Property, plant and equipment...................................           93            187            292
Trademark and other intangibles, net of amortization
   of Lit. 1,450 in 1999 .......................................           --             --            150
Goodwill, net of amortization of Lit. 435
   (1999 - Lit 425) ............................................           49            100            110
Unamortized debt charges .......................................          335            679            858
Tax receivables ................................................        1,100          2,230          2,229
Other assets ...................................................            3              7             36
Net assets of discontinued motorcycle operations ...............          637          1,290             --
Net assets of discontinued steel tube operations ...............        1,107          2,244          1,538
                                                                     --------       --------       --------
TOTAL ASSETS                                                         $  6,305 Lit.    12,783 Lit.    23,706
                                                                     ========       ========       ========


Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2000


                                                                     June 30         June 30        Dec. 31
                                                                       2000           2000           1999
                                                                     US$'000         Lit. m         Lit. m
LIABILITIES
Current portion of long-term debt ..............................          300            609            553
Amounts due to related parties..................................           --             --            173
Accounts payable ...............................................          689          1,397          1,888
Accrued expenses and other payables ............................        1,077          2,184          4,773
                                                                     --------       --------       --------
TOTAL CURRENT LIABILITIES                                               2,066          4,190          7,387
                                                                     --------       --------       --------

Net liabilities of discontinued motorcycle operations ..........           --             --          8,697
Long-term debt, less current portion ...........................        6,250         12,675         12,634
Provision for claims ...........................................        2,740          5,557          5,700
Minority interests .............................................        1,071          2,170          6,362
Advances for subsidiary stock subscription .....................           --             --          2,405
Redeemable preferred stock of subsidiary .......................        7,199         14,597             --
SHAREHOLDERS' DEFICIT...........................................      (13,021)       (26,406)       (19,479)
Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
   4,119,900 (1999 - 4,119,900) shares outstanding, ............           52            106            106
Additional paid-in capital .....................................       51,694        104,836        104,594
Treasury stock, at cost ........................................      (23,434)       (47,524)       (47,524)
Accumulated other comprehensive income .........................         (464)          (940)          (717)
Accumulated deficit ............................................      (40,869)       (82,884)       (75,968)
                                                                     --------       --------       --------
LIABILITIES AND SHAREHOLDERS' DEFICIT                                $  6,305 Lit.    12,783 Lit.    23,706
                                                                     ========       ========       ========


Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited  Condensed  Consolidated  Statements of Operations
3 Months ended June 30, 2000 and 1999


                                                                     June 30         June 30         June 30
                                                                      2000            2000            1999
                                                                     US$'000          Lit. m          Lit. m
Net sales ......................................................    $      15 Lit.         31 Lit.        394
Cost of sales ..................................................           --              --            (242)
                                                                    ---------       ---------       ---------
                                                                           15              31             152
Selling, general and administrative expenses ...................         (618)         (1,253)         (1,253)
                                                                    ---------       ---------       ---------
Operating loss .................................................         (603)         (1,222)         (1,101)
Interest expense ...............................................         (159)           (322)           (244)
Interest income ................................................            6              12             457
Other income, net ..............................................            5              10             179
                                                                    ---------       ---------       ---------
Loss from continuing operations before
   income taxes ................................................         (751)         (1,522)           (653)
Income taxes  ..................................................           --              --              (4)
Subsidiary preferred stock dividends  ..........................         (128)           (259)             --
Amortization of premium for subsidiary
   preferred stock redemption ..................................         (186)           (377)             --
                                                                    ---------       ---------       ---------
Loss from continuing operations ................................       (1,065)         (2,158)           (657)
Discontinued operations (Note 2) ...............................       (2,201)         (4,462)         (4,973)
   Loss of motorcycle operations after income
      taxes of  Lit. 441 and Lit. 26............................       (2,382)         (4,830)         (5,094)
   Profit of steel tube operations after income
      taxes of Lit. 0 and Lit. 0 ...............................          181             368             121
Minority interests..............................................        1,361           2,761           2,524
                                                                    ---------       ---------       ---------
Net loss........................................................    $  (1,905) Lit.    (3,859) Lit.    (3,106)
                                                                    =========       =========       =========

LOSS)/ PER SHARE                                                       US$             Lit.            Lit.

Continuing operations ..........................................        (0.26)           (533)           (153)
Discontinued operations & minority interest ....................        (0.20)           (420)           (572)
                                                                    ---------       ---------       ---------
                                                                        (0.46)           (953)           (726)
                                                                    =========       =========       =========
Weighted average number of shares Outstanding during the period:

Basic ..........................................................    4,051,566       4,051,566       4,283,233
                                                                    =========       =========       =========

Fully diluted ..................................................    4,051,566       4,051,566       4,329,711
                                                                    =========       =========       =========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited  Condensed  Consolidated  Statements of Operations
6 Months ended June 30, 2000 and 1999


                                                                     June 30         June 30         June 30
                                                                       2000            2000            1999
                                                                     US$'000          Lit. m          Lit. m
Net sales ......................................................    $      37 Lit.         76 Lit.        817
Cost of sales ..................................................           --              --            (419)
                                                                    ---------       ---------       ---------
                                                                           37              76             398
Selling, general and administrative expenses ...................       (1,131)         (2,293)         (2,487)
                                                                    ---------       ---------       ---------
Operating loss .................................................       (1,094)         (2,217)         (2,089)

Interest expense ...............................................         (292)           (592)           (432)
Interest income ................................................          208             421             470
Other income, net ..............................................           45              92             167
                                                                    ---------       ---------       ---------
Loss from continuing operations before
   income taxes ................................................       (1,133)         (2,296)         (1,884)
Income taxes  ..................................................           --              --              87
Subsidiary preferred stock dividends  ..........................         (176)           (357)             --
Amortization of premium for subsidiary
   preferred stock redemption ..................................         (472)           (958)             --
                                                                    ---------       ---------       ---------
Loss from continuing operations ................................       (1,781)         (3,611)         (1,797)
Discontinued operations (Note 2) ...............................       (3,757)         (7,618)         15,640
   Loss of motorcycle operations after income
      taxes of  Lit. 514 and Lit. 66............................       (4,105)         (8,324)        (10,399)
   Gain on merger of motorcycle operations......................           --              --          25,837

   Profit of steel tube operations after income
      taxes of Lit. 0 and Lit. 0 ...............................          348             706             202

Minority interests..............................................        2,112           4,283            (321)
                                                                    ---------       ---------       ---------
Net (loss)/profit ..............................................   $   (3,426) Lit.    (6,946) Lit.    13,522
                                                                    =========       =========       =========

(LOSS)/PROFIT PER SHARE                                                US$             Lit.            Lit.

Continuing operations ..........................................        (0.44)           (891)           (420)
Discontinued operations & minority interest ....................        (0.41)           (823)          3,577
                                                                    ---------       ---------       ---------
                                                                        (0.85)         (1,715)          3,156
                                                                    =========       =========       =========
Weighted average number of shares Outstanding during the period:

Basic ..........................................................    4,051,566       4,051,566       4,283,233
                                                                    =========       =========       =========

Fully diluted ..................................................    4,051,566       4,051,566       4,366,056
                                                                    =========       =========       =========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Deficit June 30, 2000


                                                                                Accumulated
                                                         Additional                other                      TOTAL    Comprehensive
                                                Common    paid-in    Treasury  Comprehensive  Accumulated  SHAREHOLDERS'   income/
                   Lire million                 stock     capital     stock        Income       deficit      EQUITY        (loss)
                                               -------    --------   --------     --------     --------     --------     --------
At January 1, 2000                     Lit.m       106     104,594    (47,524)        (717)     (75,938)     (19,479)

Net loss                                            --          --         --           --       (3,087)      (3,087)      (3,087)
Translation adjustment                              --          --         --         (266)          --         (266)        (266)
Vesting of shares subject to forfeit                --         121         --           --           --          121           --
                                               -------    --------   --------     --------     --------     --------     --------

At March 31, 2000                      Lit.m       106     104,715    (47,524)        (983)     (79,025)     (22,711)      (3,353)

Net loss                                            --          --         --           --       (3,859)      (3,859)      (3,859)
Translation adjustment                              --          --         --           43           --           43           43
Vesting of shares subject to forfeit                --         121         --           --           --          121           --
                                               -------    --------   --------     --------     --------     --------     --------

At June 30, 2000                       Lit.m       106     104,836    (47,524)        (940)     (82,884)     (26,406)      (3,816)

At June 30, 2000                       $'000        52      51,694    (23,434)        (464)     (40,870)     (13,021)      (1,882)
                                               =======    ========   ========     ========     ========     ========     ========


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
June 30, 2000 and 1999


                                                                      June 30          June 30         June 30
                                                                        2000             2000           1999
                                                                      US$'000           Lit. m          Lit. m
Net loss from continuing operations ............................       (1,781)          (3,611)         (1,797)

Adjustments to  reconcile  net loss to net cash
(used)/provided  by  continuing  operations:

Depreciation and amortization ..................................          132              268             101
Non-cash finance income from discontinued operations ...........         (151)            (306)           (306)
Amortization of redemption premium for subsidiary
   preferred stock .............................................          472              958              --
Other operating activities .....................................          147              298            (557)

Changes in operating assets and liabilities:
Receipt of tax receivable ......................................           --               --           6,000
Trade and other receivables ....................................          219              444             931
Prepaid expenses ...............................................           29               59             196
Accounts payable and accrued expenses ..........................       (1,388)          (2,814)         (2,020)
                                                                      -------          -------         -------
Net cash (used)/provided by operating activities ...............       (2,321)          (4,704)          2,548
                                                                      -------          -------         -------
Investing activities:
Net decrease in investments ....................................           --               --             955
Cash of subsidiary disposed ....................................         (113)            (229)             --
Proceeds of other assets disposed ..............................           14               28              --
Purchases of property, plant and equipment .....................           --               --              (6)
                                                                      -------          -------         -------
Net cash (used)provided by investing activities ................          (99)            (201)            949
                                                                      -------          -------         -------
Financing activities
Proceeds of subsidiary preferred stock issuance.................        5,614           11,386              --
Payments of loans to related parties............................           --               --          (3,534)
Principal payments of long-term debt ...........................         (273)            (553)         (1,113)
                                                                      -------          -------         -------
Net cash provided/(used) by financing activities ...............        5,341           10,833          (4,647)
                                                                      -------          -------         -------
Increase in cash from continuing operations ....................        2,921            5,928          (1,150)

Cash from merger with NAAC .....................................           --               --          16,006
Cash used by discontinued operations ...........................       (9,037)         (18,327)        (12,912)

Exchange movement on opening cash ..............................          306              619               7

Cash, beginning of period ......................................        6,149           12,468           3,044
                                                                      -------          -------         -------
Cash, end of period ............................................      $   339 Lit.         688 Lit.      4,995
                                                                      =======          =======         =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1999 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,028 to U.S. $1, the approximate exchange rate at June 30, 2000. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

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

Discontinued Motorcycle Operations

                                                3 Months ended                               6 Months ended
                                    --------------------------------------       ------------------------------------------
                                     Jun.30        Jun. 30        Jun. 30         Jun.30           Jun. 30          Jun. 30
                                      2000           2000           1999           2000            2000              1999
                                     US$'000        Lit.m          Lit.m          US$'000          Lit.m             Lit.m
                                    --------       --------       --------       --------         --------         --------
Net sales ....................        15,246         30,918         23,805         25,145           50,994           41,378
Loss before taxes ............        (2,174)        (4,408)        (5,068)        (3,852)          (7,810)         (10,333)
Provisions for taxes .........          (208)          (422)           (26)          (253)            (514)             (66)
                                    --------       --------       --------       --------         --------         --------
Net loss .....................      $ (2,382) Lit.   (4,830) Lit.   (5,094)      $ (4,105) Lit.     (8,324) Lit.    (10,399)
                                    ========       ========       ========       ========         ========         ========

The statement of operations includes in 2000 sales of Lit. 37 million and interest income of Lit. 306 million (1999 - Lit. 306 million) in respect of amounts charged by the Company to the discontinued motorcycle operations.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


NOTE 2 - DISCONTINUED OPERATIONS (Continued)

Net assets/(liabilities) of the discontinued motorcycle operations were as follows:

                                                                 June 30        June 30       Dec. 31
                                                                  2000           2000           1999
                                                                 US$'000         Lit.m         Lit.m
Current assets ...........................................        33,084         67,094         61,926
Property, plant and equipment ............................         6,308         12,792         14,638
Other assets .............................................         1,609          3,264            889
Current liabilities ......................................       (35,919)       (72,844)       (79,385)
Other liabilities ........................................        (4,690)        (9,512)       (10,000)
Net advances due from operations, sold as part
 of disposal transaction .................................           245            496          3,235
                                                                --------       --------       --------
Net assets/(liabilities)..................................      $    637 Lit.     1,290 Lit.    (8,697)
                                                                ========       ========       ========

In the first six months of 2000 the Company funded expenses, related to the sale and otherwise, of Lit. 2.4 billion and provided the discontinued motorcycle operations with cash, in the form of capital and advances, of Lit. 15.9 billion to finance its operations. The principal source of such funding was proceeds from the Company's issuance in December 1999 of 5% Convertible Debentures due December 28, 2001 and funds raised by the issuance of Series B Preferred Stock by Moto Guzzi Corporation - see Note 3 below.

Discontinued steel tube operations

In July, 2000, as also detailed in Note 5 - Subsequent Events, the Company sold its LITA subsidiary, thus exiting from the steel tube segment.

                                         3 Months ended                              6 Months ended
                              -------------------------------------        ------------------------------------
                              June 30        June 30        June 30        June 30       June 30        June 30
                               2000           2000           1999           2000          2000           1999
                              US$'000         Lit.m          Lit.m         US$'000        Lit.m          Lit.m
Net sales ................      2,565          5,202          6,288          5,246        10,638         11,853
Profit before taxes ......        181            368            121            348           706            202
Provisions for taxes .....         --             --             --             --            --             --
                              -------        -------        -------        -------       -------        -------
Net profit ...............    $   181 Lit.       368 Lit.       121        $   348 Lit.      706 Lit.       202
                              =======        =======        =======        =======       =======        =======

Net assets of the discontinued steel tube operations are as follows:

                                                         June 30       June 30        Dec. 31
                                                         2000           2000           1999
                                                         US$'000       Lit.m          Lit.m
Current assets .......................................    6,175         12,522         12,378
Property, plant and equipment ........................      701          1,421          1,510
Other assets .........................................      103            208            215
Current liabilities ..................................   (5,191)       (10,528)       (11,005)
Other liabilities ....................................     (560)        (1,134)        (1,315)
Provision for loss on disposal .......................     (121)          (245)          (245)
                                                        --------      --------       --------
Net assets of discontinued steel tube operations......  $  1,107 Lit.    2,244 Lit.     1,538
                                                        ========      ========       ========

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


NOTE 3 - ISSUE OF SERIES B REDEEMABLE PREFERRED STOCK BY SUBSIDIARY (Continued)


The Company received Lit. 11,386 million in cash, net of Lit. 516 million of expenses in respect of the issue of the Series B Preferred Stock to Fineco and its affiliates and also recorded Lit. 2,479 million in respect of the William Spier and Wheatley advances. The Company has recorded in the statement of operations as at June 30, 2000 accretion expense of Lit. 958 million in respect of amortization of costs and exchange differences which arose as the redemption obligation is denominated in U.S. Dollars.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


NOTE 5 - SUBSEQUENT EVENTS

Current status of the Company

As of October 18, 2001, the date of this report, the Company has disposed of all of its operating subsidiaries and real property, and its principal assets are represented by the cash proceeds of such disposals, receivables and rights to escrow accounts deriving from the disposals and tax and other receivables. The major part of cash and other assets of the Company are held by its majority owned subsidiary, Centerpoint Corporation (OTC/BB:CPTX).

The Company is currently examining opportunities to acquire or merge with another operating business or businesses. Such acquisition or merger may be made through Centerpoint. In June 2001, with the consent of the Company, Centerpoint engaged the investment banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives. Mark Segall, a director of the Comppany, is an officer of Investec.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


NOTE 5 - SUBSEQUENT EVENTS (Continued)

Total proceeds from the sale were Lit. 79,500 million. In accordance with the Share Purchase Agreement Aprilia S.p.A. also reimbursed Centerpoint Lit. 2,074 million, the amount owed to Centerpoint by the operating subsidiaries pursuant to loans made to them. Lit. 9,375 million of the total proceeds was placed in escrow to cover any claims Aprilia S.p.A. might have in the future in respect of the representations and warranties given by Centerpoint in the Share Purchase Agreement. Funds from the escrow account will be released to Centerpoint in two tranches, subject to any claims Aprilia may have in respect of Centerpoint 's representations and warranties: Lit. 7,000 million was to be released on September 8, 2001; and Lit. 2,375 is to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts. However, as noted below, Aprilia alleged claims of Lit. 7,611 in June 2001 which were paid out by IMI.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


NOTE 5 - SUBSEQUENT EVENTS (Continued)

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

Purchase of minority interests

In September 2000, the Company agreed to purchase the outstanding minority interests in its 84.35% owned subsidiary for OAM S.p.A. for US$ 2,500,000 (Lit. 5,070 million). The purchase price is at a discount to the net asset value of the 15.65% of OAM S.p.A. which the Company will acquire and will permit the Company to rationalize its corporate structure and eliminate certain fiscal inefficiencies. The agreement to purchase the minority interests was closed on March 1, 2001.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


NOTE 5 - SUBSEQUENT EVENTS (Continued)

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2000


NOTE 5 - SUBSEQUENT EVENTS (Continued)

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

General

The Company disposed of two of its industry segments with the sale of its motorcycle operations in September 2000 and of its steel tube operations in July 2000, as detailed in Notes 2 and 5 to the interim Financial Statements. These have been accounted for as discontinued operations and the results of operations for the three and six months to June 30, 2000 and 1999 have been restated to reflect the discontinuance.

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Net sales in 1999 principally represented sales of the Company's temporary management services subsidiary, Temporary Integrated Management, S.p.A. ("TIM") which was disposed effective January 1, 2000.

Selling, general and administrative expenses were unchanged in 2000 compared to 1999 as the cost reduction program implemented by the Company from 1998 was offset by exchange rates and higher compliance costs. The Company's cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs. Significant elements of selling, general and administrative costs are as follows:

                                                            June 30      June 30
                                                               2000         1999
                                                             Lit. m       Lit. m

Corporate salaries ...................................          277          329
Legal costs ..........................................          218          154
Other costs ..........................................          752          540
Temporary management services subsidiary .............           --          230
                                                              -----        -----
                                                              1,253        1,253
                                                              =====        =====

Higher legal costs were incurred in 2000 compared to 1999 principally in connection with the U.S. litigation described in Item 3 of the Company's 10-K and in Note 5 to the interim financial statements. Other costs include rent and office expenses for the Company's offices in New Jersey (closed in August 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

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

The principal element of interest income in 1999 was Lit. 306 million receivable by OAM in respect of the value of warrants of Moto Guzzi Corporation issued to OAM as remuneration for the ongoing provision of finance to the disposed motorcycle operations. Interest receivable in 2000 and the balance of interest receivable in 1999 relates to cash balances and tax receivables.

In the three months ended June 30, 2000 the Company has recorded Lit. 377 million in respect of amortization of premium for redemption of its Moto Guzzi Corporation subsidiary Series B preferred stock and related foreign exchange effects. The preferred stock had a mandatory redemption in December 2001 but was redeemed on September 30, 2000 following disposal of the motorcycle operations. The Company has amortized the premium over the period to redemption.

As a result of the above items, losses from continuing operations increased to Lit. 2.2 billion in 2000 from Lit. 0.7 billion in 1999.

Losses from the discontinued motorcycle operations decreased to Lit. 4.8 billion in 2000 compared to Lit. 5.1 billion in 1999 principally as a result of benefits from a 9.8% increase in sale volumes and a more favourable sales mix being offset by higher warranty costs related to potential product recalls. The motorcycle operations were sold in September 2000 following a public auction process, described above in the notes to the interim Financial Statements.

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

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Net sales in 1999 principally represented sales of the Company's temporary management services subsidiary, Temporary Integrated Management, S.p.A. ("TIM") which was disposed effective January 1, 2000.

Selling general and administrative expenses decreased 7.8% in 2000 compared to 1999 as the cost reduction program implemented by the Company from 1998 were offset by exchange rates (the average US$ : Lire exchange was 13.4% higher in 2000) and higher compliance costs, particularly in the second quarter. The Company's cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs. Significant elements of selling, general and administrative costs are as follows:

                                                            June 30      June 30
                                                               2000         1999
                                                             Lit. m       Lit. m

Corporate salaries ...................................          553          687
Legal costs ..........................................          527          246
Other costs ..........................................        1,213        1,117
Temporary management services subsidiary .............           --          437
                                                              -----        -----
                                                              2,293        2,487
                                                              =====        =====

Higher legal costs were incurred in 2000 compared to 1999 principally in connection with the U.S. litigation described in Item 3 of the Company's 10-K and Note 5 to the interim financial statements. Other costs include rent and office expenses for the Company's offices in New Jersey (closed in August 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

Interest expense in 2000 principally relates to interest on the Company's 5% redeemable debentures, issued in December 1999. Interest expense in 1999 principally reflects interest on residual Italian loans dating from when OAM S.p.A. was operative (prior to 1993) and interest on bridge financing provided in October 1998 by Tamarix and Mr. Giovanni Bulgari which were repaid in November and May 1999 respectively. Final installments on the OAM loans are due to be paid in 2001

The principal element of interest income in both 2000 and 1999 was Lit. 306 million receivable by OAM in respect of the value of warrants of Moto Guzzi Corporation issued to OAM as remuneration for the ongoing provision of finance to the disposed motorcycle operations. The balance interest receivable in 2000 and 1999 relates to cash balances and tax receivables.

In the six months ended June 30, 2000 the Company has recorded Lit. 958 million in respect of amortization of premium for redemption of its Moto Guzzi Corp subsidiary Series B preferred stock and related foreign exchange effects. The preferred stock had a mandatory redemption in December 2001 but was redeemed on September 30, 2000 following disposal of the motorcycle operations. The Company has amortized the premium over the period to redemption.

As a result of the above items, losses from continuing operations increased to Lit. 3.6 billion in 2000 from Lit. 1.8 billion in 1999.

Losses from the discontinued motorcycle operations decreased to Lit. 8.3 billion in 2000 compared to Lit. 10.4 billion in 1999 principally as a result of benefits from a 8.3% increase in sale volumes and a more favourable sales mix, partly offset by higher warranty costs related to potential product recalls. The motorcycle operations were sold in September 2000 following a public auction process, described above in the notes to the interim Financial Statements.

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

Liquidity and Capital Resources

Overview

Significant cash activities in the six-months to June 30, 2000

Cash used by operating activities of Lit. 4.7 billion principally reflects losses from operations and payment of creditors and accrued expenses from the proceeds of the Company's redeemable debentures issued in December 1999.

Cash disposed of on the disposal of TIM S.p.A., the Company's temporary management services subsidiary was Lit. 229 million.

The Company raised Lit. 11,386 million in February 2000 from the issuance of Series B Preferred Stock of Moto Guzzi Corporation. The Lit. 11,386 million represents cash received from external investors less expenses of the stock issuance. The Company also subscribed for Lit. 6.9 billion (US$ 3.5 million) of Moto Guzzi Corporation Series B Preferred Stock for cash so that total funds made available to Moto Guzzi Corporation to fund motorcycle operations through to disposal were approximately Lit. 18.3 billion. See Note 3 to the Interim Financial Statements for details of the issuance of this preferred stock.

The Company made the penultimate repayment of its residual Italian loans in April 2000 and the final instalment of Lit. 0.6 billion was due and paid in April 2001.

Lit. 15.9 billion of the cash provided to Moto Guzzi Corporation, as above, was then applied in the form of re-capitalisations of and loans to the operating motorcycle sector companies to enable them to operate through the date of their disposal. Of this amount, Lit. 1.1 billion was used to purchase the 75% of MGI Motorcycle GmbH that the Company did not already own and to re-capitalize this company. A further Lit. 2.4 billion of cash expenditure by Moto Guzzi Corporation, related to the sale of the discontinued operations and otherwise, has also been allocated to the discontinued operations.

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

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein Centerpoint agreed to lend the Company $4,200,000. On June 13, 2001 Centerpoint loaned the Company $4,200,000 and on June 15, 2001 the Company paid the holders of $6,000,000 of the Debentures $4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures, representing a 31.5% discount from their face value. On July 3, 2001, the Company paid Emanuel Arbib, the holder of the remaining $250,000 of Debentures, $218,750 in cash which Mr. Arbib accepted as payment in full on the Debentures. The Centerpoint loan bears interest at 5% per annum, is repayable in full on the earlier of May 30, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and is secured by 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM. In connection with the Centerpoint loan, OAM also entered into the OAM Guaranty wherein it guaranteed the Company's obligations under the Centerpoint loan agreement. OAM's liability under the OAM Guaranty is limited to the value of the Centerpoint shares pledged by OAM, as that term is used in the OAM pledge agreement.

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

As discussed in item 3 of the Company's Form 10-K for the period ended December 31, 1999, and Note 5 to the interim financial statements, in December 2000, the Company and Gould, the co-defendant in the Wilson Litigation executed a settlement agreement and release with the plaintiff under which each of the Company and Gould paid US $1,025,000 to settle the claims with the plaintiff. On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US $1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs.

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


                                    TRIDENT ROWAN GROUP, INC.


Dated: October 18, 2001           By:   /s/ Emanuel M. Arbib
                                        ----------------------------------------
                                        Emanuel M. Arbib,
                                        Chief Financial Officer /
                                        Joint Chief Executive Officer


Dated: October 18, 2001           By:   /s/ Mark S. Hauser
                                        ----------------------------------------
                                        Mark S. Hauser
                                        President /
                                        Joint Chief Executive Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This  schedule  contains  summary  financial   information  extracted  from  the
unaudited financial statements dated , June 30, 2000 and is qualified in its entirety by reference to such financial statements.


Item No.         Item Description                                                 Amount*
--------         ----------------                                                 ------
5-01(1)          Cash and cash items                                             339,000
5-02(2)          Marketable securities                                         2,005,000
5-02(3)(a)(1)    Notes and accounts receivable - trade                           600,000
5-02(4)          Allowances for doubtful accounts                                (29,000)
5-02(6)          Inventory                                                             0
5-02(9)          Total current assets                                          2,981,000
5-02(13)         Property, plant and equipment                                   176,000
5-02(14)         Accumulated depreciation                                         83,000
5-02(18)         Total assets                                                  6,305,000
5-02(21)         Total current liabilities                                     2,066,000
5-02(22)         Bonds, mortgages and similar debt                             6,250,000
5-02(28)         Preferred stock - mandatory redemption                                0
5-02(29)         Preferred stock - non-mandatory redemption                            0
5-02(31)         Common stock                                                     52,000
5-02(32)         Other stockholders' equity                                  (13,073,000)
5-03(b)(1)(a)    Net sales of tangible products                                   37,000
5-03(b)(1)       Total revenues                                                   37,000
5-03(b)(2)(a)    Cost of tangible goods sold                                          --
5-03(b)(2)       Total costs and expenses applicable to sales and revenue      1,131,000
5-03(b)(3)       Other costs and expenses                                       (253,000)
5-03(b)(5)       Provision for doubtful accounts and notes                             0
5-03(b)(8)       Interest and amortization of debt discount                      292,000
5-03(b)(10)      Income before taxes and other items                          (1,133,000)
5-03(b)(11)      Income tax expense                                                   --
5-03(b)(14)      Income/loss continuing operations                            (1,781,000)
5-03(b)(15)      Discontinued operations                                      (3,757,000)
5-03(b)(17)      Extraordinary items                                                   0
5-03(b)(18)      Cumulative effect - changes in accounting principles                  0
5-03(b)(19)      Net income or loss                                           (3,426,000)
5-03(b)(20)      Earnings per share - primary                                      (0.85)
5-03(b)(20)      Earnings per share - fully diluted                                (0.85)

     * Dollar amounts are based on conversion rate of 2,028 Lire to the Dollar which prevailed on June 30, 2000.