Form 10-Q
period 2000-09-30
TRIDENT ROWAN GROUP INC
filed 2003-08-13
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Registrant"s telephone number, including area code: (212) 644-4441

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

                                Yes |_|  No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes |_|  No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 4,064,900 shares outstanding as of July 16, 2003.

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX

                                                                                                  Page
                                                                                                  ----
Part I Financial Information

Item 1 Financial Statements
      Consolidated Balance Sheets at September 30, 2000 - Assets .................................   2
      Consolidated Balance Sheets at September 30, 2000 - Liabilities and Shareholders' Deficit ..   3
      Consolidated Statements of Operations for the three months to September 30, 2000 ...........   4
      Consolidated Statements of Operations for the nine months to September 30, 2000 ............   5
      Consolidated Statements of Changes in Shareholders' Deficit ................................   6
      Consolidated Statements of Cash Flows ......................................................   7
      Notes to Consolidated Financial Statements .................................................   8

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations .....

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
September 30, 2000

                                                                Sept. 30         Sept. 30        Dec. 31
                                                                  2000             2000            1999
                                                                 US$'000          Lit. m          Lit. m
ASSETS
Cash and cash equivalents ..............................        $ 14,963     Lit. 32,769     Lit. 12,468
Marketable securities, at cost .........................          14,641          32,064           4,066
Receivables ............................................             693           1,517           1,764
  Trade ................................................              83             181             479
  Other receivables ....................................             610           1,336           1,285
Prepaid Expenses .......................................             110             240             195
                                                                --------         -------         -------
TOTAL CURRENT ASSETS                                              30,407          66,590          18,493
                                                                --------         -------         -------
Property, plant and equipment ..........................              58             187             292
    At cost ............................................             128             282             562
    Less allowances for depreciation ...................             (70)           (154)           (270)
Trademark and other intangibles, net of amortization
  of Lit. 1,450 at December  31, 1999 ..................              --              --             150
Goodwill, net of amortization of Lit. 460
  (1999 - Lit.445) .....................................              43              95             110
Unamortized debt charges ...............................             279             611             858
Tax receivables ........................................           1,021           2,236           2,229
Restricted cash ........................................             457           1,000              --
Other assets ...........................................               1               2              36
Net assets of discontinued steel tube operations .......              --              --           1,538
                                                                --------         -------         -------
TOTAL ASSETS                                                    $ 32,266     Lit. 70,662     Lit. 23,706
                                                                ========         =======         =======

Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
September 30, 2000

                                                                Sept. 30         Sept. 30        Dec. 31
                                                                  2000             2000            1999
                                                                 US$'000          Lit. m          Lit. m
LIABILITIES
Advances from banks ....................................              70             154              --
Current portion of long-term debt ......................             278             609             553
Amounts due to related parties .........................              --              --             204
Accounts payable .......................................             718           1,573           1,857
Accrued expenses and other payables ....................           9,487          20,777           4,773
                                                                --------         -------         -------
TOTAL CURRENT LIABILITIES                                         10,553          23,113           7,387
                                                                --------         -------         -------
Net liabilities of discontinued motorcycle operations ..              --              --           8,697
Long-term debt, less current portion ...................           6,250          13,686          12,634
Provision for claims ...................................           2,347           5,139           5,700
Minority interests .....................................           8,822          19,321           6,362
Advances for preferred stock of subsidiary .............              --              --           2,405
SHAREHOLDERS' EQUITY/(DEFICIT) .........................           4,294           9,403         (19,479)
Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,064,900 (1999 - 4,119,900) shares outstanding, .....              48             106             106
Additional paid-in capital .............................          48,600         106,434         104,594
Treasury stock, at cost ................................         (21,700)        (47,524)        (47,524)
Cumulative translation adjustment ......................            (763)          (1670)           (717)
Accumulated deficit ....................................         (21,891)        (47,943)        (75,968)
                                                                --------         -------         -------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                  $ 32,266    Lit.  70,662     Lit. 23,706
                                                                ========         =======         =======

Note: The balance sheet as at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended September 30, 2000 and 1999

                                                                 Sept. 30            Sept. 30           Sept. 30
                                                                   2000                2000               1999
                                                                  US$'000             Lit. m             Lit. m
Net sales ................................................      $        --    Lit.         --    Lit.        346
Cost of sales ............................................               --                 --               (224)
                                                                -----------         ----------         ----------
                                                                         --                 --                122
Selling, general and administrative expenses .............             (469)            (1,028)              (904)
Impairment expense .......................................               --                 --               (500)
                                                                -----------         ----------         ----------
Operating loss ...........................................             (469)            (1,028)            (1,282)

Interest expense .........................................             (145)              (318)              (139)
Interest income ..........................................               37                 81                359
Other (expense)/income, net ..............................              (59)              (130)                67
Amortization charge for redemption of
preferred  stock of subsidiary ...........................             (810)            (1,773)                --
Subsidiary preferred stock dividends .....................             (128)              (281)                --
                                                                -----------         ----------         ----------

Loss before income taxes and minority interests ..........           (1,574)            (3,449)              (987)
Income taxes .............................................               --                 --               (108)
Minority interests .......................................              341                747                 69
                                                                -----------         ----------         ----------
Net Loss from continuing operations ......................           (1,223)            (2,702)            (1,026)
Discontinued operations (Note 2) .........................           17,189             37,643             (1,652)
      Discontinued motorcycle operations .................               --                 --             (1,903)
      Gain on sale of motorcycle operations ..............           17,189             37,643                 --
      Discontinued tube operations .......................               --                 --                251
                                                                -----------         ----------         ----------
Net profit/(loss) ........................................      $    15,956    Lit.     34,941    Lit.     (2,678)
                                                                ===========         ==========         ==========

PROFIT/(LOSS) PER SHARE                                              US$               Lit.               Lit.
BASIC
Continuing operations ....................................            (0.30)              (848)              (230)
Discontinued operations ..................................             4.23              9,260               (386)
                                                                -----------         ----------         ----------
Basic ....................................................             3.93              8,596               (625)
                                                                ===========         ==========         ==========

Weighted average number of shares
  Outstanding during the period:

Basic ....................................................        4,064,900          4,064,900          4,283,233
                                                                ===========         ==========         ==========
Fully diluted ............................................        4,064,900          4,064,900          4,286,830
                                                                ===========         ==========         ==========

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
9 Months ended September 30, 2000 and 1999

                                                                 Sept. 30            Sept. 30           Sept. 30
                                                                   2000                2000               1999
                                                                  US$'000             Lit. m             Lit. m
Net sales ................................................      $        --    Lit.         --    Lit.      1,160
Cost of sales ............................................               --                 --               (643)
                                                                -----------         ----------         ----------
                                                                         --                 --                517

Selling, general and administrative expenses .............           (1,482)            (3,245)            (3,391)
Impairment expense .......................................               --                 --               (500)
                                                                -----------         ----------         ----------
Operating loss ...........................................           (1,482)            (3,245)            (3,374)
Interest expense .........................................             (416)              (910)              (421)
Interest income ..........................................              230                503                687
Other income/(expense), net ..............................              (17)               (38)               237
Amortization charge for redemption of
   preferred stock of subsidiary .........................           (1,247)            (2,731)                --
Subsidiary preferred stock dividends .....................             (292)              (639)                --
                                                                -----------         ----------         ----------
Loss from continuing operations before
   income taxes  and minority interests ..................           (3,224)            (7,060)            (2,871)
Income taxes .............................................               --                 --                (21)
Minority interests .......................................              541              1,185                135
                                                                -----------         ----------         ----------
Net Loss from continuing operations ......................           (2,683)            (5,875)            (2,757)
Discontinued operations (Note 2) .........................           15,466             33,870             13,601
   Discontinued motorcycle operations ....................           (1,999)            (4,378)            (8,498)
   Gain on merger of motorcycle operations ...............               --                 --             21,679
   Gain on sale of motorcycle operations .................           17,189             37,643                 --
  Discontinued tube operations ...........................              276                605                420
Net profit ...............................................      $    12,783             27,995             10,844
                                                                ===========         ==========         ==========

PROFIT/(LOSS) PER SHARE                                              US$               Lit.               Lit.
BASIC
Continuing operations ....................................            (0.66)            (1,734)              (670)
Discontinued operations ..................................             3.80              8,320              3,175
                                                                -----------         ----------         ----------
                                                                       3.14              6,586              2,505
                                                                ===========         ==========         ==========

Weighted average number of shares
  Outstanding during the period:

Basic ....................................................        4,070,944          4,070,944          4,283,233
                                                                ===========         ==========         ==========
Fully diluted ............................................        4,070,944          4,070,944          4,366,056
                                                                ===========         ==========         ==========

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Equity/(Deficit) September 30, 2000

                                                                                                             TOTAL
                                                       Additional                Other                   SHAREHOLDERS' Comprehensive
                                               Common   paid-in    Treasury   Comprehensive  Accumulated    EQUITY/       income/
              Lire million                     stock    capital      stock       Income        deficit     (DEFICIT)      (loss)
                                               -----    -------      -----       ------        -------     ---------      ------

At January 1, 2000                        Lit.m 106     104,594     (47,524)       (717)       (75,938)     (19,479)          --

Net loss                                         --          --          --          --         (3,087)      (3,087)      (3,087)
Translation adjustment                           --          --          --        (266)            --         (266)        (266)
Vesting of shares subject to forfeit             --         121          --          --             --          121           --
                                                ---     -------     -------      ------        -------      -------      -------
At March 31, 2000                         Lit.m 106     104,715     (47,524)       (983)       (79,025)     (22,711)      (3,353)

Net loss                                         --          --          --          --         (3,859)      (3,859)      (3,859)
Translation adjustment                           --          --          --          43             --           43           43
Vesting of shares subject to forfeit             --         121          --          --             --          121           --
                                                ---     -------     -------      ------        -------      -------      -------
At June 30, 2000                          Lit.m 106     104,836     (47,524)       (940)       (82,884)     (26,406)      (3,816)

Net profit                                       --          --          --          --         34,941       34,941       34,941
Translation adjustment                           --          --          --        (730)            --         (730)        (730)
Capital increase resulting from minority
acquisition                                               1,477                                               1,477
Vesting of shares subject to forfeit             --         121          --          --             --          121           --
                                                ---     -------     -------      ------        -------      -------      -------
At September 30, 2000                     Lit.m 106     106,434     (47,524)     (1,670)       (47,943)       9,403       34,211

At September 30, 2000                     $'000  48      48,600     (21,700)       (763)       (21,891)       4,294       15,621
                                                ===     =======     =======      ======        =======      =======      =======

Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
September 30, 2000 and 1999

                                                                Sept. 30         Sept. 30        Sept. 30
                                                                  2000             2000            1999
                                                                 US$'000          Lit. m          Lit. m
Net loss from continuing operations ....................          (2,683)         (5,875)         (2,757)

Adjustments to reconcile net loss to net cash (used)/provided by continuing operations:

Depreciation and amortization ..........................              12              27             158
Amortization of debt charges ...........................             163             357              --
Non-cash finance income from discontinued operations ...            (140)           (306)             --
Minority interests .....................................            (541)         (1,185)           (135)
Amortization of premium for redemption of  subsidiary
   preferred stock .....................................             918           2,010              --
Gain/(Loss) on disposals of subsidiaries ...............             (29)            (63)             --
Other operating activities .............................             279             611            (217)

Changes in operating assets and liabilities:
Trade and other receivables ............................             509           1,114           1,709
Receipt of tax receivable ..............................              --              --           6,000
Prepaid expenses .......................................               3               7             543
Accounts payable and accrued expenses ..................            (880)         (1,927)         (2,342)
                                                                --------         -------         -------
Net cash (used)/provided by operating activities .......          (2,389)         (5,230)          2,959
                                                                --------         -------         -------
Investing activities:
Net (increase)/decrease in investments .................         (12,784)        (27,998)            955
Proceeds from disposal of subsidiaries, net of cash
   Disposed ............................................            (105)           (229)            (15)
Proceeds from  disposal of other assets ................              --              --           1,741
                                                                --------         -------         -------
Net cash (used)/provided by investing activities .......         (12,889)        (28,227)          2,681
                                                                --------         -------         -------
Financing activities
Net increase in advances from banks ....................              70             154              (2)
Issuance of subsidiary preferred stock .................           5,199          11,386           2,274
Repurchase of shares ...................................            (758)         (1,659)             --
Principal payments of long-term debt ...................            (253)           (553)         (5,195)
                                                                --------         -------         -------
Net cash provided/(used) by financing activities .......           4,258           9,328          (2,923)
                                                                --------         -------         -------
(Decrease)/increase in cash from continuing operations .         (11,020)        (24,129)          2,717

Cash from discontinued operations net of
     Lit. 1,000 restricted cash in 2000 ................          19,566          42,847             295

Exchange movement on opening cash ......................             724           1,583               5

Cash, beginning of period ..............................           5,693          12,468           3,044
                                                                --------         -------         -------
Cash, end of period ....................................        $ 14,963     Lit. 32,769     Lit.  6,061
                                                                ========         =======         =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 1999 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

The primary financial statements are shown in Italian lire ("Lire") because all of the Company's material operating entities are based and operate in Italy. Translation of lire amounts into U.S. Dollar amounts is included solely for the convenience of the readers of the financial statements and has been made at the rate of Lire 2,190 to U.S. $1, the approximate exchange rate at September 30, 2000. It should not be construed that the assets and liabilities, expressed in US dollar equivalents, can actually be realized in or extinguished by U.S. dollars at that or any other rate.

NOTE 2 - DISCONTINUED OPERATIONS

Discontinued Motorcycle Operations

Sale of motorcycle operations

On September 7, 2000, Moto Guzzi Corporation ("Moto Guzzi"), a 62.7% owned subsidiary, closed the sale of all its operating subsidiaries to Aprilia S.p.A. ("Aprilia"). On August 11, 2000, at a special meeting of stockholders, Moto Guzzi's stockholders approved the sale of the operating subsidiaries and changed the corporate name from Moto Guzzi to Centerpoint. This was approved by over two-thirds of the Company's Class A Common Stock Stockholders.

Proceeds from the sale were Lire 81,574 million. The Share Purchase Agreement required the Company to place Lire 9,375 million of the total proceeds into escrow in case of any breach of representations and warranties claims by Aprilia. Funds from the escrow account were to be released to Centerpoint in two payments, Lire 7,000 million was to be released on September 8, 2001 and up to Lire 2,375 to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts. See Note 5, "Subsequent Events" for a discussion of subsequent claims made by Aprilia against the escrow accounts.

SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of IMI) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI Lire 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Lire 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Lire 60,293 million to Centerpoint. Since early July 2000, the Company has disputed IMI's interpretation of the calculation of the fee due to them based on their engagement letter. See Note 5, "Subsequent Events" for further discussion regarding disputed fees.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 2 - DISCONTINUED OPERATIONS (continued)

Centerpoint used the proceeds to settle outstanding payables of approximately Lire 2,700 million and to redeem, prior to September 30, 2000, all outstanding Series B Preferred Stock for a price equal to US$ 100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Lire 28,300 million at the then prevailing exchange rate). The Company received approximately US$ 5.2 million (approximately Lire 11,400 million at the then prevailing exchange rate) of this amount. Following such payment, Centerpoint had approximately Lire 29.3 billion in cash and rights to the remaining balance at the time of release of the Lire 9,375 million being held in escrow, as described above. Cash was invested in short-term fixed interest securities pending evaluation of the alternatives available with respect to such funds.

The measurement date of the disposal was July 1, 2000, reflecting the latest date prior to sale for which the Company has complete financial information. Net proceeds from the disposal exceeded the net assets of the operations sold and the Company has recorded a gain in the third quarter of 2000 of Lire 56,439 million on the disposal before minority interests of Lire 18,796 million. Such gain was calculated after providing fully against eventual amounts receivable from the escrow accounts. Moto Guzzi changed its name to Centerpoint pursuant to the sale of its motorcycle operations to Aprilia and is listed on the over-the-counter market in New York under the ticker "CPTX." Sales and results of operations for period in 2000 to the effective disposal date of July 1, 2000 and for the three and nine months to September 30, 1999 are as follows:

      In millions of Lire                                 To date of   3 months to   9 months to
                                                           disposal      Sept. 30      Sept. 30
                                                             2000          1999          1999
      Net sales                                             50,994        21,545        62,923
      Loss before taxes                                     (7,810)       (2,654)      (13,987)
      Provisions for taxes                                    (514)          (99)         9165)
                                                           -------       -------       -------
      Net loss from discontinued operations of
      Motorcycle operations before minority interests       (8,324)       (3,753)      (14,152)
      Minority interests                                     3,946         1,850         5,654
                                                           -------       -------       -------
      Net loss                                              (4,378)       (1,903)       (8,498)
                                                           =======       =======       =======

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 2 - DISCONTINUED OPERATIONS (continued)

1999 Gain on merger of discontinued motorcycle operations

On March 5, 1999, through a series of transactions, the Company sold 40% of its interest in Moto Guzzi to the shareholders of North Atlantic Acquisition Corporation ("North Atlantic") for approximately US$ 8.9 million (Lire 16,006 million) in cash, from which merger expenses of approximately US$ 0.8 million (Lire 1,400 million) were subsequently paid, to finance the operations of Moto Guzzi. As a result, the Company recorded a gain of Lire 25,837 million in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi into common stock of North Atlantic.

Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:

                                                            July 1      Dec. 31
In millions of Lire                                          2000         1999

Current assets ........................................     68,361       61,926
Current liabilities ...................................    (72,844)     (79,385)
                                                           -------      -------
Net current liabilities ...............................     (4,483)     (17,459)
                                                           -------      -------

Property, plant and equipment .........................     12,792       14,638
Other long-term assets ................................      2,510          889
Long-term liabilities .................................     (9,512)     (10,000)
                                                           -------      -------
Net non-current assets ................................      5,790        5,527
                                                           -------      -------
Net advances due from operations, sold as part of
disposal transaction ..................................         --        3,235
                                                           =======      =======
Net assets/liabilities of discontinued operations .....      1,307       (8,697)
                                                           =======      =======

In 2000 the Company provided the discontinued motorcycle operations with cash, in the form of capital and advances, of Italian Lira 15,941 million to finance its operations.

At September, 30, 2000, the Company owned, directly, and through its 84.35% OAM S.p.A. subsidiary, approximately 62.7% of the outstanding common stock of Centerpoint Corporation. In January 2002, the Company sold its interest in Centerpoint to Bion as discussed in more detail in Note 5 - Subsequent Events.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 2 - DISCONTINUED OPERATIONS (continued)

Discontinued steel tube operations

In July 2000, the Company disposed of L.I.T.A. S.p.A. ("LITA") for Lire 2,470 million. This was comprised of Lire 1,470 million due immediately from a dividend prior to the sale of Italian Lira 670 million and cash of Lire 800 million. The remaining Lire 1,000 million was payable in July 2001, secured by a first call bank guarantee. In connection with the disposal, the Company has released a first call bank guarantee for Lire 1,000 million through December 31, 2003 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company. In July 2001, the Company settled Lire 165 million of claims by the purchaser against the Lire 1,000 million balance due. Operations of LITA for 1999 and in 2000 through the effective date of disposal were as follows:

      In millions of Lire                                 To date of  3 months to   9 months to
                                                           disposal     Sept. 30      Sept. 30
                                                             2000         1999          1999
      Net sales                                             10,638        5,232        17,085
      Profit before taxes                                      706          202           498
      Provisions for taxes                                      --           --            --
                                                           -------       ------       -------
      Net profit from discontinued operations of
      Steel tube operations before minority interests          706          296           498
      Minority interests                                      (101)         (45)          (78)
                                                           -------       ------       -------
      Net profit                                               605          251           420
                                                           =======       ======       =======

Net assets of the discontinued steel tube operations at the effective date of disposal and at December 31, 1999 are as follows:

      In millions of Lire                         Date of         Dec. 31
                                                  Disposal          1999

      Current assets .....................         12,522          12,378
      Current liabilities ................        (10,528)        (11,005)
                                                  -------         -------
                                                    1,994           1,373
                                                  -------         -------

      Property, plant and equipment ......          1,421           1,510
      Other long-term assets .............            208             215
      Long-term liabilities ..............         (1,134)         (1,315)
                                                  -------         -------
                                                      495             410
                                                  -------         -------

      Provision for disposal .............             --            (245)
                                                  -------         -------
                                                    2,489           1,538
                                                  -------         -------

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 3 - ISSUANCE OF SERIES B REDEEMABLE PREFERRED STOCK BY SUBSIDIARY

On February 25, 2000, Centerpoint issued 123,500 shares of a new Series B Preferred Stock to Fineco, and affiliates of Fineco, the Company, OAM, the majority stockholder of the Company, William Spier and affiliates of Barry Fingerhut (directors of Centerpoint until January 2002) for US$ 100 per share (an aggregate price of US$ 12,350,000). Fineco and its affiliates purchased 60,000 shares and the Company purchased 35,000 shares, for cash. Mr. Spier and affiliates of Mr. Fingerhut received a total of 12,500 shares in satisfaction of advances they had made to Centerpoint in August 1999 and 16,000 shares were issued to OAM in partial satisfaction of outstanding loans due to it.

The holders of the Centerpoint Series B Preferred Stock were entitled to receive dividends at the rate of US$ 7 per share per year before any dividends may be paid with regard to Centerpoint's Class A Common Stock, and to receive distribution of US$ 100 per share in liquidation of the Centerpoint before any liquidation distributions are made with regard to its Class A Common Stock. Centerpoint was required to redeem the Series B Preferred Stock for US$ 100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock did not have voting rights, except the right to approve issuance of securities, which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by Centerpoint to finance its day-to-day operations. Each share of Series B Preferred Stock was convertible into Class A Common Stock at a conversion price of US$ 5.00, based upon the liquidation preference of the Series B Preferred Stock (US$ 100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

Centerpoint received Lire 18,329 million in cash, net of Lire 516 million of expenses in respect of the issuance of the Series B Preferred Stock and also recorded Lire 2,479 million in respect of the William Spier and Barry Fingerhut advances and Lire 3,174 million in respect of the OAM loan for a total of Lire 23,982 million.

Centerpoint agreed with the Series B preferred stockholders that, following the sale to Aprilia, it would redeem the Series B preferred stock on September 30, 2000 and they agreed not to convert their Series B stock if Centerpoint redeemed the stock by this date. Such redemption was affected, with redemption payments made on the first business day of October 2000. The Company recorded accretion expense of Lire 2,731 million.

In connection with issuance of the Series B preferred stock, Centerpoint issued 300,000 shares of Class A common stock to the Company for a purchase price of US$ 0.01 per share, in consideration of Trident Rowan's participation in the Series B financing and their successful efforts to get Fineco, S.p.A. to subscribe for Series B shares. These 300,000 shares were issued in July 2000. This resulted in the acquisition of a portion of the minority of the minority interest which was accounted for under the purchase method and increased paid in capital by Lire 1,477 million. Additionally, in connection with Fineco's purchase of the Series B shares Centerpoint paid a commission of US$ 180,000 to Andrea della Valle, a director of the Company, and paid US$ 80,000 to Investec Ernst, an investment banking firm, where Mark Segall, a director of the Company, is an executive officer.

NOTE 4 - SALE OF TEMPORARY MANAGEMENT SERVICES SUBSIDIARY

Effective as of January 1, 2000, the Company disposed of TIM, S.p.A., its temporary management services subsidiary to two companies controlled by TIM's management, including Albino Collini, a Director of the Company through December 1999, for 80,000 shares of the Company with a fair value of Lire 320 million at the date of sale. Cash disposed of was Lire 229 million.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 5 - SUBSEQUENT EVENTS

Purchase of minority interests in OAM Subsidiary

In March 2001, the Company purchased the outstanding minority interests in its 84.35% owned subsidiary for OAM for US$ 2,500,000 (Italian Lira 4,810 million). The purchase price is at a discount to the net asset value of the 15.65% OAM, which the Company will acquire and will permit the Company to rationalize its corporate structure and eliminate certain fiscal inefficiencies.

Centerpoint Loan; Early payoff of the Company's 5% Convertible Debentures

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 15, 2001 the Company paid the holders of US$ 6,000,000 of the Debentures US$ 4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value and in July paid Mr. Arbib, the holder of the remaining US$ 250,000 of the Debentures, US$ 218,750 which Mr. Arbib accepted as payment in full on his Debentures. The $6,250,000 of Convertible Debenture debt is classified as due after 12 months in the balance sheet at September 30, 2000 as this reflected the contractual arrangements in force at the time and no reclassification has been made on the basis of the early payoff.

Wilson Litigation

On December 19, 2000, a Settlement Agreement and Release was executed by and between plaintiffs, the Company and I.T.E. Imperial Corporation and Gould Electronics, Inc., the co-defendants in the Wilson Litigation. The Company and Gould each agreed to pay 50% of the US$ 2,050,000 settlement amount, subject to resolution of certain issues between them. The remaining issue, the Company's claim against Gould for indemnification, was litigated on February 16, 2001.

On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company is responsible for paying all settlement funds and ordering the Company to pay Gould US$ 1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. The appeal period for the judgment expired on July 15, 2001, and the judgment became due and payable to Gould on that date. The Company recorded in 1999 additional provisions of Italian Lira 2,970 million and the full amount of the US$ 2,050,000 payable by the Company was accrued at December 31, 1999. The Company paid Gould in 2001 and in 2002 in full satisfaction of the judgment.

In January, 2002, the judge in the Company's litigation against Travelers Insurance Company ("Travelers") arising out of the Wilson litigation determined that Travelers was liable to the Company for US$ 1,000,000, plus the Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July, 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of US$ 1,822,979. Travelers has appealed the judgment and a final judgment is expected to be rendered in 2003.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 5 - SUBSEQUENT EVENTS (continued)

Rawlings Litigation

On February 11, 2002 the Company entered into a settlement agreement with Rawlings Sporting Goods Company with respect to the Rawlings litigation. Under the settlement agreement the Company agreed to transfer 160,000 shares of Centerpoint Common Stock to Rawlings and the Company and Rawlings agreed to voluntarily dismiss the Rawlings litigation and to release each other from all claims relating to the litigation, subject to the transfer of the shares. The Centerpoint shares were transferred to Rawlings in May 2002, and the claims against the Company have been dismissed with prejudice.

Dispute with IMI concerning its fees

IMI, Centerpoint's investment adviser in connection with the sale of Moto Guzzi, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of Centerpoint, IMI was paid Lire 11,401 million, for fees and expenses claimed by IMI under its engagement letter with the Company and OAM. IMI also paid Studio Carnelutti, Centerpoint's Italian legal counsel, Lire 505 million with the remaining proceeds of Lire 60,293 million paid to Centerpoint. Since early July 2000, the Company and Centerpoint have disputed IMI's interpretation of the calculation of the fee under its engagement letter. The dispute relates to the respective interpretations of the Company, Centerpoint and IMI of the term "Total Transaction Value" used in the engagement letter. Since that time, the Company sought to negotiate with IMI concerning its fee. IMI refused to engage in negotiations and did not present any calculation of the fee to the Company or Centerpoint prior to the closing. After the closing and actual payment to IMI of the alleged fee, IMI presented a calculation and an invoice to Centerpoint for fees and expenses alleged by IMI due under the engagement letter in the amount of Lire 11,401 million. In addition to disputing the amount of the fee paid to IMI, the Company and Centerpoint believe that IMI had no right to deduct the fee from the sale proceeds, as Centerpoint was not a party to the engagement letter, and did not consent to any such deduction. On February 11, 2002 Centerpoint brought a suit against IMI before the Civil Section of the Court of Milan, Italy seeking reimbursement of Lire 8,766 million of the Lire 11,401 million paid to IMI at the closing. At the first hearing with respect to the claims, on July 2, 2002, IMI's legal counsel filed a Defense Pleading requesting among other things, the rejection of the claims, and the joining of the Company as a party to the litigation. A hearing with respect to the case was held on November 15, 2002, at which time the judge determined that the parties were not amenable to settling the litigation. A further hearing was held on February 6, 2003, at which time the judge fixed May 2, 2003 as the deadline for each party to file a pleading summarizing the such party's requests for evidences, set June 2, 2003 as the date for each party to respond to the other party's pleading, and set October 14, 2003 as the trial date for a decision on the case.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 5 - SUBSEQUENT EVENTS (continued)

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration

Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lire 9,375 million of the proceeds of the sale were placed into escrow.

By letter dated December 21, 2000, legal counsel for Aprilia filed a claim against Centerpoint under the Share Purchase Agreement alleging (i) that it had failed to receive a resignation and release from Mr. Roeth, an executive and director of MGI Motorcycle GmbH, and (ii) that the recall campaign with respect to certain Moto Guzzi motorcycles was more critical than forecast in the Management Date Financial Statements and August 3, 2000 letter. By letter dated February 5, 2001 Centerpoint's Italian legal counsel responded to the December 21, 2000 letter specifically denying the alleged claims and requesting that the parties meet to negotiate a release of the escrow funds, as provided for in the August 3, 2000 letter.

On June 4, 2001 Aprilia's legal counsel sent a letter to Centerpoint which reiterated the claims in its December 21, 2000 letter and alleged the following:
(i) that the cost of the recall campaign was estimated by Aprilia to be approximately Lire 4,500 million, which exceeded the Management Date Financial Statement amount with respect to the recall campaign by Lire 2,676 million, (ii) that technical problems related to various motorcycles were likely to cost Aprilia approximately Lire 5,308 million, and that such technical problems had not been disclosed to Aprilia in connection with the sale of the Moto Guzzi operations to Aprilia, and that Aprilia was entitled to reimbursement of such costs, (iii) that Aprilia was entitled to reimbursement of Lire 148.5 million incurred by Aprilia in connection with the termination of Mr. Roeth, an executive of MGI Motorcycle GmbH, (iv) that Aprilia was entitled to reimbursement of Lire 378 million in respect of unjustified credit notes issued by MGI Motorcycle GmbH in favor of dealers and distributors, and (v) that breaches of accounting principles by Moto Guzzi North America entitled it to claims against Centerpoint in the amount of Lire 1,100 million (collectively with (i), (ii), (iii) and(iv), the "Alleged Claims").

On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Lire 7,611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Lire 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims.

Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milan, Italy to hear the case. The company is requesting restitution of the Lire 7,611 million paid to Aprilia, plus interest and costs. The Arbitration committee was constituted on November 16, 2001, and a decision is expected to be rendered in the second half of 2003.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 5 - SUBSEQUENT EVENTS (continued)

Bion Transaction

The Board of Directors of Centerpoint met to evaluate the alternative strategies and investments available to it. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Centerpoint Board their conclusions on a number of potential investments. In December 2001, the Centerpoint Board resolved to approve the acquisition of 19,000,000 shares of Bion, an environmental service company focused on the needs of confined animal feeding operations. Bion is engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Bion's waste remediation service business provides confined animal feeding operations (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, Bion treats their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications.

Unrestricted stock of Bion was traded on the OTC/BB market under the ticker "BNET".

On January 15, 2002, Centerpoint closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million in cash (substantially all of Centerpoint's cash), the US $4.2 million Centerpoint loan to TRG (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of Moto Guzzi to Aprilia and claims against IMI.

Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in Centerpoint from OAM. The total consideration paid by Bion consisted of (i) US$3,700,000 in cash, (ii) the assignment of the US$4.2 million Centerpoint loan to TRG (including accrued interest) and related loan guarantees, (iii) the assignment of the 65% interest in the Company's claims with respect to the escrow accounts and claims against IMI, (iv) the issuance of 1,000,000 shares of Bion's common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion's common stock at a price of US$0.90, with expiration date of January 10, 2007. Bion agreed among other things (i) file a with SEC a Registration Statement with respect to the Bion Shares issued in the transactions above, as soon as practicable, and within 90 days of Centerpoint's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter.

David Mitchell, a director of Centerpoint, is the Chairman, President, Board Member and a principal stock and warrant holder of Bion. Additionally a portion of the proceeds of the Bion Investment were used to pay off US$ 718,485 of indebtedness of Bion owed to Mr. Mitchell.

On January 24, 2002, David Mitchell was elected as Centerpoint's President and CEO. David Mitchell, a former CEO, a founder, a stockholder and option holder of the Company, was the only director of Centerpoint until January 2003. Following the Bion Investment and Bion acquisition of Centerpoint Shares, all of Centerpoint's directors, other than David Mitchell, resigned from their positions on the Company's Board of Directors. Bill Spier, one of Centerpoint's Directors until he resigned on January 24, 2002, sits on Bion's Advisory Board. On January 21, 2002, Howard Chase, a director of Centerpoint until he resigned on January 15, 2002, joined the Board of Directors of Bion. In January 2003 Mr. Mitchell resigned from his positions at Centerpoint and three new Directors were elected.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2000

NOTE 5 - SUBSEQUENT EVENTS (continued)

Bion Transaction (continued)

On February 20, 2003 Bion filed a Form 8-K with the SEC stating among other things, that (i) it had informed its employees that it does not have funds to pay its employees beyond February 15, 2003, (ii) although Bion was seeking outside sources of capital, it had not been able to secure financing necessary for its current and future operations, (iii) there could be no assurance that sufficient funds would be available from external sources, and (iv) it would be forced to substantially curtail or cease its current business activities unless it is able to immediately raise capital from outside sources.

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

General

The Company disposed of two of its industry segments with the sale of its motorcycle operations in September 2000 and of its steel tube operations in July 2000, as detailed in Notes 2 and 5 to the Financial Statements. These have been accounted for as discontinued operations and the results of operations for the three and nine months to September 30, 2000 and 1999 have been restated to reflect the discontinuance.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Net sales in 1999 principally represented sales of the Company's temporary management services subsidiary, Temporary Integrated Management, S.p.A. ("TIM") which was disposed effective January 1, 2000.

Selling, general and administrative expenses were approximately 13.7% higher in 2000 compared to 1999 as the cost reduction program implemented by the Company from 1998 was offset by exchange rates and higher compliance costs. The Company's cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs. Higher legal costs were incurred in 2000 compared to 1999 principally in connection with the U.S. litigation described in Note 5 to the interim financial statements. Other costs include rent and office expenses for the Company's offices in New Jersey (closed in August 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

In the third quarter of 1999, the Company recorded an impairment loss of Lit. 500 million in respect of land in Sardinia, based on the sale of such property in the fourth quarter of 1999.

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

In the three months ended September 30, 2000 the Company has recorded Lit. 1,773 million in respect of amortization charge for redemption of its Moto Guzzi Corporation subsidiary Series B preferred stock and related foreign exchange effects. The preferred stock had a mandatory redemption in December 2001 but was redeemed on September 30, 2000 following disposal of the motorcycle operations and the Company has amortized the premium over the period to redemption. The Company has also recorded in the three months ended September 30, 2000, Lit. 281 million in respect of dividends relative to this Series B preferred stock.

As a result of the above items, losses from continuing operations before taxes and minority interests increased to Lit. 3.4 billion in 2000 from Lit. 1.0 billion in 1999.

The Company recorded a net profit of Lit. 34.9 billion in the three months to September 30, 2000, principally as a result of a gain of Lit. 37.6 billion, net of minority interests of Lit. 18.8 billion, on the sale of the motorcycle operations - as described in Notes 2 and 5 to the Financial Statements - compared to a losses from discontinued operations of Lit. 1.6 billion in 1999, principally from the motorcycle operations.

The Company also sold its steel tube operations in 2000. While this business had been profitable since 1998, mainly due to favourable market conditions and prices, it did not present opportunities for growth and future profits which justified further investment and consequently it was disposed to a trade purchaser.

Nine months ended September 30, 2000 compared to Nine months ended September 30, 1999

Net sales in 1999 principally represented sales of the Company's temporary management services subsidiary, Temporary Integrated Management, S.p.A. ("TIM") which was disposed effective January 1, 2000.

Selling general and administrative expenses decreased 4.3% in 2000 compared to 1999 as the cost reduction program implemented by the Company from 1998 were offset by exchange rates and higher compliance costs, particularly in the second quarter. The Company's cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs.

Higher legal costs were incurred in 2000 compared to 1999 principally in connection with the U.S. litigation described in Item 3 of the Company's 10-K for the year ended December 31, 1999 and Note 5 to the interim financial statements. Other costs include rent and office expenses for the Company's offices in New Jersey (closed in August 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

In the third quarter of 1999, the Company recorded an impairment loss of Lit. 500 million in respect of land in Sardinia, based on the sale of such property in the fourth quarter of 1999.

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

The principal element of interest income was Lit. 306 million receivable in 2000 and Lit. 612 million in 1999 by OAM in respect of the value of warrants of Moto Guzzi Corporation issued to OAM as remuneration for the ongoing provision of finance to the disposed motorcycle operations. In 1999, the Company also received interest income of Lit. 142 million on advances to the disposed motorcycle operations. The balance of interest receivable in 2000 and 1999 relates to cash balances and tax receivables.

In the nine months ended September 30, 2000 the Company recorded Lit. 2,731 million in respect of amortization charge for redemption of its Moto Guzzi Corp subsidiary Series B preferred stock and related foreign exchange effects. The preferred stock had a mandatory redemption in December 2001 but was redeemed on September 30, 2000 following disposal of the motorcycle operations. The Company has amortized the premium over the period to redemption. The Company has also recorded Lit. 639 million in respect of dividends on the Series B preferred stock.

As a result of the above items, losses from continuing operations before taxes and minority interests increased to Lit. 5.9 billion in 2000 from Lit. 2.8 billion in 1999.

Losses from the discontinued motorcycle operations decreased to Lit. 4.4 billion in 2000 compared to Lit. 8.5 billion in 1999 principally as a result of these operations being disposed effective July 1, 2000, as described in Notes 2 and 5 to the Financial Statements. The disposal generated a gain of Lit. 37.6 billion, net of Lit. 18.8 billion of minority interests. In 1999, the Company had recorded a gain of Lit. 21.7 billion, net of Lit. 4.2 billion for minority interests on the merger of its motorcycle operations into NAAC, as described in
Note 2 to the Financial Statements.

The Company also sold it steel tube operations in 2000. While this business had been profitable since 1998, mainly due to favourable market conditions and prices, it did not present opportunities for growth and future profits which justified further investment and consequently it was disposed to a trade purchaser.

Liquidity and Capital Resources

Significant cash activities in the nine months ended September 30, 2000

Negative operating cash flows principally relate to corporate costs and payments of accruals and trade payables as the Company applied part of the proceeds of the 5% Convertible Debentures issued by the Company in December 1999 to pay accrued legal fees and other accrued costs.

The net increase in investments of Lire 28.0 billion reflects investment of proceeds received from the disposal of Moto Guzzi and LITA.

US$ 3,500,000 (Lire 6.9 billion at the then prevailing exchange rate) of proceeds from the December 1999 issue of Convertible Debentures was used in February 2000 to subscribe to Series B Preferred Stock of Centerpoint. Such amount, along with US$ 6 million (Lire 11.4 billion) from external investors, was sufficient to finance the motorcycle operations through their eventual disposal.

The Series B Preferred Stock of Centerpoint Corporation was redeemed on September 30, 2000 for Lire 15.9 billion reflecting the amount received from third parties of Lire 11.4 billion, as above, plus repayments of advances of Lire 2.4 billion that had been converted into Series B Preferred Stock of Centerpoint Corporation plus a further Italian Lira 2.0 billion resulting from unfavorable exchange movements in the period from issuing the Series B Preferred Stock through its reimbursement. Payment was affected in the first days of October 2000.

Cash from discontinued operations reflects the proceeds from the disposal of Moto Guzzi of Italian Lira 60.3 billion, less Lire 15.9 billion applied to finance Moto Guzzi operations through disposal and approximately Lire 2.5 billion of professional fees and other costs allocated to the discontinued motorcycle operations plus proceeds from the disposal of LITA of Italian Lira
1.5 billion. Lire 1.0 billion of the proceeds from the disposal of LITA was receivable in 2001 on the anniversary of the sale and is included in the balance sheet as restricted receivables. The Company placed Lira 1,000 million of the proceeds in a restricted account through December 31, 2000 as collateral for any eventual claims under the warranties given to the buyer.

See Notes 2 and 3 to the Interim Financial Statements for details of the Centerpoint Series B Preferred Stock issuance and redemption and the disposal of the Moto Guzzi and LITA operations.

The Company made the penultimate repayment of its residual Italian loans in April 2000 and the final installment of Lit. 0.6 billion was due and paid in April 2001.

Future liquidity needs

The disposals of Moto Guzzi and LITA generated sufficient cash for the Company to maintain operations which following the disposal related only to corporate costs in winding down the Company's activities and legal fees related to various litigation described in Note 5 to the financial statements.

In July 2000, the Company negotiated an agreement to purchase the shares of the minority shareholder in OAM for US$ 2.5 million, and the Company acquired this interest in March 2001. This purchase will enable an orderly winding-up of OAM and the Company's corporate structure in Italy, though such winding-up may take up to several years due to tax complications.

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. As the major portion of the Company's funds were held by Centerpoint, in order to finance the redemption of the Convertible Debentures the Company needed to utilize funds held by Centerpoint. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company US$ 4,200,000. On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of US$ 6,000,000 of the Debentures US$ 4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and was secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM.

In December 2000, the Company and Gould, the co-defendant in the Wilson Litigation executed a settlement agreement and release with the plaintiff under which each of the Company and Gould paid US$ 1,025,000 to settle the claims with the plaintiff. On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US $ 1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. Such amount was paid at the end of 2000 and in 2001.

In January 2002, the Company's OAM subsidiary entered into agreements with Bion as described in Note 5 to the Financial Statements . The substantial effect of the agreements with Bion was that the Company disposed of its controlling interest in Centerpoint. Centerpoint substantially received the same value of proceeds it could have received had it liquidated Centerpoint. Pursuant to these transactions, OAM received the Company's US$ 4.2 million Promissory Note and approximately US$ 3.7 million of the approximately US$ 8.7 million cash held by Centerpoint at the date of the transaction with Bion.

As at June 2003, the Company has approximately Euro 4.2 million (US$ 4.8 million at exchange rates prevailing on the date of this report) i of cash. Management believes such amounts to be sufficient to fund operations which principally reflect litigation which the company has commenced against Aprilia and against IMI as described above and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In May 2002 the Board of Directors of the Company approved the engagement of Investec Ernst & Co. to explore investment options available to the Company and to seek a suitable business to acquire or merge with. The Company has evaluated a number of business opportunities presented by Investec, but has determined not to pursue any of them. The Company's Board of Directors does not consider liquidating the Company to be a viable alternative due to the complexity of the Company's corporate structure, and the continuing effects of past acquisitions, dispositions and restructuring, and related tax effects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

The information required by Item 307 of Regulation S-K is not required for quarterly reports for the calendar year 2000.

                           Part II - Other Information

Item 1. Legal Proceedings.

Legal proceedings in which the company is involved are described in note 5 of
Part 1 of this report, which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Exhibit No.     Description
            -----------     -----------

                31.1        Certification of Mark S. Hauser
                31.2        Certification of Emanuel Arbib


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRIDENT ROWAN GROUP, INC.


Dated: July 16, 2003                    By: /s/ Emanuel M. Arbib
                                            ------------------------------------
                                                     Emanuel M. Arbib,
                                               Joint Chief Executive Officer


Dated: July 16,2003                     By: /s/ Mark S. Hauser
                                            ------------------------------------
                                                      Mark S. Hauser
                                              President/Joint Chief Executive
                                                         Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, September 30, 2000 and is qualified in its entirety by reference to such financial statements.

Item No.             Item Description                                                     Amount*
5-01(1)              Cash and cash items                                              14,963,000
5-02(2)              Marketable securities                                            14,641,000
5-02(3)(a)(1)        Notes and accounts receivable - trade                                83,000
5-02(3)(a)(4)        Notes and accounts receivable -                                     610,000
5-02(4)              Allowances for doubtful accounts                                          0
5-02(6)              Inventory                                                                 0
5-02(9)              Total current assets                                             30,407,000
5-02(13)             Property, plant and equipment                                       128,000
5-02(14)             Accumulated depreciation                                             70,000
5-02(18)             Total assets                                                     32,266,000
5-02(21)             Total current liabilities                                        10,553,000
5-02(22)             Bonds, mortgages and similar debt                                 6,250,000
5-02(28)             Preferred stock - mandatory redemption                                    0
5-02(29)             Preferred stock - non-mandatory redemption                                0
5-02(31)             Common stock                                                         48,000
5-02(32)             Other stockholders' equity                                        4,246,000
5-03(b)(1)(a)        Net sales of tangible products                                            0
5-03(b)(1)           Total revenues                                                            0
5-03(b)(2)(a)        Cost of tangible goods sold                                               0
5-03(b)(2)           Total costs and expenses applicable to sales and revenue          1,482,000
5-03(b)(3)           Other costs and expenses                                          1,577,000
5-03(b)(5)           Provision for doubtful accounts and notes                                 0
5-03(b)(8)           Interest and amortization of debt discount                          416,000
5-03(b)(10)          Income before taxes and other items                              (3,224,000)
5-03(b)(11)          Income tax expense                                                        0
5-03(b)(14)          Income/loss continuing operations                                (5,875,000)
5-03(b)(15)          Discontinued operations                                          15,466,000
5-03(b)(17)          Extraordinary items                                                       0
5-03(b)(18)          Cumulative effect - changes in accounting principles                      0
5-03(b)(19)          Net income or loss                                               12,783,000
5-03(b)(20)          Earnings per share - primary                                           3.14
5-03(b)(20)          Earnings per share - fully diluted                                     3.14

      * Dollar amounts are based on conversion rate of 2190 Lire to the Dollar which prevailed on September 30, 2000.