Form 10-K
period 2000-12-31
TRIDENT ROWAN GROUP INC
filed 2003-08-13
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                   For the fiscal year ended December 31, 2000

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

                               C/O FdG Associates
                                 299 Park Avenue
                                   16th Floor
                            New York, New York 10171
               (Address of principal executive offices) (Zip code)

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

Yes |_|       No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. _____

As of July 15, 2003 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $617,688.

As of July 15, 2003, there were 4,064,900 shares of the registrant's common stock, par value US$ 0.01 per share, outstanding.

                            TRIDENT ROWAN GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I    .....................................................................1

ITEM 1.   BUSINESS.............................................................1

ITEM 2.   PROPERTIES..........................................................14

ITEM 3.   LEGAL PROCEEDINGS...................................................15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

PART II   ......................................................................

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.................................................17

ITEM 6.   SELECTED FINANCIAL DATA.............................................18

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................20

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................65

PART III  ......................................................................

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................65

ITEM 11.  EXECUTIVE COMPENSATION..............................................67

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................73

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................74

PART IV   ......................................................................

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K............................................................79

PART I

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

In October 2002 Arthur Andersen S.p.A. (now Deloitte & Touche Italia S.p.A.) entered into an agreement with the national Italian practice of Deloitte Touche Tohmatsu ("DTT") that provides for the association of the ex Arthur Andersen S.p.A. with those national practices (and therefore with DTT). Deloitte & Touche has performed the quality control procedures required for foreign associated firms that are embodied in the requirement of the SEC Practice Section of the American Institute of Certified Public Accountants with respect to the financial statements for the year ended December 31, 2000, included in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

HISTORY OF THE COMPANY

Until 1993, Trident Rowan Group, Inc. (the "Company") was primarily in the business of manufacturing luxury automobiles and mini-cars through its former Maserati S.p.A. subsidiary ("Maserati"), and, secondarily, in motorcycle manufacturing and distribution through Moto Guzzi Corporation ("Moto Guzzi"). After selling its 51% controlling interest in Maserati in 1993, the Company's only remaining operating subsidiary was Moto Guzzi, which the Company had acquired in 1972. In 1993, Moto Guzzi was a manufacturer of medium and high priced motorcycles. For years, Moto Guzzi had been both unprofitable and undercapitalized. The Company's Board of Directors, in 1993 and early 1994, considered a capital investment by or joint venture with a third party, the sale of its interest in Moto Guzzi, or some other form of business combination to repair Moto Guzzi's capital deficiencies and financial condition. When those efforts proved unsuccessful, the Company, in May 1994, engaged Temporary Integrated Management S.p.A. ("TIM"), a temporary management company, to provide Moto Guzzi with critically needed temporary management in order to staunch losses and to provide the time and means to design and implement a capital plan for future growth or, alternatively, a plan for the sale of the subsidiary. The progress achieved at Moto Guzzi over the period from 1994 to 1996 permitted the Company to seek capital for the investments in plant, machinery, products, marketing and management needed to provide a foundation for the significant growth of Moto Guzzi's business.

In July 1995, the Company acquired substantially all of the operating subsidiaries of Finprogetti S.p.A. ("Finprogetti"), consisting of TIM, real estate interests (and related debt) and a leasing and factoring company by issuing Company common stock. Common stock was also issued to Finprogetti-affiliated shareholders for Italian Lira 8,204 million in cash. In total, the Company issued 2,330,660 shares with a value of Italian Lira 38,228 million as a result of those transactions.

In April 1995, the Company had entered into an agreement, contingent on consummation of the Finprogetti acquisition, to repurchase a controlling interest in the Company. The repurchase of the controlling interest included the purchase of preferred and common stock held in two trusts owned by former Chairman, Mr.

Alejandro de Tomaso. The total amount of the repurchase included 1,000,000 shares of convertible preferred stock, par value US$ 2.50 per share, and 480,304 shares of Common Stock. Contemporaneously with the closing of the Finprogetti transaction, the Company acquired 703,774 shares of preferred and Common Stock from the trusts, the remaining 776,530 shares of preferred stock were exchanged for shares of Common Stock and the Company committed to repurchase such 776,530 shares on June 30, 1998 at a price of US$ 11.27 per share. The Company obtained a bank letter of credit secured by the deposit of marketable securities to guarantee the repurchase, which was effective in June 1998.

In July 1995, the Company began selling the real estate acquired from Finprogetti and to expand the scope of the TIM business. The expansion of the TIM business included international merchant banking services and real estate services focused primarily on investing in troubled companies, enhancing the value of such investments through its temporary management capability, and then realizing such enhanced value through exits developed by its merchant banking division. The acquired leasing and factoring division was wound down and the Company began to liquidate its real estate portfolio.

The first such investment, L.I.T.A. S.p.A. ("LITA"), a producer of welded steel tubes, was acquired in July 1995. TIM had been engaged by LITA's prior owners in 1994 to manage the company through an operational crisis and to prepare it for sale. Since acquisition, LITA has expanded its customer base and initiated an export program.

Beginning in July 1995, the Company made preparations to honor its pledge to undertake a stock repurchase program to accommodate shareholders who held the view that the Company, following the sale of Maserati, was no longer engaged in the business activity that initially attracted them to become shareholders. This program was completed in October 1996 with the repurchase of 761,995 shares for approximately US$ 7,479,000 in cash and US$ 1,863,000 in the form of non-negotiable two-year promissory notes bearing interest at 8% per annum.

In December 1996 and January 1997, the Company completed a private placement of Moto Guzzi preferred stock and common stock purchase warrants which raised gross proceeds of US$ 6,000,000 for development of the Moto Guzzi business. Moto Guzzi was formed as a U.S. holding company expressly for the purpose of holding and financing the Company's interests in the Moto Guzzi business.

In June 1997, the Company completed a public offering of its Common Stock and Common Stock purchase warrants, raising gross proceeds of US$ 7,643,750, of which the Board of Directors of the Company committed US$ 4,000,000 to Moto Guzzi's growth plan. Additionally, Moto Guzzi obtained an Italian Lira 10,000 million credit facility in February 1998 to fund planned investments in plant, machinery and product development.

In May, 1997, Finprogetti, the largest shareholder of the Company, sold 1,000,000 shares of the Company's Common Stock to Tamarix Investors. In connection with the purchase, Tamarix granted Finprogetti a put right with respect to an additional 635,000 shares of Common Stock owned by Finprogetti, and Finprogetti granted Tamarix an option to purchase such shares. The put right, which was exercisable for a one-year period beginning on May 3, 1998, was not exercised. The purchase option, which was exercisable during the two years ending May 2, 1999, was exercised prior to its expiration. As an inducement to consummate the transaction with Finprogetti, the Company also issued to Centaurus Management L.D.C., the manager of Tamarix, 1,250,000 warrants to purchase shares of the Company's Common Stock at an exercise price of US$ 6.00 per share (the Company's per share public offering price in June 1997).

When Tamarix took control of the Company through the purchase of Finprogetti's Common Stock, the resulting changes to the composition of the Company's Board of Directors allowed the Company to review business strategies and cost structure. In early 1998, the Company's Board of Directors decided that it would dedicate substantially all of its resources and energies to enhance the value of its Moto Guzzi business and not to pursue any new business opportunities. The Company's Board of Directors determined to accelerate the disposition of its real estate and other non-core assets in support of this decision. In 1998 and 1999 the Company disposed of its remaining real estate interests.

On August 18, 1998, the Company's subsidiary, Moto Guzzi, and for limited purposes the Company, entered into a merger agreement to merge Moto Guzzi with North Atlantic Acquisition Corp. The preferred stockholders of Moto Guzzi were also a party to the merger, which was consummated on March 5, 1999. North Atlantic was organized in August 1995 as a specialized merger and acquisition allocated risk company with the objective of acquiring an operative business and had not engaged in any substantive commercial business. At the effective time of the merger, North Atlantic had approximately $8.9 million (Italian Lira 16,006 million) in cash, from which merger expenses of approximately $0.8 million (Italian Lira 1,400 million) were subsequently paid, to finance the operations of Moto Guzzi. On completion of the merger, North Atlantic changed its name to Moto Guzzi. As a result of the merger, the Company recorded a gain of Italian Lira 25,837 million in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi into common stock of North Atlantic. Through December 31, 1998, the Company had accounted for the contingent redemption of such preferred stock and included Italian Lira 13,132 million in the balance sheet at December 31, 1998 to reflect such contingent obligation.

During the last quarter of 1998 and first two months of 1999, lack of liquidity caused component supply shortages for Moto Guzzi which were eased by the North Atlantic merger. However, the proceeds of the North Atlantic merger were not sufficient to permit Moto Guzzi to make all of the necessary investments to restore operations to profitability. The Company anticipated that the North Atlantic merger and the listing of the merged entity on the over-the-counter market in New York would have provided access to the additional capital, along with an incentive to management and key personnel through a stock option plan. Moto Guzzi was unable to raise the further funds that it required, and by August 1999, experienced liquidity difficulties. By the end of 1999, these financial difficulties had become severe, and the consequent difficulties of component supplies threatened operations.

In December 1999, following the breakdown of negotiations with a motorcycle company regarding an equity investment in Moto Guzzi, the Company engaged IMI, a leading Italian investment bank, to pursue strategic alternatives to enhance shareholder value in its shareholding. An auction process was conducted by IMI in the first few months of 2000, and on April 14, 2000, Moto Guzzi entered into a Share Purchase Agreement with Aprilia, and in September 2000, Moto Guzzi closed the sale to Aprilia of its four operating subsidiaries.

Also in 2000, as described above, the Company disposed of its other operations, TIM and LITA.

CURRENT STATUS OF THE COMPANY

As of July 18, 2003, the date of this report, the Company has disposed of all of its operating subsidiaries and real property. The Company's principal assets are as follows:

o Approximately (euro)4,200,000 in cash and marketable securities, of which approximately (euro)500,000 is restricted until December 2003;

o 140,000 shares of Centerpoint Corporation ("Centerpoint," ticker CPTX) common stock, a publicly held Delaware corporation, whose shares are quoted on the Over-The-Counter Bulletin Board;

o 100,000 shares of currently unregistered common stock of Bion Environmental Technologies, Inc., ("Bion," ticker BNET), a publicly-held Colorado corporation whose registered shares are quoted on the Over-The-Counter Bulletin Board, and warrants to purchase 100,000 shares of currently unregistered common stock of Bion at US$ 9.00 per share;

o A sixty-five percent share in claims against Aprilia S.p.A.("Aprilia") with respect to funds previously held in an escrow account relating to alleged claims from the September 2000 sale of the Company's Moto Guzzi operations to Aprilia;

o A sixty-five percent share of claims against Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI") to recover fees charged in connection with the September 2000 sale of the Company's Moto Guzzi operations to Aprilia, which the Company considers excessive and not due;

o Amounts payable to the Company by Travelers Insurance Company ("Travelers") in respect of a judgment in favor of the Company in the amount of $1,822,799, following a claim made by the Company against Travelers. Travelers has appealed the judgment and a final decision is expected to be rendered in 2003.

The Company has no financial debt and the liabilities of the Company principally consist of payables for corporate costs and litigation in respect of the claims above.

A majority of the assets above are held by OAM S.p.A., an indirect 99.9% Italian subsidiary owned through TRS S.p.A., an Italian intermediate holding company. Neither Italian company has any operations, and TRS is scheduled to be merged into OAM later this year. The current corporate structure derives from the Company's previous operations which were principally based in Italy.

In May 2002 the Board of Directors of the Company approved the engagement of Investec Ernst & Co. to explore investment options available to the Company and to seek a suitable business to merge with or to acquire. The Company has evaluated a number of business opportunities presented by Investec Ernst & Co. The Company's Board of Directors does not consider liquidating the Company to be a viable alternative due to the complexity of the Company's corporate structure, and the continuing effects of past acquisitions, dispositions and restructuring, and their related tax effects.

RECENT AND SUBSEQUENT EVENTS

Overview

o Effective January 1, 2000, the Company disposed of the TIM business to its two managers;

o In February 2000, Centerpoint - then Moto Guzzi Corp. - the Company's then majority owned subsidiary which owned the Moto Guzzi motorcycle business, issued Series B Preferred Stock to provide bridge financing for operations through their disposal. The Centerpoint Series B Preferred Stock raised $6.0 million from external investors, the Company invested $3.5 million and existing advances by OAM S.p.A. of $1.6 million and advances from entities related to two directors of Centerpoint $1.25 million were also converted into Series B Preferred Stock. The Series B Preferred Stock was redeemed on September 30, 2000 following the sale of the Moto Guzzi operations;

o In April 2000, Centerpoint entered into an agreement to sell its Moto Guzzi operations to Aprilia. The sale was completed in September 2000 following Centerpoint shareholder approval.

o In connection with the sale of Centerpoint's Moto Guzzi operations, Centerpoint agreed with the Company to present a liquidation proposal to shareholders as promptly as was practicable. The deadline for doing so was extended to July 15, 2001.

o In June 2001, with the consent of the Company, Centerpoint hired Investec Ernst & Co. to examine alternative solutions and in January 2002 Centerpoint acquired 19,000,000 shares of Bion common stock. In connection with the acquisition, the Company waived its right to require Centerpoint to proceed with the presentation of a liquidation proposal.

o In connection with the sale of its Moto Guzzi operations to Aprilia, the Company is pursuing claims against IMI, a leading Italian Investment Bank, to recover fees that the Company considers excessive and not due.

o Additionally, Centerpoint has commenced arbitration proceedings to recover amounts paid to Aprilia for claims by Aprilia under the terms of the sale of the Moto Guzzi operations.

o In July 2000, the Company disposed of its steel tube operations through sale of its LITA subsidiary.

o In September 2000, the Company agreed to purchase the outstanding 15.65% minority interest in OAM held by Daimler Chrysler Corporation for $2,500,000. The purchase was closed in March 2001.

o In June 2001, the Company borrowed $4.2 million from Centerpoint, the Company's then majority owned subsidiary, to fund early repayment of its $6.25 million 5% convertible debentures due December 30, 2002. The Company obtained a settlement discount of $1,823,750, representing an approximate 29% discount on the face value of the securities, and a 31.5% discount on the total amount owed with respect to the securities.

o In December 2000, the Company and its co-defendant, Gould Electronics Inc, settled the Wilson litigation for $2,050,000, provisionally paying $1,025,000 each. The Wilson litigation was in respect of personal injury claims in respect of a business sold by the Company in the 1950's. In July 2001, in court hearings to determine the responsibility for the claims between the Company and Gould Electronics Inc. it was ruled that the Company was responsible for all amounts due and the Company was ordered to pay to Gould Electronics Inc. the $1,025,000 that Gould had advanced towards settlement of the Wilson litigation. The Company satisfied this judgment in full in 2002.

o In January, 2002, the judge in the Company's litigation against Travelers arising out of the Wilson litigation determined that Travelers was liable to the Company for $1,000,000, plus the Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July, 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of $1,822,979. This judgment has been appealed by Travelers and a final decision is expected to be rendered in mid-2003.

o In January 2002, the Company entered a series of transactions and agreements with Bion. First, the Company's Centerpoint subsidiary subscribed for 19,000,000 Bion shares for a consideration of substantially all of its assets, which were valued in the transaction at $14,250,000. Following this, Bion purchased from OAM S.p.A., the Company's wholly-owned Italian subsidiary, a 57.7% ownership interest in Centerpoint owned by OAM for a consideration consisting of:

      o the $4.2 million TRG Promissory note due to Centerpoint by the Company, as described above;

      o     $3.7 million in cash;

      o one million unregistered shares of Bion common stock and one million warrants to purchase Bion shares at $0.90 per share;

      o assignment of a 65% interest in the claims against IMI and Aprilia S.p.A., as described above; and

      o assignment of Centerpoint's rights under the Loan Agreement relating to the TRG Promissory Note.

      Following this transaction, the Company continued to hold directly 300,000 Centerpoint shares (approximately 5% of Centerpoint's stock). The effect of the transactions with Bion was to dispose of the Company's majority interest in Centerpoint, receiving assets substantially similar in total value to those the Company would have received in an eventual liquidation of Centerpoint.

Disposal of TIM

Effective as of January 1, 2000, the Company disposed of TIM, its temporary management services subsidiary. The business was sold to two companies controlled by TIM's management, including Albino Collini, a Director of the Company through December 1999, for 55,000 shares of the Company with a fair value of Italian Lira 320 million at the date of sale. The Company recorded an impairment loss of Italian Lira 400 million as at December 31, 1999 in respect of the trademarks of TIM, to reflect the post year-end disposal.

Issuance and Redemption of Series B Preferred Stock by Centerpoint (then Moto Guzzi)

On February 25, 2000, Centerpoint issued 123,500 shares of a new Series B Preferred Stock with an aggregate price of US$ 12,350,000 to Fineco and its affiliates (Fineco is an Italian institutional investor), the Company, OAM, William Spier, a director of Centerpoint and the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of Centerpoint, for US$ 100 per share. The shares were issued as follows: (i) 60,000 to Fineco and its affiliates for cash, (ii) 35,000 shares to the Company for cash, (iii) 16,000 to OAM in repayment of outstanding loans due to OAM, (iv) 2,500 shares to Mr. Spier in repayment of loans made by him to Centerpoint, and (v) an aggregate of 10,000 shares to Wheatley Partners LP and Wheatley International Partners LP, in repayment of loans made by them to Centerpoint.

The holders of the Series B Preferred Stock were entitled to receive dividends at the rate of US$ 7.00 per share per year before any dividends may be paid with regard to Centerpoint's Class A Common Stock, and to receive distribution of US$ 100 per share in liquidation of Centerpoint before any liquidation distributions are made with regard to the Class A Common Stock. Moto Guzzi was required to redeem the Series B Preferred Stock for US$ 100 per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock did not have voting rights, except the right to approve issuance of securities of Centerpoint, which would affect the Series B Preferred Stock, and the incurrence of debt by Centerpoint, other than refinancing of existing debt or lines of credit used by Centerpoint to finance its day-to-day operations.

Each share of Series B Preferred Stock was convertible into Centerpoint Class A Common Stock at a conversion price of US$ 5.00, based upon the liquidation preference of the Series B Preferred Stock (US$ 100, plus accrued dividends, per share), meaning each share of Series B Preferred Stock was convertible into approximately 20 shares of Centerpoint Class A Common Stock.

Upon the occurrence of an event of default the dividend on the Series B Preferred Stock increased to US$ 10 per share per year, the conversion price of the Series B Preferred Stock reduced to US$ 2 per share of

Centerpoint Class A Common Stock, the holders of the Series B Preferred Stock would become entitled to elect a majority of Centerpoint's directors and Centerpoint would be required to redeem the Series B Preferred Stock for its liquidation preference (US$ 100 per share, plus accrued dividends).

In July 2000, Centerpoint entered into an agreement with the Series B preferred stockholders in which it agreed to redeem the Series B preferred stock by September 30, 2000 in exchange for their agreement not to convert their Series B preferred stock into Class A common stock prior to that date.

Centerpoint closed on the sale of its operating subsidiaries on September 6, 2000 and in the last week of September 2000 it redeemed in full all outstanding shares of Series B Preferred Stock for a price equal to US$ 100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Italian Lira 28,300 million at the prevailing exchange rate).

Sale of Moto Guzzi to Aprilia

Execution and Delivery by Centerpoint of the Share Purchase Agreement.

On April 14, 2000, Centerpoint signed a Share Purchase Agreement to sell its four operating subsidiaries (Moto Guzzi S.p.A., MGI Motorcycle GmbH, Moto Guzzi France S.a.r.l. and Moto Guzzi North America, Inc.) to Aprilia for Italian Lira
71.5 billion (approximately US$ 35.2 million) plus or minus the change in net worth from December 31, 1999 to April 30, 2000. In addition, Aprilia satisfied debts of the subsidiaries to Centerpoint totaling approximately Italian Lira 2.1 billion (approximately US$ 1.0 million) and released OAM from an Italian Lira 4 billion (approximately US$ 1.9 million) guarantee of obligations of the subsidiaries. The proposed sale of the four subsidiaries was a sale of substantially all of Centerpoint's assets, requiring the approval of a majority of Centerpoint's outstanding Class A common stockholders.

On August 3, 2000, by way of a Letter of Agreement, Centerpoint and Aprilia modified the terms of the Share Purchase Agreement, by adjusting the price to reflect the aggregate net worth of the entities sold at April 30, 2000. The Letter of Agreement also reduced the required escrow amounts under the Share Purchase Agreement to Italian Lira 9,375 million and established that if costs incurred in connection with the recall of certain batches of motorcycles for the replacement of certain components is lower than Italian Lira 1,824 million, net of all reimbursements received from insurance companies and Moto Guzzi suppliers, then the difference between the cost sustained and Italian Lira 1,824 million would be paid by Aprilia to Centerpoint.

Approval of the Sale of the Operating Subsidiaries and change of the subsidiaries name to Centerpoint.

On July 22, 2000, Centerpoint's Proxy Statement, which was dated July 20, 2000, was mailed to all of Centerpoint's Class A common stockholders of record as of July 18, 2000, the record date for the special meeting of stockholders. The special meeting of Centerpoint's stockholders on August 11, 2000 was called to consider the proposed sale of its operating subsidiaries and the change of the subsidiary's name to Centerpoint Corporation from Moto Guzzi. Centerpoint Class A Common Stock of 4,399,784 shares were represented in person or by proxy. In total this represented 73.34% of Centerpoint's issued and outstanding shares of Class A common stock on the record date, thereby constituting a quorum. At the special meeting, the stockholders voted in favor of both the proposal to sell Centerpoint's operating subsidiaries to Aprilia and the change of the subsidiary's name to Centerpoint Corporation.

Closing by Centerpoint on the Sale of its Operating Subsidiaries.

On September 7, 2000, Centerpoint closed the sale of its four operating subsidiaries to Aprilia in accordance with the Share Purchase Agreement dated April 14, 2000, as modified and integrated by the Letter of Agreement of August 3, 2000. Total proceeds from the sale were Italian Lira 79,500 million. In accordance with the Share Purchase Agreement, Aprilia also paid Centerpoint Italian Lira 2,074 million for loans made by Centerpoint to the operating subsidiaries. In accordance with the Share Purchase Agreement, Italian Lira 9,375 million of the proceeds were placed into escrow for claims Aprilia may have regarding representations and warranties made by the Centerpoint in the Share Purchase Agreement. The funds from the escrow account were to be released to the Centerpoint in two payments: Italian Lira 7,000 million was to be released on September 8, 2001, and Italian Lira 2,375 million was to be released on September 8, 2007. As described below, on June 2001, Aprilia made claims against Centerpoint and obtained a payment of Italian Lira 7,611 million from the escrow accounts. Centerpoint is disputing the claims and started arbitration, as provided for in the Share Purchase Agreement.

Interests of Certain Persons in the Sale.

Certain of Moto Guzzi's directors and officers interest's with regard to the sale of Centerpoint were different from the interests of the other stockholders. They included:

o OAM and the Company were required to make loans to Centerpoint or to Centerpoint's subsidiaries to sustain the business. Most of these loans were converted into Series B preferred stock in February 2000. Also, OAM was required to guarantee a portion of Centerpoint's debt for Italian Lira 4 billion. The sale ended the requirement for OAM and the Company to make loans to Centerpoint and released OAM from a guarantee of Centerpoint's bank debt. One of Centerpoint's directors was a principal officer of the Company and two of Centerpoint's directors were directors of the Company.

o Certain of Centerpoint's officers and directors would continue to hold positions in the subsidiaries after the sale.

o In connection with the sale, Aprilia required the terminations of certain of Centerpoint's executives and further required that Centerpoint pay all costs of such terminations. Accordingly, Centerpoint agreed to pay severance to two of its directors and one of its former directors, Mark S. Hauser and Howard E. Chase, and to Emanuel Arbib, amounts of US$ 169,500, US$ 51,400 and US$ 37,900, respectively, in exchange for termination of their employment and consulting agreements with Centerpoint.

o The Company, OAM, Wheatley Partners, LP and Wheatley Foreign Investment, LP (each of which is an affiliate of Barry Fingerhut, a director of Centerpoint and a member of the special committee) and William Spier (a director of Centerpoint) all owned Centerpoint Series B preferred stock.

The disposal of the Moto Guzzi operations has been accounted for as a discontinued operation. See Note 3 to the financial statements for further details.

Centerpoint's Agreement with the Company to present a liquidation proposal to its stockholders following the Closing of the sale of its operations to Aprilia; Release of liquidation obligations in connection with the Bion transaction

The Share Purchase Agreement providing for the sale of Centerpoint's operating subsidiaries to Aprilia contained a condition that OAM (the holder of approximately 58% of the issued and outstanding shares of

Centerpoint's Class A common stock, and a subsidiary of the Company) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, Centerpoint agreed with OAM and the Company by letter dated April 14, 2000 as amended on June 8, 2000 to provide, among other things, that Centerpoint would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of Centerpoint's assets and dissolve itself. The date for proceeding to propose liquidation was subsequently extended to July 15, 2001.

In June 2001, with the consent of the Company, Centerpoint engaged the investment-banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives, including potential acquisitions and investments.

In December 2001, Centerpoint's Board of Directors met to evaluate the alternative strategies and investments available to it. Investec Ernst & Co. presented to the Centerpoint Board of Directors their conclusions on a number of potential investments. Subsequently, the Centerpoint Board of Directors resolved to enter into the Bion transaction described below. As part of such transaction, the Company and OAM released Centerpoint from its obligation to proceed to present a liquidation proposal to its stockholders.

Dispute with IMI Regarding its Fee

IMI, Centerpoint's investment adviser in connection with the sale of Moto Guzzi, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of Centerpoint, IMI was paid Italian Lira 11,401 million, for fees and expenses claimed by IMI under its engagement letter with the Company and OAM. IMI also paid Studio Carnelutti, Centerpoint's Italian legal counsel, Italian Lira 505 million with the remaining proceeds of Italian Lira 60,293 million paid to Centerpoint. Since early July 2000, the Company and Centerpoint have disputed IMI's interpretation of the calculation of the fee under its engagement letter. The dispute relates to the respective interpretations of the Company, Centerpoint and IMI of the term "Total Transaction Value" used in the engagement letter. Since that time, the Company sought to negotiate with IMI concerning its fee. IMI refused to engage in negotiations and did not present any calculation of the fee to the Company or Centerpoint prior to the closing. After the closing and actual payment to IMI of the alleged fee, IMI presented a calculation and an invoice to Centerpoint for fees and expenses alleged by IMI due under the engagement letter in the amount of Italian Lira 11,401 million. In addition to disputing the amount of the fee paid to IMI, the Company and Centerpoint believe that IMI had no right to deduct the fee from the sale proceeds, as Centerpoint was not a party to the engagement letter, and did not consent to any such deduction. On February 11, 2002 Centerpoint brought a suit against IMI before the Civil Section of the Court of Milan, Italy seeking reimbursement of Italian Lira 8,766 million (approximately US$ 4,253,000) of the Italian Lira 11,401 million (US$ 5,532,000) paid to IMI at the closing. At the first hearing with respect to the claims, on July 2, 2002, IMI's legal counsel filed a Defense Pleading requesting among other things, the rejection of the claims, and the joining of the Company as a party to the litigation. A hearing with respect to the case was held on November 15, 2002, at which time the judge determined that the parties were not amenable to settling the litigation. A further hearing was held on February 6, 2003, at which time the judge fixed May 2, 2003 as the deadline for each party to file a pleading summarizing the such party's requests for evidences, set June 2, 2003 as the date for each party to respond to the other party's pleading, and set October 14, 2003 as the trial date for a decision on the case.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration

Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Centerpoint's operating subsidiaries, Italian Lira 9,375 million of the proceeds of the sale were placed into escrow.

By letter dated December 21, 2000, legal counsel for Aprilia filed a claim against Centerpoint under the Share Purchase Agreement alleging (i) that it had failed to receive a resignation and release from Mr. Roeth, an executive and director of MGI Motorcycle GmbH, and (ii) that the campaign recall with respect to certain Moto Guzzi motorcycles was more serious than that forecasted in the Management Date Financial Statements and August 3, 2000 letter. By letter dated February 5, 2001, Centerpoint's legal counsel responded to the December 21, 2000 letter specifically denying the alleged claims and requesting that the parties meet to negotiate a release of the escrow funds, as provided for in the August 3, 2000 letter.

In June 2001 Aprilia's legal counsel sent a letter to Centerpoint, which reiterated the claims in its December 21, 2000 letter, and alleged the following: (i) that the cost of the recall campaign was estimated by Aprilia to be approximately Italian Lira 4,500 million, which exceeded the Management Date Financial Statement amount with respect to the recall campaign by Italian Lira 2,676 million, (ii) that technical problems related to various motorcycles were likely to cost Aprilia approximately Italian Lira 5,308 million, and that such technical problems had not been disclosed to Aprilia in connection with the sale of the Moto Guzzi operations to Aprilia, and that Aprilia was entitled to reimbursement of such costs, (iii) reimbursement of Italian Lira 148.5 million incurred by Aprilia in connection with the termination of Mr. Roth, an executive of MGI GmbH, (iv) reimbursement of Italian Lira 378 million in respect of unjustified credit notes issued by MGI GmbH in favor of dealers and distributors, and (v) that unspecified breaches of accounting principles by Moto Guzzi North America entitled it to claims against Centerpoint in the amount of Italian Lira 1,100 million (collectively with (i), (ii), (iii) and (iv), the "Alleged Claims").

On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Italian Lira 7,611 million for the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint's contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Italian Lira 7,611 million from the escrow account to Aprilia.

Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, Centerpoint filed a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration. The International Chamber of Commerce was notified regarding the Alleged Claims and the payment by IMI, Centerpoint's investment adviser, and requested restitution of the funds paid to Aprilia. The Arbitration committee was constituted on November 16, 2001, and the Company expects a decision with respect to the Arbitration will be rendered some time in the second half of 2003.

Disposal of steel tube operations

In July 2000, the Company disposed of LITA to Fintrebi S.r.l. and Mittel Generale Investimenti S.p.A., companies unaffiliated with the Company, for a total consideration of Italian Lira 1,800 million. Immediately prior to the sale, with the agreement of the purchasers, LITA paid a dividend to the Company of Italian Lira 670 million. The Company received Italian Lira 800 million in cash at the closing and received the balance of Italian Lira 1,000 million in July 2001, less warranty claims made by the buyer in the amount of Italian Lira 160 million. In connection with the disposal, the Company obtained a first call bank guarantee for Italian Lira 1,000 million through December 31, 2003 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company. LITA has been accounted for as a discontinued operation. See Note 4 to the financial statements.

Loan by Centerpoint to the Company; Early payment of the Company's 5% Convertible Debentures due in December 2001

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into a loan agreement (the "Centerpoint Loan Agreement") wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company US$ 4,200,000 (the "Centerpoint Loan"). On June 13, 2001 Centerpoint made the Centerpoint Loan and the Company issued Centerpoint the Company's Promissory Note. On June 15, 2001 the Company paid the holders of US$ 6,000,000 of the Debentures US$ 4,207,500 in cash, which the Debenture holders accepted as payment in full (including past due interest). This was approximately a 29.3% discount from their face value, and a 31.5% discount on the total amount owed. In July 2001, Emanuel Arbib, the holder of the remaining US$ 250,000 of the Debentures accepted US$ 218,750, a 14.4% discount from its face value, as payment in full on such Debentures.

The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on June 13, 2003 and was secured by the 300,000 shares of Centerpoint common stock then owned by the Company. The Loan Agreement also provided that the Centerpoint Loan was to be secured by 1,200,000 of the shares of Centerpoint common stock owned by OAM and provided that OAM was to enter into a Limited Recourse Guaranty Agreement wherein it was to guarantee the Company's obligations under the Centerpoint Loan Agreement. OAM's liability under the Limited Recourse Guaranty would have been limited to the value of the Centerpoint shares to be pledged by OAM. OAM's pledge of the 1,200,000 shares of Centerpoint common stock and the Limited Recourse Guaranty Agreement were never, in fact, executed.

On January 15, 2002, Centerpoint assigned the Company's Promissory Note and rights under the Centerpoint Loan Agreement to Bion as partial consideration for the purchase of the Bion shares. S hortly thereafter, Bion assigned the Company's Promissory Note and rights under the Centerpoint Loan Agreement to OAM as partial consideration for the Centerpoint shares acquired from OAM.

Settlement of Wilson Litigation

On December 19, 2000, a Settlement Agreement and Release was executed by and between plaintiffs, the Company and I.T.E. Imperial Corporation and Gould Electronics, Inc., the co-defendants in the Wilson Litigation. The Company and Gould each agreed to pay 50% of the US$ 2,050,000 settlement, subject to resolution of certain issues between them. The remaining issue, the Company's claim against Gould for indemnification, was litigated on February 16, 2001, and on June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US$ 1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. On June 27, 2001, the Company's legal counsel advised counsel to Travelers of the judgment and formally tendered to Travelers responsibility for deciding whether any post-trial motions and/or notice of appeal should be filed. On June 29, 2001 legal counsel for Travelers responded that Travelers refused to take any position on the issues. The appeal period for the judgment expired on July 15, 2001, and the judgment became due and payable to Gould on that date. Given the status of these legal actions, the Company has recorded additional provisions of Italian Lira 2,970 million and the full amount of the US$ 2,050,000 payable by the Company was accrued at December 31, 1999. The Company satisfied the Gould judgment in full in 2002.

In January, 2002, the judge in the Company's litigation against Travelers resulting from the Wilson litigation determined that Travelers was liable to the Company for US$ 1,000,000, plus Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of US$ 1,822,979. Travelers has appealed the judgment and a final decision is expected to be rendered in 2003.

Purchase of minority interests in OAM S.p.A. from Daimler Chrysler

In September 2000, the Company agreed to purchase the outstanding 15.65% minority interest in OAM held by Daimler Chrysler Corporation for US$ 2,500,000. The purchase price of US$ 2,500,000 was at a discount to the net asset value of the minority interest. The sale of the minority interests closed in March 2001.

The Bion transaction: Centerpoint Acquisition of Bion Shares; OAM Sale of Centerpoint Shares to Bion

o In June 2001, with the consent of the Company, Centerpoint engaged the investment-banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives. From September 2000 through December 2001, with the knowledge and consent of the Company, Centerpoint examined opportunities to acquire or merge with another operating business or businesses, as an alternative to liquidation.

o In December 2001, Centerpoint's Board of Directors met to evaluate the alternative strategies and investments available to it. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Centerpoint Board of Directors their conclusions on a number of potential investments. After review of the possible investments, the Centerpoint Board of Directors resolved to approve the acquisition of 19,000,000 shares of Bion for a total consideration of US$ 14,250,000 (the "Bion Investment"), subject to receipt of a fairness opinion from a financial firm acceptable to the Centerpoint Board of Directors, receipt of advice from the Centerpoint's counsel concerning legal due diligence and determination by the Centerpoint Board of Directors that the results of legal due diligence did not affect their determination that the investment was in the best interests of Centerpoint. Centerpoint duly received a fairness opinion from Joseph Stevens & Company, Inc., an advice from counsel concerning the results of legal due diligence, and in a Board of Directors meeting in late December approved and confirmed the Bion Investment.

o In early January 2002 the Board of Directors of OAM, a subsidiary of the Company and the majority stockholder of Centerpoint, met and approved the sale of 3,459,997 shares of common stock, or 100% of OAM's investment in Centerpoint, to Bion pursuant to a Stock Purchase Agreement dated as of January 15, 2002, for the following consideration (the "Sale of the Centerpoint Shares"): (i) 1,000,000 restricted shares of Bion Common Stock, (ii) a warrant to purchase 1,000,000 shares of Bion Common Stock for a purchase price of US$ 0.90 per share, (iii) US$ 3,700,000 in cash,
      (iv) the assignment to OAM of the Company's US$ 4.2 million Promissory Note, and the principal and interest payable there under, (v) assignment of 65% of that certain litigation claim of Centerpoint against IMI, (vi) assignment of 65% of Centerpoint's claims against Aprilia, S.p.A. and eventual rights to balances in Escrow, and (vii) assignment of the Loan Agreement dated June 13, 2001 by and between the Company and Centerpoint.

o In connection with the assignment of the claims against IMI, Aprilia and residual claims against amounts in Escrow following the sale of Centerpoint to Aprilia, OAM agreed that it will continue to administer any litigation related to, settlement of, or other resolution of such claims, to the best of its ability, on behalf of both OAM and Centerpoint as Centerpoint's duly authorized agent.

o In connection with the Bion Investment, Centerpoint also approved the Sale of the Centerpoint Shares and the Company and OAM waived their rights to cause Centerpoint to proceed with liquidation and released Centerpoint from such obligations.

o On January 15, 2002, Centerpoint closed on its purchase of 19,000,000 shares of the restricted stock of Bion (the "Bion Shares"), for an aggregate consideration of US$ 14,250,000 comprised of the following: (i) approximately US$ 8,500,000 in cash, (ii) assignment of the Company's US$
      4.2 million Promissory Note, (iii) assignment of 65% of the Claims Against IMI, (iv) assignment of 65% of the Claims with Respect to the Escrow Account, and (v) and assignment of that certain Loan Agreement dated June 13, 2001 by and between the Company and Centerpoint.

o Immediately upon the consummation of the Bion Investment, OAM and Bion closed on the Sale of the Centerpoint Shares.

o Under the Subscription Agreement relating to Bion Investment and related Registration Rights Agreement, Bion agreed among other things (i) to file with the SEC a Registration Statement with respect to the Bion Shares (the "Bion Registration Statement"), as soon as practicable, and within 90 days of the Centerpoint's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause the Bion Registration Statement to be declared effective as soon as practicable thereafter, (ii) to use its best efforts to cause the Bion Shares to be distributed to the Centerpoint's common stockholders in a tax efficient manner in accordance with applicable law, and (iii) to use its best efforts to hold an Annual Meeting of Bion Shareholders during 2002, in accordance with its by-laws and applicable law.

o In July 2002, Bion affected a 10-for-1 reverse stock split with respect to its common stock. As a result, the Company currently owns 100,000 shares of Bion common stock, and has warrants to purchase 100,000 shares of Bion common stock for a price of US$ 9.00 per share.

o On August 12, 2002 Bion filed an amendment to a previously filed Bion Registration Statement to include the 100,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock owned by OAM. On September 20, 2002 the SEC gave Bion comments on the Bion Registration Statement and on October 17, 2002 Bion filed an additional amendment to the Bion Registration Statement.

o Bion's business is described in its Form 10-K (as amended) for the fiscal year ended June 30, 2002 as filed with the SEC, and in other documents filed by Bion with the SEC. Bion's business and its continuation of operations are subject to substantial risk factors, including those set forth in the Bion Registration Statement on Form S-2 as filed with the SEC on August 12, 2002 and as amended.

o On February 20, 2003, Bion filed a Form 8-K with the SEC stating among other things, that (i) it had informed its employees that it does not have funds to pay its employees beyond February 15, 2003, (ii) although Bion was seeking outside sources of capital, it had not been able to secure financing necessary for its current and future operations, (iii) there could be no assurance that sufficient funds would be available from external sources, and (iv) it would be forced to substantially curtail or cease its current business activities unless it is able to immediately raise capital from outside sources.

Settlement of Rawlings litigation

On February 11, 2002 the Company entered into a settlement agreement with Rawling Sporting Goods Company with respect to the Rawlings litigation. Under the settlement agreement the Company agreed to transfer 160,000 shares of Centerpoint Common Stock owned by it to Rawlings. The Company and Rawlings agreed to voluntarily dismiss the Rawlings litigation and to release each other from all claims relating to the litigation, subject to the transfer of the shares. The Centerpoint shares were transferred to Rawlings in May 2002, and the claims against the Company have been dismissed with prejudice.

Investment Company Act Matters

Currently it is anticipated that the Company will either seek a suitable business to acquire or merge with or invest in or proceed to present a liquidation proposal to its stockholders. The complexity of the Company's corporate structure, and the continuing effects of past acquisitions, dispositions and restructuring, and related tax effects complicate any liquidation of the Company.

As the Company no longer has any operating subsidiaries, if the Company is unable to find a suitable business to acquire or merge with and the Company fails to proceed to initiate the liquidation process within a reasonable time following any determination to not proceed with an acquisition of or merger with an operating company then the Company may become required to register as an investment company under the Investment Company Act of 1940. There are severe limits on what a company registered under the Investment Company Act can do, including a prohibition against its borrowing and strict limitations upon dealings between the company and significant stockholders.

Item 2. Properties

The following facilities were in 2000 leased or owned by the Company in the active conduct of its business:

(a) 1,700 square feet of office space at Two Worlds Fair Drive, Franklin Township, Somerset, NJ 08873, in which are located the United States administrative office, and which was occupied under a lease expiring in 2001, at a monthly rental of approximately US$ 2,200. This lease was terminated in June 2000.

(b) Factory and office facilities owned and located in Mandello del Lario, Italy in a group of one, two and three story buildings aggregating 54,550 square meters, previously used by Moto Guzzi. This facility was disposed of in September 2000 as part of the disposal of the Moto Guzzi operations.

(c) Moto Guzzi's parts distribution facility is located at a 3,683 square meter facility in Modena, Italy, under a lease expiring in 2002. This facility was disposed of in September 2000 as part of the disposal of the Moto Guzzi operations.

(d) Offices aggregating 480 square meters in Milan, Italy, are leased from an entity affiliated with Francesco Pugno Vanoni, the former Chairman of the Board of Directors of the Company, and his brother, at a cost of Italian Lira 161 million in 1998 under a lease expiring on August 31, 2000. The rental is believed to be comparable to rents paid for similar facilities elsewhere in Milan. From August 2000, the Company renewed this lease for a part of the offices for a total of 100 square meters for a rental of Italian Lira 38 million annually through July 2002. The lease was renewed in July 2002 for an additional 2 years.

(e) Factory and related commercial facility aggregating approximately 10,000 square meters in Torino, Italy leased by LITA, at an annual rental of Italian Lira 540 million in 1999 and used at approximately 80% of production capacity, based on equipment in place. This facility was disposed of in July 2000 as part of the disposal of the LITA operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are involved in litigation in the normal course of business. Except as follows, management does not believe that an adverse result in any such action would have a material adverse effect on the Company.

In August 1998, an action entitled "Rawlings Sporting Goods Co., Inc. v. Trident Rowan Group, Inc. et al.," was filed in the United States District Court for the Northern District of New York by the owner of property located in Salisbury, New York, seeking to hold the Company liable for costs that the owner (Rawlings Sporting Goods Co.) has allegedly incurred in response to the release or threatened release of allegedly hazardous substances on land allegedly owned by the Company between 1948 and 1970, and used by a third party. In an amended complaint served in December 2000, the plaintiff for the first time further alleged that the Company still owns a portion of the allegedly contaminated land. The action sought restitution of costs incurred by the plaintiff in responding to the release or threatened release of such substances at the property, in an amount in excess of US$ 1.7 million.

On February 11, 2002 the Company entered into a settlement agreement with Rawlings with respect to the litigation. Under the settlement agreement the Company agreed to transfer 160,000 shares of Centerpoint Common Stock owned by it to Rawlings and the Company and Rawlings agreed to voluntarily dismiss the Rawlings litigation and to release each other from all claims relating to the litigation, subject to the transfer of the shares. The Centerpoint shares were transferred to Rawlings in May 2002 and the claims against the Company have been dismissed with prejudice.

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

In 1998, approximately one year after onset of the litigation, the Company's insurer notified the Company that it was disclaiming coverage and defense of the suit. The Company then retained new counsel to defend it in the action.

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

Pursuant to the May 2001 judgment, on June 11, 2001 legal counsel for the Company submitted to the Court a proposed form of judgment requiring Travelers to (i) pay the Company, US$ 2,050,000, plus interest attributable to the sums the Company has and will have to spend in settlement of the Wilson Litigation,
(ii) US$ 764,045 plus interest representing costs and attorneys fees incurred in defending the Wilson Litigation, and (iii) US$ 78,975, plus interest, representing costs and attorneys fees incurred by the Company in prosecuting its claims against Travelers.

On June 11, 2001 Travelers filed with the Court a Motion for Reconsideration of Order or in the Alternative For Resolution of Certain Undecided Issues, seeking reconsideration of the judgment, or in the alternative asking the Court to confirm that Travelers liability is limited to US$ 1,000,000 and that Travelers is entitled to charge the Company a reasonable premium for the liability coverage. In July 2001, legal counsel for the Company filed a motion with the Court responding to Travelers' motion.

On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US$ 1,025,000 plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. On June 27, 2001, the Company's legal counsel advised counsel to Travelers of the judgment and formally tendered to Travelers responsibility for deciding whether any post-trial motions and/or notice of appeal should be filed. On June 29, 2001 legal counsel for Travelers responded that Travelers refused to take any position on the issues. The appeal period for the judgment expired on July 15, 2001, and the judgment became due and payable to Gould on that date. The Company satisfied this judgment in full earlier this year.

In January, 2002, the judge in the Company's litigation against Travelers arising out of the Wilson litigation determined that Travelers was liable to the Company for US$ 1,000,000, plus the Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of US$ 1,822,979. Travelers has appealed the judgment and a final decision is expected to be rendered in 2003.

Item 4. Submission of Matters to Vote of Security Holders

During the year ended December 31, 2000, the Company did not hold a stockholders meeting or submit any matter to the vote of its stockholders.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

From August 22, 1996 until June 5, 1997, the Company's Common Stock traded on the NASDAQ Small Cap Market under the symbol TRGI. The reported prices represent inter-dealer prices, which do not include retail mark-ups, markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions. From June 5, 1997 until March 17, 1999, the common stock and the newly issued warrants traded on the NASDAQ National Market. Since March 18, 1999, the common stock and warrants have been quoted in the Over-The-Counter market Bulletin Board. Except as described below, all warrants expired in June 2002.

                                  Common Stock

                                                     Bid Prices
                                             --------------------------
                                             High Bid           Low Bid
                                             --------           -------
          1997      1st Quarter               9-1/2             7-3/8
                    2nd Quarter               8-1/2             4-7/8
                    3rd Quarter               7-1/4             4-1/8
                    4th Quarter               7-1/8             4-15/16
          1998      1st Quarter               6-3/4             3-9/16
                    2nd Quarter               7-1/2             5
                    3rd Quarter               6-9/16            4
                    4th Quarter               5-7/16            3
          1999      1st Quarter               7                 4 1/8
                    2nd Quarter               6-7/16            4-5/8
                    3rd Quarter               5                 1-15/16
                    4th Quarter               4-1/4             1-1/8
          2000      1st Quarter               3.88              2.88
                    2nd Quarter               4.25              1.75
                    3rd Quarter               2.00              0.50
                    4th Quarter               1.16              0.41
          2001      1st Quarter               1.02              0.75
                    2nd Quarter               1.00              0.85
                    3rd Quarter               1.10              0.98
                    4th Quarter               1.30              1.01
          2002      1st Quarter               1.50              1.15
                    2nd Quarter               1.18              0.75
                    3rd Quarter               0.60              0.45
                    4th Quarter               0.47              0.20

                                    Warrants

                                                     Bid Prices
                                             --------------------------
                                             High Bid           Low Bid
                                             --------           -------
          1997      2nd Quarter from
                    June 5                    1-1/8              3/8
                    3rd Quarter               1-7/16             11/32
                    4th Quarter               1-3/8              3/4
          1998      1st Quarter               1                  7/16
                    2nd Quarter               1-7/16             3/4
                    3rd Quarter               15/16              3/8
                    4th Quarter               27/32              3/16
          1999      1st Quarter               1-1/16             9/16
                    2nd Quarter               13/16              7/16
                    3rd Quarter               15/32              7/32
                    4th Quarter               1-1/4              1/16
          2000      1st Quarter               6/16               3/32

In February 2000, in connection with the proposed upcoming auction of Moto Guzzi, the Company extended the expiration date of certain warrants issued by the Company to the following persons and entities from June 2002 to June 2007 and reduced the exercise price of the warrants to US$ 3.50 per share, the then current market price of the Company's Common Stock, as follows:

                                                                        Original Exercise    New Exercise
      Name                                            Warrants          Price                Price
      ----------------------------------------        --------          -----------------    ------------
      Mark S. Hauser                                  152,185           $5.50                $3.50
      Azzurra (Affiliate of Mark Hauser)              250,000           $5.50                $3.50
      Simtov, LDC (Affiliate of Emanuel Arbib)         99,212           $5.50                $3.50
      Gianni Bulgari                                  190,534           $5.50                $3.50

As of July 15, 2003 there were approximately 1,000 holders of record of the Company's common stock.

DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock for the foreseeable future, except in the case that the Company is liquidated.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Company's audited financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such financial statements, including the notes thereto, included elsewhere in this Form 10-K.

                                                                             Year ended December 31,
                                             ------------------------------------------------------------------------------------
                                                 2000          2000         1999            1998           1997           1996
      Income Statement Data                  (000s) (a)     (000,000s)   (000,000s)      (000,000s)     (000,000s)     (000,000s)
                                             ----------     ----------   ----------      ----------     ----------     ----------
      Net Sales ..........................    $     --       Lira  --    Lira  1,987    Lira  3,775    Lira  2,535    Lira  2,757
      Loss from continuing operations ....      (3,468)        (7,149)        (6,610)        (6,112)       (13,525)       (12,439)
      Net profit/loss ....................      12,963         26,721          2,485        (25,019)       (22,477)       (15,001)
      Cash dividends per common share ....          --             --             --             --             --             --
      Balance Sheet Data
      Total assets .......................      24,313         50,117         23,706         23,938         55,089         79,877
      Long-term debt net of current
      portion ............................                         --         12,634          1,271          2,316         10,839
      Earnings (Loss) per share (b)
      Continuing operations ..............       (0.85)        (1,757)        (1,544)        (1,333)        (2,941)        (2,710)
      Discontinued operations ............        4.04          8,323(c)       2,125(d)      (4,124)        (1,945)          (559)

Figures for 1996 through 1999 have been restated to reflect the discontinuance of the Moto Guzzi and LITA businesses.

(a)   Converted solely for the convenience of the reader at Italian Lira 2,061:
      US$ 1.00, the approximate rate as at December 31, 2000.

(b) As the company had losses from continuing operations in each of the years 1996 through 2000, all options, warrants and other dilutive instruments were antidilutive for each of the years above.

(c) Includes Italian Lira 56,439 million gain on disposal of the Moto Guzzi business, before minority interests of Italian Lira 18,796 million.

(d) Includes Italian Lira 21,679 million gain, net of minority interest of Italian Lire 4,158 million, relating to the merger of the discontinued Moto Guzzi business with North Atlantic Acquisition Corp.

Exchange Rates

Since all of the production, and much of the sales, of the Company occurred in Italy, the Company's primary financial statements are reported in Italian Lira, the functional currency of the Company as defined by generally accepted accounting principles in the United States of America. The U.S. dollar translations are provided solely for the reader's convenience and have been made at the approximate rate of 2,061 Lira to the dollar as of December 31, 2000. In no means is this intended to replicate or approximate the effects of Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation," as the translations contained within are only at the aforementioned exchange rate.

Prior to September 1992, the Bank of Italy maintained the value of the Italian Lira within the narrow band contemplated by the Exchange Rate Mechanism (the "ERM") of the European Monetary System (the "EMS"). On September 17, 1992, in response to strong downward pressure on the exchange rate of the Italian Lira against other EMS currencies that continued despite intervention by the Bank of Italy and the central banks of other nations participating in the EMS, the Italian government, in consultation with the Bank of Italy, suspended the Italian Lira from the ERM. Following this suspension, the value of the Italian Lira immediately declined by approximately 20% against the main EMS currencies with similar consequent depreciation against the U.S. dollar. The Lira was readmitted into the ERM on November 25, 1996. On January 1, 1999, Italy participated as one of the 11 European countries in a European common currency, the Euro.

The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in Italian Lira per U.S. dollar (rounded to the nearest Italian Lira):

        Calendar Year     High       Low        Average      End of Period
        -------------     ----       ---        -------      -------------

        2001              2,313      2,031      2,164        2.174
        2000              2,340      1,874      2,103        2,061
        1999              1,933      1,631      1,819        1,924
        1998              1,823      1,590      1,733        1,656
        1997              1,837      1,520      1,703        1,768
        1996              1,606      1,499      1,542        1,522
        1995              1,767      1,565      1,626        1,588

The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in Euro per U.S. dollar since the Italian Lira to Euro exchange rate was fixed at 1,936.27 from January 1, 2000.

        Calendar Year     High       Low        Average       End of Period
        -------------     ----       ---        -------       -------------

        2002              1.16       0.95       1.06          0.95
        2001              1.19       1.05       1.12          1.12
        2000              1.21       0.97       1.09          1.06

Fluctuations in the exchange rates between the Lira to Euro and the U.S. dollar affect the U.S. dollar equivalents of the Company's reported revenues and earnings. The Company, which no longer has any operations, does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Portions of the discussion and analysis below contain certain "forward looking" statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, lack of adequate capital to continue operations, changes in currency exchange rates, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

General

In calendar year 2000, the Company disposed of two of its industry segments with the sale of its motorcycle and steel tube operations, as discussed in Item 1. These have been accounted for as discontinued operations and the results of operations for prior years have been restated to reflect the discontinuance.

Year ended December 31, 2000 compared to Year ended December 31, 1999

                                                             Dec. 31,      Dec. 31,
                                                               2000          1999
                                                            (000,000s     (000,000s
                                                               Lira).        Lira).
Net sales                                                        --           1,987            100.0%
Cost of sales                                                    --          (1,055)           (53.1%)
                                                             ------         -------
                                                                 --             932             46.9%
Selling, general and administrative expenses                 (4,529)         (5,829)          (293.4%)
Impairment expense                                              (90)           (900)           (45.3%)
                                                             ------         -------
Operating loss                                               (4,619)         (5,797)          (291.8%)
Interest expense                                             (1,197)           (589)           (29.6%)
Interest income                                                 988           1,178             59.3%
Amortization of premium for redemption of
Subsidiary preferred stock                                   (2,731)             --
Subsidiary preferred stock dividends                           (639)
Other income, net                                               108          (1,245)           (62.7%)
                                                             ------         -------
Loss from continuing operations before Income
taxes and minority interests                                 (8,090)         (6,453)          (324.8%)
Income taxes                                                    (38)            (88)            (4.4%)
Minority interest                                               979             (69)            (3.5%)
                                                             ------         -------
Profit/(loss) from continuing operations                     (7,149)         (6,610)          (332.7%)

Discontinued operations:                                     33,870           9,095            457.7%
    Gain on disposal of motorcycle operations                37,643              --
   Losses of motorcycle segment after income
    taxes of Lira 514 and Lira 88                            (4,378)        (12,973)          (652.9%)
   Gain on merger of discontinued motorcycle
    subsidiary                                                   --          21,679          1,091.0%
   Profit of steel tube segment after income
    taxes of Lira and Lira 164                                  605             634             31.9%
   Accrual for loss on disposal of steel tube
     Segment                                                     --            (245)           (12.3%)

                                                             ------         -------
Net profit/(loss)                                            26,721           2,485            125.1%
                                                             ------         -------

Net sales in 1999 represented sales of the Company's temporary management services subsidiary, TIM disposed of at the start of 2000. Net sales in 1999 included sales to the steel tube operations of Italian Lira 389 million in respect of performance based fees for TIM's management intervention.

The reduction of Italian Lira 1,300 million or 22.3% in selling general and administrative expenses in 2000 compared to 1999 reflects the disposal of the Company's temporary management services subsidiary and cost reductions implemented by the Company, offset by increased legal expenses in connection with the various claims and litigation described in Item 1 and 3 and the effects of the Lira to U.S. dollar exchange rate.

The Company's cost saving program was hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes, the complexity of the disposal programs in 2000 and 1999 and corporate restructuring programs. In 1999, corporate salaries included Italian Lira 481 million (US$ 250,000) in respect of the issuance of a US$ 250,000 5% Debenture to Emanuel Arbib, a director of the Company in respect of his efforts in raising US$ 6 million from the issuance of the 5% Debentures to third parties.

Cost savings achieved in 2000 were partially offset by the average $US dollar-to-Lira exchange rate that was 15.6% higher in 2000 compared to 1999. This had a significant impact as approximately 79% of selling, general and administrative expenses were incurred in U.S. Dollars.

Significant elements of selling, general and administrative costs are as follows:

                                                       Dec. 31        Dec. 31
                                                         2000          1999
                                                       000,000s)     (000,000s
                                                         Lira)         Lira)
         Corporate salaries                              1,340         1,421
         Legal costs                                     1,198           938
         Other costs                                     1,991         2,570
         Temporary management services subsidiary           --           900
                                                         -------------------
                                                         4,529         5,829
                                                         ===================

Other costs include rent and office expenses for the Company's offices in New Jersey (closed in June 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

In 2000, impairment costs of Italian Lira 90 million reflect the write-off of residual amounts of goodwill. Impairment expense in 1999 reflects Italian Lira 500 million in respect of the December 1999 disposal of land in Sardinia and Italian Lira 400 million impairment of trademarks and other intangibles of TIM, to reflect the 2000 terms of sale of this subsidiary.

Interest expense in 2000 principally reflects interest on the Company's US$ 6.25 million 5% debentures issued in December 1999. Interest expense in 1999 principally reflects interest on residual Italian loans dating from when OAM was operative (prior to 1993) and interest on bridge financing provided in October 1998 by Tamarix and Mr. Giovanni Bulgari repaid in November and May 1999 respectively. Final installments on the OAM loans were paid in 2001.

Interest income in 2000 is principally in respect of interest earned on the proceeds received from the sale of Moto Guzzi and Italian Lira 306 million receivable by OAM for the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions to the disposed motorcycle operations plus interest on other cash balances and tax receivables. The principal elements of interest income in 1999 were Italian Lira 916 million receivable by OAM for the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions to the disposed motorcycle operations, Italian Lira 176 million other interest paid to OAM by the disposed motorcycle operations and, for the balance, interest receivable on cash balances and tax receivables.

In 2000, the Company recorded a charge of Italian Lira 3,062 million of amortization for the premium on redemption of Series B Preferred Stock of Centerpoint. Such charge largely relates to exchange differences as the Series B Preferred Stock was denominated in U.S. dollars. The Company also incurred Italian Lira 639 million of financing costs in the form of preferred stock dividends payable to external holders of the Series B Preferred Stock.

Significant elements of other income, net were as follows:

                                                     Dec. 31    Dec. 31
                                                       2000       1999
                                                    (000,000s  (000,000s
                                                       Lira)      Lira)
         Foreign exchange                                 4         (2)
         Release of reserves for claims                  --      1,009
         Additional reserve for U.S. litigation          --     (2,970)
         Rental income                                   --         80

         Other                                          104        638
                                                       ---------------
         Other income/(expense), net                    108     (1,245)
                                                       ===============

An additional reserve for U.S. litigation was made in 1999 in light of preliminary judgments. Release of reserves for claims in 1999 principally related to reserves made for companies disposed in the early 1990's based on final settlements of claims deriving from such disposals.

As a result of the above items, losses from continuing operations increased to Italian Lira 7.1 billion from Italian Lira 6.6 billion in 1999.

Losses from the discontinued motorcycle operations decreased to Italian Lira 4.4 billion in 2000 compared to Italian Lira 13.0 billion in 1999 as 2000 represents 6 months of operations until disposal while 1999 represented a full 12 months. The Company recorded a gain of Italian Lira 56.4 billion before minority interests of Italian Lira 18.8 billion on disposal of the motorcycle operations in 2000. In 1999, the merger of the motorcycle operations with and into North Atlantic Acquisition Corp. generated a gain of Italian Lira 25.8 billion before minority interests of Italian Lira 4.2 billion.

Year ended December 31, 1999 compared to Year ended December 31, 1998

                                                      Dec. 31,     Dec. 31,
                                                       1999          1998
                                                     (000,000s    (000,000s
                                                       Lira)        Lira)
Net sales                                               1,987       100.0%       3,775       100.0%
Cost of sales                                          (1,055)      (53.1%)     (2,447)      (64.8%)
                                                      -------                  -------
                                                          932        46.9%       1,328        35.2%
Selling, general and administrative expenses           (5,829)     (293.4%)     (6,303)     (167.0%)
Impairment expense                                       (900)      (45.3%)     (2,688)      (71.2%)
Operating loss                                         (5,797)     (291.8%)     (7,663)     (203.0%)
Interest expense                                         (589)      (29.8%)       (761)      (20.2%)
Interest income                                         1,178        59.3%       1,554        41.2%
Other income, net                                      (1,245)      (62.7%)        546        14.5%
                                                      -------                  -------
Loss from continuing operations before Income
taxes and minority interests                           (6,453)     (324.8%)     (6,324)     (167.5%)
Income taxes                                              (88)       (4.4%)       (161)       (4.3%)
Minority interest                                         (69)       (3.5%)        373         9.9%
                                                      -------                  -------
Profit/(loss) from continuing operations               (6,610)     (332.7%)     (6,112)     (161.9%)
Discontinued operations:                                9,095       457.7%     (18,907)     (500.8%)
   Losses of motorcycle segment after income
    taxes of Lira 88 and Lira 519                     (12,973)     (652.9%)    (19,267)     (510.4%)
   Gain on merger of motorcycle subsidiary             21,679      1091.0%          --
   Profit of steel tube segment after income
    taxes of Lira 164 and Lira 0                          634        31.9%         360        9.54%
   Provision for loss on disposal of steel tube
     segment                                             (245)      (12.3%)         --

                                                      -------                  -------
Net profit/(loss)                                       2,485       125.1%     (25,019)     (662.75%)
                                                      -------                  -------

Net sales principally represent sales of the Company's temporary management services subsidiary, TIM. Net sales in 1999 include sales to the steel tube operations of Italian Lira 389 million in respect of performance based fees for TIM's management intervention and Italian Lira 287 million in 1998 in respect of a TIM manager who supervised the steel tube operations. The decrease in sales in 1999 compared to 1998 principally results from fact that 1998 includes a significant intervention by TIM on behalf of a Swiss client in connection with its acquisition of a business in Italy.

Gross margins increase as a percentage of net sales in 1999 compared to 1998 due to the significant effect of the Italian Lira 389 million performance based fee charged by TIM to the steel tube operations.

The reduction of Italian Lira 474 million or 7.5% in selling general and administrative expenses in 1999 compared to 1998 reflects cost reductions implemented by the Company. The cost saving program was hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes, the complexity of the disposal programs in 1999 and 1998 and corporate restructuring programs. Further, in 1999, corporate salaries included an amount of Italian Lira 481 million (US$ 250,000) for of the issuance of a US$ 250,000 5% Debenture to Emanuel Arbib, a director of the Company in respect of his efforts in raising US$ 6 million from the issuance of the 5% Debentures to third parties. Cost savings achieved were also partially offset by the average U.S. dollar-to-Italian Lira exchange rate, which was 5% higher in 1999 compared to 1998. Higher legal costs were incurred in 1999 compared to 1998 principally in connection with the U.S. litigation described in Item 3. Significant elements of selling, general and administrative costs are as follows:

                                                      Dec. 31   Dec. 31
                                                       1999       1998
                                                    (000,000s   (000,000s
                                                       Lira)      Lira)
         Corporate salaries                            1,421      1,157
         Legal costs                                     938        547
         Other costs                                   2,570      3,208
         Temporary management services subsidiary        900      1,391
                                                       ----------------
                                                       5,829      6,303
                                                       ================

Other costs include rent and office expenses for the Company's offices in New Jersey (closed in 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

Impairment expense in 1999 reflects Italian Lira 500 million in respect of the December 1999 disposal of land in Sardinia and Italian Lira 400 million impairment of trademarks and other intangibles of TIM, to reflect the 2000 terms of sale of this subsidiary. In 1998, impairment expense reflected reserves made for the Company's concession rights over parking spaces in Genoa in the light of negotiations for their disposal, completed in 1999.

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

The principal elements of interest income in 1999 are Italian Lira 916 million receivable by OAM in respect of the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions of the disposed motorcycle operations, Italian Lira 176 million other interest paid to OAM by the disposed motorcycle operations and, for the balance, interest receivable on cash balances and tax receivables. In 1998, Italian Lira 533 million of interest receivable is in respect of OAM financing of the disposed motorcycle operations and the balance was principally of interest on cash and short-term fixed interest investments.

Significant elements of other income, net were as follows:

                                                       Dec. 31        Dec. 31
                                                         1999           1998
                                                      (000,000s      (000,000s
                                                         Lira)          Lira)
         Foreign exchange                                   (2)           (2)
         Release of reserves for claims                  1,009           714
         Additional reserve for U.S. litigation         (2,970)           --
         Rental income                                      80           150
         Other                                             638          (316)
                                                        --------------------
                                                        (1,245)          546
                                                        ====================

The U.S. litigation is described in Item 3 of this report. An additional reserve was made in 1999 in light of preliminary judgments. Release of reserves for claims principally relates to reserves made in respect of companies disposed in the early 1990's based on final settlements of claims deriving from such disposals.

As a result of the above items, losses from continuing operations were substantially unchanged in 1999 compared to 1998. Losses from the discontinued motorcycle operations decreased to Italian Lira 13.0 billion in 1999 compared to Italian Lira 19.3 billion in 1998 principally due to share of losses charged to minority interests of Italian Lira 10.0 billion following the merger with North Atlantic Acquisition Corp. The merger with North Atlantic Acquisition Corp. resulted in a gain of Italian Lira 25.8 billion before minority interests of Italian Lira 4.2 billion. The gain resulted from the Company selling approximately 40% of their interest in their loss generating motorcycle operations for the cash contributed by North Atlantic Acquisition Corp. to effect the merger. This merger and the gain are described in Note 3 to the financial statements and in Item 1, above. The Company had hoped that the merger and the status of Moto Guzzi as a public company would have enabled the business to raise the further capital needed to refurbish its operations and increase production and sales, but when such further financing was not forthcoming and with operations affected adversely by a liquidity crisis from the second half of 1999, a merger with or disposal to another better financed party became the only viable strategic alternatives. The motorcycle operations were sold in September 2000 following a public auction process, again described above in Item 1 and in the Notes to the Financial Statements.

The Company also sold its steel tube operations in 2000. While this business was profitable in 1999 and 1998, mainly due to favorable market conditions and prices, it did not present opportunities for growth and future profits that justified further investment. Consequently it was disposed to a trade purchaser.

Liquidity and Capital Resources

Overview

In 2000 the Consolidated Statements of Cash Flows in the Financial Statements principally evidence the disposal of Moto Guzzi and transactions related to this disposal, discussed in detail above, as well as the negative cash flows from operations which are principally related to corporate costs.

In 1998 and 1999, the cash flows of the Company principally evidence raising funds through the realization of investments, assets and receivables and from capital markets (in 1998 from loans from related parties following unsuccessful attempts to raise funds from public markets and in 1999 from the issuance of a convertible debenture) which funds were then principally applied to finance the discontinued motorcycle operations and to finance losses from continuing operations. In 1998, the Company also applied the proceeds realized from the sale of investments to meet share purchase commitments -- secured for the major part by those investments sold -- see Note 5 to the Financial Statements.

Significant cash activities in 2000

Negative operating cash flows principally relate to corporate costs. Payments of accruals and trade payables amounted to Italian Lira 4.9 billion in 2000 as the Company has applied part of the proceeds of the 5% Convertible Debentures issued by the Company in December 1999 to pay accrued legal fees and other accrued costs.

The net increase in investments of Italian Lira 29.0 billion reflects investment of proceeds received from the disposal of Moto Guzzi ands LITA.

US$ 3,500,000 (Italian Lira 6.9 billion at the then prevailing exchange rate) of proceeds from the December 1999 issue of Convertible Debentures was used in February 2000 to subscribe to Series B Preferred Stock of Centerpoint. Such amount, along with US$ 6 million (Italian Lira 11.4 billion) from external investors, was sufficient to finance the motorcycle operations through their eventual disposal. The Series B Preferred Stock of Centerpoint Corporation was redeemed in September 2000 for Italian Lira 15.9 billion reflecting the amount received from third parties of Italian Lira 11.4 billion, as above, plus repayments of advances of Italian Lira 2.4 billion that had been converted into Series B Preferred Stock of Centerpoint Corporation plus a further Italian Lira
2.0 billion resulting from unfavorable exchange movements in the period from issuing the Series B Preferred Stock through its reimbursement.

Cash from discontinued operations reflects the proceeds from the disposal of Moto Guzzi of Italian Lira 60.3 billion, less Italian Lira 15.9 billion applied to finance Moto Guzzi operations through disposal and Italian Lira 2.5 billion of professional fees and other costs allocated to the discontinued motorcycle operations plus proceeds from the disposal of LITA of Italian Lira 1.5 billion. Italian Lira 1.0 billion of the proceeds from the disposal of LITA was receivable in 2001 on the anniversary of the sale.

See Item 1, above and Notes to the Financial Statements for details of the Centerpoint Series B Preferred Stock issuance and redemption and the disposal of the Moto Guzzi and LITA operations.

Future liquidity needs

The disposals of Moto Guzzi and LITA generated sufficient cash for the Company to maintain operations which following the disposal related only to corporate costs in winding down the companies activities and legal fees related to various litigation described in Item 3 above and in the financial statements.

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

In January 2002, the Company's OAM subsidiary entered into agreements with Bion as described in Note 18 to the Financial Statements and in Item 1 above. The substantial effect of the agreements with Bion was that the Company disposed of its controlling interest in Centerpoint. Centerpoint substantially received the same value of proceeds it could have received had it liquidated Centerpoint. Pursuant to these transactions, OAM received the Company's US$ 4.2 million Promissory Note and approximately US$ 3.7 million of the approximately US$ 8.7 million cash held by Centerpoint at the date of the transaction with Bion.

As at May 2003, the Company has approximately Euro 4.2 million (US$ 4.6 million at exchange rates prevailing in May 2003) of cash. Management believe such amounts to be sufficient to fund operations which principally reflect litigation which the company has commenced against Aprilia and against IMI as described above and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In May 2002 the Board of Directors of the Company approved the engagement of Investec Ernst & Co. to explore investment options available to the Company and to seek a suitable business to acquire or merge with. The Company has evaluated a number of business opportunities presented by Investec, but has determined not to pursue any of them. The Company's Board of Directors does not consider liquidating the Company to be a viable alternative due to the complexity of the Company's corporate structure, and the continuing effects of past acquisitions, dispositions and restructuring, and related tax effects.

Item 8. Financial Statements and Supplementary Data

                            TRIDENT ROWAN GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants..................................................31
Consolidated Balance Sheets - Assets......................................................32
Consolidated Balance Sheets - Liabilities and Shareholders' Equity (Deficit)..............33
Consolidated Statements of Operations.....................................................34
Consolidated Statements of Changes in Shareholders' Equity (Deficit)......................36
Consolidated Statements of Cash Flows.....................................................38
Notes to Consolidated Financial Statements................................................41

                            Trident Rowan Group, Inc.

                     Consolidated Financial Statements As of

                           December 31, 2000 and 1999

                                  Together with

                    Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Trident Rowan Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Trident Rowan Group, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 18 to the financial statements, in January of 2002, the Company acquired 1,000,000 common shares of Bion Environmental Technologies Inc.

Our audits also comprehended the translation of the Italian Lira amounts into U.S. dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 1. The translation of the financial statement amounts into U.S. dollars has been made solely for the convenience of readers in the United States of America.

DELOITTE & TOUCHE ITALIA S.p.A.
(A former member firm of Andersen Worldwide.
Deloitte & Touche Italia S.p.A. has entered into an agreement to associate with Deloitte & Touche S.p.A.)

Milan, Italy
June 2, 2003

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999

In millions of Lira or thousands of Dollars

                                                                             2000              2000                1999
ASSETS
Cash and cash equivalents .....................................          $  5,694      Lira  11,737         Lira 12,468
Marketable securities, at cost ................................            16,212            33,417               4,066
Receivables ...................................................               462               953               1,764

  Trade, less allowance .......................................                12                25                 479
  Other receivables ...........................................               450               928               1,285

Prepaid Expenses ..............................................                90               186                 195
                                                                         --------           -------             -------

TOTAL CURRENT ASSETS ..........................................            22,920            47,246              18,493
                                                                         --------           -------             -------
 Property, plant and equipment ................................                55               114                 292

  At cost .....................................................                87               179                 562
  Less allowance for depreciation .............................               (32)              (65)               (270)

Trademark and other intangibles, net of amortization
  of Lira 1,450 at 12-31-99 ...................................                --                --                 150
Goodwill, net of amortization of Lira 445 (1999 -Lira 425) ....                --                --                 110
Unamortized debt charges ......................................               223               460                 858
Tax receivables ...............................................             1,091             2,248               2,229
Restricted Cash ...............................................                               1,000                  --
Other assets ..................................................                 1                 2                  36
Net assets of discontinued steel tube operations ..............                --                --               1,538
                                                                         --------           -------             -------
TOTAL ASSETS ..................................................          $ 24,313      Lira  50,117         Lira 23,706
                                                                         ========           =======             =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999

In millions of Lira or thousands of Dollars

                                                                          2000                2000              1999
LIABILITIES
Current portion of long-term debt ...........................         $  6,545        Lira  13,492      Lira     553
Amounts due to related parties ..............................               --                  --               204
Accounts payable ............................................              410                 846             1,857
Accrued expenses and other payables .........................            1,354               2,791             4,773
                                                                      --------            --------          --------
TOTAL CURRENT LIABILITIES ...................................            8,309              17,129             7,387
                                                                      --------            --------          --------

Net liabilities of discontinued motorcycle operations .......               --                  --             8,697

Long-term debt, less current portion ........................               --                  --            12,634

Provision for claims ........................................            2,450               5,050             5,700

Minority interests ..........................................            9,474              19,527             6,362

Advances for subsidiary stock subscription ..................               --                  --             2,405

SHAREHOLDERS' EQUITY/(DEFICIT) ..............................            4,080               8,411           (19,479)

Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,064,900 (1999 - 4,419,900) shares outstanding, ..........               51                 106               106
Additional paid-in capital ..................................           51,694             106,555           104,594
Treasury stock, at cost .....................................          (23,245)            (47,914)          (47,524)
Cumulative translation adjustment ...........................             (543)             (1,119)             (717)
Accumulated deficit .........................................          (23,877)            (49,217)          (75,938)
                                                                      --------            --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY ........................         $ 24,313        Lira  50,117      Lira  23,706
                                                                      ========            ========          ========

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2000, 1999 and 1998

In millions of Lira or thousands of Dollars, except per share information

                                                           2000              2000                 1999                   1998
                                                          (000s)          (000,000s)           (000,000s)             (000,000s)
Net sales .....................................        $        --     Lira         --       Lira      1,987       Lira       3,775

Cost of sales .................................                 --                  --                (1,055)                (2,447)
                                                       -----------          ----------            ----------             ----------
                                                                --                  --                   932                  1,328

Selling, general and administrative
expenses ......................................             (2,197)             (4,529)               (5,829)                (6,303)
Impairment expense ............................                (44)                (90)                 (900)                (2,688)
                                                       -----------          ----------            ----------             ----------
Operating loss ................................             (2,241)             (4,619)               (5,797)                (7,663)

Interest expense ..............................               (581)             (1,197)                 (589)                  (761)

Interest income ...............................                479                 988                 1,178                  1,554

Amortization of premium for redemption of
Subsidiary preferred stock ....................             (1,325)             (2,731)                   --                     --
Subsidiary preferred stock dividends ..........               (310)               (639)                   --                     --
Other income/(expense), net ...................                 53                 108                (1,245)                   546
                                                       -----------          ----------            ----------             ----------
Loss from continuing operations before
income taxes and minority interests ...........             (3,925)             (8,090)               (6,453)                (6,324)

Income taxes ..................................                (18)                (38)                  (88)                  (161)
Minority interests ............................                475                 979                   (69)                   373
                                                       -----------          ----------            ----------             ----------
Loss from continuing operations ...............             (3,468)             (7,149)               (6,610)                (6,612)

Discontinued operations (Note 3) ..............             16,431              33,870                 9,095                (18,907)
     Loss of motorcycle operations segment
        after income taxes of Lira 514,
        Lira 88 and Lira 519 ..................             (2,124)             (4,378)              (12,973)               (19,267)
     Gain on disposal of discontinued
        motorcycle operations .................             18,261              37,643                    --                     --

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2000, 1999 and 1998

In millions of Lira or thousands of Dollars, except per share information

                                                           2000              2000                 1999                   1998
                                                          (000s)          (000,000s)           (000,000s)             (000,000s)

   Gain on merger of discontinued
        motorcycle subsidiary .................                 --                  --                21,679                     --
   Profit of steel tube segment after
        income taxes of Lira 0, Lira 164
        and Lira 0 ............................                294                 605                   634                    360
   Accrual for loss on disposal of steel
        tube segment ..........................                 --                  --                  (245)                    --
                                                       -----------          ----------            ----------             ----------

Net profit/(loss) .............................        $    12,963     Lira     26,721       Lira      2,485       Lira     (25,019)
                                                       ===========          ==========            ==========             ==========

PROFIT/(LOSS) PER SHARE
Basic

Continuing operations .........................        $     (0.85)    Lira      (1,757)     Lira      (1,544)     Lira      (1.333)
Discontinued operations .......................               4.04               8,323                 2,125                 (4,124)
                                                       -----------          ----------            ----------             ----------

                                                              3.19               6,566                   581                 (5,458)
                                                       ===========          ==========            ==========             ==========

Weighted average number of shares
Outstanding during the period:

Basic .........................................          4,069,571           4,069,571             4,280,767              4,584,237
Diluted .......................................          4,069,571           4,069,571             4,286,687              4,696,922
                                                       ===========          ==========            ==========             ==========

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

December 31, 1999, 1998 and 1997

In millions of Lira or thousands of Dollars

                                                               Additional                  Other      Accretion
                                                    Common      paid-in     Treasury   Comprehensive   expense,
                                                     stock      capital       Stock        Income         net
                                                    ------     ----------   --------   -------------   --------
At January 1, 1998                                Lira    88      90,357     (29,921)        (154)      (2,474)

Net loss                                                  --          --          --           --           --
Translation adjustment                                    --          --          --          178           --
Accretion expense, net of exchange movements              --          --          --           --         (253)
Repurchase of shares                                      14      13,203     (15,944)          --        2,727
Issuance of shares                                         4       1,680          --           --           --
Less: Shares not vested as at Dec. 31, 1998               --      (1,208)         --           --           --
                                                       -----    --------     -------       ------       ------
At Dec. 31, 1998                                  Lira   106     104,032     (45,865)          24           --

Net profit                                                --          --          --           --           --
Translation adjustment                                    --          --          --         (741)          --
Repurchase of shares                                      --          --      (1,659)          --           --
Vesting of shares subject to forfeit                      --         562          --           --           --
                                                       -----    --------     -------       ------       ------
At December 31, 1999                              Lira   106     104,594     (47,524)        (717)          --

Net profit                                                --          --          --           --           --
Translation adjustment                                    --          --          --         (402)          --
Capital increase resulting from minority
acquisition                                               --       1,477
Repurchase of shares for sale of TIM                      --          --        (390)          --           --
Vesting of shares subject to forfeit                      --         484          --           --           --
                                                       -----    --------     -------       ------       ------
At December 31, 2000                              Lira   106     106,555     (47,914)      (1,119)          --

At December 31, 2000 (000s)                            $  51      51,694     (23,245)        (543)          --
                                                       =====    ========     =======       ======       ======

                                                                       TOTAL         Shares    Comprehensive
                                                   Accumulated     SHAREHOLDERS'   subject to      Income/
                                                     deficit      EQUITY(DEFICIT)  Repurchase      (loss)
                                                   -----------    ---------------  ----------  -------------
At January 1, 1998                                   (53,404)            4,492        15,691       (27,108)

Net loss                                             (25,019)          (25,019)           --       (25,019)
Translation adjustment                                    --               178            --           178
Accretion expense, net of exchange movements              --              (253)          253          (253)
Repurchase of shares                                      --                --       (15,944)           --
Issuance of shares                                        --             1,684            --            --
Less: Shares not vested as at Dec. 31, 1998               --            (1,208)           --            --
                                                     -------           -------       -------       -------
At Dec. 31, 1998                                     (78,423)          (20,126)           --       (25,094)

Net profit                                             2,485             2,485            --         2,485
Translation adjustment                                    --              (741)           --          (741)
Repurchase of shares                                      --            (1,659)           --            --
Vesting of shares subject to forfeit                      --               562            --            --
                                                     -------           -------       -------       -------
At December 31, 1999                                 (75,938)          (19,479)           --         1,744

Net profit                                            26,721            26,721            --        26,721
Translation adjustment                                    --              (402)           --          (402)
Capital increase resulting from minority
acquisition                                                              1,477
Repurchase of shares for sale of TIM                      --              (390)           --            --
Vesting of shares subject to forfeit                      --               484            --            --
                                                     -------           -------       -------       -------
At December 31, 2000                                 (49,217)            8,411            --        26,319

At December 31, 2000 (000s)                          (23,877)            4,080            --        12,758
                                                     =======           =======       =======       =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2000, 1999 and 1998

In millions of Lira or thousands of Dollars

                                                                              2000            2000            1999            1998
Net loss from continuing operations ...............................        $ (3,469)   Lira  (7,149)    Lira (6,610)    Lira (6,112)

Adjustments to reconcile net loss to net cash provided/(used) by continuing operations:

Depreciation and amortization .....................................              62             127             216             377
Amortization of debt charges ......................................             228             469              --              --
Non-cash finance income from discontinued operations ..............            (148)           (306)           (916)           (443)
   Minority interests .............................................            (475)           (979)             69            (373)
Amortization of premium for redemption of
   Subsidiary preferred stock .....................................             975           2,010              --              --
(Gain)/Loss on disposals of subsidiaries ..........................             (31)            (63)            567              --
Impairment reserves ...............................................              44              90             400           2,688
Other operating activities ........................................             509           1,049           1,486              32

Changes in operating assets and liabilities:
Receipt of tax receivable .........................................              --              --           6,002              --
Trade and other receivables .......................................             660           1,361           1,955           2,938
Prepaid expenses ..................................................               5              10             334            (303)
Accounts payable and accrued expenses .............................          (2,382)         (4,909)           (597)             83
Related party payables ............................................             (99)           (204)           (110)            199
                                                                           --------         -------         -------         -------
Net cash (used)/providedby operating activities ...................          (4,121)         (8,494)          2,796            (914)
                                                                           --------         -------         -------         -------
Investing activities:
Net (increase)/decrease in investments ............................         (14,054)        (28,970)         (3,111)         17,103
Sale of subsidiaries, less cash disposed ..........................            (111)           (229)          4,556              --
Proceeds from disposal of other assets ............................              --              --             122             284
Purchases of property, plant and equipment ........................              --              --              (6)            (76)
                                                                           --------         -------         -------         -------
Net cash (used)/provided by investing activities ..................         (14,165)        (29,199)          1,561          17,311
                                                                           --------         -------         -------         -------
Financing activities
Issuance of subsidiary preferred stock ............................           5,524          11,386           2,274              --
Redemption of subsidiary preferred stock ..........................          (7,702)        (15,876)             --
Repurchase of shares ..............................................            (805)         (1,659)             --         (15,582)
Loans from related parties ........................................              --              --              --           6,466
Repayment of loans to related parties .............................              --              --          (6,638)             --
Proceeds from long-term debt ......................................              --              --          10,704              --
Principal payments of long-term debt ..............................            (268)           (553)         (1,113)         (4,228)
                                                                           --------         -------         -------         -------
Net cash (used)/provided by financing activities ..................          (3,251)         (6,702)          5,227         (13,344)
                                                                           --------         -------         -------         -------
Increase/(Decrease) in cash from continuing operations ............         (21,537)        (44,395)          9,584           3,053

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2000, 1999 and 1998

In millions of Lira or thousands of Dollars

                                                                              2000            2000            1999            1998
Cash from merger with NAAC ........................................              --              --          16,006              --
Cash provided/(used) by discontinued operations, Cash .............          20,786          42,847         (16,174)         (3,975)
   Net of Lit. 1,000 (US$ 485) restricted cash

Exchange movement on opening cash .................................             396             817               8              (9)

Cash, beginning of period .........................................           6,048          12,468           3,044           3,975
                                                                           --------         -------         -------         -------
Cash, end of period ...............................................        $  5,693    Lira  11,737     Lira 12,468     Lira  3,044
                                                                           ========         =======         =======         =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2000, 1999 and 1998

Supplemental Schedule of Non-Cash Activities

2000 - In July 2000, as described in Note 5, Centerpoint Corporation ("Centerpoint") issued 300,000 shares of its common stock to the Company as a fee for arranging and sponsoring its Series B preferred stock financing in February 2000. Also in July 2000, OAM exercised 100,000 warrants for Centerpoint stock at US$ 0.01 per share. As a result of these shares issued by Centerpoint, the Company recorded a gain of non-cash increase to paid in capital of Italian Lira 1,477 million.

In February 2000, US$ 1.25 million of advances to Centerpoint were converted to Series B Preferred Stock - see Note 5.

Italian Lira 484 million has been charged as stock compensation expense.

1999 - As described in Note 5 the Company repurchased shares for US$ 862,500 (Italian Lira 1,659 million) on December 28, 1999, payment being effected in January 2000.

The Company issued US$ 250,000 (Italian Lira 481 million) of its 5% U.S. dollar denominated convertible debentures to Emanuel Arbib, Joint-CEO of the Company, in connection with the placement of US$ 6 million of such debentures with Italian financial institutions. See Note 8.

Italian Lira 562 million has been charged as stock compensation expense.

Cash disposed of on the sales of Pastorino S.r.l. and Grand Hotel Bitia S.r.l. aggregated Italian Lira 44 million.

1998 - Stock compensation expense amounted to Italian Lira 475 million.

Other Supplemental Information

Interest paid amounted to Italian Lira 131 million, Italian Lira 864 million and Italian Lira 718 million in 2000, 1999 and 1998, respectively.

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

1.    Background and Organization

Prior to its disposal of its operating subsidiaries in 2000, Trident Rowan Group, Inc. (the "Company") was a holding company incorporated in the United States whose subsidiaries operated primarily in Italy. The Company primarily operated in two industry segments: the manufacture and distribution of "Moto Guzzi" brand motorcycles in Italy, Europe and elsewhere in the world and the manufacture and distribution of steel tubes for the automotive and furniture markets. Additionally, the Company provided temporary management services to third parties, which activities were also disposed in 2000.

2000 disposal of all operating subsidiaries

In 2000, in unrelated transactions, the Company disposed of all of its operating subsidiaries. Following these disposals, the Company's only significant assets were a 62.7% interest in Centerpoint Corporation ("Centerpoint") (Moto Guzzi through September 2000), a publicly traded Company in the United States (OTC/BB/CPTX) plus cash and certain receivables, principally from the disposal of its operating subsidiaries and for Italian tax repayments. The disposals are described in further detail in Note 3 and 4 - Discontinued Operations.

Reporting currency

The primary financial statements through the disposal of the Company's operations were shown in Italian Lira because all of the Company's material operating entities were based in and operated entirely in Italy. Following the disposal of its operations, the Company invested the major part of the net proceeds of disposal in Lira denominated short-term investments pending evaluation of its alternatives. The primary financial statements at December 31, 2000 continue to be shown in Italian Lira. Translation of Lira amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Italian Lira 2,061 to US$ 1.00, the approximate exchange rate at December 31, 2000. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Italian Lira unless specifically designated in other currencies. In no means is this intended to replicate or approximate the effects of Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation," as the translations contained within are only at the aforementioned exchange rate.

2.    Significant Accounting Policies

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign currency translation

Assets and liabilities of subsidiaries operating outside of Italy with a functional currency other than the Lira are translated into Lira using exchange rates at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss. Currency transaction gains and losses are included in the results of operations in the period incurred.

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

Marketable and other securities

Marketable and other securities and investments consist primarily of fixed income investments. Marketable securities as of December 31, 2000 are represented by Euro denominated Banca Nazionale del Lavoro O/S FRN 2003 notes for Italian Lira 28,351 million, Italian Lira 4,066 million in respect of units in a monetary fund denominated in Euro and Italian Lira 1,000 million in respect of Banca Nazionale del Lavoro Spot securities. Units in a monetary fund denominated in Euro represent marketable securities as of December 31, 1999. All marketable securities are carried at cost plus accrued interest and treated as held-to-maturity debt securities.

Long-lived assets

The Company continually reviews the carrying value of long-lived assets and long-lived assets to be disposed of. In 1998, based on the 1999 disposal price, the Company recorded Italian Lira 2,688 million of impairment expense in respect of concession rights. In 1999, impairment expense of Italian Lira 500 million was recorded in respect of land disposed of in November 1999 and Italian Lira 400 million impairment expense was recorded in respect of trademarks and other intangibles reflecting the planned 2000 disposal of its management services subsidiary. In 2000, the Company expensed the residual balance of goodwill of Italian Lira 90 million as all operating activities ceased.

Goodwill and other intangibles

On purchases of businesses, the excess of the purchase price over the fair value of assets acquired is accounted for as goodwill and is amortized on a straight-line basis over a period determined by the Company taking into consideration the nature of the business acquired. Trademarks and other

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

intangibles relating to the Company's temporary management subsidiary and related goodwill (net of amounts recorded for impairment reserves) were being amortized over 10 years. Concession rights, disposed of in 1999, which lasted through 2041, were amortized over 40 years.

Deferred Loan Costs

Deferred loan costs are amortized using the effective interest method over the terms of the related loans. Amortization of loan costs is recognized as interest expense.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years and plant and machinery, tooling and computer equipment over lives ranging from 3 to 10 years.

Revenue recognition

Revenues from sale of services of the Company's temporary management operations are recorded when the services have been performed.

Income taxes

Income taxes are provided by each entity included in the consolidation in accordance with local laws. Deferred income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

Net profit/(loss) per common share

Basic earnings per share from continuing operations exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share from continuing operations gives effect to all potentially dilutive common shares that were outstanding during the period. As the Company has incurred losses from continuing operations in each of the years 1998 to 2000, potentially dilutive common shares are antidilutive for each of these years.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and translation difference from the conversion of balance sheets of non-Italian entities. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity.

2.    Significant Accounting Policies (Continued)

New Accounting Standard

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

and losses to offset related results on the hedged item in the income statement. SFAS No. 133 as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 but may be adopted earlier. The Company, not having any operations, does not intend to enter into hedging or derivative operations and accordingly, adoption of the standard will not have any effect.

Reclassifications

Comparative figures for 1999 and 1998 have been reclassified to conform to the 2000 presentation.

3.    Discontinued Motorcycle Operations

Sale of motorcycle operations

On September 7, 2000, Moto Guzzi Corporation ("Moto Guzzi"), a 62.7% owned subsidiary, closed the sale of all its operating subsidiaries to Aprilia S.p.A. ("Aprilia"). On August 11, 2000, at a special meeting of stockholders, Moto Guzzi's stockholders approved the sale of the operating subsidiaries and changed the corporate name from Moto Guzzi to Centerpoint. This was approved by over two-thirds of the Company's Class A Common Stock Stockholders

Sale of motorcycle operations

Proceeds from the sale were Italian Lira 81,574 million. The Share Purchase Agreement required the Company to place Italian Lira 9,375 million of the total proceeds into escrow in case of any breach of representations and warranties claims by Aprilia. Funds from the escrow account were to be released to Centerpoint in two payments, Italian Lira 7,000 million is to be released on September 8, 2001 and up to Italian Lira 2,375 to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts. See Note 18, "Subsequent Events for a discussion of subsequent claims made by Aprilia against the escrow accounts.

SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of IMI) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI Italian Lira 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Italian Lira 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Italian Lira 60,293 million to Centerpoint. Since early July 2000, the Company has disputed IMI's interpretation of the calculation of the fee due to them based on their engagement letter. See Note 18, "Subsequent Events for further discussion regarding disputed fees.

Centerpoint used the proceeds to settle outstanding payables of approximately Italian Lira 2,700 million and to redeem, prior to September 30, 2000, all outstanding Series B Preferred Stock for a price equal to US$ 100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Italian Lira 28,300 million at the then prevailing exchange rate). The Company received approximately US$ 5.2 million (approximately Italian Lira 11,400 million at the then prevailing exchange rate) of this amount. Following such payment, Centerpoint had approximately Italian Lira 29.3 billion in cash and rights to the remaining balance at the time of release of the Italian Lira 9,375 million being held in escrow, as described above. Cash was invested in short-term fixed interest securities pending evaluation of the alternatives available with respect to such funds.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

In January 2002, in connection with the transaction with Bion Environmental Technologies, Inc., ("Bion") described in Note 18 "Subsequent Events, OAM, a wholly owned subsidiary and the Company waived their rights to cause a liquidation of Centerpoint.

The measurement date of the disposal was July 1, 2000, reflecting the latest date prior to sale for which the Company has complete financial information. Net proceeds from the disposal exceeded the net assets of the operations sold and the Company has recorded a gain in the third quarter of 2000 of Italian Lira 56,439 million on the disposal before minority interests of Italian Lira 18,796 million. Such gain was calculated after providing fully against eventual amounts receivable from the escrow accounts. Moto Guzzi changed its name to Centerpoint pursuant to the sale of its motorcycle operations to Aprilia and is listed on the over-the-counter market in New York under the ticker "CPTX." Sales and results of operations for the six months to the effective disposal date of July 1, 2000 and for 1999 and 1998 are as follows:

                                                                    Jul. 1        Dec.31      Dec.31
                                                                     2000          1999        1998
         Net sales                                            Lira   50,994       86,232      83,760
         Loss before taxes                                           (7,810)     (22,888)    (19,780)
         Provisions for taxes                                          (514)         (88)       (519)
         Amortization of premium for redemption
           of preferred stock                                            --           --      (1,503)
                                                                    -------      -------     -------
         Net loss from discontinued operations of
           Motorcycle operations before minority interests    Lira   (8,324)     (22,976)    (21,802)
           Minority interests                                         3,946       10,003       2,535
           Net loss                                           Lira   (4,378)     (12,973)    (19,267)
                                                                    =======      =======     =======

The statement of operations includes interest income charged to the motorcycle operations of Italian Lira 306 million, Italian Lira 1,088 million and Italian Lira 533 million in 2000, 1999 and 1998, respectively.

1999 Gain on merger of discontinued motorcycle operations

On March 5, 1999, through a series of transactions, the Company sold 40% of its interest in Moto Guzzi to the shareholders of North Atlantic Acquisition Corporation ("North Atlantic") for approximately US$ 8.9 million (Italian Lira 16,006 million) in cash, from which merger expenses of approximately US$ 0.8 million (Italian Lira 1,400 million) were subsequently paid, to finance the operations of Moto Guzzi. As a result, the Company recorded a gain of Italian Lira 25,837 million in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi into common stock of North Atlantic, which represented Italian Lira 13,132 million at December 31, 1998.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:

                                                               July 1      Dec. 31
                                                               2000         1999
Current assets ....................................     Lira   68,361      61,926
Current liabilities ...............................           (72,844)    (79,385)
                                                              -------     -------
Net current liabilities............................            (4,483)    (17,459)
                                                              -------     -------

Property, plant and equipment .....................            12,792      14,638
Other long-term assets ............................             2,510         889
Long-term liabilities .............................            (9,512)    (10,000)
                                                              -------     -------
Net non-current assets ............................             5,790       5,527
                                                              -------     -------
Net advances due from operations, sold as part of
disposal transaction...............................                --       3,235
                                                              -------     -------
Net assets/liabilities of discontinued operations..     Lira    1,307      (8,697)
                                                              =======     =======

In 2000 the Company provided the discontinued motorcycle operations with cash, in the form of capital and advances, of Italian Lira 15,941 million (1999-Italian Lire 14,331 million) to finance its operations

4.    Discontinued Steel Tube Operations

In July 2000, the Company disposed of L.I.T.A. S.p.A. ("LITA") for Italian Lira 2,470 million. This was comprised of Italian Lira 1,470 million due immediately from a dividend prior to the sale of Italian Lira 670 million and cash of Italian Lira 800 million. The remaining Italian Lira 1,000 million was payable in July 2001, secured by a first call bank guarantee. In connection with the disposal, the Company has released a first call bank guarantee for Italian Lira 1,000 million through December 31, 2003 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company. In July 2001, the Company settled Italian Lira 165 million of claims by the purchaser against the Italian Lira 1,000 million balance due. Operations of LITA for 1998, 1999 and in 2000 through the effective date of disposal were as follows:

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

                                                                        July 1,         Dec.31       Dec.31
                                                                         2000            1999         1998
                                                                      (000,000s)      (000,000s)   (000,000s)
         Net sales                                                Lira    10,368        22,852       23,193
         Profit before taxes                                                 706           872          428
         Provisions for taxes                                                 --          (164)          --
                                                                          ------       -------       ------
         Net profit from discontinued operations
            of steel tube operations before minority interests    Lira       706           708          428
             Minority interests                                              101            74           68
             Net Profit                                                      605           634          360
                                                                          ======       =======       ======

Included in the income statement of the Company are management fees charged to the steel tube operations of Italian Lira 389 million and Italian Lira 287 million in 1999 and 1998, respectively.

Net assets of the discontinued steel tube operations are as follows:

                                                          July 1       Dec. 31
                                                           2000         1999
                                                        (000,000s)   (000,000s)

Current assets ...............................     Lira    12,522       12,378
Current liabilities ..........................            (10,528)     (11,005)
                                                          -------      -------
Net current assets ...........................              1,994        1,373
                                                          -------      -------

Property, plant and equipment ................              1,421        1,510
Other long-term assets .......................                208          215
Long-term liabilities ........................             (1,134)      (1,315)
                                                          -------      -------
Net non-current assets .......................                495          410
                                                          -------      -------
Provision for disposal .......................                 --         (245)
                                                          =======      =======
Net assets of discontinued operations ........     Lira     2,489        1,538
                                                          =======      =======

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

5.    Capital Transactions

Issuance and redemption by Centerpoint of Series B Preferred Stock

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

Centerpoint received Italian Lira 18,329 million in cash, net of Italian Lira 516 million of expenses in respect of the issuance of the Series B Preferred Stock and also recorded Italian Lira 2,479 million in respect of the William Spier and Barry Fingerhut advances and Italian Lira 3,174 million in respect of the OAM loan for a total of Italian Lira 23,982 million.

Centerpoint agreed with the Series B preferred stockholders that, following the sale to Aprilia, it would redeem the Series B preferred stock on September 30, 2000 and they agreed not to convert their Series B stock if Centerpoint redeemed the stock by this date. Such redemption was affected, with redemption payments made on the first business day of October 2000. The Company recorded accretion expense of Italian Lira 2,731 million.

In connection with issuance of the Series B preferred stock, Centerpoint issued 300,000 shares of Class A common stock to the Company for a purchase price of US$ 0.01 per share, in consideration of Trident Rowan's participation in the Series B financing and their successful efforts to get Fineco, S.p.A. to subscribe for Series B shares. These 300,000 shares were issued in July 2000. This resulted in the acquisition of a portion of the minority of the minority interest which was accounted for under the purchase method and increased paid in capital by Italian Lira 1,477 million.. Additionally, in connection with Fineco's purchase of the Series B shares Centerpoint paid a commission of US$ 180,000 to Andrea della Valle, a director of the Company, and paid US$ 80,000 to Investec Ernst, an investment banking firm, where Mark Segall, a director of the Company, is an executive officer.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

Share Repurchases

On December 28, 1999, the Company repurchased 300,000 shares at the then market price of US$ 2.875 per share for a total of US$ 862,500 or Italian Lira 1,659 million in connection with the issuance of US$ 6 million of two-year convertible debentures. See Note 8.

In 1995, the Company entered into an agreement whereby they were committed to repurchase 776,530 shares at US$ 11.27 if they had not already been sold. These shares were accounted for similar to treasury stock and the difference between US$ 10.00 estimated market value at the agreement date and the redemption price of US$ 11.27 was amortized over the period to June 30, 1998. In June 1998, the trust owning the shares exercised its right to have the Company repurchase them for a total of US$ 8,751,000 or Italian Lira 15,374 million at the net effective rate on closing.

The Company obtained a letter of credit to guarantee payment of the repurchase price of the shares. This guarantee was collateralized by certain investment securities owned by the Company. The 776,530 shares were recorded on the balance sheet at June 30, 1995 at estimated market value of US$ 10.00 (then Italian Lira 16,400 per share) as shares subject to repurchase and not included in shareholders' equity..

In 1998, the Company also repurchased 28,350 shares for Italian Lira 570 million pursuant to a 1996 commitment connected with the resolution of issues arising from its 1995 acquisition of certain operations from Finprogetti S.p.A.

6.    Tax Receivables

Tax receivables represent amounts for which reimbursement has been requested. The times for reimbursement in Italy have, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government. Italian Lira 6,000 million was received in February 1999.

7.    Accrued Expenses and Other Payables

                                                    2000          2000            1999
                                                   (000s)      (000,000s)      (000,000s)
      Salaries, wages and related items            $   215    Lira    444    Lira     723
      Value added and other taxes                       10             21             138
      Due for settlement of share repurchases           --             --           1,660
      Other for legal costs, interest and other
      accrued expenses                               1,129          2,326           2,252
                                                   -------          -----           -----
                                                   $ 1,354    Lira  2,791    Lira   4,773
                                                   =======          =====           =====

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

8.    Long-Term Debt

                                                       2000              2000              1999
                                                      (000s)          (000,000s)        (000,000s)
      Convertible 5% $Debentures due
        December 28, 2001,  convertible
        into the Company's stock at $5.00            $  6,250      Lira    12,883      Lira  12,025
      12.4% note payable in annual installments
        through 2001                                      295                 609             1,162
                                                     --------             -------           -------
                                                        6,545              13,492            13,187
      Less current portion                             (6,545)            (13,492)             (553)
                                                     --------             -------           -------
                                                     $     --      Lira        --      Lira  12,634
                                                     ========             =======           =======

On December 28, 1999, the Company issued a US$ 6 million 5% convertible debentures due December 28, 2001 to provide funds for Moto Guzzi and for general corporate purposes. In connection with raising these funds, the Company paid US$ 250,000, in the form of a Debenture on the same terms as for the US$ 6 million raised, to affiliates of Emanuel Arbib, joint-CEO of the Company. The Company also paid US$ 360,000 to an Italian intermediary and US$ 60,000 plus US$ 26,106 for legal expenses to Investec Ernst & Company in connection with the issuance. Mark Segall, a director of the Company, is an officer of Investec Ernst & Company. Interest on the debentures accrues at 5% and is payable annually in arrears on each anniversary of the debenture issuance date, and are convertible at any time, in full or in part, into stock of the Company at US$ 5.00 per share, subject to provisions for dilution. In connection with this financing, the Company repurchased 300,000 of its own shares from entities related to the purchasers of the debentures for a total of US$ 862,500 (Italian Lira 1,659 million) or US$ 2.875 per share, the then prevailing share price.

9.    Other Income/(Expense)

                                                     2000             2000               1999               1998
                                                    (000s)         (000,000s)         (000,000s)         (000,000s)
Foreign exchange                                   $     2       Lira       4        Lira      (2)        Lira   (2)
Release of reserves for claims                          --                 --               1,009               714
Additional reserve for litigation                       --                 --              (2,970)               --
Rental income                                           --                 --                  80               150
Gain from shares issued by subsidiary  and
warrants in subsidiary exercised                        --                 --                  --                --
Other                                                   51                104                 638              (316)
                                                   -------             ------              ------              ----
                                                   $    53       Lira     108        Lira  (1,245)        Lira  546
                                                   =======             ======              ======              ====

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

Reserves for claims have been released in 1998 and 1999 as such claims, principally relating to activities in Italy dating from businesses sold in 1993 have been closed.

10.   Income Taxes

Loss before income taxes and minority interests consisted of the following:

                                 2000          2000            1999            1998
                                (000s)      (000,000s)      (000,000s)      (000,000s)
      United States            $(4,207)   Lira  (8,672)   Lira  (7,031)  Lira   (3,959)
      Italy                        341             704             600          (2,354)
      Elsewhere                    (59)           (122)            (22)            (11)
                               -------         -------         -------         -------
                               $(3,925)   Lira  (8,090)   Lira  (6,453)  Lira   (6,324)
                               =======         =======         =======         =======

The provision for income taxes consisted of the following:

                                 2000          2000            1999            1998
                                (000s)      (000,000s)      (000,000s)      (000,000s)
      Current:
        Italy                  $    18    Lira      38    Lira      88   Lira      161
                               -------         -------         -------         -------
                                    18              38              88             161
                               -------         -------         -------         -------
      Deferred:                     --              --              --              --
                               -------         -------         -------         -------
      Total                    $    18    Lira      38    Lira      88   Lira      161
                               =======         =======         =======         =======

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

                                             2000       2000        1999        1998
                                           US$'000   (000,000s)  (000,000s)  (000,000s)
      Short-term reserves                      567       1,169       1,482       1,482
      Net operating loss carry forwards      8,756      18,047       2,867       2,867
                                            ------     -------      ------      ------
                                             9,323      19,216       4,349       4,349
      Valuation allowance                   (9,323)    (19,216)     (4,349)     (4,349)
                                            ------     -------      ------      ------
      Net deferred tax assets                   --          --          --          --
                                            ======     =======      ======      ======

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

The effective provision for income taxes varied from the income tax credit calculated at the statutory U.S. federal income tax rate as follows:

                                                   2000         2000         1999         1998
                                                  (000s)     (000,000s)   (000,000s)   (000,000s)
      Computed tax credit at U.S. federal rate
      on losses from continuing operations        (1,374)      (2,832)      (1,569)      (2,214)

      Losses and reversals of short-term
      reserves for which valuation allowance
      provided                                     1,653        3,408        1,473        3,042

      Utilization of tax losses                       --           --           --         (123)

      Non-deductible expenses and local taxes        261          538          184         (544)
                                                  ------       ------       ------       ------
                                                      18           38           88          161
                                                  ======       ======       ======       ======

For U.S. federal income tax purposes, the Company has net operating loss carry-forwards of approximately U.S. US$ 20.3 million at December 31, 2000. These losses expire from 2004 through 2020. United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested.

At December 31, 2000 the Company had net operating loss carry-forwards for Italian federal income tax purposes that expire as follows:

                                                2000               2000
                                               (000s)           (000,000s)

         2001                                       4                   8
         2004                                     109                 225
         2005                                   3,159               6,510
                                                -----               -----
                                                3,272               6,743
                                                =====               =====

11.   Shares issued in Connection with Employment Agreements

On March 18, 1998, the Board of Directors approved a three year employment contract commencing May 1, 1998 with Mark S. Hauser as President and Chief Executive Officer, a three year contract commencing May 1, 1998 with Emanuel M. Arbib as Chief Financial Officer and a one year, renewable agreement commencing May 1, 1998 with Tamarix Capital Corporation, which supercedes a prior existing contract, for merchant banking services to the Company. In connection with these contracts, the

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

Company issued 205,000 shares with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000, and 32,000 shares with contractual transfer restrictions lapsing on December 31, 1998. The issuance of these shares has been accounted for at the fair value of the Company's Common Stock as of the date of the agreements of US$ 4.06 per share and will be charged to compensation expense over the life of the contracts. Amounts in respect of future compensation at the balance sheet date have been included in the financial statements as a deduction from additional paid-in capital.

12.   Stock Options and Warrants

Tamarix warrant

In 1997, in connection with the purchase by Tamarix of a controlling block of shares, the Company issued 1,250,000 warrants exercisable through May 2, 2000 at an exercise price of US$ 6.00, subsequently revised to US$ 5.50, to the management of Tamarix. These warrants were distributed to Messrs. Hauser, Bulgari and Arbib or their associates in 1999 as part of a reorganization of Tamarix.

In February 2000, in connection with the proposed upcoming auction of the Moto Guzzi operations, the Company reduced the exercise price of the following warrants previously issued to the following Named Executive Officers (or their affiliates) to US$ 3.50 per share, the then current market price of the Company's Common Stock, and extended the expiration date for the warrants from June 2002 to June 2007:

                                                 Warrants       Original            New
                         Name                    Repriced     Exercise Price   Exercise Price
      ----------------------------------------   --------     --------------   --------------
      Mark S. Hauser                              152,185          $5.50          $3.50

      Azzurra (Affiliate of Mark Hauser)          250,000          $5.50          $3.50

      Simtov, LDC (Affiliate of Emanuel Arbib)     99,212          $5.50          $3.50

      Gianni Bulgari                              190,534          $5.50          $3.50

Publicly traded warrants (OTC/BB: TRGIW)

The Company issued 1,437,500 warrants in connection with its June 1997 public offering. Each Warrant is exercisable for five years at an exercise price of US$
7.20 per share of Common Stock. The Company may redeem the Warrants at a price of US$ 0.01 per Warrant at any time if notice of not less than 30 days is given, and the last sale price of the Common Stock has been at least US$ 9.60 on all 20 trading days ending on the third day prior to the day on which notice is given. All of these warrants expired in June 2002.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

1995 Non Qualified Plan Options

The Company's "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. The Board of Directors has authorized a total of 2,000,000 options. Grants were made in 1996 and 1995 of 22,500 and 960,000 shares respectively, all at an exercise price of US$ 12.26. 130,000 of these options were forfeited in 1997, 60,000 forfeited in 1998 and 710,000 were exchanged in 1998 for new options at US$ 5.00, as described below. A further 17,500 and 65,000 of the US$ 12.26 options were forfeited in 1999 and 2000 respectively and the remaining 60,000 expired unexercised.

On March 18, 1998, the Company granted Messrs. Hauser and Arbib and Tamarix options to purchase an aggregate of 212,000 shares of Common Stock at an exercise price of US$ 5.00, granted to other officers of and consultants to the Company options to purchase an aggregate of 280,000 shares at an exercise price of US$ 5.00 in exchange for 710,000 previously granted options exercisable at US$ 12.26, and granted a further 105,000 options to persons not previously included in its "1995 Non-Qualified Plan" for officers and key executives. 65,000 and 140,000 of these options were forfeited in 1998 and 2000 respectively pursuant to officers leaving the Company. Outstanding options under the "1995 Non-Qualified Plan" can be exercised as follows:

In February 2000, in connection with the proposed upcoming auction of the Moto Guzzi operations, the Company reduced the exercise price of 50,000 stock options previously granted to Mr. Hauser to US$ 3.50 per share, the then current market price of the Company's Common Stock

Outstanding options under the "1995 Non-Qualified Plan" can be exercised as follows:

                                               Exercisable   Exercisable
                                                at $5.00       at $3.50
                                               -------------------------
            Currently exercisable                342,000        50,000

            Exercisable at future dates               --            --

1995 Director's Plan

Under the "1995 Director's Plan," 5,000 options are granted annually on January 2 of each calendar year to each non-employee Director serving at such date and a proportionately reduced number of options, at the date of election, to Directors initially elected at a date other than January 2. The exercise price is fixed at the reported closing price of the stock on January 2, or date of election of Directors for subsequent grants. All options issued prior to 2000 were forfeited as a result of changes in the Board of Directors except for 5,834 options at an exercise price of US$ 7.953 and 10,000 options at an exercise price of US$
4.875. 15,000 options were issued on January 3, 2000 at an exercise price of US$
3.6525 and a further 15,000 options were issued on January 2, 2001 at an exercise price of $0.75 under the Plan. No options were issued in January 2002 or January 2003.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

Other options

The Company issued to GKN Securities Corp. 125,000 options exercisable through June 10, 2002 at an exercise price of US$ 6.12 and issued 173,306 warrants exercisable through June 10, 2000 at an exercise price of US$ 6.00 to certain shareholders as an inducement for them to enter lock-up agreements with the Company and GKN Securities Corp. in connection with its June 1997 public offering.

The Company incurred losses from continuing operations in each of 1998, 1999 and 2000. All warrants and options described above are considered antidilutive. The potentially dilutive effects of outstanding options and warrants is summarized below:

                                                     2000        1999          1998
      Weighted average number of common shares
      Outstanding during the year:

      Basic                                       4,069,571    4,280,767    4,584,237

      Shares subject to restricted vesting               --        5,920       47,882

      Non Qualified Plan options                         --           --       39,712

      1995 Director's Plan options                       --           --        5,252

      Tamarix warrants                                   --           --       19,839

      GKN options and lock-up warrants                   --           --           --
                                                  ---------    ---------    ---------
      Diluted                                     4,069,571    4,286,687    4,696,922
                                                  =========    =========    =========

The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25 and related interpretations in accounting for their stock option plans. Pro Forma compensation costs under the Company's stock option plans for 2000, 1999 and 1998 based on the fair value of awards at the grant date were not material.

The fair value of the Company's options is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5.5%; expected volatility of approximately 60%; expected life of 4 years; and dividend yield of 0%.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

The following is a summary of transactions pertaining to the Plans:

                                           2000                   1999                  1998
                                                 Weighted              Weighted               Weighted
                                                 Average               Average                 Average
                                    Shares      Exercise    Shares    Exercise    Shares      Exercise
                                    (000's)       Price     (000's)     Price     (000's)       Price
Outstanding, January 1                 649       $ 5.76       673       $ 5.95       871       $12.16

Granted                                 15       $ 3.66        20       $ 4.63       637         4.99

Exercised                               --           --        --           --        --           --

Forfeited or exchanged                (241)      $ 6.45       (44)      $ 8.24      (835)       11.69

Outstanding, December 31               423       $ 4.81       649       $ 5.76       673       $ 5.95

Options Exercisable, December 31       408       $ 4.86       633       $ 5.77       469       $ 6.23

The following is a summary of the status of stock options outstanding and exercisable under the Plans as of December 31, 2000:

                                       Stock Options Outstanding                Stock Options Exercisable

                                                                 Weighted
                                                Weighted          Average
                                                Average          Remaining                      Weighted
                    Range of        Shares      Exercise        Contractual     Shares      Average Exercise
                 Exercise Price    (000)'s       Price             Life        (000's)           Price
              $5.00                  342          $5.00         1.25 years        342            $5.00

              $3.50                  50           $3.50         6.50 years        50             $3.50

              $3.656 - $7.95         31           $4.86         2.78 years        16             $6.01

              Totals                 423          $4.81                           408            $4.86

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

13.   Related Party Transactions

Loans from related parties

On October 1, 1998, two bridge loans were made to the Company by Tamarix and by Mr. Bulgari to provide financing to Moto Guzzi in anticipation of the consummation of the merger with North Atlantic Acquisition Corp. (See Note 3). The loans were of US$ 2 million and Italian Lira 3,000 million with interest at 10% and a flat commission of 1%. Each loan was secured by 500,000 shares of Moto Guzzi common stock (207,337 shares of Moto Guzzi, following the merger with North Atlantic Acquisition Corp.). As an inducement for the loans to be made, the Centaurus warrants, which were exercisable at US$ 6.00 through May 1, 2000 were extended through May 1, 2002 and the exercise price reduced to US$ 5.50. The closing price of the Common Stock had been at US$ 5.00 or below in the preceding month and was at US$ 4.00 on October 1, 1998 when the loans were made.

The Company sought similar financing from unaffiliated third parties and the terms and conditions above were more favorable than any expressions of interest by third parties.

The Italian Lira 3,000 million loan was repayable to Mr. Bulgari on March 31, 1999, and was extended to April 30, 1999 and was repaid in May 1999. The US$ 2 million loan was repayable on completion of the merger of Moto Guzzi into North Atlantic Acquisition Corp., which occurred on March 5, 1999 and was extended, with particle payments of US$ 300,000 in May and August 1999, and the balance in November 1999. At the end of 1999, the Company owed Tamarix Italian Lira 173 million.

Tamarix Capital Corporation / Mr. Mark Hauser

Details of agreements with Tamarix Capital Corporation to provide financial services to the Company are described in Note 12. Mark Hauser, a principal of Tamarix Capital Corporation, became Chief Executive Officer of the Company commencing May 1, 1998. The terms of his 3-year employment contract with the Company provided for compensation of US$ 160,000 per year and the grant of 130,000 shares of the Company with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 130,000 options exercisable at US$ 5.00. Cash compensation under the contract with Tamarix Capital Corporation and the employment contract with Mark Hauser is payable only when the Company has sufficient cash to meet its financial commitments for 12 months. No cash compensation under the agreements was paid in 1998. The Company met this test in 1999, paying a portion of the accrued compensation in 1999. In March 1999, pursuant to the merger of the Company's Moto Guzzi subsidiary with North Atlantic (See Note 3), Mark Hauser became Executive Chairman and a director of the merged company. The position included annual compensation of US$ 90,000 plus US$ 108,000 for expenses of maintaining the U.S. corporate office for Moto Guzzi, and other expenses related to administration and regulatory matters. 150,000 options to acquire stock of Moto Guzzi at US$ 10.6875 were also issued to Mr. Hauser. This agreement was terminated in April 2000 in connection with the sale of Moto Guzzi operations to Aprilia.

Mr. Emanuel Arbib

As described in Note 8, Emanuel Arbib was paid US$ 250,000 in the form of 5% convertible debentures in connection with the issuance of US$ 6 million of such debentures to Italian institutional investors in December 1998. This loan was repaid in July 2001 with Mr. Arbib accepting US$ 218,750 in full

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

settlement as described in Note 18. The Company entered into a three-year consulting contract commencing May 1, 1998 with Emanuel Arbib as Chief Financial Officer of the Company. The terms of the contract provide for compensation of US$ 100,000 per year, issuance of 75,000 shares of the Company with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and options to purchase 65,000 shares exercisable at US$
5.00. Cash compensation under the employment agreement is deferred until the Company has sufficient cash to meet its financial commitments for the following 12 months. No cash compensation under the agreement was paid in 1998. The Company met this financial test in 1999 and began making payments in 1999. In December 1999, Emanuel Arbib was appointed joint-CEO of the Company, though his compensation arrangements were unchanged. In March 1999, pursuant to the merger of the Company's Moto Guzzi subsidiary with and into North Atlantic (See Note
3), Emanuel Arbib became a director of Moto Guzzi and entered into a consulting contract to provide financial consulting services, with an annual compensation of US$ 90,000. 30,000 options to acquire stock of Moto Guzzi at US$ 10.6875 were also issued to Mr. Arbib. This agreement was terminated in April 2000 in connection with the sale of Moto Guzzi operations to Aprilia.

Mr. William Spier

In August 1999, William Spier, a director of the Company from May 1997 to December 1999 and director of Moto Guzzi from March 1999, made an advance of US$ 250,000 to the Company's Moto Guzzi subsidiary. Entities associated with Mr. Barry Fingerhut, a Director of Moto Guzzi from March 1999, also advanced US$ 1,000,000. The total of US$ 1,250,000 (Italian Lira 2,405 million) is included as advances for subsidiary stock subscription in the balance sheet at December 31, 1999. The advances, together with other advances to Moto Guzzi by the Company in 2000 and funds raised from an Italian institutional investor, were converted into Series B Preferred Stock of Moto Guzzi in February 2000. Interest was payable at 7% on the advances through their February 2000 conversion into Series B Preferred Stock of Moto Guzzi. The Series B Preferred Stock was redeemed in full in September 2000. See Note 5.

TIM disposal

In January 2000, the Company sold its management services subsidiary to its management in exchange for 55,000 shares of the Company with a fair value of Italian Lira 390 million at the date of sale.

See "Centerpoint Loan to the Company" under Note 18 "Subsequent Events" for additional related party transactions. Also see Note 12 above in respect of warrants held by Messrs. Hauser, Arbib and Bulgari or their associates which were re-priced in 2000 and their expiry date extended.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

14.   Export sales and Geographic Information

Net sales, primarily management services, by destination were as follows:

                              2000           2000          1999          1998
                             (000s)       (000,000s)    (000,000s)    (000,000s)

United States                   --              --             91             43
Italy                           --              --          1,896          3,732
                            ------           -----          -----          -----
                                --              --          1,987          3,775
                            ======           =====          =====          =====

Identifiable assets:                         2000         2000           1999
                                            (000s)     (000,000s)     (000,000s)

      Italy                                 19,342         39,871          9,344
      United States                          3,802          7,837         12,798
      Elsewhere                              1,169          2,409          1,564
                                            ------         ------         ------
                                            24,313         50,117         23,706
                                            ======         ======         ======

Assets held elsewhere principally relate to cash and receivables held by Trident Rowan International SA, a Luxembourg company that owned LITA until its disposal in 2000.

15.   Concentration of Credit Risks

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities in the customer base. The Company maintains cash and cash equivalents and short and long-term investments with various financial institutions of national standing in Italy and the United States.

16.   Financial Instruments

The Company does not enter into foreign exchange contracts in the normal course of its operating activities. In 1998, the Company made forward purchases of US$ 4,000,000 as partial coverage of its US dollar share repurchase commitments at June 30, 1998 but has not entered in any other hedging transactions.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

o Cash and cash equivalents: the carrying amount of cash and cash equivalents reported by the Company approximates their fair value.

o Short and long term debt: the carrying amount of the Company's borrowings under its short-term credit arrangements approximates their fair value. The fair values of the Company's long-term debt are estimated using cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

o Fixed interest securities have maturities from one to three years: fair values for marketable quoted securities are based on market prices and for non-marketable securities, is estimated using discounted cash flow analysis based on similar investments available as at the balance sheet date.

There are no significant differences between fair value and carrying value for any of the Company's financial instruments as at December 31, 2000 and 1999.

17.   Claims and Litigation

At December 31, 2000, the Company's claim and litigation accrual relates primarily to two cases. The first claim, the Wilson Litigation, related to a burn sustained by a customer who was using a starter manufactured by a former operating entity of the Company. In 1999, the Company recorded an additional charge of Italian Lira 2,970 million. At the end of 1999 and 2000, the total claim amount of US$ 2,050,000 is reserved. The remaining balance at December 31, 2000 of approximately Italian Lira 824,400, relates to primarily the Rawlings case in which the Company was potentially liable for certain hazardous waste on a former property. See further discussion regarding claims and litigation in
Note 18 Subsequent Events.

18.   Subsequent events

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

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

Dispute with IMI concerning its fees

IMI, Centerpoint's investment adviser in connection with the sale of Moto Guzzi, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of Centerpoint, IMI was paid Italian Lira 11,401 million, for fees and expenses claimed by IMI under its engagement letter with the Company and OAM. IMI also paid Studio Carnelutti, Centerpoint's Italian legal counsel, Italian Lira 505 million with the remaining proceeds of Italian Lira 60,293 million paid to Centerpoint. Since early July 2000, the Company and Centerpoint have disputed IMI's interpretation of the calculation of the fee under its engagement letter. The dispute relates to the respective interpretations of the Company, Centerpoint and IMI of the term "Total Transaction Value" used in the engagement letter. Since that time, the Company sought to negotiate with IMI concerning its fee. IMI refused to engage in negotiations and did not present any calculation of the fee to the Company or Centerpoint prior to the closing. After the closing and actual payment to IMI of the alleged fee, IMI presented a calculation and

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

an invoice to Centerpoint for fees and expenses alleged by IMI due under the engagement letter in the amount of Italian Lira 11,401 million. In addition to disputing the amount of the fee paid to IMI, the Company and Centerpoint believe that IMI had no right to deduct the fee from the sale proceeds, as Centerpoint was not a party to the engagement letter, and did not consent to any such deduction. On February 11, 2002 Centerpoint brought a suit against IMI before the Civil Section of the Court of Milan, Italy seeking reimbursement of Italian Lira 8,766 million (approximately US$ 4,253,000) of the Italian Lira 11,401 million (US$ 5,532,000) paid to IMI at the closing. At the first hearing with respect to the claims, on July 2, 2002, IMI's legal counsel filed a Defense Pleading requesting among other things, the rejection of the claims, and the joining of the Company as a party to the litigation. A hearing with respect to the case was held on November 15, 2002, at which time the judge determined that the parties were not amenable to settling the litigation. A further hearing was held on February 6, 2003, at which time the judge fixed May 2, 2003 as the deadline for each party to file a pleading summarizing the such party's requests for evidences, set June 2, 2003 as the date for each party to respond to the other party's pleading, and set October 14, 2003 as the trial date for a decision on the case.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration

Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Italian Lira 9,375 million of the proceeds of the sale were placed into escrow.

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

On June 4, 2001 Aprilia's legal counsel sent a letter to Centerpoint which reiterated the claims in its December 21, 2000 letter and alleged the following:
(i) that the cost of the recall campaign was estimated by Aprilia to be approximately Italian Lira 4,500 million, which exceeded the Management Date Financial Statement amount with respect to the recall campaign by Italian Lira 2,676 million, (ii) that technical problems related to various motorcycles were likely to cost Aprilia approximately Italian Lira 5,308 million, and that such technical problems had not been disclosed to Aprilia in connection with the sale of the Moto Guzzi operations to Aprilia, and that Aprilia was entitled to reimbursement of such costs, (iii) that Aprilia was entitled to reimbursement of Italian Lira 148.5 million incurred by Aprilia in connection with the termination of Mr. Roeth, an executive of MGI Motorcycle GmbH, (iv) that Aprilia was entitled to reimbursement of Italian Lira 378 million in respect of unjustified credit notes issued by MGI Motorcycle GmbH in favor of dealers and distributors, and (v) that breaches of accounting principles by Moto Guzzi North America entitled it to claims against Centerpoint in the amount of Italian Lira 1,100 million (collectively with (i), (ii), (iii) and(iv), the "Alleged Claims").

On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Italian Lira 7,611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Italian Lira 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims.

Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milan, Italy to hear the case. The company is requesting restitution of the Italian Lira 7,611 million (approximately US$ 3,692,000) paid to Aprilia, plus interest and costs. The Arbitration committee was constituted on November 16, 2001, and a decision is expected to be rendered in the second half of 2003.

Bion Transaction

The Board of Directors of Centerpoint met to evaluate the alternative strategies and investments available to it. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Centerpoint Board their conclusions on a number of potential investments. In December 2001, the Centerpoint Board resolved to approve the acquisition of 19,000,000 shares of Bion, an environmental service company focused on the needs of confined animal feeding operations. Bion is engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Bion's waste remediation service business provides confined animal feeding operations (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, Bion treats their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications. Unrestricted stock of Bion is traded on the OTC/BB market under the ticker "BNET".

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

December 31, 2000

Notes To Consolidated Financial Statements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2002 Arthur Andersen S.p.A., the Company's auditor, entered into an agreement with the national Italian practice of Deloitte Touche Tohmatsu ("DTT") that provides for the association of the ex Arthur Andersen S.p.A. (now Deloitte & Touche Italia S.p.A.) with those national practices (and therefore with DTT).

PART III

Item 10. Directors and Executive Officers of the Registrant

The following information concerns the directors, officers, key employees of and consultants to the Registrant.

Directors

As of December 31, 2000 the Directors of the Company were as follows:

Name                         Age    Position
----                         ---    --------
Mark S. Hauser ...........   45     President and Joint Chief Executive Officer,
                                    Director
Emanuel Arbib ............   35     Joint Chief Executive Officer, Director
Howard E. Chase ..........   66     Director
Gianni Bulgari ...........   65     Director
Duncan Chapman(1)  .......   49     Director
Andrea Della Valle(2) ....   43     Director
Mark B. Segall(2) ........   40     Director and Secretary

----------
(1) Independent director nominated by Mark Hauser in accordance with the provisions of the Settlement Agreement.

(2) Independent director nominated by Gianni Bulgari in accordance with the provisions of the Settlement Agreement.

Duncan Chapman resigned as a Director of the Company on April 19, 2002 and Andrea Della Valle resigned as a Director of the Company on May 15, 2002.

Mark S. Hauser, President and Chief Executive Officer of the Company from March 1998 through December 1999, and President and Joint Chief Executive Officer of the Company since December 1999, became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. Mr. Hauser is a Managing Director of FdG Associates, a private equity fund. He is an attorney and a founder and Managing Director of Tamarix Capital Corporation, a New York-based merchant and investment-banking firm. Between 1986 and 1990, Mr. Hauser was Managing Director of Ocean Capital Corporation, an international investment-banking firm. In 1991, Mr. Hauser founded Hauser, Richards & Company, also an international investment banking firm.

Emanuel Arbib, was the Company's Chief Financial Officer from March 1998 through 1999, and has been the Joint Chief Executive Officer since December 1999. He became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. He is the Managing Director of Capital Management Ltd, an international money management firm based in Jersey, Channel Islands. He is also the co-founder and Managing Director of Global Investment

Advisors, a London-based investment company. Since June 1998, he has served as a director of and chief executive officer of Integrated Asset Management plc, a U.K. publicly traded company. Since January 1996, he has served as Managing Director of BioSafe Europe, an affiliate of BioSafe International Inc., a publicly traded company engaged in waste management and landfill reclamation. From September 1996 to November 1997, he served as a director of International Capital Growth Ltd., and its European subsidiary, Capital Growth (Europe) Ltd., investment-banking firms. From 1990 until 1991, Mr. Arbib headed the Italian desk for Eurobond sales at Prudential Bache Securities (UK) Ltd.

Howard E. Chase has served as a Director of the Company since 1971, as Chairman of the Board of Directors and Secretary of the Company until September 1999 and as Company counsel from 1971 until September 1995 and as President and Chief Executive Officer of the Company from October 1995 to March 1998. He is also President of Carret Holdings, Inc., an asset management company. He has also served as Vice-President of the Company from 1986 to October 1995; a partner of Morrison Cohen Singer & Weinstein, LLP from April 1984 until September 1995; and a director of Thoratec Corporation, a NASDAQ-traded company, since 1987 and International Diamalt Co., Ltd., a U.K. based company. Mr. Chase became a director of Bion, a publicly held Colorado corporation, in January 2002.

Gianni Bulgari was Chairman of the Board of Directors of FILA Holdings, S.p.A., a sportswear maker, from 1989 until 1998. From 1966 until 1987 he served as a Chairman of the Board of Directors and Chief Executive Officer of "BULGARI," a family-owned jewelry business.

Duncan Chapman has been a principal at Butler, Chapman & Co., a private New York-based investment-banking firm for more than the past five years. Mr. Chapman resigned as a Director of the Company on April 19, 2002.

Andrea Della Valle has served as Executive Director for Lehman Brothers (Milan) since 1988. From 1986 until 1988 he served as director for Lehman Brothers (Switzerland). Mr. Della Valle resigned as a Director of the Company on May 15, 2002.

Mark B. Segall was a partner at Kramer Levin Naftalis & Frankel LLP ("Kramer Levin"), a New York law firm until October 1999. In October 1999, he became a Senior Vice President and the General Counsel at Investec Ernst & Company, and in October 2001 President and CEO of Investec Inc. Kramer Levin represented the Company in its December 1999 Debenture offering, and since that time has rendered legal services to the Company on request. Until the end of September 1999, Kramer Levin provided legal services to Gianni Bulgari in connection with the Settlement Agreement by and among the Company, Mark Hauser, Gianni Bulgari, Howard Chase, Emanuel Arbib and William Spier. Prior to that, Kramer Levin provided advice to Ixion LDC (which was controlled by Gianni Bulgari and Emanuel Arbib), an affiliate of Tamarix Investors LDC, an affiliate of Mark Hauser, Gianni Bulgari, Emanuel Arbib and William Spier.

The Board of Directors established an Audit Committee in 1995, which until December 6, 1999 consisted of Howard E. Chase and Deborah S. Novick. The Audit Committee is charged with the responsibility to review the performance of the independent accountants as auditors for the Company, discuss and review the scope and the fees of the prospective annual audit, review with the auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review their final report with the auditors, review with the auditors overall accounting and financial controls, and be available to the auditors during the year for consultation purposes. In addition, the Audit Committee is charged with conducting an appropriate review of all related party transactions on an ongoing basis and a review of potential conflict of interest situations. The Board of Directors has established a Compensation Committee that is charged with the responsibility to review and make recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and key employees of the

Company. All of the current members of the Board of Directors attended at least 75% of the meetings held in each of 1998 and 1999.

Each of Messrs. Chase and Hauser were directors of Centerpoint an affiliate of the Company and a company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the years ended December 31, 2000 and December 31, 2001. Each of Messrs. Chase and Hauser resigned from Centerpoint in January 2002 following the Sale of the Centerpoint Shares to Bion. None of the other above-described persons is a director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940.

Executive Officers

                                         Position with Company and Business
     Name                         Age    Experience During Past Five Years
     ----                         ---    ---------------------------------

     Mark S. Hauser ........
     Howard Chase ..........
     Emanuel Arbib .........

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for the three fiscal years ended December 31, 2000, 1999 and 1998 the cash and certain other compensation paid or accrued for those years to the President of the Company and each of the other five most highly compensated executive officers of the Company other than the President whose aggregate annual salary and bonus exceeded US$ 100,000 in the Company's fiscal year ended December 31, 2000 ("Named Executive Officers") in all the capacities in which they served:

SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                            Compensation Awards
                                                                                            -------------------
                                              Annual                  Other
                                              Compensation            Annual                Restricted        Options/
Name and Principal Position           Year    Salary (Lira/$)(1)      Compensation          Stock             SARs (#)(6)
---------------------------           ----    ------------------      ------------          -----             -----------
Mark S. Hauser(2)                     2000    $235,000                $90,000               -0-               -0-
President and Chief Executive
Officer since March 1998              1999    $235,000                $90,000               $552,000          132,000
                                                                                                              (See
                                      1998    $106,667                -0-                   -0-               option/warrant
                                                                                                              repricing below)

Emanuel Arbib(3)(5)                   2000    $100,000                -0-                   -0-               (See warrant
Chief Financial Officer since March                                                                           repricing below)
1998                                  1999    $125,000                $250,000              $301,172

                                      1998    $66,667                 -0-                   -0-

Howard E. Chase(5)                    2000    $0                      -0-                   -0-               -0-
President and Chief Executive
Officer from October, 1995 until
March, 1998                           1999    $145,000                -0-                   -0-               -0-

                                      1998    $250,000                -0-                   -0-               -0-

Albino Collini                        2000                            -0-                   -0-               -0-
Executive Vice President from
October, 1995 until March 1998        1999    Lira 267,000,000        -0-
                                              ($138,773)                                    -0-                -0-

                                      1998    Lira  381,150,000/      Lira 82,800,000/
                                              ($230,163)              ($50,000)             -0-               -0-

Mario Tozzi-Condivi (4)               2000    -0-                     -0-                   -0-               -0-
Vice Chairman from October, 1995
until March 1998                      1999    $96,238                 $69,000               -0-               -0-

                                      1998    Lira 199,830,000/       Lira 89,813,999/      -0-               -0-
                                              ($120,670)              ($54,235)

Nick Speyer (5)                       2000    -0-                     -0-                   -0-               -0-
Chief Financial Officer of
Centerpoint                           1999    $160,000                -0-                   -0-               -0-

                                      1998    $113,464                -0-                   -0-               -0-

Domenico Costa                        2000    -0-                     -0-                   -0-               -0-
President of TIM
                                      1999    Lira 267,000,000        -0-                   -0-               -0-
                                              ($138,773)
                                      1998    Lira  412,000,000/      -0-                   -0-               -0-
                                              ($248,792)

The aggregate amount of all perquisit es and other personal benefits paid to each of the Named Executive Officers did not exceed the greater of US$ 50,000 or 10% of such Officer's salary.

(1) Lira amounts have been converted to dollars at the rate of 2061 Lira per U.S. dollar, the approximate rate in effect on December 31, 2000.

(2) 2000 and 1999 compensation includes cash compensation received from Centerpoint (formerly Moto Guzzi), a subsidiary of the Company through January 15, 2002 and the value office space provided to Mr. Hauser in 1999 and 2000. Includes warrant and option repricing in 2000 described below.

(3) Other Annual Compensation for Mr. Arbib in 1999 includes the US$ 250,000 5% Convertible Debenture issued in connection with Mr. Arbib's efforts in placing US$ 6,000,000 of such Debentures in 1999. In July 2002, Mr. Arbib accepted US$ 218,750 as payment in full on the Debentures. Includes warrant repricing described below

(4) The above amounts plus expenses were paid to Como Consultants Limited, an Isle of Jersey company, which provides the Company with the services of Mr. Tozzi-Condivi. No other form of compensation was paid to Como Consultants or to Mr. Tozzi-Condivi.

(5) Compensation includes cash compensation received from Centerpoint (formerly Moto Guzzi) , a subsidiary of the Company and other subsidiaries of the Company.

(6)   See "Warrant and Option Repricing " below.

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

The terms of Mr. Hauser's employment contract with the Company provide for compensation of US$ 160,000 per year and provided for the issuance of 130,000 shares of the Company's Common Stock with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 130,000 options exercisable at US$ 5.00 per share. Pursuant to the Settlement Agreement, Mr. Hauser has agreed that his compensation will terminate upon, and as of, any liquidation of the Company.

Cash compensation under the contract with Tamarix Capital Corporation and the employment agreement with Mr. Hauser was originally payable only when the Company had sufficient cash to meet its financial commitments for the following 12 months, and no cash compensation under the agreements was paid in 1998.

From March 1999 through April 2000 Mr. Hauser was engaged as Executive Chairman of Moto Guzzi, the Company's subsidiary, at a salary of US$ 90,000 per year plus reimbursement of expenses and the grant of stock options.

In February 2000, in connection with the Company's proposed upcoming auction of the Moto Guzzi operations, the Company and Mr. Hauser renegotiated Mr. Hauser's employment agreement and compensation arrangements and agreed that (i) Mr. Hauser's employment agreement with Moto Guzzi would terminate effective immediately and that Mr. Hauser would be paid not more than US$ 250,000 in severance in connection with such termination out of the proceeds of the Moto Guzzi closing (US$ 169,500 was eventually received by Mr. Hauser), (ii) Mr. Hauser would continue as Executive Chairman of Moto Guzzi without compensation,
(iii) all compensation under his employment agreement with the Company would be deferred until such time as the Company has adequate resources to pay such compensation, (iv) the executive office space of the Company in New Jersey would be combined with that of Moto Guzzi in New York, and that the Company and Moto Guzzi would pay Mr. Hauser only for his actual out of pocket expenses in connection with maintaining such offices, (v) Mr. Hauser would continue to serve as the Company's Co-Ceo, (vi) the exercise price of 402,185 of the 804,370 warrants issued to Mr. Hauser and his affiliates would be reduced to US$ 3.50 per share and the expiration date of such warrants would be extended to June 2007, and (vii) the exercise price of 50,000 of the 137,917 options issued to Mr. Hauser would be reduced to US$ 3.50 per share. All deferred amounts under Mr. Hauser's employment agreement were paid in 2001 and amounts are no longer deferred.

Mr. Hauser continued to serve as Executive Chairman of Centerpoint without compensation until his resignation in January 2002 in connection with Bion's acquisition of a controlling interest in Centerpoint.

Under the terms of the employment agreement entered into with Mr. Arbib in 1998, Mr. Arbib is entitled to compensation of US$ 100,000 per year and the issuance of 75,000 shares of the Company's Common Stock with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 65,000 options exercisable at US$ 5.00 per share. Cash compensation under the employment agreement was originally deferred and accrued, and no cash compensation under the agreement was paid in 1998. Those restrictions were satisfied in 1999 and the Company commenced payment of the accrued compensation in 1999. Mr. Arbib has agreed that his compensation will terminate upon, and as of, any liquidation of the Company.

From March 1999 through April 2000 Mr. Arbib was also engaged as a financial consultant to Moto Guzzi at compensation of US$ 30,000 per year plus reimbursement of expenses and the grant of stock options.

In February 2000, in connection with the Company's proposed upcoming auction of the Moto Guzzi operations, the Company and Mr. Arbib renegotiated Mr. Arbib's consulting agreement and compensation arrangements and agreed that (i) Mr. Arbib's consulting agreement with Moto Guzzi would terminate effective immediately and that Mr. Arbib would be paid US$ 37,900 in severance in connection with such termination out of the proceeds of the closing, (ii) all compensation under his employment agreement with the Company would be deferred until such time as the Company has adequate resources to pay such compensation,
(iii) Mr. Arbib would continue to serve as the Company's Co-Ceo, and (iv) the exercise price of 289,746 of the 645,630 warrants issued to Mr. Arbib and Gianni Bulgari and their affiliates would be reduced to US$ 3.50 per share. All deferred amounts under Mr. Arbib's employment agreement were paid in 2001 and amounts are no longer deferred.

Messrs. Howard E. Chase, Albino Collini and Domenico Costa had been engaged as executive officers of the Company or one of its subsidiaries under multi-year employment agreements that were terminated by mutual agreement effective December 1, 1997, in connection with the sale of TIM Messrs. Collini and Costa continued to serve as executive employees on an at-will basis, each at a base salary of Italian Lira 267 million. Mr. Chase was also engaged as Special Counsel to Moto Guzzi at annual compensation of US$ 60,000 plus reimbursement of expenses. This arrangement was terminated in April 2000 in connection with the sale of the Moto Guzzi operations. Mr. Chase was paid US$ 51,400 in connection with such termination, and was granted an option to purchase 10,000 shares of the Centerpoint Common Stock at an exercise price of US$ 3.50 per share, in consideration of his ongoing services to Centerpoint and consulting with respect to its litigation history. Mr. Chase continued to serve as a director of Centerpoint through January 2002. Mr. Chase resigned as a Director of Centerpoint in January 2002.

The compensation of the Named Executive Officers in 2000 was the result of the negotiated employment agreements described above and not the implementation of a compensation policy.

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

1995 NQ Plan

The Compensation Committee administers the 1995 NQ Plan. Members of the committee are not entitled to receive grants under the 1995 NQ Plan. The maximum number of options that any optionee may receive is 350,000 per calendar year.

All officers and employees who, in the opinion of the committee have made or are expected to make key contributions to the success of the Company are eligible to receive options under the Plan. The committee may determine, subject to the terms of the 1995 NQ Plan, the persons to whom options will be awarded, the number of shares and the specific terms of each option granted. Officers and key employees of companies acquired or operated by the Company or its subsidiaries may also be option recipients. The committee has not yet established specific performance or other criteria governing the granting of the remaining options. Options may not be granted at an exercise price below the fair market value on the date of grant.

If an option expires unexercised, is surrendered by the grantee for cancellation, is canceled or otherwise becomes unexercisable, the shares underlying the grant will again become available for the granting of new options under the 1995 NQ Plan.

The plan is subject to amendment by a majority of those members of the Board of Directors who are ineligible to receive options, but the Board of Directors may not (i) change the total number of shares of stock available for options; (ii) increase the maximum number of options; (iii) extend the duration of the plan;
(iv) decrease the minimum option price or otherwise materially increase the benefits accruing to recipients; or (v) materially modify the eligibility requirements.

1995 Directors' Plan

All non-employee directors, who were never previously employed by the Company or eligible to receive options, annually receive, on each January 2, options to purchase 5,000 shares under the 1995 Directors' Plan. Newly appointed or elected non-employee directors receive a grant upon taking office.

15,000 options were issued on January 3, 2000 at an exercise price of US$ 3.6525 and a further 15,000 options were issued on January 2, 2001 at an exercise price of US$ 0.75 per share. No director options were issued in January 2002 or January 2003. A total of 25,000 options under the plan were granted in 1998, and 15,000 options were granted in 1999. A total of 15,000 of the 1998 options and all of the 1999 options have been forfeited in connection with resignations of directors. Any options to be granted in future years will be exercisable at the reported closing price of the stock on January 2 of the year of grant. Options are not exercisable until the later of January 2 of the year succeeding the date of grant or six months following the date of grant.

The authority to grant options under the 1995 Directors' Plan will terminate on the earlier of December 1, 2005 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan, which is 150,000, 91,249 of which remained available for issuance on December 31, 1999. As of July 18, 2003, the date of this report, 30,834 director options are issued and outstanding and 119,166 are available for issuance.

The 1995 Directors' Plan may be amended by the Board of Directors' except that provisions thereof concerning granting of options may not be amended more than once every six months unless necessary to comply with the Internal Revenue Code or the Employee Retirement Income Security Act.

STOCK OPTION AND WARRANT REPRICING

In 1998, the Company cancelled stock options previously granted to the following Named Executive Officers, and issued new options at an exercise price of US$
5.00 per share, the then current market price of the Company's Common Stock:

             Name                          Cancelled            Exercise Price       Granted
             --------------------------    --------             -----------------    ------------------
             Howard E. Chase               300,000              $12.26               140,000
             Albino Collini                150,000              $12.26               50,000
             Mario Tozzi-Condivi           200,000              $12.26               50,000
             Domenico Costa                 60,000              $12.26               40,000

In February 2000, in connection with the proposed upcoming auction of the Moto Guzzi operations, the Company reduced the exercise price of the following stock options previously granted to the following Named Executive Officer to US$ 3.50 per share, the then current market price of the Company's Common Stock:

                                                                Original Exercise
             Name                          Options              Price                New Exercise Price
             --------------------------    --------             -----------------    ------------------
             Mark S. Hauser                50,000               $5.00                $3.50

In February 2000, in connection with the proposed upcoming auction of the Moto Guzzi operations, the Company reduced the exercise price of the following warrants previously issued to the following Named Executive Officers (or their affiliates) to US$ 3.50 per share, the then current market price of the Company's Common Stock, and extended the expiration date of such Warrants from June 2002 to June 2007:

                                                                Original Exercise
             Name                          Warrants             Price                New Exercise Price
             --------------------------    --------             -----------------    ------------------
             Mark S. Hauser                152,185              $5.50                $3.50
             Azzurra (Affiliate of Mark
             Hauser)                       250,000              $5.50                $3.50
             Simtov, LDC (Affiliate of
             Emanuel Arbib)                 99,212              $5.50                $3.50
             Gianni Bulgari                190,534              $5.50                $3.50

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at the end of 2000.

                                              Number of Shares             Number of Shares Underlying Unexercised
      Name                                 Acquired on Exercise(1)               Options/SARs at Fiscal Year-End
      ----                                 -----------------------         ---------------------------------------
                                                                             Exercisable            Unexercisable
                                                                             ------------------------------------
      Mark S. Hauser ...................             --                      137,917
      Emanuel Arbib ....................             --                       72,917
      Howard E. Chase ..................             --                      140,000

----------
(1)   None of the Named Executive Officers exercised any stock options in 2000.

Compensation of Directors

Non-employee members of the Board of Directors of the Company receive automatic annual grants of stock options for services rendered in their capacity as such, at a rate of 5000 per year. See "Stock Option Plans-1995 Directors' Plan." Officers of the Company or its subsidiaries who are members of the Board of Directors of the Company and employees receive compensation for services rendered in their capacities as officers only, and may be entitled to discretionary grants of stock options.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors established a compensation committee on October 28, 1995. The Company and each of its subsidiaries have, to date, addressed all compensation issues through its or their respective boards of directors. Of the present members of the Board of Directors, Messrs. Hauser, Arbib, Chase, served as executive officers and/or employees of the Company and/or one or more of the Company's subsidiaries in 2000.

Each of Messrs. Chase, Hauser, Arbib and Spier engaged in transactions with the Company during 2000 in addition to serving as a director and/or officer of the Company. See "Certain Relationships and Related Transactions" below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Security Holders

The following table sets forth certain information concerning the beneficial ownership of Common Stock as of May 16, 2003, the date of this report, by (i) each person who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each of the Company's directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.

                                                     Number of Shares         Percentage
      Name and Address of Beneficial Owner*        Beneficially Owned      Beneficially Owned
      -------------------------------------        ------------------      ------------------
      Mark S. Hauser ......................          1,571,866(1)(2)               32.6
      Gianni Bulgari ......................          1,468,827(2)(3)               33.0
      c/o Gruppo G.B. Bulgari
      via M. Mercati, 17A
      00187 Rome, Italy
      Emanuel Arbib .......................            475,972(2)(4)               10.9
      Howard E. Chase .....................            140,000(5)                   3.6
      Nick Speyer .........................             40,000(6)                    **
      Duncan Chapman ......................              5,000                       **
      Andrea della Valle ..................              5,000                       **
      Mark B. Segall ......................              5,000                       **
      Jan H. Loeb .........................            311,700                      7.5
      All directors and officers as a group          3,706,655                     64.8

----------
* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "COMMISSION") and generally includes voting or investment power with respect to securities. Shares of Common Stock, which would be issued upon the exercise of options or warrants that are currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

**    Less than one percent.

(1) Includes warrants to purchase 500,000 shares owned of record by Azzurra, Inc., a Delaware corporation controlled by Mr. Hauser, 682,579 shares owned of record by Tamarix Investors, LDC, a Cayman Islands Limited duration company controlled by Mr. Hauser and presently exercisable options to purchase 137,917 shares.

(2) As part of a reporting group, Mark Hauser, Tamarix Investors, Azzurra, Gianni Bulgari and Emanuel Arbib report beneficial ownership of 3,516,665 shares, consisting of 2,038,831 shares and warrants and options to purchase an additional 1,477,834 shares. Such group constitutes beneficial ownership of approximately 63.4% of all shares outstanding on a diluted basis pursuant to Regulation 13D-G under the Securities Exchange Act of 1934, as amended.

(3)   Includes warrants to purchase 381,067 shares from the Company.

(4) Includes warrants to purchase 264,563 shares owned of record by entities controlled by Mr. Arbib and options held by Mr. Arbib to purchase 72,917 shares.

(5)   Includes 140,000 presently exercisable options.

(6)   Includes 40,000 presently exercisable options.

Item 13--Certain Relationships and Related Transactions

Bion Investment by Centerpoint; Sale of Centerpoint Shares by OAM to Bion

In June 2001, with the consent of the Company, Centerpoint engaged the investment-banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives. From September 2000 through December 2001, with the knowledge and consent of the Company, the Company's principal subsidiary, Centerpoint, examined opportunities to acquire or merge with another operating business or businesses, as an alternative to liquidation.

In December 2001, Centerpoint's Board of Directors met to evaluate the alternative strategies and investments available to it. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Centerpoint Board of Directors their conclusions on a number of potential investments. After review of the possible investments, the Centerpoint Board of Directors resolved to approve the acquisition of 19,000,000 shares of Bion, a publicly-held Colorado corporation for an aggregate consideration of US$ 14,250,000 comprised of the following: (i) approximately US$ 8,500,000 in cash,
(ii) assignment of the Company's US$ 4.2 million Promissory Note, (iii) assignment of 65% of the Claims Against IMI, (iv) assignment of 65% of the Claims with Respect to the Escrow Account, and (v) assignment of all of Centerpoint's rights under the Loan Agreement dated June 13, 2001 between Centerpoint and the Company. The approval was subject to the satisfaction of a number of conditions, including the Company's and OAM's release of Centerpoint from its liquidation obligations under the April 14th Letter.

In early January 2002 the Board of Directors of OAM, a subsidiary of the Company and the majority stockholder of Centerpoint, met and approved the sale of 3,459,997 shares of common stock of Centerpoint owned by OAM (representing all of the shares of Centerpoint owned by OAM) to Bion pursuant to a Stock Purchase Agreement dated as of January 15, 2002, for the following consideration: (i) 1,000,000 restricted shares of Bion Common Stock, (ii) a warrant to purchase 1,000,000 shares of Bion Common Stock for a purchase price of US$ 0.90 per share, (iii) US$ 3,700,000 in cash, (iv) the assignment to OAM of the Company's US$ 4.2 million Promissory Note, and the principal and interest payable there under, (v) assignment of a 65% interest in the Claims Against IMI, (vi) assignment of a 65% interest in the Claims with Respect to the Escrow Account, and (vii) assignment of all of Centerpoint's rights under the Loan Agreement dated June 13, 2001 between Centerpoint and the Company.

On January 15, 2002, Centerpoint closed on its purchase of the Bion Shares, and immediately upon the consummation of the purchase of the Bion Shares, OAM and Bion closed on the Sale of the Centerpoint Shares.

In connection with the Bion Investment, and the Sale of the Centerpoint Shares, the Company and OAM waived their rights to cause Centerpoint to proceed with liquidation and released Centerpoint from such obligations and Centerpoint approved the Sale of the Centerpoint Shares by OAM.

In connection with the assignment of the Claims Against IMI and the Claims with Respect to the Escrow Account, OAM agreed that it will continue to administer any litigation related to, settlement of, or other resolution of such claims, to the best of its ability, on behalf of both OAM and Centerpoint as Centerpoint's duly authorized agent.

For further details concerning the Bion Investment and Sale of the Centerpoint Shares, and various agreements among Bion, Centerpoint and the Company, please see "Subsequent Events" above.

Warrant and Option Repricing

In February 2000, in connection with the proposed upcoming auction of the Moto Guzzi operations, the Company (i) reduced the exercise price of options to purchase 50,000 shares of the Common Stock previously granted to Mark Hauser from US$ 5.00 per share to US$ 3.50 per share, the then current market price of the Company's Common Stock, and (ii) reduced the exercise price of the following warrants previously issued to the following Named Executive Officers (or their affiliates) to US$ 3.50 per share, the then current market price of the Company's Common Stock, and extended the expiration date of such Warrants from June 2002 to June 2007:

                                                         Original Exercise     New Exercise
      Name                                 Warrants      Price                 Price
      ----                                 --------      -----------------     ------------
      Mark S. Hauser                       152,185       $5.50                 $3.50
      Azzurra (Affiliate of
      Mark Hauser)                         250,000       $5.50                 $3.50
      Simtov, LDC (Affiliate
      of Emanuel Arbib)                     99,212       $5.50                 $3.50
      Gianni Bulgari                       190,534       $5.50                 $3.50

Issuance of 5% Debentures and Lending of Proceeds; Centerpoint Loan and early payoff of Debentures

On December 28, 1999, the Company issued US$ 6 million of 5% Convertible Debentures Due December 28, 2001 to provide funds for Moto Guzzi and for general corporate purposes. In connection with raising these funds, the Company issued a US$ 250,000 5% Convertible Debenture on the same terms as for the US$ 6 million raised to Emanuel Arbib, joint-CEO of the Company, for his efforts in connection with such placement. The Company also paid US$ 360,000 to an Italian intermediary and US$ 60,000 plus US$ 26,106 for legal expenses to Investec Ernst in connection with the placement. Mark Segall, a director of the Company was an executive officer of Investec Ernst at the time of the transaction and is currently an executive officer of Investec Inc.

On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company US$ 4,200,000, in order to enable to payoff the Debentures. On June 13, 2001 Centerpoint made the Centerpoint Loan and the Company issued Centerpoint the Company's Promissory Note and on June 15, 2001 the Company paid the holders of US$ 6,000,000 of the Debentures US$ 4,207,500 in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. In July 2000 Emanuel Arbib, the holder of the remaining US$ 250,000, accepted US$ 218,750 from the Company as payment in full on such Debentures. Further details concerning the early payoff of the Debentures and the Centerpoint Loan are set forth above under "Centerpoint Loan; Early Payoff of the Company's 5% Debentures."

Issuance and Redemption of Series B Preferred Stock

On February 25, 2000, Moto Guzzi, the Company's majority owned subsidiary, issued 123,500 shares of a new Series B Preferred Stock to Fineco Sim S.p.A., an Italian institutional investor ("Fineco"), and affiliates of Fineco, the Company, OAM, a majority-owned subsidiary of the Company ("OAM"), and William Spier, a director of Moto Guzzi and the Company, and Wheatley Partners LP and Wheatley International Partners LP, each of which is an affiliate of Barry Fingerhut, a director of Moto Guzzi, for US$ 100 per share (an aggregate price of US$ 12,350,000). The shares were issued as follows (i) 60,000 to Fineco and its affiliates for cash, (ii) 35,000 shares to the Company for cash, (iii) 16,000 to OAM in repayment of outstanding loans due to OAM, (iv) an aggregate of 10,000 shares to Wheatley Partners and Wheatley International Partners, in repayment of loans made by them to Moto Guzzi, and 2,500 shares to Mr. Spier in repayment of loans made by him to Moto Guzzi.

In connection with issuance of the Series B preferred stock, Centerpoint agreed to issue 300,000 shares of Class A common stock to the Company for a purchase price of US$ 0.01 per share, in consideration of Trident Rowan's participation in the Series B financing and their successful efforts to get Fineco, S.p.A. to subscribe for Series B shares. These 300,000 shares were issued in July 2000 and the amount of Italian Lira 3,347 million, representing the fair value of the shares at the date of the issuance of the Series B Preferred Stock has been charged to the income statement. Additionally, in connection with Fineco's purchase of the Series B shares Centerpoint paid a commission of US$ 180,000 to Andrea delle Valle, a director of the Company, and paid US$ 80,000 to Investec Ernst, an investment banking firm, where Mark Segall, a director of the Company, was an executive officer.

In July 2000 Moto Guzzi entered into an agreement with the Series B preferred stockholders in which it agreed to redeem the Series B preferred stock by September 30, 2000, in exchange for their agreement not to convert their Series B preferred stock into Class A common stock prior to that date.

Moto Guzzi closed on the sale of its operating subsidiaries on September 6, 2000 and in the last week of September 2000 it redeemed in full all outstanding shares of Series B Preferred Stock for a price equal to US$ 100 per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (approximately Italian Lira 28,300 million at the prevailing exchange rate).

April 14th Share Purchase Agreement

The Share Purchase Agreement providing for the sale of Centerpoint's operating subsidiaries to Aprilia (described above) contained a condition that OAM (the holder of approximately 58% of the issued and outstanding shares of Centerpoint's Class A common stock, and a subsidiary of the Company) agree to vote its capital stock for the sale, and by letter to Aprilia dated April 14, 2000, OAM agreed, among other things, to vote its shares for the sale.

In order to induce OAM to deliver its letter to Aprilia, Centerpoint agreed with OAM and the Company by letter dated April 14, 2000 that, among other things, it would pay IMI's fees in connection with the sale. The April 14th letter was amended on June 8, 2000 to provide, among other things, that Centerpoint would, as promptly as practicable after the closing of the sale, but in no event later than 90 days following the closing, hold a meeting of stockholders to consider and vote upon a proposal to liquidate all of Centerpoint's assets and dissolve itself. The date for proceeding to propose liquidation was subsequently extended by the Company and OAM to July 15, 2001.

In connection with the sale, Aprilia required the terminations of certain of Moto Guzzi's executives and further required that Moto Guzzi pay all costs of such terminations. Accordingly, Moto Guzzi agreed to pay severance to two of its directors, Mark S. Hauser and Howard E. Chase, and to Emanuel Arbib, one of its former directors, of US$ 169,500, US$ 51,400 and US$ 37,900, respectively, in exchange for termination of their employment and consulting agreements with Moto Guzzi.

Issuance of Warrant to OAM

In connection with OAM continuing to provide loans to and guaranteeing certain credit lines to Moto Guzzi S.p.A. in 1999, in 2000 Centerpoint issued a warrant to OAM to purchase 100,000 shares of its common stock at US$ 0.01 each. OAM exercised this option in 2000.

Centerpoint Engagement of Investec Ernst to explore Strategic Alternatives

In June 2001, with the consent of the Company, Centerpoint engaged the investment-banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives, including potential acquisitions and investments. In connection with its review of investment alternatives the Company paid Investec US$ 125,000 in cash and issued Investec a warrant to purchase 59,375 shares of Common Stock of Centerpoint at an exercise price of US$ 3.00 per share. Mark Segall, a Director of the Company, was at the time of the engagement a Senior Vice President and General Counsel of Investec Ernst, and is currently the President and CEO of Investec Inc.

Company's Engagement of Investec Inc. to explore Strategic Alternatives

In May 2002 the Company engaged the investment-banking firm of Investec Inc. to assist it in its evaluation of strategic alternatives, including potential acquisitions and investments. Mark Segall, a Director of the Company, is the President and CEO of Investec Inc.

Disposal of TIM to affiliates of Albino Collini, a Director of the Company

Effective January 1, 2000, the Company disposed of TIM, its temporary management services subsidiary. TIM was sold to two companies affiliated with Albino Collini, a Director of the Company through December 1999 for 55,000 shares of the Company's Common Stock with a fair value of Italian Lira 320 million at the date of sale. The Company has recorded an impairment loss of Italian Lira 400 million as at December 31, 1999 in respect of the trademarks of TIM, to reflect the post year-end disposal.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5, which have been filed with the Securities and Exchange Commission with respect to transactions that occurred in 2000, it appears that all officers and/or directors of the Company complied with their Section 16 reporting requirements.

PART IV

Item 14. Controls and Procedures.

The information required by Item 307 of Regulation S-K is not required for annual reports for the calendar year 2000.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)   Contained in Item 8 of this Report.

      (2)   Contained in Item 8 of this Report.

      (3)   Contained in paragraph (c) below.

The Company did not file any Current Reports on Form 8-K during the three-month period ending December 31, 2000.

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

4.7           Warrant Agreement dated October 1, 1998 between the
              Company and Ixion, LDC (filed as Exhibit 4.4 to November 17, 1998 Current Report on Form 8-K).

10.1 1995 Non-Qualified Stock Option Plan (filed as Exhibit A to the Company's Preliminary Proxy Statement filed May 24, 1996).

10.2          1995 Director's Plan (filed as Exhibit B to the
              Company's Preliminary Proxy Statement filed May 24,
              1996).

10.3 Description of 8% 2-year promissory notes issued in connection with the Company's Stock Repurchase Plan included in the Company's Schedule 13E-4 dated September 20, 1996 (filed as Exhibit 10.23 to 1996 Annual Report on Form 10-K).

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

10.6          Employment Agreement dated March 25, 1998 with Mark S.
              Hauser (filed as Exhibit 10.1 to the March 31, 1998
              Quarterly Report on Form 10-Q).

10.7 Novation of March 7, 1997 agreement with Tamarix Capital Corp. (filed as Exhibit 10.2 to March 31, 1998 Quarterly Report on Form 10-Q).

10.8 Agreement and Plan of Merger dated August 18, 1998 between Moto Guzzi and North Atlantic Acquisition Corp. and the Company (filed as Exhibit 10.1 to December 11, 1998 Current Report on Form 8-K).

10.9 First Amendment dated December 3, 1998 to Agreement and Plan of Merger dated August 18, 1998 (filed as Exhibit
              10.2 to December 11, 1998 Current Report on Form 8-K).

10.10         Consulting Agreement dated March 25, 1998 with Emanuel
              Arbib.

10.11 Stock Purchase Agreement by and between OAM and Bion dated as of January 10, 2002 (incorporated by reference to Exhibit 3 to Amendment No. 2 to the Centerpoint
              Schedule 13D dated January 24, 2002).

21. Subsidiaries: The Company's significant subsidiaries, the jurisdiction of their incorporation and nature of their respective activities is contained in this Report.

31.1          Certification of Mark S. Mauser, President and Joint Chief
              Executive Officer.

31.2          Certification of Emanuel Arbib, Joint Chief Executive Officer.

(b)           None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ROWAN GROUP, INC.


July 18, 2003                       /s/ Mark S. Hauser
                                    --------------------
                                    Mark S. Hauser
                                    President and Joint Chief Executive Officer


July 18, 2003                       /s/ Emanuel Arbib
                                    -----------------------
                                    Emanuel Arbib
                                    Joint Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

July 18, 2003                                   /s/ Emanuel Arbib
                                                --------------------------
                                                Emanuel Arbib, Director

July 18, 2003                                   /s/ Howard E. Chase
                                                --------------------------
                                                Howard E. Chase, Director

July 18, 2003                                   /s/ Mark S. Hauser
                                                --------------------------
                                                Mark S. Hauser, Director

July 18, 2003                                   /s/ Gianni Bulgari
                                                --------------------------
                                                Gianni Bulgari, Director

July 18, 2003                                   /s/ Mark B. Segall
                                                --------------------------
                                                Mark B. Segall, Director

Appendix A to Item 601(c) of Regulation S-K (Article 5 of Regulation S-X) Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated December 31, 2000 and is qualified in its entirety by reference to such financial statements.

Period 12 months
Fiscal Year End December 31, 2000
Period End December 31, 2000

Item No.                   Item Description                                                    Amount*
--------                   ----------------                                                    ------
5-01(1)                    Cash and cash items                                               5,694,000
5-02(2)                    Marketable securities                                            16,212,000
5-02(3)(a)(1)              Notes and accounts receivable - trade                                12,000
5-02(3)(a)(4)              Notes and accounts receivable - other                               450,000
5-02(4)                    Allowances for doubtful accounts                                          0
5-02(6)                    Inventory                                                                 0
5-02(9)                    Total current assets                                             22,920,000
5-02(13)                   Property, plant and equipment                                        87,000
5-02(14)                   Accumulated depreciation                                             32,000
5-02(18)                   Total assets                                                     24,313,000
5-02(21)                   Total current liabilities                                         8,309,000
5-02(22)                   Bonds, mortgages and similar debt                                 6,129,000
5-02(28)                   Preferred stock - mandatory redemption                                    0
5-02(30)                   Preferred stock - non-mandatory redemption                                0
5-02(31)                   Common stock                                                         51,000
5-02(32)                   Other stockholders' equity                                        4,029,000
5-03(b)(1)(a)              Net sales of tangible products                                            0
5-03(b)(1)                 Total revenues                                                            0
5-03(b)(2)(a)              Cost of tangible goods sold                                               0
5-03(b)(2)                 Total costs and expenses applicable to sales and revenue                  0
5-03(b)(3)                 Other costs and expenses                                          2,241,000
5-03(b)(5)                 Provision for doubtful accounts and notes                                 0
5-03(b)(8)                 Interest and amortization of debt discount                          581,000
5-03(b)(10)                Income before taxes and other items                             (3,925,000)
5-03(b)(11)                Income tax expense                                                 (18,000)
5-03(b)(14)                Income/loss continuing operations                               (3,469,000)
5-03(b)(15)                Discontinued operations                                          16,431,000
5-03(b)(17)                Extraordinary items                                                       0
5-03(b)(18)                Cumulative effect - changes in accounting principles                      0
5-03(b)(19)                Net income or loss                                               12,963,000
5-03(b)(20)                Earnings per share - primary                                           3.19
5-03(b)(20)                Earnings per share - fully diluted                                     3.19

* U.S. dollar amounts are based on conversion rate of 2,061 Lira to the U.S. dollar, which prevailed on December 31, 2000

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 14(a) 1 and 2)

                                                                       Page
                                                                       ----
        Report of Independent Public Accountants                       31
        Consolidated Balance Sheets - Assets                           32
        Consolidated Balance Sheets - Liabilities and
        Shareholders' Equity (Deficit)                                 33
        Consolidated Statements of Operation                           34
        Consolidated  Statements  of Changes in the  Shareholders'
        Equity (Deficit)                                               36
        Consolidated Statements of Cash Flows                          38
        Notes to Consolidated Financial Statements                     41

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.