Form 10-Q
period 2001-03-31
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                               TRIDENT ROWAN GROUP, INC
                               -------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                         52-0466460
--------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              299 Park Avenue, 16th Floor, New York, New York 10171
               (Address of principal executive offices - Zip code)

Registrants telephone number, including area code:  (212) 644-4441

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
                              Yes          No  X
                                 ------      ----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes          No  X
                                 ------      ----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 4,064,900 shares outstanding as of March 31, 2004.

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX


                                                                           Page
                                                                           ----

Part I   Financial Information...............................................3

Item 1   Financial Statements................................................3
         Consolidated Balance Sheets at March 31, 2001 - Assets..............3
         Consolidated Balance Sheets at March 31, 2001 -
         Liabilities and Shareholders' Equity................................4
         Consolidated Statements of Operations for the three
         months to March 31, 2001............................................5
         Consolidated Statements of Changes in Shareholders' Equity..........6
         Consolidated Statements of Cash Flows...............................7
         Notes to Consolidated Financial Statements..........................8

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................17

Item 3   Quantitative and Qualitative Disclosures About Market Risk.........22

Item 4   Controls and Procedures............................................22

PART II-- OTHER INFORMATION.................................................22

Item 1   Legal Proceedings..................................................21

Item 2   Changes in Securities, Use Of Proceeds and Issuer Purchases
         of Equity Securities...............................................23

Item 3   Defaults Upon Senior Securities....................................23

Item 4   Submission of Matters to a Vote of Securities Holders..............23

Item 5   Other Information..................................................23

Item 6   Exhibits and Reports On Form 8-K...................................23

Signatures..................................................................24

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2001 and December 31, 2000


                                                           March 31           March 31          Dec. 31
                                                            2001                2001              2000
                                                           US$'000              Lira              Lira
                                                                             (000,000)          (000,000)
ASSETS

Cash and cash equivalents ........................... $      3,675 Lira         8,095 Lira        12,737
Marketable securities, at cost ......................       12,872             28,351             32,417
Receivables .........................................          532              1,172                953

  Trade .............................................           42                 90                 25
  Other receivables .................................          490              1,082                928

Prepaid Expenses ....................................          235                517                186
                                                           -------            -------            -------
TOTAL CURRENT ASSETS ................................       17,314             38,135             46,293
                                                           -------            -------            -------

Property, plant and equipment .......................           35                 77                114
  At cost ...........................................           81                179                179
  Less allowances for depreciation ..................          (46)               (65)              (102)

Unamortized debt charges ............................           --                 --                460
Other assets ........................................           --                  1                  2
Tax receivables .....................................          157                346              2,248
Restricted investment ...............................           --                 --              1,000
                                                           -------            -------            -------
TOTAL ASSETS ........................................ $     17,506 Lira        38,559 Lira        50,117
                                                           =======            =======            =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2001 and December 31, 2000


                                                           March 31           March 31           Dec. 31
                                                            2001               2001               2000
                                                           US$'000             Lira               Lira
                                                                             (000,000)          (000,000)
LIABILITIES

Current portion of long-term debt ......................     6,527             14,375             13,492
Accounts payable .......................................       285                627                846
Accrued expenses and other payables ....................     1,122              2,471              2,791
                                                          --------           --------           --------
TOTAL CURRENT LIABILITIES ..............................     7,934             17,473             17,129
                                                          --------           --------           --------

Provision for claims ...................................     1,362              3,000              5,050

Minority interests .....................................     5,242             11,548             19,527


SHAREHOLDERS' EQUITY ...................................     2,968              6,538              8,411

Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,064,900 shares outstanding, ........................        48                106                106
Additional paid-in capital .............................    48,434            106,676            106,555
Treasury stock, at cost ................................   (21,754)           (47,914)           (47,914)
Cumulative translation adjustment ......................    (1,025)            (2,257)            (1,119)
Accumulated deficit ....................................   (22,735)           (50,073)           (49,217)
                                                          --------           --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY ................... $  17,506 Lira        38,559 Lira        50,117
                                                          ========           ========           ========

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended March 31, 2001 and 2000


                                                              March 31         March 31         March 31
                                                                2001             2001             2000
                                                              US$'000            Lira             Lira
                                                                               (000,000)        (000,000)

Selling, general and administrative
  expenses .............................................       (410)             (904)           (1,040)
                                                         ----------        ----------        ----------
Operating loss .........................................       (410)             (904)           (1,040)
Interest expense .......................................       (194)             (428)             (270)
Interest income ........................................        183               404               409
Other (expense)/income, net ............................         77               170               127
Amortization of premium for redemption
  of subsidiary preferred stock ........................         --                --              (581)
Subsidiary preferred stock dividends ...................         --                --               (98)
                                                         ----------        ----------        ----------

Loss from continuing operations
before income taxes and minority
  interests ............................................       (344)             (758)           (1,453)


Minority interests .....................................        (44)              (98)             (161)
                                                          ----------        ----------        ----------
Loss from continuing operations ........................       (388)             (856)           (1,614)

Discontinued operations (Note 2) .......................         --                --            (1,473)
  Losses of motorcycle segment
after income taxes of Lira 92 in 2000 ..................         --                --            (1,756)
  Profit of steel tube segment
after income taxes of Lira 0 in 2000 ...................         --                --               283

                                                         ----------        ----------        ----------
Net loss ...............................................   $   (388) Lira        (856) Lira      (3,087)
                                                         ==========        ==========        ==========

PROFIT/(LOSS) PER SHARE US$ Lira Lira BASIC

Continuing operations ..................................      (0.10)             (211)             (397)
Discontinued operations ................................         --                --              (362)

                                                         ----------        ----------        ----------
                                                              (0.10)             (211)             (759)
                                                         ==========        ==========        ==========

Weighted average number of common shares outstanding during the period:

Basic ..................................................  4,064,900         4,064,900         4,069,571
                                                         ==========        ==========        ==========
Diluted ................................................  4,064,900         4,064,900         4,069,571
                                                         ==========        ==========        ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Equity March 31, 2001


                                                   Additional          Accumulated other               TOTAL     Comprehensive
                                           Common   paid-in    Treasury      Other     Accumulated  SHAREHOLDERS'   income/
                                                                         Comprehensive
         lira million                       stock   capital     stock       Income       deficit       EQUITY       (loss)
                                          --------  -------    --------  ------------  -----------  -----------  -------------
At January 1, 2001               Lira        106    106,555     (47,914)     (1,119)    (49,217)       8,411            --

Net loss                                      --         --          --          --        (856)        (856)         (806)

Translation adjustment                        --         --          --      (1,138)         --       (1,138)       (1,138)
Vesting of shares subject
  to forfeit                                  --        121          --          --          --          121            --
                                          ------   --------    --------    --------    --------     --------      --------

At March 31, 2001                Lira        106    106,676     (47,914)     (2,257)    (50,073)       6,538)       (1,994)


At March 31, 2001                $'000        48     48,434     (21,754)     (1,025)    (22,735)       2,968          (905)
                                          ======   ========    ========    ========    ========     ========      ========


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
March 31, 2001 and 2000


                                                                      March 31         March 31        March 31
                                                                        2001             2001            2000
                                                                      US$'000            Lira            Lira
                                                                                      (000,000)        (000,000)

Net loss from continuing operations ...............................    (388)             (856)          (1,614)

Adjustments to reconcile net loss to net
 cash (used)/provided by continuing operations:
Depreciation and amortization .....................................       7                16               89
Amortization of debt charges ......................................      53               117              117
Non-cash finance income from discontinued
  operations ......................................................      --                --             (306)
Change in Minority interests ......................................      44                98              161
Amortization of premium for redemption of
  subsidiary preferred stock ......................................                                        581
Other operating activities ........................................     (36)              (80)             (12)

Changes in operating assets and liabilities:
Trade and other receivables .......................................     (87)             (192)             385
Prepaid expenses ..................................................      18                40              (25)
Accounts payable and accrued expenses .............................  (1,457)           (3,209)          (2,155)

                                                                    -------           -------          -------

Net cash (used)/provided by operating
 activities .......................................................  (1,846)           (4,066)          (2,779)
                                                                    -------           -------          -------
Investing activities:
Net (increase)/decrease in investments ............................   1,846             4,066             --
Purchase of minorities in OAM .....................................  (2,340)           (5,153)
Cash of Subsidiary disposed .......................................      --                --             (229)
Purchases of property, plant and equipment ........................      --                --              (10)
                                                                    -------           -------          -------
Net cash (used)/provided by investing
  activities ......................................................    (494)           (1,087)            (239)
                                                                    -------           -------          -------
Financing activities
Repurchases of shares .............................................                                     (1,659)
Issuance of subsidiary preferred stock ............................      --                --           11,386
                                                                    -------           -------          -------
Net cash provided/(used) by financing
  activities ......................................................      --                --            9,727
                                                                    -------           -------          -------
(Decrease)/increase in cash from continuing
  operations ......................................................  (2,340)           (5,153)           6,709

Cash from/(used by) discontinued operations .......................                        --          (16,465)

Exchange movement on opening cash .................................     232               511              589

Cash, beginning of period .........................................   5,783            12,737           12,468
                                                                    -------           -------          -------
Cash, end of period ............................................... $ 3,675             8,095            3,301
                                                                    =======           =======          =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2000 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements through the date of the disposal of the Company's operations were shown in Italian Lira ("Lira") because all of the Company's material operating entities were based in and operated entirely in Italy. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of the net proceeds from the disposals of Lira-denominated cash and cash-equivalents, and then moved these amounts to US$-denominated bank accounts. Accordingly, the consolidated financial statements at March 31, 2001 continue to be shown in Lira. The translation of Lira amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lira 2,202.5 to US$ 1.00, the approximate exchange rate at March 31, 2001. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lira unless specifically designated in other currencies.

When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".

NOTE 2 - DISCONTINUED OPERATIONS

Discontinued Motorcycle Operations

Sale of motorcycle operations

On September 7, 2000, Moto Guzzi Corporation ("Moto Guzzi"), a 62.7% owned subsidiary, closed the sale of all its operating subsidiaries to Aprilia S.p.A. ("Aprilia"). On August 11, 2000, at a special meeting of stockholders, Moto Guzzi's stockholders approved the sale of the operating subsidiaries and changed the corporate name from Moto Guzzi to Centerpoint Corporation ("Centerpoint"). This was approved by over two-thirds of the Company's Class A Common Stock Stockholders.

Proceeds from the sale were Lira 81,574 million. The Share Purchase Agreement required the Company to place Lira 9,375 million of the total proceeds into escrow in case of any breach of representations and warranties claims by Aprilia. Funds from the escrow account were to be released to Centerpoint in two payments, Lira 7,000 million was to be released on September 8, 2001 and up to Lira 2,375 to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts. See Note 6, "Subsequent Events" for a discussion of subsequent claims made by Aprilia against the escrow accounts, release of escrow funds to Aprilia and settlement of such matters in 2003.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001

NOTE 2 - DISCONTINUED OPERATIONS (continued)

SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of Intermediazione Mobiliare IMI S.p.A. ("IMI") acted as fiduciary agents for the closing). In accordance with invoices submitted to them, they paid IMI Lira 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Lira 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Lira 60,293 million to Centerpoint. Since early July 2000, the Company has disputed IMI's interpretation of the calculation of the fee due to them based on their engagement letter. See Note 6, "Subsequent Events" for further discussion regarding disputed fees.

Centerpoint used the proceeds to settle outstanding payables of approximately Lira 2,700 million and to redeem, prior to September 30, 2000, all outstanding Series B Preferred Stock for a price equal to US$ 100 (actual transaction currency) per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (actual transaction currency) (approximately Lira 28,300 million at the then prevailing exchange rate). The Company received approximately US$ 5.2 million (actual transaction currency) (approximately Lira 11,400 million at the then prevailing exchange rate) of this amount. Following such payment, Centerpoint had approximately Lira 29.3 billion in cash and rights to the remaining balance at the time of release of the Lira 9,375 million being held in escrow, as described above. Cash was invested in short-term fixed interest securities pending evaluation of the alternatives available with respect to such funds.

The measurement date of the disposal was July 1, 2000, reflecting the latest date prior to sale for which the Company has complete financial information. Net proceeds from the disposal exceeded the net assets of the operations sold and the Company has recorded a gain in the third quarter of 2000 of Lira 56,439 million on the disposal before minority interests of Lira 18,796 million. Such gain was calculated after providing fully against eventual amounts receivable from the escrow accounts. Moto Guzzi changed its name to Centerpoint pursuant to the sale of its motorcycle operations to Aprilia and is listed on the over-the-counter market in New York under the ticker "CPTX." Sales and results of operations for period in 2000 to the effective disposal date of July 1, 2000 are as follows:

   In millions of Lira                                        To date of
                                                               disposal
                                                                2000

   Net sales                                                    50,994
   Loss before taxes                                            (7,810)
   Provisions for taxes                                          (514)
                                                          --------------------
   Net loss from discontinued operations of
   Motorcycle operations before minority interests             (8,324)
   Minority interests                                           3,946
                                                          --------------------
   Net loss                                                     (4,378)
                                                          ====================

The statement of operations includes income charged to the motorcycle operations of Lira 306 million in 2000.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001

NOTE 2 - DISCONTINUED OPERATIONS (continued)

Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:

                                                  July 1       Dec. 31
In millions of Lira                                2000         1999

Current assets ........................           68,361        61,926
Current liabilities ...................          (72,844)      (79,385)
                                                ---------     ---------
Net current liabilities................           (4,483)      (17,459)
                                                ----------    ---------

Property, plant and equipment .........           12,792        14,638
Other long-term assets ................            2,510           889
Long-term liabilities .................           (9,512)      (10,000)
                                                 ---------    ---------
Net non-current assets ................            5,790         5,527
                                                 ---------    ---------
Net advances due from operations, sold                 -         3,235
as part of disposal transaction........          =========    =========

Net assets/liabilities of discontinued
  operations.............................          1,307        (8,697)
                                                 =========    =========

In 2000 the Company provided the discontinued motorcycle operations with cash, in the form of capital and advances, of Italian Lira 15,941 million (1999-Italian Lira 14,331 million) to finance its operations.

1999 Gain on merger of discontinued motorcycle operations

On March 5, 1999, through a series of transactions, the Company sold 40% of its interest in Moto Guzzi to the shareholders of North Atlantic Acquisition Corporation ("North Atlantic") for approximately US$ 8.9 (actual transaction currency) million (Lira 16,006 million) in cash, from which merger expenses of approximately US$ 0.8 million (actual transaction currency) (Lira 1,400 million) were subsequently paid, to finance the operations of Moto Guzzi. As a result, the Company recorded a gain of Lira 25,837 million in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi into common stock of North Atlantic, which represented Italian Lira 13,132 million of such gain.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001

NOTE 2 - DISCONTINUED OPERATIONS (continued)

Discontinued steel tube operations

The Company disposed of L.I.T.A. S.p.A. ("LITA") for Lira 2,470 million in July 2000 for a consideration of Lira 1,470 million. The Company also provided a bank guarantee for Lira 1,000 million to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee. The Company settled Lira 165 million of claims by the purchaser in 2001 and recognized this expense in the consolidated statements of operations. Operations of LITA in 2000 through the effective date of disposal were as follows:

   In millions of Lira                                    To date of
                                                           disposal
                                                         July 1, 2000

   Net sales                                                10,638
   Profit before taxes                                        706
   Provisions for taxes                                        -
                                                        ----------------
   Net profit from discontinued operations of
     steel tube operations before minority interests          706
   Minority interests                                        (101)
                                                        ----------------
   Net profit                                                 605
                                                        ================

Net assets of the discontinued steel tube operations at the effective date of disposal and at December 31, 1999 are as follows:

   In millions of Lira                        July 1       Dec. 31
                                               2000          1999

   Current assets ......................      12,522        12,378
   Current liabilities..................     (10,528)      (11,005)
                                             --------     ---------
                                               1,994         1,373
                                             --------     ---------

   Property, plant and equipment........       1,421          1,510
   Other long-term assets...............         208            215
   Long-term liabilities................      (1,134)        (1,315)
                                             --------     ---------
                                                 495            410
                                             --------     ---------

   Provision for disposal...............          -            (245)
                                             --------     ---------
Net assets of discontinued operations          2,489          1,538
                                             --------     ---------

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001

NOTE 3 - ISSUANCE OF SERIES B REDEEMABLE PREFERRED STOCK BY SUBSIDIARY

On February 25, 2000, Centerpoint issued 123,500 shares of a new Series B Preferred Stock to Fineco, and affiliates of Fineco, the Company, OAM, the majority stockholder of the Company, William Spier and affiliates of Barry Fingerhut (directors of Centerpoint until January 2002) for US$ 100 (actual transaction currency) per share (an aggregate price of US$ 12,350,000 (actual transaction currency)). Fineco and its affiliates purchased 60,000 shares and the Company purchased 35,000 shares, for cash. Mr. Spier and affiliates of Mr. Fingerhut received a total of 12,500 shares in satisfaction of advances they had made to Centerpoint in August 1999 and 16,000 shares were issued to OAM in partial satisfaction of outstanding loans due to it.

The holders of the Centerpoint Series B Preferred Stock were entitled to receive dividends at the rate of US$ 7 (actual transaction currency) per share per year before any dividends may be paid with regard to Centerpoint's Class A Common Stock, and to receive distribution of US$ 100 (actual transaction currency) per share in liquidation of the Centerpoint before any liquidation distributions are made with regard to its Class A Common Stock. Centerpoint was required to redeem the Series B Preferred Stock for US$ 100 (actual transaction currency) per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock did not have voting rights, except the right to approve issuance of securities, which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by Centerpoint to finance its day-to-day operations. Each share of Series B Preferred Stock was convertible into Class A Common Stock at a conversion price of US$ 5.00 (actual transaction currency), based upon the liquidation preference of the Series B Preferred Stock (US$ 100 (actual transaction currency), plus accrued dividends, per share, meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

Centerpoint received Lira 18,329 million in cash, net of Lira 516 million of expenses in respect of the issuance of the Series B Preferred Stock and also recorded Lira 2,479 million in respect of the William Spier and Barry Fingerhut advances and Lira 3,174 million in respect of the OAM loan for a total of Lira 23,982 million.

Centerpoint agreed with the Series B preferred stockholders that, following the sale to Aprilia, it would redeem the Series B preferred stock on September 30, 2000 and they agreed not to convert their Series B stock if Centerpoint redeemed the stock by this date. Such redemption was affected, with redemption payments made on the first business day of October 2000. The Company recorded accretion expense of Lira 2,731 million.

In connection with issuance of the Series B preferred stock, Centerpoint issued 300,000 shares of Class A common stock to the Company for a purchase price of US$ 0.01 (actual transaction currency) per share, in consideration of Trident Rowan's participation in the Series B financing and their successful efforts to get Fineco, S.p.A. to subscribe for Series B shares. These 300,000 shares were issued in July 2000. This resulted in the acquisition of a portion of the minority of the minority interest which was accounted for under the purchase method and increased paid in capital by Lira 1,477 million. Additionally, in connection with Fineco's purchase of the Series B shares Centerpoint paid a commission of US$ 180,000 (actual transaction currency) to Andrea della Valle, a director of the Company, and paid US$ 80,000 (actual transaction currency) to Investec Ernst & Company, an investment banking firm, where Mark Segall, a director of the Company, was an executive officer at the time.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2001

NOTE 4 - SALE OF TEMPORARY MANAGEMENT SERVICES SUBSIDIARY

In January 2000, the Company sold its temporary management services subsidiary to its management in exchange for 55,000 shares of the company with a fair value of Lira 390 million at the date of sale.

NOTE 5 - PURCHASE OF MINORITY INTERESTS IN OAM SUBSIDIARY

On March 1, 2001, the Company purchased minority interests of 15.65% in its OAM subsidiary from DaimlerChrysler for US$2.5 million (actual transaction currency), equivalent to Lira 5,153 million at the effective accounting date for this transaction of January 1, 2001. The fair value of the assets acquired was Lira 8,081 million. The resulting negative goodwill of Lira 2,928 million was applied to write down non-current assets of OAM: tax receivables were written down by Lira 1,907 million, restricted investment (related to the sale of Lita, see Note 3 above) by Lira 1,000 million and tangible fixed assets by Lira 21 million.

NOTE 6 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS

Centerpoint Loan; Early payoff of the Company's 5% Convertible Debentures

The 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 (actual transaction currency) were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into a loan agreement (the "Centerpoint Loan Agreement") wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company US$ 4,200,000 (actual transaction currency) (the "Centerpoint Loan"). On June 13, 2001 Centerpoint made the Centerpoint Loan and the Company issued Centerpoint the Company's Promissory Note. On June 15, 2001 the Company paid the holders of US$ 6,000,000 (actual transaction currency) of the Debentures US$ 4,207,500 (actual transaction currency) in cash, which the Debenture holders accepted as payment in full (including past due interest). This was approximately a 29.3% discount from their face value, and a 31.5% discount on the total amount owed. In July 2001, Emanuel Arbib, the holder of the remaining US$ 250,000 (actual transaction currency) of the Debentures accepted US$ 218,750 (actual transaction currency), a 14.4% discount from its face value, as payment in full on such Debentures.

The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on June 13, 2003 and was secured by the 300,000 shares of Centerpoint common stock then owned by the Company. The Loan Agreement also provided that the Centerpoint Loan was to be secured by 1,200,000 of the shares of Centerpoint common stock owned by OAM and provided that OAM was to enter into a Limited Recourse Guaranty Agreement wherein it was to guarantee the Company's obligations under the Centerpoint Loan Agreement. OAM's liability under the Limited Recourse Guaranty would have been limited to the value of the Centerpoint shares to be pledged by OAM. OAM's pledge of the 1,200,000 shares of Centerpoint common stock and the Limited Recourse Guaranty Agreement were in fact, never executed. On January 15, 2002, Centerpoint assigned the Company's Promissory Note and rights under the Centerpoint Loan Agreement to Bion as partial consideration for the purchase of the Bion shares. Shortly thereafter, Bion assigned the Company's Promissory Note and rights under the Centerpoint Loan Agreement to OAM as partial consideration for the Centerpoint shares acquired from OAM. The Promissory Note still remains unpaid and is in default at the date of this report.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001
NOTE 6 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS - (continued)

Wilson Litigation: Settlement of Wilson litigation

In January 2002, the judge in the Company's litigation against Travelers Insurance Company ("Travelers") arising out of the Wilson litigation determined that Travelers was liable to the Company for US$ 1,000,000 (actual transaction currency), plus the Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July, 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of US$ 1,822,979(actual transaction currency). Travelers appealed the judgment and, in December 2003, the parties entered into a settlement agreement which provided among other things for the payment of $1,450,000 to the Company by Travelers, which amount was received in December 2003.

Rawlings Litigation

On February 11, 2002 the Company entered into a settlement agreement with Rawlings Sporting Goods Company ("Rawlings") with respect to the Rawlings litigation. Under the settlement agreement the Company agreed to transfer 160,000 shares of Centerpoint Common Stock to Rawlings and the Company and Rawlings agreed to voluntarily dismiss the Rawlings litigation and to release each other from all claims relating to the litigation, subject to the transfer of the shares. The Centerpoint shares were transferred to Rawlings in May 2002, and the claims against the Company have been dismissed with prejudice.

Dispute with IMI concerning its fees

On February 11, 2002 Centerpoint brought a suit against IMI before the Civil Section of the Court of Milan, Italy seeking reimbursement of Lira 8,766 million (approximately $4,253,000) of the Lira 11,401 million ($5,532,000) paid to IMI at the closing. At the first hearing with respect to the claims, on July 2, 2002, IMI's legal counsel filed a Defense Pleading requesting among other things, the rejection of the claims, and the joining of the Company as a party to the litigation. A hearing with respect to the case was held on November 15, 2002, at which time the judge determined that the parties were not amenable to settling the litigation. A further hearing was held on February 6, 2003, at which time the judge fixed May 2, 2003 as the deadline for each party to file a pleading summarizing the such party's requests for evidences, set June 2, 2003 as the date for each party to respond to the other party's pleading, and set October 14, 2003 as the trial date for a decision on the case. On October 14, 2003, the judge fixed a further hearing for March 2004, requesting again that the parties consider settlement between them of the dispute.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001

NOTE 6 - SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration Settlement

Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lira 9,375 million of the proceeds of the sale were placed into escrow.

By a letter dated December 21, 2000, legal counsel for Aprilia asserted various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share (the "Alleged Claims"). On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Italian Lira 7,611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Italian Lira 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims. Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milan, Italy to hear the case on 16 November 2001. The company requested restitution of the Italian Lira 7,611 million (approximately US$ 3,692,000 ) paid to Aprilia, plus interest and costs.

In October 2003, following indications by the Arbitration committee of their considerations regarding the claims, Centerpoint, OAM and Aprilia entered into agreement to settle the matter with Aprilia paying Euro 1,420,256 (approximately Italian Lira 2,900 million) to Centerpoint, of which Euro 206,583 was designated to cover legal fees. Under the terms of the Bion agreement, below, OAM has the right to 65% of the net proceeds of this settlement.

The residual balance of approximately Euro 1.0 million remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any after eventual successful claims by Aprilia, will be released in September 2007. The Company is entitled to 65% of amounts eventually released.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001

NOTE 6 - SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

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

On January 15, 2002, Centerpoint closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million (actual transaction currency) in cash (substantially all of Centerpoint's cash), the US$4.2 million (actual transaction currency) Centerpoint loan to TRG (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of Moto Guzzi to Aprilia and claims against IMI.

Immediately upon consummation of this transaction, Bion purchased a 57.7% majority interest in Centerpoint from OAM. The total consideration paid by Bion consisted of (i) US$3,700,000 (actual transaction currency) in cash, (ii) the assignment of the US$4.2 million (actual transaction currency) Centerpoint loan to TRG (including accrued interest) and related loan guarantees, (iii) the assignment of the 65% interest in the Company's claims with respect to the escrow accounts and claims against IMI, (iv) the issuance of 1,000,000 shares of Bion's common stock, and (v) the issuance of a warrant to acquire 1,000,000 shares of Bion's common stock at a price of US$0.90 (actual transaction currency), with expiration date of January 10, 2007. Bion agreed among other things (i) file a with SEC a Registration Statement with respect to the Bion Shares issued in the transactions above, as soon as practicable, and within 90 days of Centerpoint's filing with the SEC of its December 31, 2001 Form 10-K, and to use its best efforts to cause such Registration Statement to be declared effective as soon as practicable thereafter.

David Mitchell, a director of Centerpoint, was the Chairman, President, Board Member and a principal stock and warrant holder of Bion at the time of the transaction. Additionally a portion of the proceeds of the Bion Investment was used to pay off US$ 718,485 (actual transaction currency) of indebtedness of Bion owed to Mr. Mitchell. Mr. Mitchell subsequently resigned from all his Bion positions in January 2003.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2001

NOTE 6 - SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

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

In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to $1,925,000 in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing that Centerpoint cancel all antidilution and penalty provisions in existing agreements between Bion and Centerpoint, and on May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, (iii) the payment by Bion to OAM of US$80,000 (actual transaction currency) plus US$10,000 (actual transaction currency) in legal expenses.

As noted in Bion's 10-Q for the quarter ended September 30, 2003, the US$1,925,000 (actual transaction currency) financing was never completed and as of the date of this report Bion does not have the capital necessary to continue operations. In January 2004 Bion closed its New York office, and all remaining employees and consultants are working from their homes. Bion needs additional funds to continue its operations which it has severely limited. There can be no assurance that Bion will be able to obtain such additional funds.

In February 2003 Centerpoint filed a Certification and Notice of Termination of Registration with the SEC, and as a result is no longer a publicly-held Company.

On January 16, 2004, Bion filed a Certification and Notice of Termination of Registration with the SEC, and as a result is no longer a publicly held Company.

In January 2004 Centerpoint distributed all Bion shares owned by it pro-rata to the holders of it's Common Stock. As a result, the Company received 44,240 Bion shares, which are deemed to be of no value.

Release of LITA S.p.A. Guarantee

On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. In connection with this release, the Company paid (euro) 30,000 in 2004 and will record a gain of (euro)486 thousand in the first quarter of 2004.

CDS Srl

In 1999 CDS S.r.l. ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately (euro)800 thousand.

The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict, presumably within 80 days. It is management's opinion that the risk of a negative judgment is low and the potential liability remote.

Comtech Deal

Following a non-binding letter of intend dated December 30, 2003 between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech entered into an agreement in principle pursuant to which Comtech may transfer all of its equity to the Company and the Company, in turn may issue to Comtech's shareholder 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic component, providing value added design services and developing manufacturing electronic components for the telecommunications and electronic market and has a majority of its operating subsidiaries located in China.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES


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

Three months ended March 31, 2001 compared to three months ended March 31,
2000

Selling, general and administrative expenses of Lira 904 million were approximately 13.1% lower in 2001 compared to the same period of 2000. Despite the reduction the Company's cost saving program is still hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs.

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

Interest expense in 2001 and 2000 principally reflect interest on the Company's US$ 6.25 million (actual transaction currency) 5% debentures issued in December 1999 and repaid in June 2001 and residual debt in OAM, repaid in April 2001.

Interest income in 2001 and 2000 principally reflects interest earned on cash and interest accrued on tax receivables. Interest income in 2000 included Italian Lira 306 million receivable by OAM for the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions to the disposed motorcycle operations.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

In 2000, the Company recorded a charge of Italian Lira 3,062 million of amortization for the premium on redemption of Series B Preferred Stock of Centerpoint. Such charge largely related to exchange differences as the Series B Preferred Stock was denominated in U.S. Dollars. The Company also incurred Italian Lira 639 million of financing costs in the form of preferred stock dividends payable to external holders of the Series B Preferred Stock.

As a result of the above items, losses from continuing operations before taxes and minority interests decreased to Lira 758 million in 2001 from Lira 1,453 million in the same period of 2000.

The Company recorded a net loss of Lira 856 million in the three months to March 31, 2001 compared to a net loss of Lira 3,087 in the corresponding period of 2000. Other than the effects of the items mentioned above, the three month period to March 31, 2000 was affected by a total net loss of Lira 1,473 million deriving from the discontinued motor cycle operation losses (Lira 1,756 million) and the profits of the steel tube segment (Lira 283 million).

Liquidity and Capital Resources

Significant cash activities in the three months ended March 31, 2001

The Company recorded a negative cash flow of Lira 5,153 millions in the 3 month period ended March 31, 2001.

In December 2000, the Company and Gould, the co-defendant in the Wilson Litigation executed a settlement agreement and release with the plaintiff under which each of the Company and Gould paid US$ 1,025,000 (actual transaction currency) to settle the claims with the plaintiff. On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US $1,025,000 (actual transaction currency) plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. Such amount was paid in 2001.

On 1 March 2001, the Company purchased minority interests of 15.65% in its OAM subsidiary from Daimler Chrysler for US$2.5 million (actual transaction currency), equivalent to Lira 5,153 million at the effective accounting date for this transaction of 1 January 2001. The fair value of the assets acquired was Lira 8,081 million. The resulting negative goodwill of Lira 2,928 million was applied to write down non-current assets of OAM: tax receivables were written down by Lira 1,907 million, restricted investment (related to the sale of Lita, see Note 3 above) by Lira 1,000 million and tangible fixed assets by Lira 21 million.

Future liquidity needs

The disposals of Moto Guzzi and LITA generated sufficient cash for the Company to maintain operations which following the disposal related only to corporate costs in winding down the Company's activities and legal fees related to various litigation described above.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

The Company's 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 (actual transaction currency) were scheduled to come due in December 2001. As the major portion of the Company's funds were held by Centerpoint, in order to finance the redemption of the Convertible Debentures the Company needed to utilize funds held by Centerpoint. On June 13, 2001 the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company US$ 4,200,000 (actual transaction currency). On June 13, 2001 Centerpoint made the Centerpoint Loan and on June 15, 2001 the Company paid the holders of US$ 6,000,000 (actual transaction currency) of the Debentures US$ 4,207,500 (actual transaction currency) in cash, which the Debenture holders accepted as payment in full on the Debentures (including past due interest), representing a 31.5% discount from their face value. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on the earlier of June 13, 2002 and the date on which the Company causes or permits a liquidation of Centerpoint, and was secured by the 300,000 shares of Centerpoint common stock currently owned by the Company and 1,200,000 of the shares of Centerpoint common stock currently owned by OAM.

Management believes the cash position of the company to be sufficient to fund operations which principally reflect litigation which the company has commenced against Aprilia and against IMI as described above and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In May 2002 the Board of Directors of the Company approved the engagement of Investec Inc. ("Investec") to explore investment options available to the Company and to seek a suitable business to acquire or merge with.

Following a non-binding letter of intend dated December 30, 2003 between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech entered into an agreement in principle pursuant to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and electronic market and has a majority of its operating subsidiaries located in China.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The fair value of cash and cash equivalents approximates its carrying value.

Since, at March 31, 2004, 86% of the Company's cash is held in U.S. Dollars and the functional currency is Euro, the Company is subject to exchange rate fluctuations.

Fluctuations in the exchange rates between the Lira and the U.S. dollar affect the U.S. dollar equivalents of the Company's reported revenues and earnings. The Company, which no longer has any operations, believes that its exposure to foreign currency exchange rate risk is not material and does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

The Company does not have any derivative financial instruments and believes its exposure to interest rate risk and other relevant market risks is not material.

Item 4.  Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Based on its evaluation, as of a date within 90 days of the filing date of this Form 10-Q, its Co-Chief Executive Officers have concluded that its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in the following litigation:

      Rawlings Litigation - settled in 2002

      An action entitled "Rawlings Sporting Goods Co., Inc. v. Trident Rowan Group, Inc. et al.," was filed in the United States District Court for the Northern District of New York by Rawlings Sporting Goods Co ("Rawlings"), the owner of property located in Salisbury, New York, in August 1998. The action seeks to hold the Company liable for costs that Rawlings allegedly incurred in response to the release or threatened release of allegedly hazardous substances on land allegedly owned by the Company between 1948 and 1970, and used by a third party. The compliant was amended in December 2000 to further allege that the Company still owns a portion of the allegedly contaminated land.

      The Company settled the matter with Rawlings on February 11, 2002. The Company, in May 2002, transferred to Rawlings 160,000 Centerpoint Class A Common Stock pursuant to a term of a settlement agreement with the Company and Rawlings voluntarily dismissing the action and released each other from all claims relating to the action.

      Wilson and Travelers Litigation - settled in 2003

      The Company is the subject of an action in the Court of Common Pleas, a Pennsylvania State Court situated in Philadelphia, entitled "John Wilson et al.
v. Trident Rowan Group, Inc. et al" (the "Wilson Litigation"). The Wilson Litigation was an action eventually consolidated with a related, companion action against other parties. The plaintiff (John Wilson) was seeking damages for serious burn injuries he allegedly sustained in 1996 from working with a starter unit claimed to have been manufactured in the 1950's by a company once owned by a predecessor of the Company. The case was settled in 2000 with the Company and Gould Electronics, Inc. ("Gould"), a co-defendant, each paying 50% of the US$ 2,050,000 (actual transaction currency) settlement amount, subject to resolution of certain issues between them.

      In March 1999, the Company separately brought suit against Travelers, the Company's insurer, who disclaimed coverage and defense of the suit, to compel it to resume coverage of the underlying claim and to assume the costs of defense of the Wilson Litigation. In May 2001, the United States District Court granted summary judgment in favor of the Company, holding that Travelers must indemnify the Company for liability incurred and attorney's fees paid in connection with the Wilson Litigation, plus interest.

      Pursuant to the May 2001 judgment, on June 11, 2001, the Company submitted to the Court a proposed form of judgment requiring Travelers to (i) pay the Company US$ 2,050,000 (actual transaction currency) plus interest, attributable to the sums the Company has and will have to spend in settlement of the Wilson Litigation, (ii) US$ 764,045 (actual transaction currency) plus interest, representing costs and attorneys fees incurred in defending the Wilson Litigation, and (iii) US$ 78,975 (actual transaction currency) plus interest, representing costs and attorneys fees incurred by the Company in prosecuting its claims against Travelers.

      On June 11, 2001, Travelers filed with the Court a motion for Reconsideration of Order or in the Alternative For Resolution of Certain Undecided Issues, seeking reconsideration of the judgment, or in the alternative asking the Court to confirm that Travelers liability is limited to US$ 1,000,000 (actual transaction currency) and that Travelers is entitled to charge the Company a reasonable premium for the liability coverage

      In January 2002, the judge in the Company's litigation against Travelers determined that Travelers was liable to the Company for US$ 1,000,000 (actual transaction currency), plus the Company's legal fees in connection with the Wilson Litigation, less a reasonable premium. Travelers subsequently challenged the reasonableness of the legal fees. In July 2002, the judge ruled that the fees were reasonable provided certain duplications are eliminated. In September 2002, the Court rendered a judgment in favor of the Company in the amount of US$ 1,822,979 (actual transaction currency). Travelers appealed the judgment and the parties entered into a settlement agreement pursuant to which Travelers paid US$1,450,000 (actual transaction currency) to the Company in December 2003.

      Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

      Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of the Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid (euro) 3,931 thousand from the escrow account (see Note 3a in Item 8) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and Aprilia, in October 2003, entered into agreement to settle the matter with Aprilia paying (euro) 1,420,256 including (euro) 206,583 of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

      Pending

      IMI Fees

      In connection with the sale of Moto Guzzi to Aprilia, IMI was paid (euro) 5,888 thousand in fees and expenses it claimed under its engagement letter with the Company. The Company disputed the calculation of IMI's fees and on February 7, 2002 brought a suit in the Milan Court in Italy seeking reimbursement of
(euro) 4,527 thousand (approximately US$ 5.7 million at 2003 year-end exchange rates). The judge handling the lawsuit has heard the case several times in 2002 and 2003. As of March 31, 2004, the lawsuit is still pending. However, the Company is in discussions with IMI for an eventual out-of-court settlement.

      CDS Srl

      In 1999 CDS S.r.l. ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately (euro)800 thousand.

      The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict, presumably within 80 days. It is management's opinion that the risk of a negative judgment is low and the potential liability remote.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibit and Reports on Form 8-K

     A. Exhibits required by Item 601 of Regulation S-K:

         31.1. Certification of the Joint Chief Executive Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
         31.2  Certification of the Joint Chief Executive Officer
               Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002
         32.1  Certification of the Joint Chief Executive Officer
               Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002
         32.2  Certification of the Joint Chief Executive Officer
               Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002

     B. Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004               By:/s/ Mark S. Hauser
                                     ----------------------------------
                                     Mark S. Hauser
                                     President / Joint Chief Executive Officer





Dated: May 25, 2004               By:/s/ Emanuel M. Arbib
                                     ---------------------------------
                                     Emanuel M. Arbib,
                                     Joint Chief Executive Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, March 31, 2001 and is qualified in its entirety by reference to such financial statements.


Item No.             Item Description                                                Amount*

5-01(1)              Cash and cash items                                            3,675,000
5-02(2)              Marketable securities                                         12,872,000
5-02(3)(a)(1)        Notes and accounts receivable - trade                             42,000
5-02(3)(a)(4)        Notes and accounts receivable - other                            490,000
5-02(4)              Allowances for doubtful accounts                                       0
5-02(6)              Inventory                                                              0
5-02(9)              Total current assets                                          17,314,000
5-02(13)             Property, plant and equipment                                     81,000
5-02(14)             Accumulated depreciation                                          46,000
5-02(18)             Total assets                                                  17,506,000
5-02(21)             Total current liabilities                                      7,934,000
5-02(22)             Bonds, mortgages and similar debt                                      0
5-02(28)             Preferred stock - mandatory redemption                                 0
5-02(29)             Preferred stock - non-mandatory redemption                             0
5-02(31)             Common stock                                                      48,000
5-02(32)             Other stockholders' equity                                     2,920,000
5-03(b)(1)(a)        Net sales of tangible products                                         0
5-03(b)(1)           Total revenues                                                         0
5-03(b)(2)(a)        Cost of tangible goods sold                                            0
5-03(b)(2)           Total costs and expenses applicable to sales and revenue         410,000
5-03(b)(3)           Other costs and expenses                                          77,000
5-03(b)(5)           Provision for doubtful accounts and notes                              0
5-03(b)(8)           Interest/ (expense) and amortization of debt discount                  0
5-03(b)(10)          Income /(loss) before taxes and other items                    (388,000)
5-03(b)(11)          Income tax expense                                                     0
5-03(b)(14)          Income/(loss) continuing operations                            (388,000)
5-03(b)(15)          Discontinued operations                                                0
5-03(b)(17)          Extraordinary items                                                    0
5-03(b)(18)          Cumulative effect - changes in accounting principles                   0
5-03(b)(19)          Net income or loss                                             (388,000)
5-03(b)(20)          Earnings per share - primary                                      (0.10)
5-03(b)(20)          Earnings per share - fully diluted                                (0.10)

     * Dollar amounts are based on conversion rate of 2,202.5 Lira to the Dollar which prevailed on March 31, 2001.