Form 10-Q
period 2001-06-30
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2001

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
                            ------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                        52-0466460
 ------------------------------                      -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

              299 Park Avenue, 16th Floor, New York, New York 10171
              -----------------------------------------------------
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

Common stock, par value $.01 per share, 4,0649,900 shares outstanding as of March 31, 2004.

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX


                                                                            Page
                                                                            ----

Part I     Financial Information.............................................3

Item 1     Financial Statements..............................................3
           Consolidated Balance Sheets at June 30,2001 - Assets..............3
           Consolidated Balance Sheets at June 30, 2001 -
           Liabilities and Shareholders' Equity..............................4
           Consolidated Statements of Operations for the three
           months to June 30, 2001...........................................5
           Consolidated Statements of Operations for the six
           months to June 30, 2001...........................................6
           Consolidated Statements of Changes in Shareholders'
           Equity............................................................7
           Consolidated Statements of Cash Flows.............................8
           Notes to Consolidated Financial Statements........................9

  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................19

  Item 3   Quantitative and Qualitative Disclosures About Market Risk.......23

  Item 4   Controls and Procedures..........................................23

  PART II-- OTHER INFORMATION...............................................23

  Item 1   Legal Proceedings................................................23

  Item 2   Changes in Securities, Use Of Proceeds and Issuer
           Purchases of Equity Securities...................................25

  Item 3   Defaults Upon Senior Securities..................................25

  Item 4   Submission of Matters to a Vote of Securities Holders............25

  Item 5   Other Information................................................25

  Item 6   Exhibits and Reports On Form 8-K.................................25

  Signatures................................................................26

Part I   Financial Information

Item 1   Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2001 and December 31, 2000


                                                        June 30               June 30           Dec. 31
                                                          2001                  2001              2000
                                                         US$'000                Lira              Lira
                                                                              (000,000)        (000,000)
ASSETS

Cash and cash equivalents .......................... $     10,961 Lira        25,043 Lira        12,737
Marketable securities, at cost .....................           --                 --             32,417
Receivables ........................................          514              1,174                953

  Trade ............................................           39                 90                 25
  Other receivables ................................          475              1,084                928

Prepaid Expenses ...................................           57                130                186

                                                          -------            -------            -------

TOTAL CURRENT ASSETS ...............................       11,532             26,347             46,293

                                                          -------            -------            -------

Property, plant and equipment ......................           28                 63                114
    At cost ........................................           79                179                179
    Less allowances for depreciation ...............          (51)              (116)               (65)
Unamortized debt charges ...........................           --                 --                460
Other assets .......................................           --                 --                  2
Tax receivables ....................................          154                351              2,248
Restricted .........................................           --                 --              1,000
investment .........................................           --                 --                 --

TOTAL ASSETS ....................................... $     11,714 Lira        26,761 Lira         50,117

                                                          =======            =======            =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2001 and December 31, 2000


                                                                 June 30          June 30            Dec. 31
                                                                   2001             2001              2000
                                                                 US$'000            Lira              Lira
                                                                                  (000,000)         (000,000)
LIABILITIES
Current portion of long-term debt ..........................         219               500            13,492
Accounts payable ...........................................         252               575               846
Accrued expenses and other payables ........................         846             1,933             2,791

                                                                --------          --------          --------

TOTAL CURRENT LIABILITIES ..................................       1,317             3,008            17,129

                                                                --------          --------          --------

Provision for claims .......................................       1,335             3,050             5,050

Minority interests .........................................       5,022            11,473            19,527

SHAREHOLDERS' EQUITY .......................................       4,040             9,230             8,411

Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,064,900 shares outstanding, ............................          46               106
                                                                                                                           106
Additional paid-in capital .................................      46,707           106,717           106,555
Treasury stock, at cost ....................................     (20,971)          (47,914)          (47,914)
Cumulative translation adjustment ..........................      (1,183)           (2,703)
                                                                                                                        (1,119)
Accumulated deficit ........................................     (20,560)          (46,976)          (49,217)

                                                                --------          --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY ....................... $    11,714 Lira       26,761 Lira       50,117

                                                                ========          ========          ========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended June 30, 2001 and 2000


                                                         June 30            June 30           June 30
                                                          2001                2001             2000
                                                         US$'000             Lira m           Lira m

Selling, general and administrative
  expenses ...........................................$      (490) Lira      (1,119) Lira      (1,253)
                                                       ----------          ----------        ----------

Operating loss .......................................       (490)           (1,119)           (1,253)

Interest expense .....................................        (89)             (203)             (322)
Interest income ......................................        112               256                12
Other (expense)/income, net ..........................      1,914              4372                41
Amortization charge for redemption of
  preferred stock of subsidiary ......................       --                --                (377)
Subsidiary preferred stock dividends .................       --                --                (259)
                                                       ----------        ----------        ----------

Income /(Loss) before income taxes
  and minority interests .............................      1,447             3,306            (2,158)

Income taxes .........................................        (85)             (194)             --

Minority interests ...................................         (6)              (15)              599
                                                       ----------        ----------        ----------
Income/(Loss) from continuing
  operations .........................................      1,305             3,097            (1,559)

Discontinued operations (Note 2) .....................       --                --              (2,300)
   Losses of motor cycle segment
after income taxes of Lira 92 in 2000 ................       --                --              (2,622)
   Profit of steel tube segment
after income taxes of Lira 0 in 2000 .................       --                --                 322
                                                       ----------        ----------        ----------
Net income/(loss).....................................$     1,305 Lira        3,097 Lira       (3,859)
                                                       ==========        ==========        ==========

PROFIT/(LOSS) PER SHARE US$ Lira Lira BASIC

Continuing operations ...............................        0.33               762              (385)
Discontinued operations .............................          --                --              (568)

                                                        ----------        ----------        ----------
                                                      $      0.33 Lira          762 Lira         (953)
                                                       ==========        ==========        ==========

Weighted average number of shares
  Outstanding during the period:

Basic ...............................................   4,064,900         4,064,900         4,051,566
                                                       ==========        ==========        ==========

Fully diluted .......................................   4,064,900         4,064,900         4,051,566
                                                       ==========        ==========        ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
6 Months ended June 30, 2001 and 2000


                                                             June 30           June 30           June 30
                                                              2001               2001              2000
                                                             US$'000             Lira              Lira
                                                                               (000,000)         (000,000)

Selling, general and administrative
  expenses .............................................. $       (885) Lira      (2,023)           (2,293)
                                                            ----------        ----------        ----------

Operating loss ..........................................         (885)           (2,023)           (2,293)

Interest expense ........................................         (276)             (631)             (592)
Interest income .........................................          289               660               421
Other income/(expense), net .............................        1,986             4,542               168
Amortization charge for redemption of
  preferred stock of subsidiary .........................         --                --                (958)
Subsidiary preferred stock dividends ....................         --                --                (357)
                                                            ----------        ----------        ----------
Income/(Loss) from continuing operations
  before income taxes and minority interests ............        1,114             2,548            (3,611)

Income taxes ............................................          (85)             (194)             --

Minority interests ......................................          (49)             (113)              438
                                                            ----------        ----------        ----------

Income /(Loss) from continuing
  operations ............................................          980             2,241            (3,173)

Discontinued operations (Note 2) ........................         --                --              (3,773)
   Losses of motor cycle segment after
income taxes of Lira 92 in 2000 .........................         --                --              (4,378)
   Profit of steel tube segment after
income taxes of Lira 0 in 2000 ..........................         --                --                 605

                                                            ----------        ----------        ----------
Net income/(Loss) ....................................... $        980 Lira        2,241 Lira       (6,946)
                                                            ==========        ==========        ==========

PROFIT/(LOSS) PER SHARE                                          US$             Lira               Lira
BASIC
Continuing operations ...................................         0.24               551              (783)
Discontinued operations .................................         --                --                (931)
                                                            ----------        ----------        ----------
                                                          $       0.24 Lira          551 Lira       (1,714)
                                                            ==========        ==========        ==========

Weighted average number of shares
  Outstanding during the period:

Basic ...................................................    4,064,900         4,064,900         4,051,566
                                                            ==========        ==========        ==========
Fully diluted ...........................................    4,064,900         4,064,900         4,051,566
                                                            ==========        ==========        ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Equity
June 30, 2001


                                                       Additional           Accumulated other             TOTAL     Comprehensive
                                              Common    paid-in    Treasury      Other     Accumulated SHAREHOLDERS'   income/
                                                                             Comprehensive
               Lira million                   stock     capital      stock      Income       deficit      EQUITY       (loss)
                                            --------   --------    --------  -------------  ----------  -----------  -----------
At January 1, 2001                      Lira     106    106,555     (47,914)     (1,119)    (49,217)      8,411           --

Net loss                                          --         --          --          --        (856)       (856)        (856)
Translation adjustment                            --         --          --      (1,138)         --      (1,138)      (1,138)
Vesting of shares subject to
 forfeit                                          --        121          --          --          --         121           --
                                             -------   --------    --------    --------    --------    --------     --------

At March 31, 2001                       Lira     106    106,676     (47,914)     (2,257)    (50,073)      6,538       (1,994)

Net profit                                        --         --          --          --       3,097       3,097        3,097
Translation adjustment                            --         --          --        (446)         --        (446)        (446)
Vesting of shares subject to
  forfeit                                         --         41          --          --          --          41           --
                                             -------   --------    --------    --------    --------    --------     --------

At June 30, 2001                        Lira     106    106,717     (47,914)     (2,703)    (46,976)      9,230        2,651

At June 30, 2001                        $'000     46      46,707    (20,971)     (1,183)    (20,560)      4,040        1,160
                                             =======   ========    ========    ========    ========    ========     ========


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
June 30, 2001 and 2000


                                                                June 30           June 30       June 30
                                                                 2001              2001          2000
                                                                US$'000            Lira          Lira
                                                                                 (000,000)     (000,000)

Net loss from continuing operations ...........................$   980  Lira     2,241 Lira     (3,173)

Adjustments to reconcile net loss to net cash (used)/provided by continuing operations:

Depreciation and amortization .................................     14              31              43
Amortization of debt charges ..................................     88             201             225
Non-cash finance income from discontinued
operations ....................................................     --              --            (306)
Change in Minority interests ..................................     49             113            (438)
Amortization of premium for redemption of subsidiary ..........     --              --
   preferred stock ............................................                                    958
Other operating activities ....................................    (35)            (80)            298

Changes in operating assets and liabilities:
Trade and other receivables ...................................    (94)           (216)            444
Prepaid expenses ..............................................     31              70              59
Payment of settlement ......................................... (1,020)         (2,217)             --
Decrease in provisions ........................................ (1,030)         (2,467)             --
Accounts payable and accrued expenses ......................... (1,534)         (3,506)         (1,155)
                                                               -------         -------         -------
Net cash (used)/provided by operating
  activities .................................................. (2,551)         (5,830)         (3,045)
                                                               -------         -------         -------
Investing activities:
Net (increase)/decrease in investments ........................ 14,085          32,182              --
Purchase of minorities in OAM ................................. (2,255)         (5,153)             --
Proceeds from disposal of subsidiaries, net
  of cash disposed ............................................     --              --            (229)
Proceeds from  disposal of other assets .......................     --              --              28
                                                               -------         -------         -------

Net cash (used)/provided by investing
  activities .................................................. 11,830          27,029            (201)
                                                               -------         -------         -------
Financing activities
Issuance of subsidiary preferred stock ........................     --              --          11,386
Principal payments of long-term debt .......................... (4,242)         (9,692)           (553)
Repurchase of shares ..........................................     --              --          (1,659)
                                                               -------         -------         -------

Net cash provided/(used) by financing
  activities ..................................................$(4,242) Lira    (9,692) Lira     9,174
                                                               -------         -------         -------

(Decrease)/increase in cash from continuing
  operations ..................................................  5,037          11,507           5,928

Cash from discontinued operations .............................     --              --         (18,327)

Exchange movement on opening cash .............................    349             799             619

Cash, beginning of period .....................................  5,575          12,737          12,468
                                                               -------         -------         -------
Cash, end of period ...........................................$10,961 Lira     25,043 Lira        688
                                                               =======         =======         =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2001

NOTE 1  - BASIS OF PRESENTATION

            The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2000 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

            The consolidated financial statements through the date of the disposal of the Company's operations were shown in Italian Lira ("Lira") because all of the Company's material operating entities were based in and operated entirely in Italy. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of the net proceeds from the disposals of Lira-denominated cash and cash-equivalents, and then moved these amounts to US$-denominated bank accounts. Accordingly, the consolidated financial statements at June 30, 2001 continue to be shown in Lira. The translation of Lira amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lira 2,284.78 to US$ 1.00 (actual transaction currency), the approximate exchange rate at June 30, 2001. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lira unless specifically designated in other currencies.

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

            Proceeds from the sale were Lira 81,574 million. The Share Purchase Agreement required the Company to place Lira 9,375 million of the total proceeds into escrow in case of any breach of representations and warranties claims by Aprilia. Funds from the escrow account were to be released to Centerpoint in two payments, Lira 7,000 million was to be released on September 8, 2001 and up to Lira 2,375 million to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts. See Note 7, "Subsequent Events" for a discussion of

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
            Notes to Financial Statements June 30, 2001

NOTE 2 - DISCONTINUED OPERATIONS (continued)


subsequent claims made by Aprilia against the escrow accounts, release of escrow funds to Aprilia and settlement of such matters in 2003.

            SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI") ) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI Lira 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Lira 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Lira 60,293 million to Centerpoint. Since early July 2000, the Company has disputed IMI's interpretation of the calculation of the fee due to them based on their engagement letter. See Note 7, "Subsequent Events" for further discussion regarding disputed fees.

            Centerpoint used the proceeds to settle outstanding payables of approximately Lira 2,700 million and to redeem, prior to September 30, 2000, all outstanding Series B Preferred Stock for a price equal to US$ 100 (actual transaction currency) per share plus accrued dividends thereon, for a total of approximately US$ 12.6 million (actual transaction currency) (approximately Lira 28,300 million at the then prevailing exchange rate). The Company received approximately US$ 5.2 million (actual transaction currency) (approximately Lira 11,400 million at the then prevailing exchange rate) of this amount. Following such payment, Centerpoint had approximately Lira 29,300 million in cash and rights to the remaining balance at the time of release of the Lira 9,375 million being held in escrow, as described above. Cash was invested in short-term fixed interest securities pending evaluation of the alternatives available with respect to such funds.

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

   In millions of Lira                                    To date of
                                                          disposal
                                                            2000

   Net sales                                                50,994
   Loss before taxes                                        (7,810)
   Provisions for taxes                                       (514)
                                                         ---------
   Net loss from discontinued operations of
   Motorcycle operations before minority interests          (8,324)
   Minority interests                                        3,946
                                                         ---------
   Net loss                                                 (4,378)
                                                         =========

The statement of operations includes income charged to the motorcycle operations of Italian Lira 306 million in 2000.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
            Notes to Financial Statements June 30, 2001

NOTE 2 - DISCONTINUED OPERATIONS (continued)

            Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:


                                                   July 1      Dec. 31
In millions of Lira                                 2000        1999

Current assets ........................            68,361       61,926
Current liabilities ...................           (72,844)     (79,385)
                                                  --------     -------
Net current liabilities................           (4,483)      (17,459)
                                                  --------     -------

Property, plant and equipment .........           12,792        14,638
Other long-term assets ................            2,510           889
Long-term liabilities .................           (9,512)      (10,000)
                                                  --------     -------
Net non-current assets ................            5,790         5,527
                                                  --------     -------
Net advances due from operations, sold
as part of disposal transaction........                -         3,235
                                                  ========     =======
Net assets/liabilities of discontinued
operations.............................            1,307        (8,697)
                                                  ========     =======


            In 2000 the Company provided the discontinued motorcycle operations with cash, in the form of capital and advances, of Italian Lira 15,941 million (1999 - Italian Lira 14,331 million) to finance its operations.

1999 Gain on merger of discontinued motorcycle operations

            On March 5, 1999, through a series of transactions, the Company sold 40% of its interest in Moto Guzzi to the shareholders of North Atlantic Acquisition Corporation ("North Atlantic") for approximately US$ 8.9 million (actual transaction currency) (Lira 16,006 million) in cash, from which merger expenses of approximately US$ 0.8 million (actual transaction currency) (Lira 1,400 million) were subsequently paid, to finance the operations of Moto Guzzi. As a result, the Company recorded a gain of Lira 25,837 million in the first quarter of 1999, including the effects of the exchange of redeemable preferred stock of Moto Guzzi into common stock of North Atlantic, which represented Italian Lira 13,132 million of such gain.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
            Notes to Financial Statements June 30, 2001


NOTE 2 - DISCONTINUED OPERATIONS (continued)

Discontinued steel tube operations

            The Company disposed of L.I.T.A. S.p.A. ("LITA") for Lira 2,470 million in July 2000 for a consideration of Lira 1,470 million. The Company also provided a bank guarantee for Lira 1,000 million to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee. The Company settled Lira 165 million of claims by the purchaser in 2001 and recognized this expense in the consolidated statements of operations. Operations of LITA in 2000 through the effective date of disposal were as follows



   In millions of Lira                                   To date of
                                                          disposal
                                                        July1, 2000

   Net sales                                               10,638
   Profit before taxes                                      706
   Provisions for taxes                                      -
                                                        ------------
   Net profit from discontinued operations of
     steel tube operations before minority interests        706
   Minority interests                                      (101)
                                                        ------------
   Net profit                                               605
                                                        ============

Net assets of the discontinued steel tube operations at the effective date of disposal and at December 31, 1999 are as follows:

   In millions of Lira                         July 1         Dec. 31
                                                2000           1999

   Current assets ......................       12,522         12,378
   Current liabilities..................      (10,528)       (11,005)
                                            ----------     -----------
                                               1,994           1,373
                                            ----------     -----------

   Property, plant and equipment........       1,421          1,510
   Other long-term assets...............        208            215
   Long-term liabilities................      (1,134)        (1,315)
                                            ----------     -----------
                                                495            410
                                            ----------     -----------

   Provision for disposal...............         -            (245)
                                            ----------     -----------
Net assets of discontinued operations          2,489          1,538
                                            ----------     -----------

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
            Notes to Financial Statements June 30, 2001

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

            The holders of the Centerpoint Series B Preferred Stock were entitled to receive dividends at the rate of US$ 7 (actual transaction currency) per share per year before any dividends may be paid with regard to Centerpoint's Class A Common Stock, and to receive distribution of US$ 100 (actual transaction currency) per share in liquidation of the Centerpoint before any liquidation distributions are made with regard to its Class A Common Stock. Centerpoint was required to redeem the Series B Preferred Stock for US$ 100 (actual transaction currency) per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock did not have voting rights, except the right to approve issuance of securities, which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by Centerpoint to finance its day-to-day operations. Each share of Series B Preferred Stock was convertible into Class A Common Stock at a conversion price of US$ 5.00 (actual transaction currency), based upon the liquidation preference of the Series B Preferred Stock US$ 100 (actual transaction currency), plus accrued dividends, per share), meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

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

NOTE 6 -  CENTERPOINT LOAN EARLY PAYOFF OF THE COMPANY'S 5% CONVERTIBLE
DEBENTURES

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
            Notes to Financial Statements June 30, 2001

NOTE 7 - SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS

Wilson Litigation: Settlement of Wilson litigation

            In January, 2002, the judge in the Company's litigation against Travelers Insurance Company ("Travelers") arising out of the Wilson litigation determined that Travelers was liable to the Company for US$ 1,000,000 (actual transaction currency), plus the Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July, 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of US$ 1,822,979 (actual transaction currency). Travelers appealed the judgment and, in December 2003, the parties entered into a settlement agreement which provided among other things for the payment of $1,450,000 (actual transaction currency) to the Company by Travelers, which amount was received in December 2003.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
            Notes to Financial Statements June 30, 2001

NOTE 7 - SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration : Settlement

            Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, Lira 9,375 million of the proceeds of the sale were placed into escrow.

            By letter dated December 21, 2000, legal counsel for Aprilia asserted various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share (the "Alleged Claims"). On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

            By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them Italian Lira 7,611 million in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid Italian Lira 7,611 million from the escrow account to Aprilia in respect of the Alleged Claims. Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milan, Italy to hear the case on 16 November 2001. The company requested restitution of the Italian Lira 7,611 million (approximately US$ 3,692,000) paid to Aprilia, plus interest and costs.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
            Notes to Financial Statements June 30, 2001

NOTE 7 - SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

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

            On January 15, 2002, Centerpoint closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million (actual transaction currency) in cash (substantially all of Centerpoint's cash), the US $4.2 million (actual transaction currency) Centerpoint loan to TRG (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of Moto Guzzi to Aprilia and claims against IMI.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
            Notes to Financial Statements June 30, 2001

NOTE 7 - SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

            In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to $1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing that Centerpoint cancel all antidilution and penalty provisions in existing agreements between Bion and Centerpoint, and on May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, (iii) the payment by Bion to OAM of $80,000 (actual transaction currency) (actual transaction currency) plus $10,000 (actual transaction currency) in legal expenses.

            As noted in Bion's 10-Q for the quarter ended September 30, 2003, the $1,925,000 (actual transaction currency) financing was never completed and as of the date of this report Bion does not have the capital necessary to continue operations. In January 2004 Bion closed its New York office, and all remaining employees and consultants are working from their homes. Bion needs additional funds to continue its operations which it has severely limited. There can be no assurance that Bion will be able to obtain such additional funds.

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

Three months ended June 30, 2001 compared to three months ended June 30, 2000

            Selling, general and administrative expenses were approximately 10.7 % lower in 2001 compared to the same period of 2000 as the cost reduction program implemented by the Company from 1998 continues to have effect. The Company's cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs.

            Other income and expense include Lira 4,276 million reflected in the second quarter results to record the gain on the repayment of the debentures. Other items of minor importance were rent and office expenses for the Company's offices in New Jersey (closed in August 2000) and in Milan (Italy), tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

            As a result of the above items, results from continuing operations before taxes and minority interests for the second quarter (April 1 to June 30) were a profit of Lira 3,306 million in 2001 compared to a loss of Lira 2,158 million in the same period of 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

            Selling general and administrative expenses decreased 11.8% in 2001 compared to 2000 due to the cost reduction program implemented by the Company from 1998 despite compliance costs. The Company's cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs.

            In the six months ended June 30, 2000 the Company recorded Lira 958 million in respect of amortization charge for redemption of its Moto Guzzi Corp subsidiary Series B preferred stock and related foreign exchange effects. The preferred stock had a mandatory redemption in December 2001 but was redeemed on September 30, 2000 following disposal of the motorcycle operations. The Company has amortized the premium over the period to redemption.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

            Interest expense in 2001 and 2000 principally reflect interest on the Company's US$ 6.25 million (actual transaction currency) 5% debentures issued in December 1999 and repaid in June 2001 an residual debt in OAM, repaid in April 2001.

            Interest income in 2001 and 2000 principally reflects interest earned on cash and interest accrued on tax receivables. Interest income in 2000 included Italian Lira 306 million receivable by OAM for the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions to the disposed motorcycle operations.

            Other income and expense include Lira 4,276 million reflected in the second quarter results to record the gain on the repayment of the debentures. Other items of minor importance were rent and office expenses for the Company's offices in New Jersey (closed in August 2000) and in Milan (Italy), tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy

            As a result of the above items, results from continuing operations before taxes and minority interests for the six months ended June 30 were a profit of Lira 2,548 million in 2001 compared to a loss of Lira 3,611 million in the same period of 2000.

            Losses from the discontinued motorcycle operations amounting to Lira 4,378 million were terminated in the year 2000 as a result of these operations being disposed effective July 1, 2000, as described in the Notes to the Financial Statements. The disposal generated a gain of Lira 37,643 million, net of Lira 18,796 million of minority interests.

            The Company also sold it steel tube operations in 2000. Despite this business having contributed Lira 605 million in the six months to June 30 2000, it did not present opportunities for growth and future profits which justified further investment and consequently it was disposed to a trade purchaser.

Liquidity and Capital Resources

Significant cash activities in the six months ended June 30, 2001

            The Company recorded a positive cash flow of Lira 11,507 million in the 6 month period ended June 30, 2001.

            In December 2000, the Company and Gould, the co-defendant in the Wilson Litigation executed a settlement agreement and release with the plaintiff under which each of the Company and Gould paid US$ 1,025,000 (actual transaction currency) to settle the claims with the plaintiff. On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US $1,025,000 (actual transaction currency) plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. Such amount was paid at the end of 2001.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

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

            In December 2000, the Company and Gould, the co-defendant in the Wilson Litigation executed a settlement agreement and release with the plaintiff under which each of the Company and Gould paid US$ 1,025,000 (actual transaction currency) to settle the claims with the plaintiff. On June 15, 2001, a verdict was rendered by the Court of Common Pleas of Philadelphia County holding that the Company was responsible for paying all settlement funds and ordering the Company to pay Gould US $ 1,025,000 (actual transaction currency) plus interest at a rate of 7% per annum from the date Gould paid the plaintiffs. Such amount was paid in 2001.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

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

            Following a non-binding letter of intend dated December 30, 2003 between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech entered into an agreement in principle to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and electronic market and has a majority of its operating subsidiaries located in China.

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

Item 4.  Controls and Procedures

      The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Based on its evaluation, as of end of the period covered by this Quarterly Report on Form 10-Q, its Co-Chief Executive Officers have concluded that its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 5.  Other Information

      None.

Item 6. Exhibit and Reports on Form 8-K

      A. Exhibits required by Item 601 of Regulation S-K:

         31.1  Certification of the Joint Chief Executive Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

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


                                      TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004               By: /s/ Mark S. Hauser
                                      ----------------------------------
                                       Mark S. Hauser
                                       President / Joint Chief Executive Officer





Dated: May 25, 2004                 By: /s/ Emanuel M. Arbib
                                       -------------------------------
                                       Emanuel M. Arbib,
                                       Joint Chief Executive Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, June 30, 2001 and is qualified in its entirety by reference to such financial statements.


Item No.             Item Description                                               Amount*

5-01(1)              Cash and cash items                                          10,961,000
5-02(2)              Marketable securities                                                 0
5-02(3)(a)(1)        Notes and accounts receivable - trade                            39,000
5-02(3)(a)(4)        Notes and accounts receivable -                                 475,000
5-02(4)              Allowances for doubtful accounts                                      0
5-02(6)              Inventory                                                             0
5-02(9)              Total current assets                                         11,532,000
5-02(13)             Property, plant and equipment                                    79,000
5-02(14)             Accumulated depreciation                                         51,000
5-02(18)             Total assets                                                 11,714,000
5-02(21)             Total current liabilities                                     1,317,000
5-02(22)             Bonds, mortgages and similar debt                                     0
5-02(28)             Preferred stock - mandatory redemption                                0
5-02(29)             Preferred stock - non-mandatory redemption                            0
5-02(31)             Common stock                                                     46,000
5-02(32)             Other stockholders' equity                                    3,994,000
5-03(b)(1)(a)        Net sales of tangible products                                        0
5-03(b)(1)           Total revenues                                                        0
5-03(b)(2)(a)        Cost of tangible goods sold                                           0
5-03(b)(2)           Total costs and expenses applicable to sales and revenue        885,000
5-03(b)(3)           Other income/(costs and expenses)                             1,986,000
5-03(b)(5)           Provision for doubtful accounts and notes                             0
5-03(b)(8)           Interest income/(expense) and amortization of debt discount      13,000
5-03(b)(10)          Income before taxes and other items                           1,114,000
5-03(b)(11)          Income tax expense                                               85,000
5-03(b)(14)          Income/(loss) continuing operations                             980,000
5-03(b)(15)          Discontinued operations                                               0
5-03(b)(17)          Extraordinary items                                                   0
5-03(b)(18)          Cumulative effect - changes in accounting principles                  0
5-03(b)(19)          Net income or loss                                              980,000
5-03(b)(20)          Earnings per share - primary                                       0.24
5-03(b)(20)          Earnings per share - fully diluted                                 0.24

     * Dollar amounts are based on conversion rate of 2284.78 Lira to the Dollar which prevailed on June 30, 2001.