Form 10-Q
period 2001-09-30
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                          52-0466460
-------------------------------                        -----------------------
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
                             Yes       No X
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
                               Yes       No X
                                  ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 (actual transaction currency) per share, 4,064,900 shares outstanding as of March 31, 2004.

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX


                                                                            Page
Part I Financial Information

Item 1 Financial Statements
   Consolidated Balance Sheets at September 30, 2001 - Assets.................3
   Consolidated Balance Sheets at September 30, 2001 - Liabilities and
   Shareholders' Equity.......................................................4
   Consolidated  Statements of Operations for the 3 months to September 30,
   2001.......................................................................5
   Consolidated  Statements of Operations for the 9 months to September 30,
   2001.......................................................................6
   Consolidated Statements of Changes in Shareholders' Equity.................7
   Consolidated Statements of Cash Flows......................................8
   Notes to Consolidated Financial Statements.................................9

  Item 2 Management's Discussion and Analysis of Financial Condition and
  Results of Operations.......................................................19
  Item 3 Quantitative and Qualitative Disclosures About Market Risk...........23
  Item 4 Controls and Procedures..............................................23
  PART II -- OTHER INFORMATION
  Item 1 Legal Proceedings....................................................23
  Item 2 Changes in Securities, Use Of Proceeds and Issuer Purchases
  of Equity Securities........................................................23
  Item 3 Defaults Upon Senior Securities......................................25
  Item 4 Submission of Matters to a Vote of Securities Holders................25
  Item 5 Other Information....................................................25
  Item 6 Exhibits and Reports On Form 8-K.....................................25
  Signatures..................................................................26

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
September 30, 2001 and December 31, 2000


                                             Sept. 30    Sept. 30      Dec. 31
                                               2001        2001         2000
                                             US$'000       Lira         Lira
                                                         (000,000)    (000,000)
ASSETS
Cash and cash equivalents ................$  10,935Lira   23,268 Lira  12,737
Marketable securities, at cost ...........                             32,417
Receivables...............................       69          147          953

  Trade ..................................       42           90           25
  Other receivables ......................       27           57          928

Prepaid Expenses .........................       61          130          186
                                           ---------   ----------    ---------
TOTAL CURRENT ASSETS                         11,065       23,545       46,293
                                           ---------   ----------    ---------
Property, plant and equipment.............       23           50          114
    At cost                                      84          179          179
    Less allowances for depreciation           (61)        (129)         (65)
Unamortized debt charges .................        -            -          460
Other assets                                      -            -            2
Tax receivables ..........................      167          356        2,248
Restricted investment.....................        -            -        1,000
Other assets ............................. ---------   ----------    ---------
TOTAL ASSETS                              $  11,255Lira   23,951 Lira  50,117
                                           =========   ==========    =========




                    See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
September 30, 2001 and December 31, 2000

                                             Sept. 30     Sept. 30      Dec. 31

                                               2001         2001         2000
                                             US$'000        Lira         Lira
                                                          (000,000)    (000,000)
LIABILITIES
Current portion of long-term debt .........       -           -         13,492
Accounts payable ..........................       400          851         846
Accrued expenses and other payables .......       895        1,905       2,791
                                             ---------   ----------    --------

TOTAL CURRENT LIABILITIES                       1,295        2,756      17,129
                                             ---------   ----------    --------

Net liabilities of discontinued motorcycle
operations ................................

Long-term debt, less current portion ......

Provision for claims ......................     1,363        2,900       5,050

Minority interests ........................     5,006       10,655      19,527

SHAREHOLDERS' EQUITY.......................     3,591        7,640       8,411

Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,064,900 shares outstanding, ...........        50          106         106
Additional paid-in capital ................    50,151      106,717     106,555
Treasury stock, at cost ...................   (22,517)     (47,914)    (47,914)
Cumulative translation adjustment .........    (1,453)      (3,092)     (1,119)
Accumulated deficit .......................   (22,640)     (48,177)    (49,217)
                                             ---------   ----------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY        $  11,255Lira   23,951 Lira 50,117
                                             =========   ==========    ========


                  See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended September 30, 2001 and 2000

                                           Sept. 30     Sept. 30      Sept. 30

                                             2001         2001          2000
                                            US$'000       Lira          Lira
                                                        (000,000)     (000,000)

Selling, general and administrative           (494)       (1,052)         (952)
expenses ..............................   ----------    ----------   -----------

Operating loss ........................       (494)       (1,052)         (952)

Interest expense ......................         (9)          (19)         (318)
Interest income .......................         12            26           179
Other (expense)/income, net ...........        (93)         (197)          125
Amortization charge for redemption of
preferred  .........stock of subsidiary       -             -           (1,773)
Subsidiary preferred stock dividends...       -             -             (710)
                                          ----------    ----------   -----------


Loss before income taxes and minority
interests..............................       (584)       (1,242)       (3,449)

Income taxes  .........................       -             -            -

Minority interests  ...................         19            41           747
                                          ----------    ----------   -----------
Loss from continuing operations .......       (565)       (1,201)       (2,702)

Discontinued operations (Note 2) ......      -             -            37,643
  Gain on sale of motorcycle operations      -             -            37,643
                                          ----------    ----------   -----------

Net income/(loss)......................  $    (565) Lira  (1,201)Lira   34,941
                                          ==========    ==========   ===========

PROFIT/(LOSS) PER SHARE                     US $          Lira          Lira
BASIC

Continuing operations .................    (0.14)         (295)         (667)
Discontinued operations ...............       -             -          9,290
                                          ----------    ----------   -----------
                                           (0.14)         (295)        8,513
                                          ==========    ==========   ===========

Weighted average number of shares
  Outstanding during the period:

Basic .................................   4,064,900     4,064,900    4,051,566
                                          ==========    ==========   ===========

Fully diluted .........................   4,064,900     4,064,900    4,051,566
                                          ==========    ==========   ===========


               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
9 Months ended September 30, 2001 and 2000

                                           Sept. 30     Sept. 30      Sept. 30

                                             2000        2001           2001
                                            US$'000      Lira           Lira
                                                       (000,000)      (000,000)

Selling, general and administrative
expenses ..............................     (1,445)      (3,075)       (3,245)
                                          ----------   ----------    ----------
Operating loss ........................     (1,445)      (3,075)       (3,245)

Interest expense ......................       (305)        (650)         (910)
Interest income .......................        322          686           600
Other income/(expense), net ...........      2,042        4,345           293
Amortization charge for redemption of
   preferred stock of subsidiary.......       -            -           (2,731)
Subsidiary preferred stock dividends ..       -            -           (1,067)
                                          ----------   ----------    ----------

Income/(Loss) from continuing
 operations before income taxes
 and minority interests................        614        1,306        (7,060)

Income taxes  .........................        (91)        (194)         -

Minority interests  ...................        (34)         (72)        1,185
                                          ----------   ----------    ----------

Income/(Loss) from continuing                  489        1,040        (5,875)
operations ............................

Discontinued operations (Note 2) ......          -            -        33,870
   Discontinued motorcycle operations..          -            -        (4,378)
   Gain on sale of motorcycle
     operations........................          -            -        37,643
  Discontinued tube operations ........          -            -           605
                                          ----------   ----------    ----------
Net income............................$        489  Lira  1,040  Lira  27,995
                                          ==========   ==========    ==========

PROFIT/(LOSS) PER SHARE                      US$         Lira           Lira
BASIC

Continuing operations .................     0.12          256          (1,450)
Discontinued operations................       -            -            8,360
Extraordinary Items                           -            -              -
                                          ----------   ----------    ----------
                                            0.12          256           6,910
                                          ==========   ==========    ==========

Weighted average number of shares
  Outstanding during the period:

Basic .................................   4,064,900    4,064,900     4,051,566
                                          ==========   ==========    ==========

Fully diluted .........................   4,064,900    4,064,900     4,051,566
                                          ==========   ==========    ==========

               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Equity September 30, 2001

                                                   Additional          Accumulated other               TOTAL       Comprehensive
                                       Common       paid-in    Treasury     Other       Accumulate  SHAREHOLDERS'     income/
                                                                        Comprehensive
           Lira million                stock        capital     stock      Income         deficit     EQUITY          (loss)
                                     ---------     --------   --------- --------------  ----------  ------------   ------------

At January 1, 2001             Lira     106        106,555    (47,914)     (1,119)      (49,217)      8,411              -

Net loss                                 -            -            -          -                        (856)           (856)
                                                                                           (856)
Translation adjustment                   -            -            -       (1,138)          -        (1,138)         (1,138)
Vesting of shares subject to
forfeit                                  -             121         -        -               -           121              -
                                       -------     --------   --------    ---------    ---------   ----------      -----------
At March 31, 2001              Lira     106        106,676    (47,914)     (2,257)      (50,073)      6,538          (1,994)

Net profit                               -            -            -          -           3,097       3,097           3,097

Translation adjustment                   -            -            -         (446)          -          (446)           (446)
Vesting of shares subject to
forfeit                                  -           41            -           -            -            41              -
                                       -------     --------   --------   ---------    ---------    ----------      ----------
At June 30, 2001               Lira     106        106,717    (47,914)     (2,703)     (46,976)       9,230           2,651

Net loss                                 -            -            -          -         (1,201)      (1,201)         (1,201)
Translation adjustment                   -            -            -         (389)         -           (389)           (389)
                                       -------     --------   --------   ---------    ---------    ----------     -----------

At September 30, 2001          Lira     106        106,717    (47,914)     (3,092)     (48,177)       7,640          (1,590)

At September 30, 2001         $'000      50         50,151    (22,517)     (1,453)     (22,640)       3,591             747
                                       =======     ========   ========   =========     ========    ==========    ============


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
September 30, 2001 and 2000

                                                      Sept. 30     Sept. 30      Sept. 30
                                                        2001         2000          2001
                                                                     Lira          Lira
                                                       US$'000     (000,000)     (000,000)
Net income/(loss) from continuing                        489         1,040        (5,875)
operations

Adjustments to reconcile net loss to net
 cash (used)/provided by continuing
operations:

Depreciation and amortization                             21            45            27
Amortization of debt charges                              94           201           357
Non-cash finance income from discontinued               --            --            (306)
operations
Change in Minority interests                              34            72        (1,185)
Amortization of premium for redemption of
subsidiary preferred stock                                                         2,010
Other operating activities                               (38)          (80)          548

Changes in operating assets and liabilities:
Trade and other receivables                              320           680         1,114
Prepaid expenses                                          30            63             7
Payment of settlement                                 (1,020)       (2,217)         --
Decrease in provision for claims                      (1,560)       (3,274)         --
Accounts payable and accrued expenses                 (1,453)       (3,091)       (1,927)
                                                      -------       -------       -------
Net cash (used)/provided by operating
activities                                            (3,083)       (6,561)       (5,230)
                                                      -------       -------       -------
Investing activities:
Net (increase)/decrease in investments                15,123        32,182       (27,998)
Proceeds from disposal of subsidiaries, net
of cash disposed                                        --            --            (229)

Purchase of minorities in OAM                         (2,422)       (5,153)         --
                                                      -------       -------       -------

Net cash (used)/provided by investing
activities                                            12,701        27,029       (28,227)
                                                      -------       -------       -------
Financing activities
Net increase in advances from banks current debt        --            --             154
Issuance of subsidiary preferred stock                  --            --          11,386
Repurchase of shares                                    --            --          (1,659)
Principal payments of long-term debt                  (4,787)      (10,186)         (553)
                                                      -------       -------       -------
Net cash provided/(used) by financing
activities                                            (4,787)      (10,186)        9,328
                                                      -------       -------       -------
(Decrease)/increase in cash from continuing
operations                                             4,831        10,282       (24,129)

Cash from discontinued operations                       --            --          42,847

Exchange movement on opening cash                        118           249         1,583

Cash, beginning of period                              5,986        12,737        12,468
                                                      -------       -------       -------
Cash, end of period                             $     10,935Lira    23,268 Lira    32,769
                                                      =======       =======       =======

               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2001

NOTE 1  - BASIS OF PRESENTATION

            The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2000 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

            The consolidated financial statements through the date of the disposal of the Company's operations were shown in Italian Lira ("Lira") because all of the Company's material operating entities were based in and operated entirely in Italy. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of the net proceeds from the disposals of Lira-denominated cash and cash-equivalents, and then moved these amounts to US$-denominated bank accounts. Accordingly, the consolidated financial statements at September 30, 2001 continue to be shown in Lira. The translation of Lira amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lira 2,127.9 to US$ 1.00, the approximate exchange rate at September 30, 2001. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lira unless specifically designated in other currencies.

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

            Proceeds from the sale were Lira 81,574 million. The Share Purchase Agreement required the Company to place Lira 9,375 million of the total proceeds into escrow in case of any breach of representations and warranties claims by Aprilia. Funds from the escrow account were to be released to Centerpoint in two payments, Lira 7,000 million was to be released on September 8, 2001 and up to Lira 2,375 million to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts. See Note 7, "Subsequent Events" for a discussion of subsequent claims made by Aprilia against the escrow accounts, release of escrow funds to Aprilia and settlement of such matters in 2003.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2001

            SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI")) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI Lira 11,401 million, in respect of fees and expenses claimed to be due to IMI, paid Lira 505 million to Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of Lira 60,293 million to Centerpoint. Since early July 2000, the Company has disputed IMI's interpretation of the calculation of the fee due to them based on their engagement letter. See Note 7, "Subsequent Events" for further discussion regarding disputed fees.

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

   In millions of Lira                                   To date of
                                                          disposal
                                                            2000

   Net sales                                               50,994
   Loss before taxes                                       (7,810)
   Provisions for taxes                                     (514)
                                                    ----------------------
   Net loss from discontinued operations of
   Motorcycle operations before minority interests         (8,324)
   Minority interests                                       3,946
                                                    ----------------------
   Net loss                                                (4,378)
                                                    ======================

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2001


NOTE 2 - DISCONTINUED OPERATIONS (continued)

            Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:

                                                    July 1      Dec. 31
In millions of Lira                                  2000        1999


Current assets ........................            68,361      61,926
Current liabilities ...................           (72,844)    (79,385)
                                                  ----------- ----------
Net current liabilities................            (4,483)    (17,459)
                                                  ----------- ----------

Property, plant and equipment .........            12,792      14,638
Other long-term assets ................             2,510         889
Long-term liabilities .................            (9,512)    (10,000)
                                                  ----------- ----------
Net non-current assets ................             5,790       5,527
                                                  ----------- ----------
Net advances due from operations, sold
as part of disposal transaction........                -        3,235
                                                  =========== ==========
Net assets/liabilities of discontinued
operations.............................             1,307      (8,697)
                                                  =========== ==========

            In 2000 the Company provided the discontinued motorcycle operations with cash, in the form of capital and advances, of Italian Lira 15,941 million (1999- Italian Lira 14,331 million) to finance its operations.

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
                                                           July 1, 2000

   Net sales                                                  10,638
   Profit before taxes                                           706
   Provisions for taxes                                          -
                                                          ----------------
   Net profit from discontinued operations of
       steel tube operations before minority interests           706
   Minority interests                                           (101)
                                                          ----------------
   Net profit                                                    605
                                                          ================

Net assets of the discontinued steel tube operations at the effective date of disposal and at December 31, 1999 are as follows:

   In millions of Lira                      July 1       Dec. 31
                                             2000         1999

   Current assets ......................    12,522       12,378
   Current liabilities..................   (10,528)     (11,005)
                                           ----------   ----------
                                             1,994        1,373
                                           ----------   ----------

   Property, plant and equipment........     1,421        1,510
   Other long-term assets...............       208          215
   Long-term liabilities................    (1,134)      (1,315)
                                           ----------   ----------
                                               495          410
                                           ----------   ----------

   Provision for disposal...............       -           (245)
                                           ----------   ----------
Net assets of discontinued operations        2,489        1,538
                                           ----------   ----------

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

            The holders of the Centerpoint Series B Preferred Stock were entitled to receive dividends at the rate of US$ 7 (actual transaction currency) per share per year before any dividends may be paid with regard to Centerpoint's Class A Common Stock, and to receive distribution of US$ 100 (actual transaction currency) per share in liquidation of the Centerpoint before any liquidation distributions are made with regard to its Class A Common Stock. Centerpoint was required to redeem the Series B Preferred Stock for US$ 100 (actual transaction currency) per share plus accrued dividends on December 28, 2001. Holders of Series B Preferred Stock did not have voting rights, except the right to approve issuance of securities, which would affect the Series B Preferred Stock and the incurrence of debt, other than refinancing of existing debt or lines of credit used by Centerpoint to finance its day-to-day operations. Each share of Series B Preferred Stock was convertible into Class A Common Stock at a conversion price of US$ 5.00 (actual transaction currency), based upon the liquidation preference of the Series B Preferred Stock (US$ 100 (actual transaction currency), plus accrued dividends, per share), meaning each share of Series B Preferred Stock is convertible into approximately 20 shares of Class A Common Stock.

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

NOTE 6 - CENTERPOINT LOAN ; EARLY PAYOFF OF THE COMPANY'S 5% CONVERTIBLE DEBENTURES

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


NOTE 7 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS

Wilson Litigation: Settlement of Wilson litigation

            In January, 2002, the judge in the Company's litigation against Travelers Insurance Company ("Travelers") arising out of the Wilson litigation determined that Travelers was liable to the Company for US$ 1,000,000 (actual transaction currency), plus the Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July, 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of US$ 1,822,979 (actual transaction currency). Travelers appealed the judgment and, in December 2003,the parties entered into a settlement agreement which provided among other things for the payment of $1,450,000 (actual transaction currency) to the Company by Travelers, which amount was received in December 2003.

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

            In October 2003, following indications by the Arbitration committee of their considerations regarding the claims, Centerpoint, OAM and Aprilia entered into agreement to settle the matter with Aprilia paying Euro 1,420,256 (approximately Italian Lira 2,900 million) to Centerpoint, of which Euro 206,583 was designated to cover legal fees. Under the terms of the Bion agreement, below, OAM has the right to 65% of the net proceeds of this settlement

            The residual balance of approximately Euro 1.0 million remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any after eventual successful claims by Aprilia, will be released in September 2007. The Company is entitled to 65% of amounts eventually released.

Bion Transaction

            The Board of Directors of Centerpoint met to evaluate the alternative strategies and investments available to it. Investec Ernst & Co., who had been hired in June 2001 to assist in this process, presented to the Centerpoint Board their conclusions on a number of potential investments. In December 2001, the Centerpoint Board resolved to approve the acquisition of 19,000,000 shares of Bion, an environmental service company focused on the needs of confined animal feeding operations

            On January 15, 2002, Centerpoint closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 million (actual transaction currency) in cash (substantially all of Centerpoint's cash), the US $4.2 million (actual transaction currency) Centerpoint loan to TRG (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of Moto Guzzi to Aprilia and claims against IMI.

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

            In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to $1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing that Centerpoint cancel all antidilution and penalty provisions in existing agreements between Bion and Centerpoint, and on May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, (iii) the payment by Bion to OAM of $80,000 (actual transaction currency) plus $10,000 (actual transaction currency) in legal expenses.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2001


            In January 2004 Centerpoint distributed all Bion shares owned by it pro-rata to the holders of it's Common Stock. As a result, the Company received 44,240 Bion shares, which are deemed to be of no value..

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

Three months ended September 30, 2001 compared to three months ended September 30, 2000

            Selling, general and administrative expenses were approximately 10.2% higher in 2001 compared to the same period of 2000. The Company's cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs.

            Interest expense for the quarter of Lira 19 million is significantly lower than that for the same quarter of the previous year, which amounted to Lira 318 million.

            Interest income for the quarter of Lira 26 million compares to Lira 179 million for the previous period.

            In the three months ended September 30, 2000 the Company has recorded Lira 1,773 million in respect of amortization charge for redemption of its Moto Guzzi Corporation subsidiary Series B preferred stock and related foreign exchange effects. The preferred stock had a mandatory redemption in December 2001 but was redeemed on September 30, 2000 following disposal of the motorcycle operations and the Company has amortized the premium over the period to redemption. The Company has also recorded in the three months ended September 30, 2000, Lira 710 million in respect of dividends relative to this Series B preferred stock.

            As a result of the above items the third quarter ending 30 September 2001 reflected a net loss of Lira 1,201 million compared to a loss of Lira 2,702 million for the third quarter of 2000.

            In the third quarter of 2000 the company realized the gains on the disposal of the motorcycle operations amounting to a total of Lira 37,643 million.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

            Selling general and administrative expenses decreased 5.2 % in the nine month period to 30 September 2001 compared to 2000 due to the cost reduction program implemented by the Company from 1998. The Company's cost saving program is hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes and the complexity of the disposal programs and corporate restructuring programs.

            In the nine months ended September 30, 2000 the Company recorded Lira 2,731 million in respect of amortization charge for redemption of its Moto Guzzi Corp subsidiary Series B preferred stock and related foreign exchange effects. The preferred stock had a mandatory redemption in December 2001 but was redeemed on September 30, 2000 following disposal of the motorcycle operations. The Company has amortized the premium over the period to redemption.

            Interest expense in 2001 and 2000 principally reflect interest on the Company's US$ 6.25 (actual transaction currency) (actual transaction currency) million 5% debentures issued in December 1999 and repaid in June 2001 an residual debt in OAM, repaid in April 2001.

            Interest income in 2001 and 2000 principally reflects interest earned on cash and interest accrued on tax receivables. Interest income in 2000 included Italian Lira 306 million receivable by OAM for the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions to the disposed motorcycle operations.

            Other income/expense includes an item of Lira 4,276 million to reflect the gain on the repayment of the debentures recorded in the second quarter of 2001.

            As a result of the above items, results from continuing operations before taxes and minority interests for the nine months ended September 30, were a profit of Lira 1,306 million in 2001 compared to a loss of Lira. 7,060 million in 2000.

            Losses from the discontinued motorcycle operations amounting to Lira 4,378 million were terminated in the year 2000 as a result of these operations being disposed effective July 1, 2000 , as described in the Notes to the Financial Statements. The disposal generated a gain of Lira 37,643 million, net of Lira 18,796 million of minority interests.

            The Company also sold it steel tube operations in 2000. Despite this business having contributed Lira 605 million in the six months to June 30 2000, it did not present opportunities for growth and future profits which justified further investment and consequently it was disposed to a trade purchaser.

Liquidity and Capital Resources

Significant cash activities in the nine months ended September 30, 2001

            The Company recorded a positive cash flow of Lira 10,531 million in the 9 month period ended September 30, 2001.

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

            On March 1, 2001, the Company purchased minority interests of 15.65% in its OAM subsidiary from Daimler Chrysler for US$2.5 million (actual transaction currency), equivalent to Lira 5,153 million at the effective accounting date for this transaction of January 1, 2001. The fair value of the assets acquired was Lira 8,081 million. The resulting negative goodwill of Lira 2,928 million was applied to write down non-current assets of OAM: tax receivables were written down by Lira 1,907 million, restricted cash (related to the sale of Lita, see Note 3 above) by Lira 1,000 million and tangible fixed assets by Lira 21 million.

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

            In January 2002, the Company's OAM subsidiary entered into agreements with Bion as described in Note 7 to the Financial Statements. The substantial effect of the agreements with Bion was that the Company disposed of its controlling interest in Centerpoint. Centerpoint substantially received the same value of proceeds it could have received had it liquidated Centerpoint. Pursuant to these transactions, OAM received the Company's US$ 4.2 million (actual transaction currency) Promissory Note and approximately US$ 3.7 million (actual transaction currency) of the approximately US$ 8.7 million (actual transaction currency) cash held by Centerpoint at the date of the transaction with Bion.

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

      Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

      Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of the Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid (euro) 3,931 thousand from the escrow account (see Note 2) to Aprilia in respect of the Alleged
Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and Aprilia, in October 2003, entered into agreement to settle the matter with Aprilia paying (euro) 1,420,256 including (euro) 206,583 of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

      Pending

      IMI Fees

      In connection with the sale of Moto Guzzi to Aprilia, IMI was paid (euro) 5,888 thousand in fees and expenses it claimed under its engagement letter with the Company. The Company disputed the calculation of IMI's fees and on February 7, 2002 brought a suit in the Milan Court in Italy seeking reimbursement of
(euro) 4,527,000 (approximately US$ 5.7 million at 2003 year-end exchange rates). The judge handling the lawsuit has heard the case several times in 2002 and 2003. As of March 31, 2004, the lawsuit is still pending. However, the Company is in discussions with IMI for an eventual out-of-court settlement.

      CDS Srl

      In 1999 CDS S.r.l. ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately (euro)800,000.

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

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004                  By:/s/ Mark S. Hauser
                                        ----------------------------
                                        Mark S. Hauser
                                        President/Joint Chief Executive Officer





Dated: May 25, 2004                  By:/s/ Emanuel M. Arbib
                                        ---------------------------
                                        Emanuel M. Arbib,
                                        Joint Chief Executive Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, September 30, 2001 and is qualified in its entirety by reference to such financial statements.

Item No.       Item Description                                        Amount*

5-01(1)        Cash and cash items                                   10,935,000
5-02(2)        Marketable securities                                          0
5-02(3)(a)(1)  Notes and accounts receivable - trade                     42,000
5-02(3)(a)(4)  Notes and accounts receivable -                           27,000
5-02(4)        Allowances for doubtful accounts                               0
5-02(6)        Inventory                                                      0
5-02(9)        Total current assets                                  11,065,000
5-02(13)       Property, plant and equipment                             84,000
5-02(14)       Accumulated depreciation                                  61,000
5-02(18)       Total assets                                          11,255,000
5-02(21)       Total current liabilities                              1,295,000
5-02(22)       Bonds, mortgages and similar debt                              0
5-02(28)       Preferred stock - mandatory redemption                         0
5-02(29)       Preferred stock - non-mandatory redemption                     0
5-02(31)       Common stock                                              50,000
5-02(32)       Other stockholders'equity                              3,541,000
5-03(b)(1)(a)  Net sales of tangible products                                 0
5-03(b)(1)     Total revenues                                                 0
5-03(b)(2)(a)  Cost of tangible goods sold                                    0
5-03(b)(2)     Total costs and expenses applicable to sales and
               revenue                                                1,445,000
5-03(b)(3)     Other income/(costs and expenses)                      2,042,000
5-03(b)(5)     Provision for doubtful accounts and notes                      0
5-03(b)(8)     Interest income/(expense) and amortization
               of debt discount                                          17,000
5-03(b)(10)    Income/(loss) before taxes and other items               614,000
5-03(b)(11)    Income tax expense                                        91,000
5-03(b)(14)    Income/(loss) continuing operations                      489,000
5-03(b)(15)    Discontinued operations                                        0
5-03(b)(17)    Extraordinary items                                            0
5-03(b)(18)    Cumulative effect - changes in accounting principles           0
5-03(b)(19)    Net income or loss                                       489,000
5-03(b)(20)    Earnings per share - primary                                0.12
5-03(b)(20)    Earnings per share - fully diluted                          0.12

       * Dollar amounts are based on conversion rate of 2127.9 Lira to the Dollar which prevailed on September 30, 2001.