Form 10-K
period 2001-12-31
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                   For the fiscal year ended December 31, 2001

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

                    Common Stock, par value US$0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No  X
     ------         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. _____

As of March 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was US$1.621 millions (actual transaction currency).

As of March 31, 2004, there were 4,064,900 shares of the registrant's common stock, par value US$ 0.01 (actual transaction currency) per share, outstanding.

                            TRIDENT ROWAN GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   ....................................................................1

ITEM 1.  BUSINESS............................................................2

ITEM 2.  PROPERTIES..........................................................4

ITEM 3.  LEGAL PROCEEDINGS...................................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................6

PART II  ....................................................................6

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.............................................................6

ITEM 6.  SELECTED FINANCIAL DATA.............................................8

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................18

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................48

ITEM 9A. CONTROLS AND PROCEDURES............................................48

PART III ...................................................................48

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................48

ITEM 11. EXECUTIVE COMPENSATION.............................................50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....57

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................59

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................62

PART IV  ...................................................................63

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....63

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

In October 2002, Arthur Andersen S.p.A. (Deloitte & Touche Italia S.p.A. until July 31, 2003) entered into an agreement with the national Italian practice of Deloitte Touche Tohmatsu ("DTT") that provides for the association of the former Arthur Andersen S.p.A. with DTT. On August 1, 2003, the audit operations of Deloitte & Touche S.p.A. and Deloitte & Touche Italia S.p.A. were combined and the resulting company took the name of Deloitte & Touche S.p.A. DTT has performed the quality control procedures required for foreign associated firms that are embodied in the requirement of the SEC Practice Section of the American Institute of Certified Public Accountants with respect to the financial statements for the year ended December 31, 2000, included in this Annual Report on the Form 10-K as of December 31, 2001.

ITEM 1.      BUSINESS

HISTORY OF THE COMPANY

Trident Rowan Group, Inc. (the "Company"), prior to the disposal of all its operating subsidiaries, was primarily in the business of motorcycle manufacturing and distribution through Moto Guzzi Corporation ("Moto Guzzi"). Moto Guzzi acquired by the Company in 1972, was a manufacturer of medium and high priced motorcycles. Moto Guzzi was merged in 1999 with and into North Atlantic Acquisition Corp. ("North Atlantic"), a specialized merger and acquisition allocated risk company.

The Company, in 1995, acquired Temporary Integrated Management S.p.A. ("TIM"), a temporary management company. The focus of TIM was to invest in troubled companies and enhance its investment value through its temporary management capability, and then realize such enhanced value through exit mechanisms.

The Company acquired L.I.T.A. S.p.A. ("LITA"), a producer of welded steel tubes through its subsidiary in Luxembourg, Trident Rowan International S.A. ("TRI"), in 1996.

Disposal of All Operating Subsidiaries :

Moto Guzzi experienced lack of liquidity in 1998 and 1999 that caused component supply shortages which were initially eased by the merger with North Atlantic. However, the proceeds of the North Atlantic merger were not sufficient to permit Moto Guzzi to make all of the necessary investments to restore its operations to profitability. Moto Guzzi was unable to subsequently raise the further required funds that resulted in severe financial difficulties and threatened its operations. Moto Guzzi sold its four operating subsidiaries to Aprilia S.p.A. ("Aprilia") in 2000 (see Note 3a to Consolidated Financial Statements in Item 8)
- Moto Guzzi was renamed Centerpoint Corporation ("Centerpoint") after the sale of its operating subsidiaries.

The Company, in 2000, also sold TIM and its welded steel tube operation that it carried out through LITA (see Note 3b to Consolidated Financial Statements in
Item 8).

RECENT AND SUBSEQUENT EVENTS

Overview

o In June 2001, the Company borrowed $4.2 million (actual transaction currency) from Centerpoint ("Centerpoint Loan"), to fund early repayment of its convertible debentures (see Note 8 to the Consolidated Financial Statements in Item 8).

o The Company purchased, on March 1, 2001, the entire 15.65% minority interests in OAM (that it did not already own then) from Daimler Chrysler for US$2.5 million (actual transaction currency) (Lira 5,153 million at the effective accounting date for this transaction of January 1, 2001) (see Note 5 to the Consolidated Financial Statements in Item 8).

o In January, 2002, the judge in the Company's litigation against Travelers Casualty and Surety Company ("Travelers") arising out of the Wilson litigation determined that Travelers was liable to the Company for US$1,000,000 (actual transaction currency), plus the Company's legal fees in connection with the litigation, less a reasonable premium. After subsequent challenges and appeals, in December 2003 the parties entered into a settlement agreement that provided, among other things, for the payment of US$1,450,000 (actual transaction currency) to the Company by Travelers. This amount was paid in December 2003 (see Item 3 and Note 18 to the Consolidated Financial Statements in Item 8).

o In January 2002, the Company entered into a series of transactions and agreements with Bion Environmental Technologies, Inc., ("Bion") (see Note 18 to the Consolidated Financial Statements in Item 8).

   Following these transactions, the Company continued to hold directly 300,000 Centerpoint Class A Common Stock (approximately 5% of Centerpoint's outstanding stock). The effect of the transactions with Bion was to dispose of the Company's majority interest in Centerpoint, receiving assets substantially similar in total value to those the Company would have received in an eventual liquidation of Centerpoint.

o In February 2002, the Company settled litigation with the Rawlings Sporting Goods Company (see Item 3 and Note 18 to the Consolidated Financial Statements in Item 8).

o In October 2003, Centerpoint, OAM and Aprilia entered into agreement to settle the dispute (relating to the sale of the Moto Guzzi operations), with Aprilia paying (euro) 1.4 million (approximately Lira 2,900 million) (see
   Note 18 to the Consolidated Financial Statements in Item 8).

o On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. For this release, the Company paid (euro) 30,000 in 2004 (see Note 18 to the Consolidated Financial Statements in Item 8).


CURRENT STATUS OF THE COMPANY

As of March 31, 2004, the date of this annual report in Form 10K, the Company no longer has any operating subsidiaries. The Company's principal assets are as follows:

o Approximately (euro) 4.1 million ($5.0 million at March 31, 2004 exchange rates) in cash. Approximately 86% of the cash and marketable securities held by the Company are denominated in US Dollars and the balance in Euro;

o 140,000 Centerpoint Class A Common Stock (carrying value was written down to zero in 2002);

o 144,240 (after the 10 for 1 reverse stock split occurred in July 2002) Bion common stock (carrying value written down to zero) and warrants to purchase 100,000 (after the 10 for 1 reverse stock split occurred in July 2002) shares of Bion common stock at US$ 9.00 (actual transaction currency) per share (has not been assigned a value in the consolidated financial statements);

o A sixty-five percent share in claims with respect to residual funds of approximately (euro) 600 thousand held in an escrow account relating to the September 2000 sale of the Company's Moto Guzzi operations to Aprilia (See
   Note 15 to the Consolidated Financial Statements in Item 8). This claim (a contingent asset) is not recorded as assets in the consolidated financial statements; and

o A sixty-five percent share of claims against Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI") to recover fees charged in connection with the September 2000 sale of the Company's Moto Guzzi operations to Aprilia (See
   Note 18 to the Consolidated Financial Statements in Item 8). This claim (a contingent asset) is not recorded as asset in the consolidated financial statements.

The Company's only liabilities are principally for corporate costs, taxes and litigation in respect of the claims above.

The majority of the assets described above are held by OAM S.p.A., a 98.6% Italian subsidiary of the Company.


FUTURE BUSINESS OF THE COMPANY
------------------------------

In May 2002 the Board of Directors of the Company approved the engagement of Investec Inc. ("Investec") to explore investment options available to the Company and to seek a suitable business to acquire or merge with. In June 2003, following the closure of Investec's U.S. investment banking operations in order to provide continuity to the process of identifying potential candidates, the Company engaged Kidron Corporate Advisors LLC, an M & A advisory boutique.

Following a non-binding term sheet dated December 30, 2003, between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech reached an agreement in principle pursuant to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and electronic market and has a majority of its operating subsidiaries located in China.

ITEM 2.      PROPERTIES

The Company does not own any real property. The only property leased by the Company in 2001 and on the date of this report is office space aggregating 100 square meters in Milan, Italy at a cost of Lira 38 million annually. The lease contract expires on October 1, 2005.

ITEM 3.      LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in the following litigation:

Rawlings Litigation

An action entitled "Rawlings Sporting Goods Co., Inc. v. Trident Rowan Group, Inc. et al.," was filed in the United States District Court for the Northern District of New York by Rawlings Sporting Goods Co ("Rawlings"), the owner of property located in Salisbury, New York, in August 1998. The actions seek to hold the Company liable for costs that Rawlings allegedly incurred in response to the release or threatened release of allegedly hazardous substances on land allegedly owned by the Company between 1948 and 1970, and used by a third party. The compliant was amended in December 2000, to further allege that the Company still owns a portion of the allegedly contaminated land.

The Company settled the matter with Rawlings on February 11, 2002. The Company, in May 2002, transferred to Rawlings 160,000 Centerpoint class A common stock pursuant to a term of a settlement agreement with Company and Rawlings voluntarily dismissing the action and released each other from all claims relating to the action

Wilson and Travelers Litigation

The Company is the subject of an action in the Court of Common Pleas, a State Court situated in Philadelphia, entitled "John Wilson et al. v. Trident Rowan Group, Inc. et al" (the "Wilson Litigation").The Wilson Litigation was an action eventually consolidated with a related, companion action against other parties. The plaintiff was seeking damages for serious burn injuries he allegedly sustained in 1996 from working with a starter unit claimed to have been manufactured in the 1950's by a company once owned by a predecessor of the Company. The case was settled in 2000 with the Company and Gould Electronics, Inc. ("Gould"), a co-defendant, each paying 50% of the US$ 2,050,000 (actual transaction currency) settlement amount, subject to resolution of certain issues between them.

In March 1999, the Company separately brought suit against Travelers Casualty and Surety Company ("Travelers"), the Company's insurer, who disclaimed coverage and defense of the suit, to compel it to resume coverage of the underlying claim and to assume the costs of defense of the Wilson Litigation. In May 2001, the United States District Court granted summary judgment in favor of the Company, holding that Travelers must indemnify the Company for liability incurred and attorney's fees paid in connection with the Wilson Litigation, plus interest.

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

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of the Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid lira 7,611 million from the escrow account (see Note 3a) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and Aprilia, in October 2003, entered into agreement to settle the matter with Aprilia paying (euro) 1,420,256 (approximately Lira 2,900 million) including (euro) 206,583 (approximately Lira 400 million) of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

IMI Fees

In connection with the sale of Moto Guzzi to Aprilia, IMI was paid (euro) 5,888,000 in fees and expenses it claimed under its engagement letter with the Company. The Company disputed the calculation of IMI's fees and has brought a suit in Italy seeking reimbursement of (euro) 4,527,000 (approximately US$ 5.7 million at 2003 year-end exchange rates). The judge handling the lawsuit has heard the case several times in 2002 and 2003. As of March 31, 200, the lawsuit is still pending. However, the Company is in discussions with IMI for an eventual out-of-court settlement.


CDS Srl

In 1999 CDS S.r.l. ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately Lira 1,600 million. The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict, presumably within 80 days. It is management's opinion that the risk of a negative judgment is low and the potential liability remote.


ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the year ended December 31, 2001, the Company did not hold a stockholders meeting or submit any matter to the vote of its stockholders.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

From August 22, 1996 until June 5, 1997, the Company's common stock traded on the NASDAQ Small Cap Market under the symbol TRGI. The reported prices represent inter-dealer prices, which do not include retail mark-ups, markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions. From June 5, 1997 until March 17, 1999, the Company's common stock and warrants (issued in connection with the Company's public offering in June
1997) traded on the NASDAQ National Market. Since March 18, 1999, the common stock and warrants have been quoted on the Over-The-Counter Market known as the "pink sheets". All warrants issued in conjunction with the above public offering (June 1997), expired in June 2002.

                                  Common Stock

                                          Bid Prices*
                                      --------------------
                                      High Bid     Low Bid
                                      --------     -------

        1997          1st Quarter      9-1/2        7-3/8
                      2nd Quarter      8-1/2        4-7/8
                      3rd Quarter      7-1/4        4-1/8
                      4th Quarter      7-1/8        4-15/16
        1998          1st Quarter      6-3/4        3-9/16
                      2nd Quarter      7-1/2        5
                      3rd Quarter      6-9/16       4
                      4th Quarter      5-7/16       3
        1999          1st Quarter      7            4 1/8
                      2nd Quarter      6-7/16       4-5/8
                      3rd Quarter      5            1-15/16
                      4th Quarter      4-1/4        1-1/8
        2000          1st Quarter      3.88         2.88
                      2nd Quarter      4.25         1.75
                      3rd Quarter      2.00         0.50
                      4th Quarter      1.16         0.41
        2001          1st Quarter      1.02         0.75
                      2nd Quarter      1.00         0.85
                      3rd Quarter      1.10         0.98
                      4th Quarter      1.30         1.01
        2002          1st Quarter      1.50         1.15
                      2nd Quarter      1.18         0.75
                      3rd Quarter      0.60         0.45
                      4th Quarter      0.47         0.20
        2003          1st Quarter      0.42         0.22
                      2nd Quarter      0.42         0.28
                      3rd Quarter      0.80         0.29
                      4th Quarter      0.85         0.52

           * actual transaction currency is US$


                                    Warrants

                                          Bid Prices*
                                      -------------------
                                      High Bid    Low Bid
                                      --------    -------

        1997          2nd Quarter      1-1/8        3/8
                      from June 5
                      3rd Quarter      1-7/16       11/32
                      4th Quarter      1-3/8        3/4
        1998          1st Quarter      1            7/16
                      2nd Quarter      1-7/16       3/4
                      3rd Quarter      15/16        3/8
                      4th Quarter      27/32        3/16
        1999          1st Quarter      1-1/16       9/16
                      2nd Quarter      13/16        7/16
                      3rd Quarter      15/32        7/32
                      4th Quarter      1-1/4        1/16
        2000          1st Quarter      6/16         3/32

           * actual transaction currency is US$

As of March 31, 2004, there were approximately 912 holders of record of the Company's common stock.

Equity Compensation Plan Information

  The following table sets forth certain equity compensation plan information with respect to the Company's equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2001


                                                                                                      Number of
                                                                                                      securities
                                                                                                 remaining available
                                                         Number of                               for future issuance
                                                      securities to be                               under equity
                                                        issued upon                               compensation plans
                                                        exercise of         Weighted-average          (excluding
                                                        outstanding         exercise price of         securities
                                                     options, warrants    outstanding options,       reflected in
                                                         and rights        warrants and rights        column (a)
Plan category                                               (a)                   (b)                    (c)
------------------------                             -----------------    --------------------   -------------------

Equity compensation plans approved by security
holders (1)..................................             450,834                 1.47               1,699,166(2)

--------------------------------------------------------------------------------------------------------------------

(1) The equity compensation plans approved by security holders consist of the Company's 1995 Non-Qualified Plan and the Company's 1995 Directors' Plan. The Company does not have any equity compensation plans that were not approved by security holders.

(2) The number of securities remaining available for future issuance under each of the Company's 1995 Non-Qualified Plan and the Company's 1995 Directors' Plan (excluding securities reflected in column (a) of the chart) is 1,625,000 and is 74,166 shares of common stock, respectively.


DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock for the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

ITEM 6.       SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the Company's audited consolidated financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements, including the notes thereto, included in Item 8 of this Form 10-K


Income Statement Data                              2001          2001         2000          1999          1998        1997
                                                 (000s)(a)    (000,000s)   (000,000s)    (000,000s)    (000,000s)   (000,000s)
                                                 ---------    ----------   ----------    ----------    ----------   ---------
                                                     $           Lira         Lira          Lira          Lira         Lira

Net Sales ......................................    --           --           --            1,987          3,775        2,535

Loss from continuing operations ................    (170)        (370)      (7,149)        (6,610)        (6,112)     (13,525)

Net (loss)/income ..............................    (170)        (370)      26,721          2,485        (25,019)     (22,477)

Cash dividends per common share ................    --           --           --             --             --           --

Balance Sheet Data

Total assets ...................................   9,792       21,287       50,117         23,706         23,938       55,089

Long-term debt net of current
portion ........................................    --           --           --           12,634          1,271        2,316

Earnings (Loss) per share (b)
Continuing operations ..........................   (0.04)         (91)      (1,757)        (1,544)        (1,333)      (2,941)

Discontinued operations ........................    --           --          8,323(c)       2,125(d)      (4,124)      (1,945)

(a) Converted solely for the convenience of the reader at Lira 2,173.9: US$ 1.00, the approximate rate as at December 31, 2001.

(b) As the Company had losses from continuing operations in each of the years 1997 through 2001, all options, warrants and other dilutive instruments were antidilutive for each of the years above.

(c) Includes Lira 56,439 million (Lira 13,869 on an EPS basis) gain on disposal of the Moto Guzzi business, before minority interests of Lira 18,796 million (Lira 4,619 on an EPS basis).

(d) Includes Lira 21,679 million (Lira 5,064 on an EPS basis) gain, net of minority interest of Lira 4,158 million (Lira 971 on an EPS basis), relating to the merger of the discontinued Moto Guzzi business with North Atlantic.

Exchange Rates

Since all of the production, and much of the sales, of the Company occurred in Italy, (until the disposal the Company's operating units in 2000) the Company's consolidated financial statements are reported in Lira, the functional currency of the Company as defined by generally accepted accounting principles in the United States of America. The U.S. dollar translations are provided solely for the reader's convenience and have been made at the approximate rate of 2,173.9 Lira to the U.S. dollar as of December 31, 2001.

The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in Lira per U.S. dollar (rounded to the nearest Lira):

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

Italy, starting on January 1, 1999, participated with 11 other European countries in a European common currency, the Euro ("(euro)"). The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in U.S. dollars to 1 Euro since the Lira to Euro exchange rate was fixed at 1,936.27 from January 1, 2000.

                Calendar Year  High      Low      Average   End of Period
                -------------  ----      ---      -------   -------------
                    2003       1.26      1.04       1.13       1.26
                    2002       1.05      0.86       0.95       1.05
                    2001       0.95      0.84       0.90       0.89
                    2000       1.03      0.83       0.92       0.93

Fluctuations in the exchange rates between the Lira/Euro and the U.S. dollar affect the U.S. dollar equivalents of the Company's reported revenues and earnings. The Company, which no longer has any operations, does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

From January 1, 2002, the Euro became the only legal currency in the participating countries and consequently, the financial statements of the Company, commencing January 1, 2002 will be presented in Euro.


ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain "forward looking" statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, lack of adequate capital to continue operations, changes in currency exchange rates, other factors discussed in this Annual Report on Form 10-K as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

General

In 2000, the Company sold its motorcycle and steel tube operations, as discussed in Item 1 and in Note 3 to the Consolidated Financial Statements in Item 8. The disposals have been accounted for as discontinued operations and the results of operations for prior years have been restated to reflect the discontinuance.

Year ended December 31, 2001 compared to Year ended December 31, 2000


                                                         2001           2000
                                                      (000,000s)      (000,000s)
                                                         Lira            Lira

Selling, general and administrative expenses            (4,207)         (4,529)
Impairment expense                                        --               (90)
                                                       -------         -------
Operating loss                                          (4,207)         (4,619)
Interest expense                                          (826)         (1,197)
Interest income                                            763             988
Amortization of premium for redemption of
  subsidiary preferred stock                              --            (2,731)
Subsidiary preferred stock dividends                      --              (639)
Other (expense)/income, net                              4,014             108
                                                       -------         -------
Loss from continuing operations before income           (8,090)
   taxes and minority interests                           (256)
Income taxes                                              (227)            (38)
Minority interest                                          113             979
                                                       -------         -------
Loss from continuing operations                           (370)         (7,149)

Discontinued operations:                                  --            33,870
   Gain on disposal of motorcycle operations              --            37,643
   Losses of motorcycle segment after income
     taxes of Lira 514                                    --            (4,378)
   Profit of steel tube segment after income
     taxes of Lira 164                                    --               605
Extraordinary items                                       --              --
                                                       -------         -------
Net income/(loss)                                         (370)         26,721
                                                       -------         -------


The significant elements of selling, general and administrative costs are as follows:

                                        Dec. 21        Dec. 31
                                         2001           2000
                                      (000,000s)     (000,000s)
                                         Lira)          Lira

Corporate salaries                       1,051           1,340
Legal and other litigation costs         1,499           1,198
Other costs                              1,657           1,991
                                    -------------------------------
                                         4,207           4,529
                                    ===============================

Other costs include rent and office expenses for the Company's offices in New Jersey (closed in June 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, and professional fees in connection with legal claims and the disposal of operations in Italy.

In 2000, impairment expense of Lira 90 million reflects the write-off of residual amounts of goodwill.

Interest expense in 2001 and 2000 principally reflect interest on the Company's US$ 6.25 million (actual transaction currency) 5% debentures issued in December 1999 and paid in June 2001 and residual debt in OAM, that was paid in April 2001.

Interest income in 2001 and 2000 principally reflects interest earned on cash and interest accrued on tax receivables. Interest income in 2000 included Lira 306 million for the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions to the disposed motorcycle operations.

In 2000, the Company recorded a charge of Lira 2,731 million of amortization for the premium on redemption of Centerpoint Series B Preferred Stock. Such charge largely related to exchange differences as the Centerpoint Series B Preferred Stock was denominated in U.S. dollars. The Company also incurred Lira 639 million of financing costs in the form of preferred stock dividends payable to external holders of Centerpoint Series B Preferred Stock.

The principal components of other income and expenses in 2001 were Lira 4,276 million in respect of the settlement of the convertible debentures at less than their carrying amounts (see Note 9 to the Consolidated Financial Statements in Item 8) and Lira 748 million expense to provide reserves related to the settlement of the Rawlings litigation, offset by gains on sale of marketable securities and other minor sundry income. There were no significant components of other income in 2000.

In 2000, the Company disposed of its motorcycle and steel tube operations (see discussion in Item 1 and Note 3 to the Consolidated Financial Statements in Item
8). These have been accounted for as discontinued operations and the results of operations for prior years have been restated to reflect the discontinuance.

Year ended December 31, 2000 compared to Year ended December 31, 1999


                                                             2000               1999
                                                          (000,000s)          (000,000s)
                                                             Lira                Lira
Net Sales                                                      --                 1,987           100.0%
Cost of Sales                                                  --                (1,055)          (53.1%)
                                                            -------             -------
                                                               --                   932            46.9%
Selling, general and administrative expenses                 (4,529)             (5,829)         (293.4%)
Impairment expense                                              (90)               (900)          (45.3%)
                                                            -------             -------
Operating loss                                               (4,619)             (5,797)         (291.8%)
Interest expense                                             (1,197)               (589)          (29.6%)
Interest income                                                 988               1,178            59.3%
Amortization of premium for redemption of
Subsidiary preferred stock                                   (2,731)               --
Subsidiary preferred stock dividends                           (639)               --
Other (expense)/ income, net                                    108              (1,245)          (62.7%)
                                                            -------             -------
Loss from continuing operations, before                      (8,090)             (6,453)         (324.8%)
Income tax and minority interests
Income taxes                                                    (38)                (88)           (4.4%)
Minority interest                                               979                 (69)           (3.5%)
                                                            -------             -------
Loss from continuing operations                              (7,149)             (6,610)         (332.7%)

Discontinued operations:                                     33,870               9,095           457.7%
    Gain on disposal of motorcycle operations                37,643                --
   Losses of motorcycle segment after income
    taxes of Lira 0 and Lira 514                             (4,378)            (12,973)         (652.9%)
  Gain on merger of discontinued motorcycle
   subsidiary                                                  --                21,679         1,091.0%
   Profit of steel tube segment after income
    taxes of Lira and Lira 164                                  605                 634            31.9%
   Accrual for loss on disposal of steel tube
   Segment                                                     --                  (245)          (12.3%)
                                                            -------             -------
Net profit/(loss)                                            26,721               2,485           125.1%
                                                            -------             -------

Net sales in 1999 were from the Company's temporary management service subsidiary - TIM. TIM was disposed of at the start of 2000.

The reduction of Lira 1,300 million, or 22.3%, in selling general and administrative expenses in 2000 compared to 1999 reflects the effects of the disposal of TIM and cost reductions implemented by the Company, offset by increased legal expenses in connection with the various claims and litigation described in Item 1 and Item 3 and the effects of the Lira to U.S. dollar exchange rate.

The Company's cost saving program was hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes, the complexity of the disposal programs in 2000 and 1999 and corporate restructuring programs. In 1999, corporate salaries included Lira 481 million (US$ 250,000(actual transaction currency) in respect of the issuance of a US$ 250,000 (actual transaction currency) Convertible Debenture to Simtov LTD, an affiliate company of Emanuel Arbib, in respect of his efforts in raising US$ 6 million (actual transaction currency) Convertible Debentures to third parties.

Cost savings achieved in 2000 were partially offset by the average U.S. dollar-to-Italian Lira exchange rate that was 15.6% higher in 2000 compared to 1999. This had a significant impact as approximately 79% of selling, general and administrative expenses were incurred in U.S. Dollars.

Significant elements of selling, general and administrative costs are as follows:

                                         2000          1999
                                      (000,000s)    (000,000s)
                                         Lira)         Lira

Corporate salaries                      1,340          1,421
Legal costs                             1,198
                                                         938
Other costs                             1,991          2,570
Temporary management services
  subsidiary                                -            900
                                     ------------------------
                                        4,529          5,829
                                     ========================

Other costs include rent and office expenses for the Company's offices in New Jersey (closed in June 2000) and in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with legal claims and the disposal of operations in Italy.

In 2000, impairment expense of Lira 90 million reflects the write-off of residual amounts of goodwill. Impairment expense in 1999 reflects Lira 500 million in respect of the December 1999 disposal of land in Sardinia and Lira 400 million impairment of trademarks and other intangibles of TIM, to reflect the 2000 terms of sale of this subsidiary.

Interest expense in 2000 principally reflects interest on the Company's US$ 6.25 million (actual transaction currency) 5% debentures issued in December 1999. Interest expense in 1999 principally reflects interest on residual Italian loans dating from when OAM was operative (prior to 1993) and interest on bridge financing provided in October 1998 by Tamarix Capital Corporation and Mr. Giovanni Bulgari repaid in November and May 1999, respectively. Final installments on the OAM loans were paid in 2001.

Interest income in 2000 is principally in respect of interest earned on the proceeds received from the sale of Moto Guzzi and Lira 306 million for the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions to the disposed motorcycle operations plus interest on other cash balances and tax receivables. The principal elements of interest income in 1999 were Lira 916 million receivable by OAM for the value of warrants of Moto Guzzi issued to OAM as remuneration for the ongoing finance provisions to the disposed motorcycle operations, Lira 176 million other interest paid to OAM by the disposed motorcycle operations and, for the balance, interest receivable on cash balances and tax receivables.

In 2000, the Company recorded a charge of Lira 2,731 million of amortization for the premium on redemption of Centerpoint Series B Preferred Stock. Such charge largely relates to exchange differences as the Centerpoint Series B Preferred Stock was denominated in U.S. dollars. The Company also incurred Lira 639 million of financing costs in the form of preferred stock dividends payable to external holders of Centerpoint Series B Preferred Stock.

The significant elements of other income, net were as follows:

                                       2000        1999
                                    (000,000s)  (000,000s)
                                       Lira        Lira

Foreign exchange                         4         (2)
Release of reserves for claims           -        1,009
Additional reserve for U.S.
  litigation                             -       (2,970)
Rental income                            -           80
Other                                  104          638
                                  ---------------------
Other income/(expense), net            108       (1,245)
                                  =====================

An additional reserve for U.S. litigation was made in 1999 in light of preliminary judgments. Release of reserves for claims in 1999 principally related to reserves made for companies disposed in the early 1990's based on final settlements of claims deriving from such disposals.

As a result of the above items, losses from continuing operations increased to Lira 7.1 billion from Lira 6.6 billion in 1999.

Losses from the discontinued motorcycle operations decreased to Lira 4.4 billion in 2000 compared to Lira 13.0 billion in 1999 as 2000 represents 6 months of operations while 1999 represented a full 12 months. The Company recorded a gain of Lira 56.4 billion before minority interests of Lira 18.8 billion on disposal of the motorcycle operations in 2000. In 1999, the merger of the motorcycle operations with and into North Atlantic generated a gain of Lira 25.8 billion before minority interests of Lira 4.2 billion.

The Company also sold its steel tube operations in 2000. While this business was profitable in 1999 and 1998, mainly due to favorable market conditions and prices, it did not present opportunities for growth and future profits that justified further investment. Consequently it was disposed to a trade purchaser.

Liquidity and Capital Resources

Significant cash activities in 2001

Negative operating cash flows principally relate to selling, general and administrative expenses and payments in respect of the Wilson Litigation of US$ 2,050,000 (actual transaction currency) or Lira 2,970 million.

In July 2000, the Company had negotiated an agreement to purchase the shares of the minority shareholder in OAM for US$ 2.5 million (actual transaction currency) or Lira 5,153 million and the Company acquired this interest in March 2001.

In the first quarter of 2001, OAM liquidated Lira 4,066 million of marketable securities so as to be able to fund payments due under the terms of settlement of the Wilson Litigation and other expenses. In the second quarter of 2001, Centerpoint liquidated its Euro denominated fixed interest securities and transferred substantially all of its funds to the United States where they were placed in short term US Dollar bank deposits.

The Company's Convertible Debentures in an aggregate amount of US$ 6,250,000 (actual transaction currency) were scheduled to come due in December 2001. As the major portion of the Company's funds were held by Centerpoint, in order to finance the redemption of the Convertible Debentures, the Company needed to utilize funds held by Centerpoint. On June 13, 2001, the Company, OAM and Centerpoint entered into the Centerpoint Loan Agreement wherein, subject to the terms and certain conditions set forth therein, Centerpoint agreed to lend the Company US$ 4,200,000 (actual transaction currency). On June 15, 2001, the Company paid the holders of US$ 6,000,000 (actual transaction currency) Convertible Debentures US$ 4,207,500 (actual transaction currency) in cash, which the Convertible Debenture holders accepted as payment in full on the Convertible Debentures (including past due interest), representing a 31.5% discount from their face value and in July 2001 paid US$ 218,750 (actual transaction currency) to settle the remaining Convertible Debentures held by Simtov LTD, representing a discount of 14.4% from their face value. These two repayments amounted to Lira 9,577 million and the remaining balance of Lira 609 million of debt repayments relates to the payment by OAM of the final installment of its Industry Ministry loans.

Future liquidity needs

The disposals of the subsidiaries of Moto Guzzi and LITA generated sufficient cash for the Company to maintain operations which following the disposal related only to corporate costs in winding down the companies activities and legal fees related to various litigation described in Item 3 and in the Consolidated Financial Statements.

In January 2002, OAM entered into agreements with Bion as described in Note 18 to the Consolidated Financial Statements and in Item 1. The substantial effect of the transactions with Bion was that the Company disposed of its controlling interest in Centerpoint. The Company received substantially the same value of proceeds it could have received had it liquidated Centerpoint. Pursuant to these transactions, OAM received the Company's US$ 4.2 million (actual transaction currency) Promissory Note and approximately US$ 3.7 million (actual transaction currency) of the approximately US$ 8.7 million (actual transaction currency) cash held by Centerpoint at the date of the transaction with Bion.

Following a non-binding term sheet dated December 30, 2003, between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech reached an agreement in principle pursuant to which Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. (See "Future Business of the Company" under Item 1). If the Company and Comtech enter into a definitive agreement and the transactions contemplated thereby are consummated, it is likely that the Company would use current resources to fund costs associated with Comtech's business and the Company's liquidity would decrease.

As of March 31, 2004, the Company has approximately (euro) 4.1 million (US$ 5.0 million at exchange rates prevailing at March 31, 2004) in cash and marketable securities. Management believes such amounts to be sufficient to fund the Company's activities which principally reflect litigation which the Company has commenced against IMI (see Item 3) and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In addition, the Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, Directors & Officers ("D & O") Insurance, and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

Contractual Obligations, Commercial Commitments and Purchase Obligations

As of December 31, 2001, the Company's contractual obligations, commercial commitments and purchase obligations were as follows:

                                                  Payment Due by Period
                                      ------------------------------------------
                                              Less                        More
                                              Than 1   1 - 3    3 - 5     Than 5
                                      Total   Year     Years    Years     Years
                                      -----   ----     -----    -----     -----

Contractual Obligations
-----------------------
Long-Term Debt Obligations              -        -         -        -        -
Capital Lease Obligations               -        -         -        -        -
Operating Lease Obligations           135       34       101        -        -
Purchase Obligations                    -        -         -        -        -
Other Long-Term Liabilities
  Reflected on the Registrant's
  Balance Sheet under GAAP              -        -         -        -        -
Total                                   135     34       101        -        -


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of cash approximates its carrying value.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                            TRIDENT ROWAN GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Public Accountants....................................20
Consolidated Balance Sheets - Assets........................................21
Consolidated Balance Sheets - Liabilities and Shareholders' Equity..........22
Consolidated Statements of Operations.......................................23
Consolidated Statements of Changes in Shareholders' Equity (Deficit) .......25
Consolidated Statements of Cash Flows.......................................27
Notes to Consolidated Financial Statements..................................29

                            Trident Rowan Group, Inc.
                            -------------------------








                     Consolidated Financial Statements As of
                     ---------------------------------------

                           December 31, 2001 and 2000
                           --------------------------




                                  Together with
                                  -------------




                    Report of Independent Public Accountants
                    ----------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Trident Rowan Group, Inc.
New York, New York




We have audited the accompanying consolidated balance sheets of Trident Rowan Group, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company, on January 1, 2001, adopted the provision of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections".

As discussed in Note 18 to the financial statements, in January 2002, the Company acquired 1,000,000 common shares of Bion Environmental Technologies Inc.






/s/ DELOITTE & TOUCHE  S.p.A.

Milan, Italy
May 7, 2004

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

In millions of Italian Lira or thousands of U.S. Dollars


                                                              2001           2001            2000
ASSETS                                                         $             Lira            Lira
Cash and cash equivalents ..................................  9,543         20,745          12,737
Marketable securities, at cost .............................     --             --          32,417
Receivables ................................................     24             53             953

  Trade, less allowance ....................................     12             26              25
  Other receivables ........................................     12             27             928

Prepaid Expenses ...........................................     55            120             186

                                                            -------        -------         -------

TOTAL CURRENT ASSETS .......................................  9,622         20,918          46,293

                                                            -------        -------         -------

 Property, plant and equipment .............................     17             36             114

  At cost ..................................................     79            170             179
  Less allowance for depreciation ..........................    (62)          (134)            (65)

Deferred debt charges, net .................................     --             --             460
Other Assets ...............................................     --             --               2
Tax receivables ............................................    153            333           2,248
Restricted Securities ......................................     --             --           1,000
                                                            -------        -------         -------

TOTAL ASSETS ...............................................  9,792         21,287          50,117
                                                            =======        =======         =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

In millions of Italian Lira or thousands of U.S. Dollars


                                                               2001              2001             2000
LIABILITIES                                                      $               Lira             Lira
Current portion of long-term debt .........................      --                --             13,492
Accounts payable ..........................................       209               455              846
Accrued expenses and other payables .......................     1,363             2,964            2,791
                                                           ----------        ----------       ----------

TOTAL CURRENT LIABILITIES .................................     1,572             3,419           17,129
                                                           ----------        ----------       ----------

Provision for claims ......................................       392               852            5,050

Minority interests ........................................     4,921            10,696           19,527

SHAREHOLDERS' EQUITY ......................................     2,907             6,320            8,411

Common stock, par value $0.01 per share:
  Authorized 50,000,000 shares, 4,064,900
  shares outstanding,                                              49               106              106
Additional paid-in capital ................................    49,090           106,717          106,555
Treasury stock, at cost ...................................   (22,041)          (47,914)         (47,914)
Cumulative translation adjustment .........................    (1,381)           (3,002)          (1,119)
Accumulated deficit .......................................  (22,8101)          (49,587)         (49,217)
                                                           ----------        ----------       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY ......................     9,792            21,287           50,117
                                                           ==========        ==========       ==========

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2001, 2000 and 1999

In millions of Italian Lira or thousands of U.S. Dollars, except per share information


                                                        2001            2001            2000            1999
                                                         $              Lira            Lira            Lira

Net sales .........................................       --              --              --             1,987

Cost of sales .....................................       --              --              --            (1,055)

                                                    ----------      ----------      ----------      ----------
                                                          --              --              --               932

Selling, general and
  administrative expenses .........................     (1,935)         (4,207)         (4,529)         (5,829)
Impairment expense ................................       --              --               (90)           (900)
                                                    ----------      ----------      ----------      ----------

Total operating loss ..............................     (1,935)         (4,207)         (4,619)         (5,797)

Interest expense ..................................       (380)           (826)         (1,197)           (589)
Interest income ...................................        351             763             988           1,178
Amortization of premium for
  redemption of Subsidiary
  preferred stock .................................       --              --            (2,731)           --
Subsidiary preferred stock
  dividends .......................................       --              --              (639)           --
Other income/(expense), net .......................      1,846           4,014             108          (1,245)
                                                    ----------      ----------      ----------      ----------

Loss from continuing
  operations before income
  taxes and minority interests ....................       (118)           (256)         (8,090)         (6,453)

Income taxes ......................................       (104)           (227)            (38)            (88)
Minority interests ................................         52             113             979             (69)
                                                    ----------      ----------      ----------      ----------

Loss from continuing operations ...................       (170)           (370)         (7,149)         (6,610)

Discontinued operations (Note 3) ..................       --              --            33,870           9,095

  Loss of motorcycle operations
segment after income taxes of
Lira 0, Lira 514 and Lira 88 ......................       --              --            (4,378)        (12,973)





                                                        2001            2001            2000            1999
                                                         $              Lira            Lira            Lira

  Gain on disposal of
discontinued motorcycle
operations ........................................       --              --            37,643            --

   Gain on merger of
discontinued motorcycle
subsidiary ........................................       --              --              --            21,679

   Profit of steel tube
segment after income taxes
Lira 0, Lira 0 and Lira 164 .......................       --              --               605             634

   Accrual for loss on
disposal of steel tube
segment ...........................................       --              --              --              (245)
                                                    ----------      ----------      ----------      ----------

Net profit/(loss) .................................       (170)           (370)         26,721           2,485
                                                    ==========      ==========      ==========      ==========

PROFIT/(LOSS) PER SHARE
Basic

Continuing operations .............................      (0.04)            (91)         (1,757)         (1,544)
Discontinued operations ...........................       --              --             8,323           2,125
                                                    ----------      ----------      ----------      ----------

                                                         (0.04)            (91)          6,566             581
                                                    ----------      ==========      ==========      ==========

Weighted average number of
shares outstanding during
the period:

Basic .............................................  4,064,900       4,064,900       4,069,571       4,280,767
                                                    ----------      ==========      ==========      ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

December 31, 2001, 2000 and 1999

In millions of Italian Lira or thousands of U.S. Dollars

                                                                                                             TOTAL
                                                       Additional                 Other                  SHAREHOLDERS' Comprehensive
                                               Common   paid-in    Treasury   Comprehensive  Accumulated    EQUITY       Income/
                                               stock    capital     Stock         Income       deficit     (DEFICIT)     (loss)
                                            ---------  ----------  --------   -------------  ----------- ------------  ------------
At January 1, 1999                    Lira       106    104,032    (45,865)         24       (78,423)      (20,126)     (25,094)

Net profit/(loss)                                 --         --         --          --         2,485         2,485        2,485
Translation adjustment                            --         --         --        (741)           --          (741)        (741)
Repurchase of shares                              --         --     (1,659)         --            --        (1,659)          --
Vesting of shares subject to
  forfeit                                         --        562       --            --            --           562           --

                                            --------   --------   --------    --------      --------      --------       -------

At December 31, 1999                  Lira       106    104,594    (47,524)       (717)      (75,938)      (19,479)       1,744

Net profit/(loss)                                 --         --         --          --        26,721        26,721       26,721
Translation adjustment                            --         --         --        (402)           --          (402)        (402)
Capital increase resulting from
  minority acquisition                            --      1,477                                              1,477
Repurchase of shares for sale of TIM              --         --       (390)         --            --          (390)          --
Vesting of shares subject to forfeit              --        484         --          --            --           484           --

                                            --------   --------   --------    --------      --------      --------       -------

At December 31, 2000                  Lira       106    106,555    (47,914)     (1,119)      (49,217)        8,411       26,319

Net profit/(loss)                                 --         --         --          --          (370)         (370)        (370)
Translation adjustment                            --         --         --      (1,883)           --        (1,883)      (1,883)
Vesting of shares subject to
  forfeit                                         --        162         --          --            --           162           --

                                            --------   --------   --------    --------      --------      --------      -------

At December 31, 2001                  Lira       106    106,717    (47,914)     (3,002)      (49,587)        6,320       (2,253)
                                            --------   --------   --------    --------      --------      --------      -------

At December 31, 2001 (000s)                 $     49     49,090    (22,041)     (1,381)      (22,810)        2,907       (1,036)
                                            ========   ========   ========    ========      ========      ========      =======


                                           See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2001, 2000 and 1999
In millions of Italian Lira or thousands of U.S. Dollars


                                                                        2001            2001           2000            1999
                                                                         $              Lira           Lira            Lira

Loss from continuing operations ................................        (170)           (370)         (7,149)         (6,610)

Adjustments to reconcile net loss to net cash provided/(used) by continuing operations:

Depreciation and amortization ..................................          23              49             127             216
Amortization of deferred debt charges ..........................          93             201             469              --
Non-cash finance income from discontinued operations ...........          --              --            (306)           (916)
 Minority interests ............................................         (52)           (113)           (979)             69
Amortization of premium for redemption of
   subsidiary preferred stock ..................................          --              --           2,010              --
(Gain)/Loss on disposals of subsidiaries .......................          --              --             (63)            567
Impairment expenses ............................................          --              --              90             400
Other operating activities .....................................         (36)            (80)          1,049           1,486

Changes in operating assets and liabilities:
Receipt of tax receivable ......................................          --              --              --           6,002
Trade and other receivables ....................................         419             912           1,361           1,955

Prepaid expenses ...............................................          32              69              10             334
Accounts payable and accrued expenses ..........................      (1,930)         (4,195)         (4,909)           (597)
Payment of settlement of litigations ...........................      (1,020)         (2,217)
Decrease in provision for claims ...............................      (1,491)         (3,245)             --              --
Related party payables .........................................          --              --            (204)           (110)
                                                                     -------         -------         -------         -------

Net cash (used)/provided by operating activities ...............      (4,132)         (8,989)         (8,494)          2,796
                                                                     -------         -------         -------         -------
Investing activities:

Decrease/(increase) in investments .............................      14,800          32,182         (28,970)         (3,111)
Purchase of minorities in OAM ..................................      (2,488)         (5,409)             --              --
Sale of subsidiaries, less cash disposed .......................          --              --            (229)          4,556
Proceeds from disposal of other assets .........................          --              --              --             122
Purchases of property, plant and equipment .....................          --              --              --              (6)

                                                                     -------         -------         -------         -------
Net cash (used)/provided by investing activities ...............      12,312          26,773         (29,199)          1,561

                                                                     -------         -------         -------         -------
Financing activities
Issuance of subsidiary preferred stock .........................          --              --          11,386           2,274
Redemption of subsidiary preferred stock .......................          --              --         (15,876)             --
Repurchase of shares ...........................................          --              --          (1,659)             --
Repayment of loans to related parties ..........................          --              --              --          (6,638)
Proceeds from long-term debt ...................................          --              --              --          10,704
Principal payments of long-term debt ...........................      (4,684)        (10,186)           (553)         (1,113)
                                                                     -------         -------         -------         -------
Net cash (used)/provided by financing activities ...............      (4,684)        (10,186)         (6,702)          5,227
                                                                     -------         -------         -------         -------

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2001, 2000 and 1999
In millions of Italian Lira or thousands of U.S. Dollars


                                                                  2001        2001        2000         1999
                                                                   $          Lira        Lira         Lira

Increase/(Decrease) in cash from continuing ...............      3,496        7,598      (44,395)       9,584

Cash from merger with NAAC ................................       --           --           --         16,006
Cash provided/(used) by discontinued
  operations, .............................................       --           --         43,847      (16,174)
Exchange movement on opening cash .........................        188          410          817            8
Cash, beginning of period .................................      5,859       12,737       12,468        3,044
                                                               -------      -------      -------      -------
Cash, end of period .......................................      9,543       20,745       12,737       12,468
                                                               =======      =======      =======      =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2001, 2000 and 1999

Supplemental Schedule of Non-Cash Activities


2001 - As described in Note 5 to the Consolidated Financial Statements, as a result of the allocation of the excess of the net fair value of assets acquired and liabilities assumed over the acquisition costs of the minority interests in OAM, tax receivables of Lira 1,907 million and an investment of Lira 1,000 million were written down to zero.

Lire 162 million has been charged as stock compensation expense.

2000 - In July 2000, as described in Note 4 to the Consolidated Financial Statements, Centerpoint Corporation ("Centerpoint") issued 300,000 shares of Centerpoint Class A Common Shares to the Company as a fee for arranging and sponsoring the Centerpoint Series B Preferred Stock financing in February 2000. Also in July 2000, OAM exercised 100,000 warrants for Centerpoint stock at US$ 0.01(actual transaction currency) per share. As a result of these shares issued by Centerpoint, the Company recorded a non-cash increase in paid in capital of Lira 1,477 million.

In February 2000, US$ 1.25 million (actual transaction currency) of advances to Centerpoint were converted to Centerpoint Series B Preferred Stock - see Note 4 to the Consolidated Financial Statements.

Lira 484 million has been charged as stock compensation expense.

1999 - As described in Note 4 to the Consolidated Financial Statements the Company repurchased shares for US$ 862,500 (actual transaction currency) (Lira 1,659 million) on December 28, 1999, payment being effected in January 2000.

The Company issued US$ 250,000 (actual transaction currency) (Lira 481 million) of its 5% U.S. dollar denominated convertible debentures to Simtov LTD an affiliate company of Emanuel Arbib, Joint-CEO of the Company, in connection with the placement of US$ 6 million (actual transaction currency) of such debentures with Italian financial institutions. See Note 8 to the Consolidated Financial Statements.

Lira 562 million has been charged as stock compensation expense.

Cash disposed of on the sales of Pastorino S.r.l. and Grand Hotel Bitia S.r.l. aggregated Lira 44 million.

Other Supplemental Information

Interest paid amounted to Lira 82 million, Lira 131 million and Lira 864 million in 2001, 2000, and 1999, respectively.

                 See Notes to Consolidated Financial Statements

1.    Background and Organization

Trident Rowan Group, Inc. (the "Company") was a holding company incorporated in the United States whose subsidiaries, prior to their disposals, operated primarily in Italy. Its businesses were the manufacture and distribution of "Moto Guzzi" brand motorcycles in Italy, Europe and elsewhere in the world the manufacture and distribution of steel tubes for the automotive and furniture markets; and the provision of temporary management services to third parties.

The Company, in 2000, disposed of all of its operating subsidiaries (see Note
3). It also disposed of its 57.70% controlling interest in Centerpoint Corporation ("Centerpoint") [formerly Moto Guzzi Corporation ("Moto Guzzi")] in 2002 (see discussion of the Bion transactions in Note 18).

Reporting currency
The consolidated financial statements through the date of the disposal of the Company's operations were shown in Italian Lira ("Lira") because all of the Company's material operating subsidiaries were based in and operated entirely in Italy. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of the net proceeds from the disposals in Lira-denominated cash and cash-equivalents, and then moved these amounts to US$-denominated bank accounts. The translation of Lira amounts into U.S. dollar amounts as of December 31,2001 described in the financial statements and tables in this Item 8, unless otherwise indicated, is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of Lira 2,173.9 to US$ 1.00 (actual transaction currency), the approximate exchange rate at December 31, 2001. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Lira unless specifically designated in other currencies.

When the actual transaction currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".

From January 1, 2002, the Euro became the only legal currency in the participating countries and consequently the consolidated financial statements of the Company, commencing on January 1, 2002 will be presented in Euro, translating data related to previous years using the fixed rate of Lira 1,936.27 for 1 Euro.

2.    Significant Accounting Policies

Principles of consolidation
The consolidated financial statements at December 31, 2001 include the accounts of the Company and the following majority owned subsidiaries - Trident Servizi (a 99.9% owned subsidiary), OAM (a 99.6% owned subsidiary of Trident Servizi), Trident International (a 100% owned subsidiary of OAM) and Centerpoint (57.7% owned by OAM and 5% owned directly by the Company).

The consolidated financial statements at December 31, 2000 include the accounts of the Company and the following majority owned subsidiaries - Trident Servizi, OAM, Trident International, Centerpoint. Temporary Integrated Management S.p.A. ("TIM"), LITA S.p.A. and the subsidiaries of Centerpoint were disposed of in 2000.

The consolidated financial statements at December 31, 1999 include the accounts of the Company and the following majority owned subsidiaries - Trident Servizi, OAM, Trident International, Centerpoint and subsidiaries (57.7% owned by OAM and 5% owned directly by the Company) , TIM (a 100% owned subsidiary of the Company) and LITA S.p.A. (a 99% owned subsidiary of Trident International).

Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates.

Foreign currency transactions
Transactions denominated in currencies other than the functional currency of individual entities included in consolidation are recorded at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in currencies other than then functional currency are adjusted to current exchange rates when paid or on the balance sheet date, whichever is earlier. Gains and losses are included in "other income, net" in the consolidated statements of operations.

Foreign currency translation
Assets and liabilities of subsidiaries whose functional currency is other than the Lira are translated into Lira using exchange rates prevailing at the balance sheet dates. Net sales, cost of sales and expenses are translated at average exchange rates during the year. The adjustment resulting from translating the financial statements of such subsidiaries is included as a component of accumulated other comprehensive income or loss.

Cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents

Marketable and other securities
Marketable and other securities and investments consist primarily of variable income investments. Marketable securities as of December 31, 2000 consisted of Euro-denominated Banca Nazionale del Lavoro O/S FRN 2003 Notes amounting to Lira 28,351 million, Euro-denominated units in a monetary fund amounting to Lira 4,066 million, and an investment of Lira 1,000 million (see Note 6). All marketable securities are carried at cost plus accrued interest and treated as held-to-maturity debt securities.

Long-lived assets
The Company continually reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable. The Company, in 1999, recognized impairment expense of Lira 500 million related to a parcel of land disposed of in November 1999 and Lira 400 million related to trademarks and other intangibles reflecting the planned 2000 disposal of its management services subsidiary. The impairment expense of Lira 90 million in 2000 is related to the carrying value of goodwill as all operating activities ceased.

Goodwill and other intangibles
Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combination over their estimated fair value. The goodwill is amortized on a straight-line basis over a period determined by the Company taking into consideration the nature of the business acquired and was fully amortized in 1999. The excess of the sum of the estimated fair value of the assets acquired and liabilities assumed over the purchase price of an acquisition of a minority interest in a subsidiary in 2001 was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets other than financial assets, assets to be disposed of by sale, and any other current assets.

Deferred debt charges
Deferred debt charges are amortized using the effective interest method over the terms of the related loans. Amortization of deferred debt charges is recognized as interest expense.

Property, plant and equipment
Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The useful lives of plant and machinery, tooling and computer equipment ranges from 3 years to 10 years.

Revenue recognition
Revenues from the provision of services by the Company's temporary management services operations in 1999 were recorded when the services have been performed.

Income taxes
Income taxes are provided by each entity included in the consolidation in accordance with local laws. Deferred income taxes are recognized for all significant temporary differences and are classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax asset will not be realised.

Stock-based compensation
The Company accounts for stock-based compensation using the intrinsic value method. Under this method, compensation cost for stock options, warrants and stock awards is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

The additional compensation costs under the Company's stock option plans for 2001, 2000 and 1999, had they been accounted for using the fair value of awards at the grant date, were not material. The effect of applying variable accounting on the fixed stock options or awards to employees which exercise prices have been reduced subsequent to their original measurement dates, as well as the effect of the extension of the exercise periods of certain awards or options to employees, were not material to the results of operations for all periods presented.

Stock options, warrants and stock awards to persons or entities other than employees are recognized at the fair value of the Company's common stock at the date of the grant.

Net profit/(loss) per common share
Basic earnings per share from continuing operations exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share from continuing operations give effect to all potentially dilutive common shares that were outstanding during the period. Since the Company had losses from continuing operations in each of the years from 1999 to 2001, potentially dilutive common shares are antidilutive for each of these years.

Accumulated other comprehensive income
Comprehensive income includes net income and translation difference from the conversion of balance sheets of non-Italian entities. The Company has disclosed comprehensive income in the consolidated statements of changes in shareholders equity.

New accounting standard
The Company, on January 1, 2001, early adopted the provision of SFAS No. 145, "Rescission of FASB Statement No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections". FASB Statement No.4 requires the classification of all gains and losses associated with extinguishment of debt as an extraordinary item. The rescission of FASB Statement No. 4, however would not preclude gains and losses associated with an extinguishment of debt that meets the criteria in APB Opinion No. 30 from being classified as an extraordinary item. SFAS No.145 requires that any gains or losses on extinguishments of debt that were classified as an extraordinary item in prior periods be classified to other income (expense). The Company early adopted SFAS 145 and presented the gain on extinguishment of debt as disclosed in Note 8 as other income.

There were several other accounting standards issued subsequent to December 31, 2001. The Company has reviewed those standards and have determined that they are not applicable to the Company or that their impact is not material to the financial position and results of operations.

Reclassifications
Comparative figures for 2000 and 1999 have been reclassified to conform to the 2001 presentation.


3.   Discontinued Operations

3a.   Discontinued Motorcycle Operations

1999 gain on merger of discontinued motorcycle operations
On March 5, 1999, through a series of transactions, the Company sold 40% of its interest in Centerpoint (formerly Moto Guzzi) to the shareholders of North Atlantic Acquisition Corporation ("North Atlantic") for approximately US$ 8.9 million (Lira 16,006 million) in cash and recognized a gain of Lira 21,679 million.

Sale of motorcycle operations
Moto Guzzi sold all its operating subsidiaries to Aprilia S.p.A. ("Aprilia") in 2000 for Lira 81,874 million and changed its corporate name to Centerpoint. A gain on the disposal of Lira 56,439 million (before minority interests of Lira 18,796 million) was recognized after providing fully against eventual amounts recoverable from the amounts placed in escrow (see below)

Centerpoint placed Lira 9,375 million in escrow to satisfy potential claims by Aprilia related to any breach of representations and warranties. The funds in the escrow account were to be released to Centerpoint in two payments - Lira 7,000 million on September 8, 2001 and up to Lira 2,375 on September 8, 2007. See Note 18 - "Subsequent Events" for a discussion of subsequent claims made by Aprilia against the escrow accounts, release of escrow funds to Aprilia and settlement of such matters in 2003.

Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI") was paid Lira 11,401 million in fees and expenses related to the foregoing sale the operating subsidiaries of Centerpoint; this amount is being disputed by Centerpoint. See
Note 18 - "Subsequent Events" for further discussion regarding disputed fees.

A portion of the proceeds from the sale of the operating subsidiaries of Centerpoint was used by Centerpoint to redeem all the then outstanding Centerpoint Series B Preferred Stock for approximately US$ 12.6 million (actual reporting currency) (approximately Lira 28,300 million at the then prevailing exchange rate); of which US$ 5.2 million (actual transaction currency) approximately Lira 11,400 million at the then prevailing exchange rate) was received by the Company (see Note 4).

The measurement date of the disposal was July 1, 2000, which is the latest date prior to the sale for which Centerpoint had complete financial information. The results of operations for the six months ended July 1, 2000 and the year ended December 31, 1999 are as follows:

                                                   Jul. 1        Dec.31
                                                    2000          1999
                                                 (000,000s)    (000,000s)
                                                    Lira          Lira

      Net sales                                    50,994        86,232
      Loss before taxes                            (7,810)      (22,888)
      Provisions for taxes                           (514)          (88)
                                                 ---------    ----------
      Net loss from discontinued operations
        of motorcycle operations before
        minority interests                         (8,324)      (22,976)
      Minority interests                            3,946        10,003
                                                 ---------    ----------
      Net loss                                Lira (4,378) Lira (12,973)
                                                 =========    ==========

The consolidated statements of operations includes interest income charged to the motorcycle operations of Lira 306 million and Lira 1,088 million in 2000 and 1999, respectively.

Net assets/(liabilities) of the discontinued motorcycle operations at the effective date of disposal of July 1, 2000 and at December 31, 1999 were as follows:


                                                     Jul. 1        Dec.31
                                                      2000          1999
                                                   (000,000s)    (000,000s)
                                                      Lira          Lira

Current assets ........................               68,361        61,926
Current liabilities ...................              (72,844)      (79,385)
                                                   ----------   -----------
Net current liabilities................               (4,483)      (17,459)
                                                   ----------   -----------

Property, plant and equipment .........               12,792        14,638

Other long-term assets ................                2,510           889
Long-term liabilities .................               (9,512)      (10,000)
                                                   ----------   -----------
Net non-current assets ................                5,790         5,527
                                                   ----------   -----------
Net advances due from  operations, sold
  as part of disposal transaction........                  -         3,235
                                                   ==========   ===========
Net assets/liabilities  of discontinued
  operations.............................              1,307        (8,697)
                                                   ==========   ===========

The Company provided the discontinued motorcycle operations with cash (in the form of capital contribution and advances) of Lira 15,941 million in 2000 and Lira 14,331 million in 1999 to finance its operations.

3b.   Discontinued Steel Tube Operations

The Company disposed of L.I.T.A. S.p.A. ("LITA") for Lira 2,470 million in July 2000. The Company also provided a bank guarantee for Lira 1,000 million to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee. The Company settled Lira 165 million of claims by the purchaser in 2001 and recognized this expense in the consolidated statements of operations.

The results of operations of LITA for 1999 and in 2000 (through the effective date of disposal) were as follows:


                                                    Jul. 1         Dec.31
                                                     2000           1999
                                                  (000,000s)     (000,000s)
                                                     Lira           Lira

      Net sales                                     10,368          22,852
      Profit before taxes                              706             872
      Provisions for taxes                               -            (164)
                                                  --------       ---------
      Net profit from discontinued operations
        of steel tube operations before
        minority interests                             706             708
      Minority interests                               101              74
                                                  --------       ---------
      Net Profit                                       605             634
                                                  ========       =========

The consolidated statements of operations included management fees charged to the steel tube operations of Lira 389 million in 1999.

The net assets of the discontinued steel tube operations are as follows:


                                                      Jul. 1      Dec.31
                                                       2000        1999
                                                     000,000s    000,000s
                                                       Lira        Lira

Current assets ........................                12,522      12,378

Current liabilities ...................               (10,528)    (11,005)
                                                    ---------    --------
Net current assets.....................                 1,994       1,373
                                                    ---------    --------

Property, plant and equipment .........                 1,421       1,510

Other long-term assets ................                   208         215

Long-term liabilities .................                (1,134)     (1,315)
                                                    ---------    --------
Net non-current assets ................
                                                          495         410
                                                    ---------    --------

Provision for disposal.................                     -        (245)
                                                    =========    ========
Net assets of discontinued operations..                 2,489       1,538
                                                    =========    ========

4.    Capital Transactions

Issuance and Redemption of Centerpoint of Series B Preferred Stock
Centerpoint, on February 25, 2000, issued Series B Preferred Stock as follows:
60,000 to Fineco S.p.A. (and its affiliates) and 35,000 to the Company (for cash totaling Lira 18,329 million); 12,500 to William Spier and affiliates of Barry Fingerhut (as settlement of advances to Centerpoint in August 1999 of Lira 2,479 million) and 16,000 to OAM (in partial settlement of outstanding loans amounting to Lira 23,892 million).

Centerpoint redeemed the Centerpoint Series B Preferred Stock in October 2000 (see Note 3a) and recorded accretion expense of Lira 2,731 million.

Centerpoint issued 300,000 Centerpoint Class A Common Stock to the Company in July 2000 for US$ 0.01 (actual transaction currency) per share in consideration of the Company's participation in the issuance of Centerpoint Series B Preferred Stock (see Note 8). This was treated as an acquisition of a portion of the minority interest and was accounted for under the purchase method resulting in an increased paid in capital by Lira 1,477 million

Share Repurchases
On December 28, 1999, the Company repurchased 300,000 of its shares at the then market price of US$ 2.875 (actual transaction currency) per share for a total of US$ 862,500 (actual transaction currency) (Lira 1,659 million) in connection with the issuance of US$6 million (actual transaction currency) Convertible Debenture (see Note 8).

5. Purchase of minority interests in OAM subsidiary

The Company purchased, on March 1, 2001, the 15.65% minority interests in OAM (that it did not already own then) from Daimler Chrysler for US$2.5 million (actual transaction currency) (Lira 5,153 million at the effective accounting date for this transaction of January 1, 2001). The net fair value of the assets acquired and liabilities assumed of Lira 8,081 million exceeded the acquisition cost by Lira 2,928 million; this excess was applied to write down the fair value initially allocated to the following non-current assets of OAM - tax receivables of Lira 1,907 million (see Note 6), an investment of Lira 1,000 million and property and equipment of Lira 21 million.

6.    Tax Receivables

Tax receivables represent amounts for which reimbursement has been requested. The period for reimbursement in Italy had, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government.

7.    Accrued Expenses and Other Payables

                                                2001       2001         2001
                                               (000s)   (000,000s)   (000,000s)
                                                 $         Lira         Lira

      Salaries, wages and related items          185         401          444
      Value added and other taxes                109         238           21
      Other for legal costs, interest            725       1,577        2,326
        and other accrued expenses
      Provision for claims                       344         748            -
                                              ------     -------      -------
                                               1,363       2,964        2,791
                                              ======     =======      =======


8.    Long-Term Debt

                                              2001         2001         2000
                                             (000s)     (000,000s)   (000,000s)
                                               $           Lira         Lira

      Convertible Debentures                      -            -        12,833
      12.4% Industry Ministry loan                -            -           609
                                           ---------    ----------   ----------
                                                  -            -        13,492
      Less current portion                        -            -       (13,492)
                                           ---------    ----------   ----------
                                                  -            -             -
                                           =========    ==========   ==========

The Company issued a two-year US$ 6 million (actual transaction currency) 5% convertible debentures ("US$6 Million (actual transaction currency) Convertible Debenture") on December 28, 1999. The Company also issued US$ 250,000 (actual transaction currency) convertible debenture ("US$ 250,000 (actual transaction currency) Convertible Debenture") that had the same terms as the US$6 Million (actual transaction currency) Convertible Debenture to Simtov LTD, an affiliate of Emanuel Arbib (see Note 13), as payment for services in connection with the issuance of the US$6 Million (actual transaction currency) Convertible Debentures. The Convertible Debentures are convertible at any time, in full or in part, into common stock of the Company.

Centerpoint loaned US$ 4.2 million (actual transaction currency) to the Company ("Centerpoint Loan") on June 13, 2001 pursuant to a loan agreement ("Centerpoint Loan Agreement") with the Company executing a promissory note ("Promissory Note") for the amount of the Centerpoint Loan. On June 15, 2001, from the proceeds of the Centerpoint Loan, the Company paid the holders of the US$ 6 Million (actual transaction currency) Convertible Debenture US$ 4,207,500 (actual transaction currency) as full payment (including past due interest of US$ 135,000 (actual transaction currency). Simtov LTD also accepted, in July 2001, US$ 218,750 (actual transaction currency) as payment in full of the US$ 250,000 (actual transaction currency) Convertible Debentures. The difference of Lira 4,276 million between the carrying amounts of the US$ 6 Million (actual transaction currency) Convertible Debenture and the US$ 250,000 (actual transaction currency) Convertible Debenture and amounts paid in full settlement thereof were recorded in "Other income/(expense) net," in the consolidated statements of operations.

The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on June 13, 2003 and was secured by the 300,000 Centerpoint Class A Common Stock then owned by the Company (see Note 18).

9.    Other Income/(Expense)

                                         2001     2001        2000       1999
                                        (000s)  (000,000s) (000,000s) (000,000s)
                                          $       Lira        Lira       Lira

Gain from the extinguishment
  of the Convertible Debentures
  (see Note 8)                          1,967     4,276         --          --
Release of reserves for claims             --        --         --       1,009
Provision for Rawlings
  Litigation (see Note 17)               (346)     (748)        --      (2,970)
Income from sale of
  marketable securities                   109       235         --          --
Other                                     116       251        108         716
                                       ------    ------     ------      ------
                                        1,846     4,014        108      (1,245)
                                       ======    ======     ======      ======


Reserves for claims have been released in 1999 as such claims, principally relating to activities in Italy dating from businesses sold in 1993, have been settled.

10.   Income Taxes

Losses from continuing operations before income taxes and minority interests consisted of the following:

                                  2001        2001          2000         1999
                                 (000s)     (000,000s)   (000,000s)   (000,000s)
                                    $         Lira          Lira         Lira

      United States                92          199        (8,672)      (7,031)
      Italy                       (90)        (194)          704          600
      Elsewhere                  (120)        (261)         (122)         (22)
                                 -----      -------      -------      -------
                                 (118)        (256)       (8,090)      (6,453)
                                 =====      =======      =======      =======


Income taxes consisted of the following:

                                 2001        2001         2000        1999
                                (000s)    (000,000s)   (000,000s)  (000,000s)
                                   $         Lira         Lira        Lira

             Current US            89          194

             Current Italy         15           33           38          88
                              -------     --------     --------    --------
              Sub-total           104          227           38          88
                              -------     --------     --------    --------
             Deferred:            -              -            -           -
                              -------     --------     --------    --------
             Total                104 Lira     227           38          88
                              =======     ========     ========    ========

Significant components of the Company's deferred tax assets are as follows:

                                   2001       2001        2000       1999
                                  (000s)   (000,000s)  (000,000s) (000,000s)
                                    $         Lira        Lira       Lira

      Accrued Expenses               110        238      1,169      1,482

      Net operating loss carry
        forwards                  13,714     29,835     19,216      4,349

      Valuation allowance        (13,714)   (29.835)   (19,216)    (4,349)

                                 -------    -------    -------    -------
      Net deferred tax assets       --         --         --         --
                                 =======    =======    =======    =======

It is management's opinion that it is more likely than not that the loss carry-forwards of the US company will not be realized; therefore deferred tax assets were fully covered by valuation allowance.


The effective provision for income taxes varied from the income tax expense calculated at the statutory U.S. federal income tax rate as follows:

                                         2001      2001       2000       1999
                                        (000s)  (000,000s) (000,000s) (000,000s)
                                          $        Lira       Lira       Lira


    Computed tax credit at U.S.
    federal rate on losses from
      continuing operations               (42)     (90)     (2,832)    (1,569)

    Losses and reversals of short-term
     reserves for which valuation
     allowance provided                  --         --       3,408      1,473

    Valuation allowance on the
     deferred tax asset related
     to tax losses carried foward          42       90          --         --

    Non-deductible expenses and
      local income taxes, net             104      227        (538)        184
                                        -----   ------      ------     ------
                                          104      227          38         88
                                        =====   ======      ======     ======

For U.S. federal income tax purposes, the Company has net operating loss carry-forwards of approximately US$ 13.7 million (actual transaction currency) at December 31, 2001. These losses expire from 2004 through 2020. United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested.

At December 31, 2001 the Company had net operating loss carry-forwards for Italian income tax purposes that expire as follows:

                                          2001             2001
                                         (000s)         (000,000s)
                                            $              Lira

      2004                                  104             225
      2005                                2,995           6,510
      2006                                1,168           2,540
                                       ---------       ---------
                                          4,267           9,275
                                       =========       =========

The Directors are planning to place the Italian subsidiary into liquidation by April 30, 2004. In that event, all the above loss carry-forwards will not be realized.


11.   Shares Issued in Connection with Employment Agreements

The Company issued 205,000 common shares to Mark S. Hauser (see Note 13) and Emanuel M. Arbib (see Note 13). The shares issued have contractual transfer restrictions lapsing equally over a three-year period ended December 31, 2000. The issuance of these shares has been accounted for using the quoted market price of the Company's common stock as of the date of the agreements of US$ 4.06 (actual transaction currency) per share and charged to compensation expense over the life of the service contracts. The compensation expense related to the share issuances were Lira 562 million, Lira 484 million and Lira 162 million in 1999, 2000 and 2001, respectively.

12. Stock Options and Warrants (all amounts in US$, the actual transaction currency)

Tamarix warrant
In 1997, in connection with the purchase by Tamarix Investors LDC of a controlling block of common shares of the Company, the Company issued 1,250,000 warrants to the management of Tamarix Investors LDC. The warrants were exercisable through May 2, 2000 at an exercise price of US$ 6.00, subsequently revised to US$ 5.50 in October 1998. These warrants were distributed to Messrs. Hauser, Bulgari and Arbib or their associates in 1999 as part of a reorganization of Tamarix Investors LDC.

In February 2000, in connection with the then auction of the operating subsidiaries of Centerpoint (see Note 3a), the Company reduced the exercise price of 691,931 warrants previously issued to individuals identified below (or their affiliates) to US$ 3.50 per share (the then current quoted market price of the Company's common stock) and extended the expiration date of those warrants to June 2007.

                                                Original      New
                                     Warrants   Exercise    Exercise
             Name                    Repriced    Price*      Price*
       -------------------------     --------   --------    --------
       Mark S. Hauser                 152,185   $  5.50     $    3.50
       Azzurra (an affiliate of
         Mark Hauser)                 250,000   $  5.50     $    3.50
       Simtov, LTD (an affiliate of
         Emanuel Arbib)                99,212   $  5.50     $    3.50
       Gianni Bulgari                 190,534   $  5.50     $    3.50
                                     --------

                                      691,931
                                     ========

            * the actual transaction currency is US Dollars

The expiration date of the residual balance of 558,069 was extended to June 2007. Furthermore, in February 2000, additional 200,000 warrants were issued to Mark Hauser and affiliates. This brought his total to 804,370. Of this amount, one half were exercisable at $3.50 (and repriced in June 2003 to $1.25) and the other half exercisable at $5.50 (repriced in June 2003 to $1.50).


The above warrants and other warrants were further re-priced in June 2003 (see
Note 18).


Publicly traded warrants (OTC/BB: TRGIW)
The Company issued 1,437,500 warrants in June 1997 which all expired unexercised in June 2002.

1995 Non Qualified Plan Options
The Company's "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. The Board of Directors has authorized the issuance of a total of 2,000,000 options under this plan. The total options granted under this plan prior to 1999 were 792,500 options (net of forfeitures) at an exercise price of US$ 12.26. On March 18, 1998 the Company granted to certain officers options to purchase an aggregate of 280,000 common stock at an exercise price of US$5.00 in exchange for the 710,000 outstanding options. 17,500 and 65,000 of the US$ 12.26 options were forfeited in 1999 and 2000, respectively.

Also, on March 18, 1998, the Company granted options to Mr. Hauser, Mr. Arbib and Tamarix to purchase an aggregate of 212,000 common stock at an exercise price of US$ 5.00 and granted a further 105,000 options to persons not previously included in its "1995 Non-Qualified Plan". 65,000 and 157,000 of these options were forfeited in 1998 and 2000 respectively, when the grantees left the Company. In February 2000, in connection with the then upcoming auction of the operating subsidiaries of Centerpoint, the Company reduced the exercise price of 50,000 stock options previously granted to Mr. Hauser to US$ 3.50 per share (the then current quoted market price of the Company's common stock). In June 2003, the Company reduced the price of various options issued to Mr. Hauser and other officers and directors of the Company (see Note 18).

As of December 31, 2001, the outstanding options under the "1995 Non-Qualified Plan," which are all exercisable, are as follows - 245,000 options (exercise price is $5.00 per share, reduced to $1.50 per share in 2003), 80,000 options (exercise price is $5.50 per share, reduced to $1.50 per share in 2003) and 50,000 options (exercise price is $3.50 per share, reduced to $1.25 per share in 2003).


1995 Director's Plan
All non-employee directors, who were never previously employed by the Company or eligible to receive options, annually receive, on each January 2, options to purchase 5,000 shares under the 1995 Directors' Plan. Newly appointed or elected non-employee directors receive a grant upon taking office. The authority to grant options under the 1995 Directors' Plan will terminate on the earlier of December 1, 2005 or upon the issuance of the entire 150,000 shares of stock reserved for issuance under the plan.

Under the "1995 Director's Plan," 5,000 options are granted annually on January 2 of each calendar year to each non-employee Director serving at such date and a proportionately reduced number of options, at the date of election, to Directors initially elected at a date other than January 2. The exercise price is fixed at the reported closing price of the stock on January 2, or date of election of Directors for subsequent grants. All options issued prior to 2000 were forfeited as a result of changes in the Board of Directors except for 7,917 options with an exercise price of US$ 5.50 and 7,917 options with an exercise price of US$
5.00. The Company issued 45,000 options on January 3, 2000 with an exercise price of US$ 5.50 and a further 15,000 options were issued on January 2, 2001 with an exercise price of $0.75 under the Plan.

As of December 31, 2001, the outstanding exercisable options under the "1995 Director's Plan" are as follows - 7,917 options (exercise price is $5.00 per share, reduced to $1.50 per share in 2003), 52,917 options (exercisable price is $5.50 per share, reduced to $1.50 per share in 2003), while 15,000 options (exercisable price is $0.75 per share, increased to $1.50 per share in 2003) are not exercisable at December 31, 2001.

As of March 31, 2004, 105,834 director options have been issued and outstanding and 44,166 are available for issuance.

The following is a summary of transactions pertaining to the 1995 Non-qualified Plan and the 1995 Director's Plans above:


                                                2001                    2000                    1999
                                                     Weighted                Weighted                 Weighted
                                                     Average                 Average                  Average
                                          Shares     Exercise     Shares     Exercise      Shares     Exercise
                                          (000's)     Price*      (000's)     Price*       (000's)     Price*

Outstanding, January 1                      436       $4.92         649       $5.76          673       $5.95
Granted                                      15       $0.75          45       $5.50           20       $4.63
Exercised                                    -          -            -          -             -          -
Forfeited or exchanged                       -          -          (258)      $6.54          (44)      $8.24
Outstanding, December 31                    451       $4.84         436       $4.92          649       $5.76
                                         ---------------------------------------------------------------------
Options Exercisable, December 31            436       $4.98         421       $4.90          633       $5.77

* the actual transaction currency is US Dollars


The following is a summary of the status of stock options outstanding and exercisable under the 1995 Non-qualified Plan and the 1995 Director's Plans above as of December 31, 2001:


                                      Stock Options Outstanding          Stock Options Exercisable
                                                           Weighted
                                              Weighted     Average
                                               Average     Remaining
              Range of            Shares      Exercise    Contractual    Shares    Weighted Average
           Exercise Price         (000)'s      Price*        Life        (000's)   Exercise Price*

              $5.50                133         $5.50       6.00 years     133          $5.50
              $5.00                253         $5.00       4.89 years     253          $5.00
              $3.50                 50         $3.50       6.00 years      50          $3.50
              $0.75                 15         $0.75       5.00 years      -           $0,75
                                 ------------------------------------------------------------------
              Totals               451         $4.84                      436          $4.98

            * the actual transaction currency is US Dollars

Other options
The Company sold to GKN Securities Corp. for US$ 100, 125,000 options exercisable through June 10, 2002 at an exercise price of US$ 6.12 and issued 173,306 warrants exercisable through June 10, 2000 at an exercise price of US$
6.00 to certain shareholders as an inducement for them to enter into lock-up agreements with the Company and GKN Securities Corp. in connection with its June 1997 public offering. These options and warrants expired unexercised. No expenses related to these options and warrants were recognized in each of 1999, 2000 and 2001.

The Company incurred losses from continuing operations in each of 1999 and 2000 and had no operations in 2001. Thus, all warrants and options described above are considered anti-dilutive.


13.   Related Party Transactions

Loans from related parties
Tamarix and Mr. Bulgari loaned US$ 2 million (actual transaction currency) and Lira 3,000 million, respectively, to the Company in 1998. The loans bear interest at 10% and a commission of 1%. The interest on these loans was Lira 409 million in 1999. The loans were paid in 1999.

Tamarix Capital Corporation / Mr. Mark Hauser
Tamarix Capital Corporation provides financial services to the Company (see Note
11). Mark Hauser (a principal of Tamarix Capital Corporation) served in various capacities with the Company - as Chief Executive Officer, Executive Chairman and Director. He is currently joint Chief Executive Officer of the Company

Mr. Emanuel Arbib
Mr. Arbib served the Company in various capacities - as a Director and also as Chief Financial Officer. He also held the position of director of Centerpoint, until the sale of its operating subsidiaries to Aprilia. He is currently joint Chief Executive Officer of the Company

Mr. William Spier/Mr. Barry Fingerhut
The Company received advances related to subscription to the shares of stocks of its subsidiaries as of December 31, 1999 consisting of the following - US$250,000 (actual transaction currency) from William Spier (a director of the Company from May 1997 to December 1999 and director of Centerpoint from March 1999 and US$1,000,000 (actual transaction currency) from Mr. Barry Fingerhut (a Director of Centerpoint from March 1999). The advances, together with other advances to Centerpoint by the Company in 2000 and funds raised from an Italian institutional investor, were converted into Centerpoint Series B Preferred Stock in February 2000 (see Note 5). Interest on the advances amounted to Lira 53 million and Lira 28 million in 1999 and 2000, respectively.

TIM disposal
The Company sold its management services subsidiary in 2000 to the management of the subsidiary. The Company, as consideration, received 55,000 of its own shares held by the management of the subsidiary with a fair value of Lira 390 million at the date of sale.

Andrea della Valle and Mark Segall
Andrea della Valle (a director of the Company) and Investec Ernst & Company (an investment banking firm where Mark Segall, a director of the Company, was an executive officer at the time of the transaction) were paid by Centerpoint commission of US$ 180,000 (actual transaction currency) and US$80,000 (actual transaction currency), respectively, in connection with Fineco's purchase of the Centerpoint Series B Preferred Stock (see Note 4).

14.   Export sales and Geographic Information

Net sales, primarily management services, by destination were as follows:

                                       2001       2001       2000        1999
                                      (000s)    (000,000s) (000,000s) (000,000s)
                                        $         Lira       Lira        Lira

United States                           -          -          -            91
Italy                                   -          -          -         1,896
                                     --------- --------- --------- ----------
                                        -          -          -         1,987
                                     ========= ========= ========= ==========


Identifiable assets:                              2001       2001       2000
                                                 (000s)   (000,000s) (000,000s)
                                                    $        Lira       Lira

      Italy                                          504     1,096     39,871
      United States                                8,859    19,259      7,837
      Elsewhere                                      429       932      2,409
                                               ---------  --------  ---------
                                                   9,792    21,287     50,117
                                               =========  ========  =========

Assets held elsewhere principally relate to cash held by Trident Rowan International SA, a Luxembourg company that owned LITA until its disposal in 2000. Most of the cash owned by Centerpoint was moved from Italy to the US.

15.   Concentration of Credit Risks

The Company has cash and cash equivalents and short-term investments with various financial institutions of national standing in Italy and the United States.

16.   Financial Instruments

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

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

There are no significant differences between fair value and carrying value for any of the Company's financial instruments as at December 31, 2001 and 2000; however when their realizability is uncertain, an appropriate valuation allowance is recognized.

17.   Claims and Litigation

The provision for claims as of December 31, 2001 pertains to minor litigations, as the provision for the Rawlings Litigation recognized in 2001 (see Note 9), which is related to the settlement of the case in 2002 (see Note 18) was classified under the item "Accrued expenses and other payables". The litigation is related to the release of certain hazardous waste on a former property of the Company. The balance of the provision was also reduced in 2001 as a result of the payments of Lira 4,165 million in connection with the settlement of the Wilson litigation.

IMI Fees
IMI (see Note 3a) was paid Lira 11,401 million in fees and expenses it claimed under its engagement letter with the Company and OAM. The Company disputed the calculation of IMI's fees and has brought a suit in Italy seeking reimbursement of Lira 8,766 million (approximately US$ 4.25 million). The judge handling the lawsuit has heard the case several times in 2002 and 2003. As of March 31, 2004, the lawsuit is still pending and the Company is negotiating an out-of-court settlement.

CDS Srl
In 1999 CDS S.r.l. ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately Lira 1,600 millions. The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict, presumably within 80 days. It is management's opinion that the risk of a negative judgment is low and the potential liability remote.

18.   Subsequent events

Wilson Litigation
The Company sued Travelers Casualty and Surety Company ("Travelers"), its insurer, when Travelers disclaimed coverage and defense of the Wilson Litigation. The dispute was settled in December 2003 with Travelers paying the Company $1,450,000 (actual transaction currency); this amount was recognized in income in 2003.

Rawlings Litigation; Settlement
The Company, on February 11, 2002, entered into a settlement agreement with Rawlings Sporting Goods Company with respect to the Rawlings Litigation pursuant to which the Company transferred 160,000 Centerpoint Common Stock in May 2002.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement Aprilia asserted, in 2000, various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, IMI, the escrow agent under the Escrow Agreement, paid Lira 7,611 million from the escrow account (see
Note 3a) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint, OAM and Aprilia, in October 2003, entered into a settlement agreement, with Aprilia paying (euro) 1,420,256 (approximately Lira 2,900 million) including (euro) 206,583 (approximately Lira 400 million) of legal fees; this amount was recognized in income in 2003. The right to 65% of the net proceeds of this settlement is owned by OAM (see Bion transaction below).

The residual balance of approximately Lira 1,000 million remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any, after eventual successful claims by Aprilia, will be released in September 2007. OAM is entitled to 65% of amounts eventually released; this claim (a contingent asset) is not recorded in the consolidated balance sheets.

Bion Transaction
Centerpoint, on January 15, 2002, acquired 19,000,000 restricted Bion Environmental Technologies, Inc. ("Bion") shares representing an equity interest of approximately 35%. Bion is engaged in waste stream remediation and organic soil and fertilizer production. Its unrestricted share was then traded on the OTC/BB market under the ticker "BNET". The considerations for the foregoing acquisition are cash of approximately US$8.5 million (actual transaction currency) (substantially all of Centerpoint's cash), the US$4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of the operating subsidiaries of Centerpoint to Aprilia and its claims against IMI.

Simultaneously with the consummation of the foregoing transaction, Bion purchased a 57.7% majority interest in Centerpoint from OAM. The total consideration paid by Bion consisted of (i) US$3.7 million (actual transaction currency) in cash, (ii) the assignment of the US$4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest) and related loan guarantees, (iii) the assignment of the 65% interest in Centerpoint's claims with respect to the escrow accounts from the sale of the subsidiaries of Centerpoint to Aprilia and Centerpoint's claims against IMI,
(iv) the issuance of 1,000,000 Bion common stock to OAM, and (v) the issuance of a warrant to acquire 1,000,000 Bion shares at a price of US$0.90 (actual transaction currency), with expiration date of January 10, 2007 to OAM. David Mitchell (a director of Centerpoint) was the Chairman, President, Board Member and a principal stock and warrant holder of Bion at the time of the transaction. As a consequence of the sale, the Company recorded a gain of (euro)1,489 thousand (Lira 2,883 million). The carrying value of the Bion shares of
(euro)841 thousand (Lira 1,628 million) were fully written down in 2002.

In July 2002, Bion effected a 10 for 1 reverse stock split that reduced the number of shares of Bion held by the Company to 100,000 and the number of warrants held by the Company to 100,000.

Bion has indicated in its public filings that it was under financial difficulty and that in January 2004, it closed its New York office and all remaining employees and consultants are working from their homes. Moreover, again as disclosed in Bion's public filings, the registration of its shares of stock was terminated in January 2004.

Centerpoint, in January 2004, distributed all Bion shares it owned pro-rata to the holders of its common stock. The Company received 44,240 Bion shares which are deemed to be of no value. The registration of Centerpoint shares was terminated in February 2003.

Merger of OAM and Trident Rowan Servizi S.p.A.
OAM, on March 27, 2003, was merged into Trident Rowan Servizi S.p.A. ("Trident Servizi"), its immediate parent company, effective January 1, 2003. The terms of the merger provide for: (a) cancellation of the entire share capital of OAM owned by Trident Servizi ; (b) issuance of 73 new Trident Servizi shares for every 1,000 OAM shares to the residual minority owner of OAM; (c) increase in the share capital of Trident Servizi from 664,000 to 672,856 shares; and (d) change in the name of Trident Servizi to OAM S.p.A.

Stock Option and Warrant Repricing
The following warrants and options were repriced and extended in July 2003 as follows:

                                               Previous      New
                                               Exercise      Exercise
     Name                  Warrants/Options    Price*        Price*
   ---------------------  -----------------    --------      --------

   Azzurra (affiliate of  250,000 (Warrants)   $3.50         $1.25
     Mark Hauser)         250,000 (Warrants)   $5.50         $1.50
   Simtov, LTD (affiliate  99,212 (Warrants)   $3.50         $1.25
     of Emanuel Arbib)    165,351 (Warrants)   $5.50         $1.50
   Mark S. Hauser          50,000 (Options)    $3.50         $1.25
                           87,917 (Options)    $5.50         $1.50
                          152,185 (Warrants)   $3.50         $1.25
                          152,185 (Warrants)   $5.50         $1.50
   Gianni Bulgari          30,000 (Options)    $5.00         $1.50
                          190,534 (Warrants)   $3.50         $1.25
                          190,533 (Warrants)   $5.50         $1.50
   Emanuel Arbib           65,000 (Options)    $5.00         $1.50
                            7,917  (Options)   $5.00         $1.50
   Mark B. Segall          30,000 (Options)    $5.00         $1.50
   Howard Chase           140,000 (Options)    $5.00         $1.50
                           30,000 (Options)    $5.00         $1.50
   Nick Speyer             40,000 (Options)    $5.00         $1.50

      * the actual transaction currency is US Dollars

The expiration dates of all of the above warrants and options were extended to July 1, 2009 in order to motivate the holders to continue to assist the Company in maximizing shareholder value. In determining the repricing, the board considered, among other issues, the following:

i)   the requirement to expense all such options in the future;

ii)  the history related to the options and the warrants;

iii) the complications and challenges the Company faced following the sale of the operating subsidiaries of Centerpoint to Aprilia;

iv) the complications and challenges associated with completing an appropriate transaction for the Company with the cash remaining from the sale of the operating subsidiaries of Centerpoint to Aprilia;

v)   the current net asset and potential liquidation value of the Company;

vi)  other relevant factors.

Release of LITA S.p.A. Guarantee

On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. In connection with this release, the Company paid (euro) 30,000 (Lira 58 million) in 2004 and will record a gain of (euro)486 thousand (Lira 941 million) in 2004, primarily for face value of the investment of the Company used to secure the guarantee that it has written-off in prior years.

Comtech Deal

Following the non-binding term sheet dated December 30, 2003, between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech reached an agreement in principle pursuant to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and electronic market and has a majority of its operating subsidiaries located in China.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2002, Arthur Andersen S.p.A. (Deloitte & Touche Italia S.p.A. until July 31, 2003) entered into an agreement with the national Italian practice of Deloitte Touche Tohmatsu ("DTT") that provides for the association of the former Arthur Andersen S.p.A. with DTT. On August 1, 2003, the audit operations of Deloitte & Touche S.p.A. and Deloitte & Touche Italia S.p.A. were combined and the resulting company took the name of Deloitte & Touche S.p.A.

There are no disagreements with accountants on accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Co-Chief Executive Officers have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the directors and executive officers of the Company.

Directors

As of December 31, 2001 and as of the date of the report, except as noted, the directors of the Company were as follows:

Name                              Age  Position
----                              ---  --------

Mark S. Hauser ...............    46   President and Joint Chief Executive
                                       Officer, Director
Emanuel Arbib ................    35   Joint Chief Executive Officer, Director
Howard E. Chase ..............    67   Director
Gianni Bulgari ...............    66   Director
Duncan Chapman(1)  ...........    50   Director
Andrea Della Valle(2) ........    44   Director
Mark B. Segall(2) ............    41   Director and Secretary

-----------------------------

(1) Independent director nominated by Mark Hauser in accordance with the provisions of the Settlement Agreement amongst shareholders. Resigned as a director of the Company on April 19, 2002.

(2) Independent director nominated by Gianni Bulgari in accordance with the provisions of the Settlement Agreement amongst shareholders. Resigned as a director of the Company on May 15, 2002.

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

Emanuel Arbib, was the Company's Chief Financial Officer from March 1998 through 1999, and has been the Joint Chief Executive Officer since December 1999. He became a Director of the Company on May 2, 1997 upon consummation of the Tamarix/Finprogetti Acquisition Agreement. He is the co-founder and Managing Director of GAIM Advisors Ltd., a London-based investment company. Since June 1998, he has served as a director of and chief executive officer of Integrated Asset Management plc; an U.K. publicly traded company. In 1996, he served as Managing Director of BioSafe Europe, an affiliate of BioSafe International Inc., a publicly traded company engaged in waste management and landfill reclamation. From September 1996 to November 1997, he served as a director of International Capital Growth Ltd., and its European subsidiary, Capital Growth (Europe) Ltd., investment-banking firms. From 1990 until 1991, Mr. Arbib headed the Italian desk for Eurobond sales at Prudential Bache Securities (UK) Ltd.

Howard E. Chase has served as a director of the Company since 1971, as Chairman of the Board of Directors and Secretary of the Company until September 1999, as Company counsel from 1971 until September 1995 and as President and Chief Executive Officer of the Company from October 1995 to March 1998. He is also President of Carret Holdings, Inc., an asset management company. He has also served as Vice-President of the Company from 1986 to October 1995; a partner of Morrison Cohen Singer & Weinstein, LLP from April 1984 until September 1995; and a director of Thoratec Corporation, a NASDAQ-traded company, since 1987 and International Diamalt Co., Ltd., a U.K. based company. Mr. Chase became a director of Bion Environmental Services, Inc. in January 2002. Bion, a Colorado corporation, was publicly-held until January 2004.

Gianni Bulgari has served as a director of the Company since 1997, was Chairman of the Board of Directors of FILA Holdings, S.p.A., a sportswear maker, from 1989 until 1998. From 1966 until 1987 he served as a Chairman of the Board of Directors and Chief Executive Officer of "BULGARI," a family-owned jewelry business. Mr. Bulgari was also a director of Centerpoint.

Duncan Chapman was a director of the Company from December 1999 to April 2002 and has been a principal at Butler, Chapman & Co., a private New York-based investment-banking firm for more than the past five years.

Andrea Della Valle was a director of the Company from December 1999 to May 2002 and has served as Executive Director for Lehman Brothers (Milan) since 1988. From 1986 until 1988 he served as director for Lehman Brothers (Switzerland).

Mark B. Segall has been a director of the Company since December 1999 and the Company's Secretary since December 1999. Mr. Segall was a partner at Kramer Levin Naftalis & Frankel LLP ("Kramer Levin"), a New York law firm, until October 1999. In October 1999, he became a Senior Vice President and the General Counsel at Investec Ernst & Company, and in October 2001 President and CEO of Investec Inc. The US investment banking operations of Investec were terminated in June 2003 at which time Mr. Segall left Investec and became Chairman and CEO of Kidron Corporate Advisors LLC, an M & A advisory boutique.

All of the current members of the Board of Directors attended at least 75% of the meetings held in each of 2000 and 2001.

The Board of Directors established an Audit Committee in 1995, which operated until December 6, 1999. The members of the Committee were Howard E. Chase and Deborah S. Novick. The audit and compensation oversight responsibility now sits with Howard E. Chase, Mark Segall and Gianni Bulgari. The Board of Directors has determined that neither of Messrs. Chase, Segall or Mr. Bulgari is an "audit committee financial expert," within the meaning of the rules promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors believes that the background and financial sophistication of each of Messrs. Chase, Segall and Bulgari are sufficient to fulfill the duties of such a financial expert. Currently, issuers with securities quoted on the Over-The-Counter Market known as the "pink sheets," such as the Company, are not required to have an audit committee or an audit committee financial expert.

The Company does not currently have a code of ethics because the Company does not now, nor did it in 2001, 2002 and 2003, have any operations; however the Company intends to evaluate provisions for a code of ethics in the future.

Each of Messrs. Chase and Hauser were directors of Centerpoint an affiliate of the Company and a company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the years ended December 31, 2000 and December 31, 2001. Each of Messrs. Chase and Hauser resigned from Centerpoint in January 2002. None of the other above-described persons is a director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940. In February 2003, Centerpoint filed a Certification and Notice of Termination of Registration with the SEC, and as a result is no longer a publicly-held company.

Executive Officers

                              Position with Company and Business
Name                     Age  Experience During Past Five Years
----                     ---  ---------------------------------

Mark S. Hauser .....     46   President and Joint Chief Executive Officer
                              from December 1999
                              President and Chief Executive Officer from
                              March 1998
                              Director of the Company from May 1997
Emanuel Arbib  .....     35   Joint Chief Officer from December 1999
                              Chief Financial Officer from March 1998
                              Director of the Company from May 1997

Information relating to the past business experience of Messrs. Hauser and Arbib, is set forth above under "Directors." All executive officers will serve in their respective capacities in accordance with the forms of their employment agreements and arrangements, until their successors shall have been elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION (all amounts stated in US$, the actual reporting currency)

Summary of Cash and Certain Other Compensation

The following table shows, for the three fiscal years ended December 31, 2001, 2000 and 1999 the cash and certain other compensation paid or accrued for those years to the President of the Company and Joint Chief Executive Officers of the Company (collectively, "Named Executive Officers"). Other than as indicated in the table below, no executive officer of the Company received salary plus bonus in excess of US$100,000 during the fiscal year ended December 31, 2001.


SUMMARY COMPENSATION TABLE
                                                                               Long -Term Compensation Awards
                                                                               ------------------------------
                                              Annual
                                              Compensation       Other
                                              Salary  (Lira/$)   Annual             Restricted     Options/
Name and Principal Position             Year       (1)           Compensation (2)   Stock          SARs (#)
---------------------------             ----  ---------------    ----------------   ----------     --------

Mark S. Hauser(3) (4)                   2001      $160,000              -0-           -0-             -0-

President and Joint Chief Executive
Officer since December 1999             2000      $235,000         $ 90,000           -0-             -0-

President and Chief Executive
Officer since March 1998                1999      $235,000         $ 90,000         $552,000      $132,000 (6)


Emanuel Arbib(5)(6)                     2001      $100,000              -0-           -0-             -0-
Joint Chief Executive Officer since
December 1999                           2000      $100,000              -0-           -0-             -0-
Chief Financial Officer since March
1998                                    1999      $125,000         $250,000         $301,172          -0-

(1) Lira amounts have been converted to dollars at the rate of 2,1653 Lira per U.S.dollar, the approximate rate in effect on December 31, 2001

(2) The aggregate amount of all perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the greater of US$ 50,000 or 10% of such Named Executive Officer's salary.

(3) 2000 and 1999 compensation includes cash compensation received from Centerpoint (formerly Moto Guzzi), and the value of office space provided to Mr. Hauser in 1999 and 2000. Includes warrant and option repricing in 2000 described below.

(4) Other Annual Compensation for Mr. Hauser in 2000 and 1999 includes fees received as chairman of Moto Guzzi Corporation, then an affiliate of the Company

(5) Other Annual Compensation for Mr. Arbib in 1999 includes the US$ 250,000 5% Convertible Debenture issued to Simtov LTD an affiliate company of Mr.Arbib in connection with Mr. Arbib's efforts in placing US$ 6,000,000 of such Debentures in 1999. In July 2002, Mr. Arbib accepted US$ 218,750 as payment in full on the Debentures. See "Ten-Year Stock Option and Warrant Repricings" below

(6) Consists of options to purchase 132,000 shares of the Company's common stock repriced from US$5.50 to US$1.50. See "Ten-Year Stock Option and Warrant Repricings" below

Employment Contracts

On March 18, 1998, the Board of Directors approved a three year employment contract commencing May 1, 1998 with Mark S. Hauser as President and Chief Executive Officer, a three year consulting contract commencing May 1, 1998 with Emanuel M. Arbib as Chief Financial Officer and a one year, renewable agreement commencing May 1, 1998 with Tamarix Capital Corporation, a company controlled by Mr. Hauser for provision of merchant banking services to the Company. Upon expiration of the above three year contracts with Mr. Hauser and Mr. Arbib, a one year renewable contract was granted. Mr. Hauser has agreed that his compensation will terminate upon, and as of, any liquidation of the Company.

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

In February 2000, in connection with the Company's proposed upcoming auction of the Moto Guzzi operations, the Company and Mr. Hauser renegotiated Mr. Hauser's employment agreement and compensation arrangements and agreed that (i) Mr. Hauser's employment agreement with Moto Guzzi would terminate effective immediately and that Mr. Hauser would be paid not more than US$ 250,000 in severance in connection with such termination out of the proceeds of the Moto Guzzi closing (US$ 169,500 was eventually received by Mr. Hauser), (ii) Mr. Hauser would continue as Executive Chairman of Moto Guzzi without compensation,
(iii) all compensation under his employment agreement with the Company would be deferred until such time as the Company has adequate resources to pay such compensation, (iv) the executive office space of the Company in New Jersey would be combined with that of Moto Guzzi in New York, and that the Company and Moto Guzzi would pay Mr. Hauser only for his actual out of pocket expenses in connection with maintaining such offices, (v) Mr. Hauser would continue to serve as the Company's Co-CEO, (vi) the exercise price of 402,185 of the 804,370 warrants issued to Mr. Hauser and his affiliates would be reduced to US$ 3.50 per share and the expiration date of such warrants would be extended to June 2007, the balance only extended to June 2007 and an additional 200,000 warrants issued and (vii) the exercise price of 50,000 of the 137,917 options issued to Mr. Hauser would be reduced to US$ 3.50 per share. All deferred amounts under Mr. Hauser's employment agreement were paid in 2001 and amounts are no longer deferred.

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

Report on Executive Compensation

The Company does not have a standing compensation committee. The compensation of Mark Hauser, the President and Chief Executive Officer of the Company, and Emanuel Arbib, the Joint Chief Executive Officer of the Company, during fiscal year ended December 31, 2001, was the result of negotiated employment agreements and arrangements approved by the outside directors with Messrs. Hauser and Arbib and not the implementation of any compensation policy. The Company had no other executive officers during fiscal year ended December 31, 2001.

Stock Option Plans

In order to attract and retain employees, the Board of Directors adopted, and the shareholders approved, the 1995 Non-Qualified Stock Option Plan ("1995 NQ Plan") and the 1995 Stock Option Plan for Outside Directors ("1995 Directors' Plan"). The 1995 NQ Plan and the 1995 Directors' Plan are referred to collectively as the "1995 Plans." Options to purchase an aggregate of 2,150,000 shares of Common Stock (subject to anti-dilution adjustments under certain circumstances) may be awarded under the 1995 Plans.

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

Options relating to 15,000 shares were issued on January 2, 2001 at an exercise price of US$ 0.75 per share. A total of 15,000 options were granted in 1999. All of the 1999 options have been forfeited in connection with resignations of directors. Options are not exercisable until the later of January 2 of the year succeeding the date of grant or six months following the date of grant.

The authority to grant options under the 1995 Directors' Plan will terminate on the earlier of December 1, 2005 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan, which is 150,000, 74,166 of which remained available for issuance on December 31, 2001. As of March 31, 2004, the date of this report, 105,834 director options are issued and outstanding and 44,166 are available for issuance

The 1995 Directors' Plan may be amended by the Board of Directors' except that provisions thereof concerning granting of options may not be amended more than once every six months unless necessary to comply with the Internal Revenue Code or the Employee Retirement Income Security Act.

Board of Directors Report on Stock Option And Warrant Repricings in 2003

On June 20, 2003, the Company's Board of Directors reviewed the terms and conditions of certain options and warrants previously granted to directors and executive officers of the Company, including the Named Executive Officers and their affiliates. The Board of Directors determined that the market price of the Company's Common Stock had declined significantly since such options and warrants were originally granted and, as a result, such options and warrants had exercise prices significantly higher than the current market price of the Company's Common Stock. The Board of Directors also considered other issues related to such options and warrants, including: (i) the requirement to expense all such options and warrants in the future; (ii) the history related to the options and the warrants; (iii) the complications and challenges the Company faced following the sale of its Moto Guzzi assets to Aprilia; (iv) the complications and challenges associated with completing an appropriate transaction for the Company with the cash remaining from the Aprilia sale; and
(v) the current net asset and potential liquidation value of the Company.

The Board of Directors determined it to be in the best interest of the Company to extend the expiration date of such options and warrants and to reduce the exercise price of such options and warrants to reflect the current market price of the Company's Common Stock in order to incentive the directors and executive officers of the Company, including the Named Executive Officers, to remain with the Company and to continue to assist the Company in maximizing shareholder value.

As a consequence, the Board of Directors extended the expiration date of all such options and warrants to July 1, 2009. In addition, the Board of Directors reduced the exercise price of those options and warrants with an original exercise price of $3.50 to $1.25 and the exercise price of those options and warrants with an original exercise price of $5.50 to $1.50.

Respectfully submitted by the Board of Directors

Mark S. Hauser
Emanuele Arbib
Howard E. Chase
Gianni Bulgari
Mark Segall

Ten-Year Stock Option And Warrant Repricings

The table below sets forth information concerning all repricings of options, warrants and SARS held by any executive officer of the Company during the last ten completed fiscal years (all amounts stated in US$, the actual transaction currency).


---------------------------------------------------------------------------------------------------------------------------
                                                                                                         Length of
                                 Number of                                                               Original
                                 Securities                                                              Option/Warrant
                                 Underlying         Market Price of       Exercise Price                 Term Remaining
                               Options/Warrants/    Stock at Time of       at Time of         New        at Date of
                               SARs Repriced or     Repricing or           Repricing        Exercise     Repricing or
       Name           Date       Amended (#)        Amendment ($)        or Amendment ($)   Price($)     Amendment
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Howard E. Chase     3/18/98    140,000(1)(2)        US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Albino Collini      3/18/98    50,000(1)(3)         US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mario               3/18/98    50,000(1)(4)         US$5.00              US$12.26           US$5.00      2 years
Tozzi-Condivi
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Domenico Costa      3/18/98    40,000(1)(5)         US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         2/00       50,000(1)            US$3.50              US$5.00            US$3.50      3 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         2/00       152,185 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Azzura (8)          2/00       250,000 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Simtov, LDC (9)     2/00       99,212 (6)           US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Gianni Bulgari      2/00       190,534 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         6/20/03    50,000 (1)           US$0.29              US$3.50            US$1.25      4 years (10)
                               87,917 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               152,185 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               152,185 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Emanuel Arbib       6/20/03    65,000 (1)           US$0.29              US$5.00            US$1.50      4 years (10)
                               7,917 (1)            US$0.29              US$5.00            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Gianni Bulgari      6/20/03    15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
                               190,534 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               190,533 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Howard Chase        6/20/03    140,000 (1)(11)      US$0.29              US$5.00            US$1.50      4 years (10)
                               15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Nick Speyer         6/20/03    40,000 (1)           US$0.29              US$5.00            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------



---------------------------------------------------------------------------------------------------------------------------
                                                                                                         Length of
                                 Number of                                                               Original
                                 Securities                                                              Option/Warrant
                                 Underlying         Market Price of       Exercise Price                 Term Remaining
                               Options/Warrants/    Stock at Time of       at Time of         New        at Date of
                               SARs Repriced or     Repricing or           Repricing        Exercise     Repricing or
       Name           Date       Amended (#)        Amendment ($)        or Amendment ($)   Price($)     Amendment
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Azzura (8)          6/20/03    250,000 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               250,000 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Simtov, LDC (9)     6/20/03    99,212 (6)           US$0.29              US$3.50            US$1.25      4 years (10)
                               165,351 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Segall         6/20/03    15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------

(1)   Represents shares of Common Stock underlying options.

(2) Represents option to purchase 140,000 shares of TRG's common stock granted on March 18, 1998 upon cancellation of option to purchase 300,000 shares of TRG's common stock.

(3) Represents option to purchase 50,000 shares of TRG's common stock granted on March 18, 1998 upon cancellation of option to purchase 150,000 shares of TRG's common stock.

(4) Represents option to purchase 50,000 shares of TRG's common stock granted on March 18, 1998 upon cancellation of option to purchase 200,000 shares of TRG's common stock.

(5) Represents option to purchase 40,000 shares of TRG's common stock granted on March 18, 1998 upon cancellation of option to purchase 60,000 shares of TRG's common stock.

(6)   Represents shares of Common Stock underlying warrants.

(7) The expiration date of the warrants repriced in February 2000 was extended from June 2002 to June 2007.

(8)   Affiliate of Mark Hauser.

(9)   Affiliate of Emanuel Arbib.

(10) The expiration date of these options and warrants were extended to July 1, 2009.

(11) The expiration date of these options were extended in 2000 to 2007, but were not repriced.

Options/Sar Grants in Last Fiscal Year

15,000 options were granted to non-employee directors during the fiscal year ended December 31, 2001.

Aggregate Options/Sar Exercises In Last Fiscal Year And Fiscal Year-End Option/Sar Values

The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at the end of 2001.


-------------------------------------------------------------------------------------------
                 Shares              Number of Securities       Value of Unexercised
                 Acquired  Value     Underlying                 In-the-Money
Name             on        Realized  Unexercised                Options/SARs at
                 Exercise  ($)       Option/SARs at Fiscal      Fiscal Year-End ($)
                 (#) (1)             Year-End                   (Exercisable/Unexercisable)(2)
                                     (Exercisable/Unexercisable)
-------------------------------------------------------------------------------------------
Mark Hauser          -        -           137,917 / 0                    -
-------------------------------------------------------------------------------------------
Emanuel Arbib        -        -            72,917 / 0                    -
-------------------------------------------------------------------------------------------

(1)   None of the Named Executive Officers exercised any stock options in 2001.


(2) The fair market value of the securities underlying the options was less than the exercises price of the options at December 31, 2001.


Compensation of Directors

Non-employee members of the Board of Directors of the Company receive automatic annual grants of stock options for services rendered in their capacity as such, at a rate of 5,000 per year. See "Stock Option Plans-1995 Directors' Plan." Officers of the Company or its subsidiaries who are members of the Board of Directors of the Company and employees receive compensation for services rendered in their capacities as officers only, and may be entitled to discretionary grants of stock options.

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a standing compensation committee of the Board of Directors. During the fiscal year ended December 31, 2001, no officer or employee of TRG or any of its subsidiaries, nor any former officer of the Company or any of its subsidiaries, participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Messrs. Hauser and Arbib, who are both directors and executive officers of the Company, have not participated in any deliberations of the Company's Board of Directors concerning their employment agreements and arrangements with the Company.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Security Holders

The following table sets forth certain information concerning the beneficial ownership of Common Stock as of March 31, 2004, the date of this report, by (i) each person who is known by the Company to own beneficially 5% or more of the Company's common stock, (ii) each of the Company's directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown. Unless otherwise indicated, address is address of the Company.

Name and Address of Beneficial       Number of Shares         Percentage
Owner*                             Beneficially Owned      Beneficially Owned
------------------------------     ------------------      ------------------

Mark S. Hauser ...................  1,754,866(1)(2)              27.1%
Gianni Bulgari ...................  1,498,827(2)(3)              23.2%
c/o Gruppo G.B. Bulgari
via M. Mercati, 17A
00187 Rome, Italy
Emanuel Arbib ....................    475,972(2)(4)               7.4%
Howard E. Chase ..................    180,000 (5)                 2.8%
Nick Speyer ......................     40,000 (6)                  **
Mark Segall.......................     30,000 (7)                  **
William Spier.....................     15,000                      **
Finprogetti S.p.A.................    635,238                     9.8%
Via Fieno, 8
20123 Milan, Italy
Jan H. Loeb.......................    311,700                     4.8%
All directors and officers as
a group ..........................  3,939,665                    60.9%

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock, which would be issued upon the exercise of options or warrants that are currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

** Less than one percent.

(1) Includes warrants to purchase 500,000 shares owned of record by Azzurra, Inc., a Delaware corporation controlled by Mr. Hauser, 682,579 shares owned of record by Tamarix Investors LDC, a Cayman Islands Limited duration company controlled by Mr. Hauser, and presently exercisable options to purchase 137,917 shares.

(2) As part of a reporting group, Mark Hauser, Tamarix Investors LDC, Azzurra, Gianni Bulgari and Emanuel Arbib report beneficial ownership of 3,729,665 shares, consisting of 2,038,831 shares and warrants and options to purchase an additional 1,690,834 shares. Such group constitutes beneficial ownership of approximately 56.4% of all shares outstanding on a diluted basis pursuant to Regulation 13D-G under the Securities Exchange Act of 1934, as amended.

(3) Includes warrants to purchase 381,067 shares from the Company and options to purchase 30,000 shares.

(4) Includes warrants to purchase 264,563 shares owned of record by entities controlled by Mr. Arbib and options held by Mr. Arbib to purchase 72,917 shares.

(5) Includes presently exercisable options to purchase 170,000 shares.

(6) Includes presently exercisable options to purchase 40,000 shares.

(7) Includes presently exercisable options to purchase 30,000 shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bion Investment by Centerpoint; Sale of Centerpoint Shares by OAM to Bion

In June 2001, with the consent of the Company, Centerpoint, the Company's principal subsidiary, engaged the investment-banking firm of Investec Ernst & Co. to assist Centerpoint in its evaluation of strategic alternatives. From September 2000 through December 2001, with the knowledge and consent of the Company, Centerpoint, examined opportunities to acquire or merge with another operating business or businesses, as an alternative to liquidation.

In December 2001, Centerpoint's Board of Directors met to evaluate the alternative strategies and investments available to it. Investec Ernst & Co., presented to the Centerpoint Board of Directors their conclusions on a number of potential investments. After review of the possible investments, the Centerpoint Board of Directors resolved to approve the acquisition of 19,000,000 shares of Bion, a publicly-held Colorado corporation, for an aggregate consideration of US$ 14,250,000 (actual transaction currency) comprised of the following: (i) approximately US$ 8,500,000 (actual transaction currency) in cash, (ii) assignment of the Company's US$ 4.2 million (actual transaction currency) promissory note, (iii) assignment of 65% of the Claims Against IMI, (iv) assignment of 65% of the claims with respect to the escrow account, and (v) assignment of all of Centerpoint's rights under the Loan Agreement dated June 13, 2001 between Centerpoint and the Company. The approval was subject to the satisfaction of a number of conditions, including the Company's and OAM's release of Centerpoint from its liquidation obligations under the April 14th Letter.

In early January 2002, the Board of Directors of OAM, a subsidiary of the Company and the majority stockholder of Centerpoint, met and approved the sale of 3,459,997 shares of common stock of Centerpoint owned by OAM (representing all of the shares of Centerpoint owned by OAM) to Bion pursuant to a Stock Purchase Agreement dated as of January 15, 2002, for the following consideration: (i) 1,000,000 restricted shares of Bion common stock, (ii) a warrant to purchase 1,000,000 shares of Bion common stock for a purchase price of US$ 0.90 (actual transaction currency) per share, (iii) US$ 3,700,000 (actual transaction currency) in cash, (iv) the assignment to OAM of the Company's US$
4.2 million (actual transaction currency) promissory note, and the principal and interest payable there under, (v) assignment of a 65% interest in the claims against IMI, (vi) assignment of a 65% interest in the claims with respect to the escrow account, and (vii) assignment of all of Centerpoint's rights under the Loan Agreement dated June 13, 2001 between Centerpoint and the Company.

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

In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to $1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing that Centerpoint cancel all antidilution and penalty provisions in existing agreements between Bion and Centerpoint, and on May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, and (iii) the payment by Bion to OAM of $80,000 (actual transaction currency) plus $10,000 (actual transaction currency) in legal expenses.

For further details concerning the Bion investment and sale of the Centerpoint shares, and various agreements among Bion, Centerpoint and the Company, please see Note 18 to the Consolidated Financial Statements.

Warrant and Option Repricing

In February 2000 and in June 2003, the Company repriced and extended various options and warrants owned by the directors, executive officers and affiliates of the Company. Please see Item 12 "Stock Option and Warrant Repricing" above for further details.

Centerpoint Loan and early payoff of Debentures

On June 13, 2001, Centerpoint loaned US$4,200,000 (actual transaction currency) to the Company (Centerpoint Loan) which the Company used to retire the Convertible Debentures. (See Note 8 to the Consolidated Financial Statements for further information). The Centerpoint Loan Agreement and the related promissory note were assigned to OAM, in January 2002, in connection with the Bion transactions. (See Note 18 to the Consolidated Financial Statements for further information).

Centerpoint Engagement of Investec Ernst to explore Strategic Alternatives

In June 2001, with the consent of the Company, Centerpoint engaged the investment-banking firm of Investec Ernst & Company to assist Centerpoint in its evaluation of strategic alternatives, including potential acquisitions and investments. In connection with its review of investment alternatives the Company paid Investec US$ 125,000 (actual transaction currency) in cash and issued Investec a warrant to purchase 50,000 Centerpoint Common Stock at an exercise price of US$ 3.00 (actual transaction currency) per share, in January 2002. The relationship of Investec Ernst & Company and Mr. Mark Segall is disclosed in Item 10.

Company's Engagement of Investec Inc. to explore Strategic Alternatives; Engagement of Kidron and Kramer Levin

Investec provided the Company with advisory services during 2001 and 2002, and Kidron has provided the Company with advisory services since 2003. Kramer Levin represented the Company in its December 1999 Convertible Debenture offering, and since that time has rendered legal services to the Company on request. Until the end of September 1999, Kramer Levin provided legal services to Gianni Bulgari in connection with the Settlement Agreement by and among the Company, Mark Hauser, Gianni Bulgari, Howard Chase, Emanuel Arbib and William Spier. Prior to that, Kramer Levin provided advice to Ixion LTD (which was controlled by Gianni Bulgari and Emanuel Arbib), an affiliate of Tamarix Investors LDC, an affiliate of Mark Hauser, Gianni Bulgari, Emanuel Arbib and William Spier.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5, which have been filed with the Securities and Exchange Commission with respect to transactions that occurred in 2001, it appears that all officers and/or directors of the Company complied with their Section 16 reporting requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees


Deloitte & Touche S.p.A. billed the Company Lira 68 million and Lira 116 million, in the aggregate, for professional services rendered by it for each of the fiscal years ended December 31, 2001 and December 31, 2000, respectively, for the audit of the Company's annual financial statements for each of such fiscal years and review of the interim financial statements included in the Company's Form 10-QSB's for each of the quarters of such fiscal years.


Audit-Related Fees


Deloitte & Touche S.p.A. did not render professional services for assurance and related services related to the performance of the audit or review of the Company's financial statements for either of the fiscal years ended December 31, 2001 or December 31, 2000 (other than those covered above under "Audit Fees").


Tax Fees


Deloitte & Touche LLP (US) rendered professional services for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2001 and December 31, 2000 for fees of US$32,500 (actual transaction currency) (Lira 68 million) and US$32,000 (actual transaction currency) (Lire 69 million) respectively, principally for tax compliance.


All Other Fees


Deloitte & Touche S.p.A. did not provide any products or render any professional services (other than those covered above under "Audit Fees," and "Tax Fees") during either of the fiscal years ended December 31, 2001 or December 31, 2000.



Audit of Financial Statements.

Deloitte and Touche S.p.A. were the principal auditors and no work was performed by persons outside of the firm.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   Contained in Item 8 of this Report.

      (2) Contained in Item 8 of this Report.

      (3) Contained in paragraph (c) below.

The Company did not file any Current Reports on Form 8-K during the three-month period ending December 31, 2001.

(c) Exhibits.

Exhibit No.  Description                                                 Page
-----------  ------------                                                ----

3.1 Amendment to Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31,
            1998.

3.2         Amended and Restated Bylaws of the Company (filed as
            Exhibit 3.3 to Registration Statement on Forms S-1,
            Amendment No. 1, file No. 333-21595).

4.3 Warrant Agreement with Warrant Certificate, each dated May 2, 1997, with respect to 1,250,000 shares of Common Stock issued to Centaurus Management LTD (Filed as Exhibits 4.1 and 4.2 to Current report on Form 8-K for Event Dated May 2, 1997).

4.4         Loan Agreement between the Company and Tamarix
            Investors LDC dated October 1, 1998 (filed as Exhibit
            4.1 to November 17, 1998 Current Report on Form 8-K).

4.5         Warrant Agreement dated October 1, 1998 between the
            Company and Centaurus Management LTD (filed as
            Exhibit 4.2 to November 17, 1998 Current Report on
            Form 8-K).

4.6         Warrant Agreement dated October 1, 1998 between the
            Company and Azzurra, Inc. (filed as Exhibit 4.3 to
            November 17, 1998 Current Report on Form 8-K).

4.7         Warrant Agreement dated October 1, 1998 between the
            Company and Ixion, LTD (filed as Exhibit 4.4 to
            November 17, 1998 Current Report on Form 8-K).

10.1        1995 Non-Qualified Stock Option Plan (filed as
            Exhibit A to the Company's Preliminary Proxy
            Statement filed May 24, 1996).

10.2        1995 Director's Plan (filed as Exhibit B to the
            Company's Preliminary Proxy Statement filed May 24,
            1996).

Exhibit No.  Description                                                 Page
-----------  ------------                                                ----

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

31.1        Certification of Mark S. Hauser, Co-CEO of the Company.

31.2        Certification of Emanuel Arbib, Co-CEO of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ROWAN GROUP, INC.


May 25, 2004                                 /s/ Mark S. Hauser
                                             --------------------
                                             Mark S. Hauser
                                             President and Joint Chief
                                             Executive Officer




May 25, 2004                                 /s/ Emanuel Arbib
                                             -----------------------
                                             Emanuel Arbib
                                             Joint Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

May 25, 2004                                 /s/ Emanuel Arbib
                                             -----------------------
                                             Emanuel Arbib, Director

May 25, 2004                                 /s/ Howard E. Chase
                                             --------------------------
                                             Howard E. Chase, Director

May 25, 2004                                 /s/ Mark S. Hauser
                                             -------------------------
                                             Mark S. Hauser, Director

May 25, 2004                                 /s/ Gianni Bulgari
                                             ------------------------
                                             Gianni Bulgari, Director

May 25, 2004                                 /s/ Mark B. Segall
                                             -------------------------
                                             Mark B. Segall, Director

Appendix A to Item 601(c) of Regulation S-K (Article 5 of Regulation S-X) Commercial and Industrial Companies


This schedule contains summary financial information extracted from the unaudited financial statements dated December 31, 2001 and is qualified in its entirety by reference to such financial statements.


Period 12 months
Fiscal Year Ended December 31, 2001
Period Ended December 31, 2001

Item No.          Item Description                                  Amount*
--------          ----------------                                  ------

5-01(1)           Cash and cash items                             9,543,000
5-02(2)           Marketable securities                                   0
5-02(3)(a)(1)     Notes and accounts receivable - trade              12,000
5-02(3)(a)(4)     Notes and accounts receivable - other              12,000
5-02(4)           Allowances for doubtful accounts                        0
5-02(6)           Inventory                                               0
5-02(9)           Total current assets                            9,622,000
5-02(13)          Property, plant and equipment                      79,000
5-02(14)          Accumulated depreciation                           62,000
5-02(18)          Total assets                                    9,792,000
5-02(21)          Total current liabilities                       1,572,000
5-02(22)          Bonds, mortgages and similar debt                       0
5-02(28)          Preferred stock - mandatory redemption                  0
5-02(30)          Preferred stock - non-mandatory redemption              0
5-02(31)          Common stock                                       49,000
5-02(32)          Other stockholders' equity                      2,858,000
5-03(b)(1)(a)     Net sales of tangible products                          0
5-03(b)(1)        Total revenues                                          0
5-03(b)(2)(a)     Cost of tangible goods sold                             0
5-03(b)(2)        Total costs and expenses applicable to sales
                  and revenue                                             0
5-03(b)(3)        Other costs and expenses                        1,935,000
5-03(b)(5)        Provision for doubtful accounts and notes               0
5-03(b)(8)        Interest income/(expense)and amortization
                  of debt discount                                 (29,000)
5-03(b)(10)       Income/(loss)before taxes and other items       (118,000)
5-03(b)(11)       Income tax expense                              (104,000)
5-03(b)(14)       Income/(loss) continuing operations             (170,000)
5-03(b)(15)       Discontinued operations                                 0
5-03(b)(17)       Extraordinary items                                     0
5-03(b)(18)       Cumulative effect - changes in accounting
                  principles                                              0
5-03(b)(19)       Net income or loss                              (170,000)
5-03(b)(20)       Earnings per share - primary                       (0.04)
5-03(b)(20)       Earnings per share - fully diluted                 (0.04)

o U.S. dollar amounts are based on conversion rate of 2,173.9 Italian Lira to the U.S. dollar, which prevailed on December 31, 2001.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 14(a) 1 and 2)


                                                          Page
                                                          ----
          Report of Independent Public Accountants         20
          Consolidated Balance Sheets - Assets             21
          Consolidated Balance Sheets -
          Liabilities and Shareholders' Equity
          (Deficit)                                        22
          Consolidated Statements of Operation             23
          Consolidated Statements of Changes in
          the Shareholders' Equity (Deficit)               25
          Consolidated Statements of Cash Flows            27
          Notes to Consolidated Financial
          Statements                                       29

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.