Form 10-Q
period 2002-03-31
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
             (Exact name of registrant as specified in its charter)

                   Maryland                                    52-0466460
---------------------------------------------             ---------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                            Identification No.)


              299 Park Avenue, 16th Floor, New York, New York 10171
               (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code:  (212) 644-4441

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

                              Yes __  No  X
                                         ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes __  No  X
                                         ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, 4,064,900 shares outstanding as of March 31, 2004.

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX

                                                                            Page

Item 1  Financial Statements.................................................3
        Consolidated Balance Sheets at March 31, 2002 - Assets...............3
        Consolidated Balance Sheets at March 31, 2002 - Liabilities and
        Shareholders' Equity.................................................4
        Consolidated Statements of Operations for the three months to
        March 31, 2002.......................................................5
        Consolidated Statements of Changes in Shareholders' Equity...........6
        Consolidated Statements of Cash Flows................................7
        Notes to Consolidated Financial Statements...........................8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................15

Item 3  Quantitative and Qualitative Disclosures about Market Risk..........17

Item 4  Controls and Procedures.............................................17

PART II OTHER INFORMATION...................................................17

Item 1  Legal Proceedings...................................................17

Item 2  Changes in Securities and Use of Proceeds...........................19

Item 3  Defaults upon Senior Securities.....................................19

Item 4  Submission of Matters to a Vote of Securities Holders...............19

Item 5  Other Information...................................................19

Item 6  Exhibit and Reports on Form 8-K.....................................19

SIGNATURES..................................................................20

Financial Information
Item 1   Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2002 and December 2001

                                                March 31         March 31        Dec. 31
                                                  2002             2002            2001
                                                 US$'000        (euro)'000      (euro)'000
ASSETS
Cash and cash equivalents ..................  $     3,638    (euro) 4,173     (euro) 10,714
Marketable securities, at cost .............            -               -                 -
Receivables.................................            -               -                27

  Trade ....................................            -               -                13
  Other receivables ........................            -               -                14
Prepaid Expenses ...........................            -               -                62

                                               -----------      ----------       ----------
TOTAL CURRENT ASSETS                                3,638           4,173            10,803

                                               -----------      ----------       ----------
Property, plant and equipment...............           15              18                19
    At cost                                            25              29                88
    Less allowances for depreciation                  (10)            (11)              (69)
Other assets                                            -               -                 -
Other receivables ..........................          136             156               172
Restricted cash                                         -               -                 -
...........................................
                                               -----------      ----------       ----------
TOTAL ASSETS                                  $     3,789           4,347      euro) 10,994
                                               ===========      ==========       ==========

Note:.The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2002 and December 2001

                                                March 31           March 31           Dec. 31
                                                  2002               2002              2001
                                                 US$'000          (euro)'000        (euro)'000
LIABILITIES
Accounts payable                                   108                 124                 235
Accrued expenses and other payables                510                 585               1,530

                                                                   -------             -------
TOTAL CURRENT LIABILITIES                          618                 709               1,765

                                                                   -------             -------
Provision for claims                               384                 440                 440
Minority interests                                  66                  76               5,525


SHAREHOLDERS' EQUITY                             2,721               3,122               3,264

Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,                       48                  55                  55
  4,064,900 shares outstanding,
Additional paid-in capital                      48,042              55,114              55,114
Treasury stock, at cost                        (21,571)            (24,746)
Cumulative translation adjustment               (1,961)             (2,250)             (1,550)
Accumulated deficit                            (21,837)            (25,609)

                                               -------             -------             -------

LIABILITIES AND SHAREHOLDERS' EQUITY     $       3,789        (euro) 4,347       (euro) 10,994

                                               =======             =======             =======

Note:.The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended March 31, 2002 and 2001

                                                     March 31            March 31           March 31
                                                       2002                2002               2001
                                                     US$'000            (euro)'000         (euro)'000

Selling, general and administrative
expenses                                                  (324)               (372)               (467)

                                                   -----------         -----------         -----------
Operating loss                                            (324)               (372)               (467)

Interest expense                                            (9)                (10)               (221)
Interest income                                              1                   2                 209
Other (expense)/income, net                                911               1,044                  88
                                                   -----------         -----------         -----------
Gain/(Loss) from continuing
operations  before income taxes and
minority interests                                         579                 664                (391)

Income Taxes                                               (87)               (100)               --
Minority interests                                          (5)                 (6)                (51)
                                                   -----------         -----------         -----------
Net gain/(loss) from continuing
operations                                                 486                 558                (442)
                                                   -----------         -----------         -----------
Net profit/(loss)                                  $       486      (euro)     558     (euro)     (442)
                                                   ===========         ===========         ===========

PROFIT/(LOSS) PER SHARE US$ (euro) (euro)
BASIC
Continuing operations                                     0.11                0.14               (0.11)

                                                   -----------         -----------         -----------
                                                          0.11                0.14               (0.11)
                                                   ===========         ===========         ===========
Weighted average number of common
shares
  outstanding during the period:
Basic                                                4,064,900           4,064,900           4,064,900
                                                   ===========         ===========         ===========
Diluted                                              4,064,900           4,064,900           4,064,900
                                                   ===========         ===========         ===========

                See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Equity March 31, 2002

                                                    Additional           Accumulated other                TOTAL       Comprehensive
                                         Common      paid-in    Treasury      Other        Accumulate  SHAREHOLDERS'     income/
                                                                          Comprehensive
     (euro) thousands                     stock      capital     stock       Income         deficit      EQUITY         (loss)
                                         -------     --------  --------  ----------------  ---------  ------------     ---------


At January 1, 2002          (euro)'000     55        55,115     (24,746)     (1,550)       (25,609)       3,264

Net profit/(loss)                           -          -            -           -             558          558           558
Translation adjustment                      -          -            -         (700)            -          (700)         (700)
Vesting of shares subject
to forfeit                                  -                       -           -              -            -             -

                                        ---------- -----------  ---------- ------------  -------------- ------------- -------------

At March 31, 2002           (euro)'000     55        55,115     (24,746)     (2,250)       (25,051)       3,122         (142)


At March 31, 2002                $'000     48        48,042     (21,570)     (1,961)       (21,837)       2,721         (124)

                                        ========== ===========  ========== ============  ============= ============== =============


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


                See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
March 31, 2002 and 2001


                                                  March 31     March 31        March 31
                                                    2002         2002            2001
                                                  US$'000     (euro)'000      (euro)'000

Net gain/(loss) from continuing operations .         486          558           (442)

Adjustments to reconcile net loss to net
 cash (used)/provided by continuing
operations:

Depreciation and amortization ..............           2            2              8
Amortization of debt charges                           -            -             60
(Gain)/Loss on disposals of subsidiaries          (1,298)      (1,489)
Minority interests                                     5            6             50
Write off of investment                            1,035        1,188
Other operating activities .................           6            7            (41)

Changes in operating assets and liabilities:
Trade and other receivables ................          34           40            (99)
Prepaid expenses ...........................          40           47             21
Accounts payable and accrued expenses ......        (126)        (144)        (1,657)
                                               -----------  -----------   -----------
Net cash (used)/provided by operating
activities .................................         187          215         (2,100)
                                               -----------  -----------   -----------
Investing activities:
Net (increase)/decrease in investments .....                                   2,100
Purchase of minorities in OAM                           -            -        (2,661)
Purchase of minority interest in Bion, net
of cash                                           (8,319)      (9,543)              -
Proceeds from disposal of subsidiaries, net
of cash                                            5,652        6,484               -
Proceeds from disposal of other assets,net            (3)          (4)              -
                                               -----------  -----------   -----------
Net cash (used)/provided by investing
activities .................................      (2,670)      (3,063)          (561)
                                               -----------  -----------   -----------
(Decrease)/increase in cash from continuing
operations .................................      (2,483)      (2,848)        (2,661)

Exchange movement on opening cash ..........      (3,218)      (3,693)           264

Cash, beginning of period ..................        9,339       10,714         6,578
                                               -----------  -----------   -----------
Cash, end of period ........................  $     3,638  (euro)4,173  (euro) 4,181
                                               ===========  ===========   ===========

                See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2002


NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2001 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements through the date of the disposal of the Company's operations were shown in Euro ("(euro)") because all of the Company's material operating entities were based in and operated entirely in Italy. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of the net proceeds from the disposals of Euro-denominated cash and cash-equivalents, and then moved these amounts to US$-denominated bank accounts. Accordingly, the consolidated financial statements at March 31, 2002 continue to be shown in Euro. The translation of Euro amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 0.87 to (euro)1, the approximate exchange rate at March 31, 2002. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".

NOTE 2 - DISCONTINUED OPERATIONS

Discontinued Motorcycle Operations

Sale of motorcycle operations

On September 7, 2000, Moto Guzzi Corporation ("Moto Guzzi"), a 62.7% owned subsidiary, closed the sale of all its operating subsidiaries to Aprilia S.p.A. ("Aprilia"). On August 11, 2000, at a special meeting of stockholders, Moto Guzzi's stockholders approved the sale of the operating subsidiaries and changed the corporate name from Moto Guzzi to Centerpoint Corporation("Centerpoint"). This was approved by over two-thirds of the Company's Class A Common Stock Stockholders.

Proceeds from the sale were (euro) 42,129,000. The Share Purchase Agreement required the Company to place (euro) 4,841,000 of the total proceeds into escrow in case of any breach of representations and warranties claims by Aprilia. Funds from the escrow account were to be released to Centerpoint in two payments, (euro) 3,615,000 was to be released on September 8, 2001 and up to (euro) 1,226,000 to be released on September 8, 2007. Aprilia undertook to evaluate, on a best efforts basis, an earlier resolution of the escrow accounts. See Note 4, "Subsequent Events" for a discussion of subsequent claims made by

Aprilia against the escrow accounts, release of escrow funds to Aprilia and settlement of such matters in 2003.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2002

NOTE 2 - DISCONTINUED OPERATIONS - continued

SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of Intermediazione Mobiliare IMI S.p.A. ("IMI")) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI
(euro)5,888 thousand , in respect of fees and expenses claimed to be due to IMI, paid (euro) 261 thousand to Studio Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of (euro) 31,139,000 to Centerpoint.
Since early July 2000, the Company has disputed IMI's interpretation of the calculation of the fee due to them based on their engagement letter. See Note 4, "Subsequent Events" for further discussion regarding disputed fees.

Discontinued steel tube operations

The Company disposed of L.I.T.A. S.p.A. ("LITA") for (euro) 1,275 thousand in July 2000 for a consideration of (euro)759,000. The Company also provided a bank guarantee for (euro) 516,000 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee. The Company settled (euro) 85 thousand of claims by the purchaser in 2001 and recognized this expense in the consolidated statements of operations.

NOTE 3 - PURCHASE OF MINORITY INTERESTS IN OAM SUBSIDIARY

On 1 March 2001, the Company purchased minority interests of 15.65% in its OAM subsidiary from DaimlerChrysler for US$ 2.5 million (actual transaction currency), equivalent to (euro) 2,661,000 at the effective accounting date for this transaction of 1 January 2001. The fair value of the assets acquired was
(euro) 4,173,000. The resulting negative goodwill of (euro) 1,512,000 was applied to write down non-current assets of OAM: tax receivables were written down by (euro) 985,000, restricted investment (related to the sale of Lita, see
Note 2 above) by (euro) 516,000 and tangible fixed assets by (euro) 11,000.

NOTE 4 -BION TRANSACTION

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2002

NOTE 4 - BION TRANSACTION - continued

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

NOTE 5 - THE CENTERPOINT LOAN

Centerpoint Loan; Early payoff of the Company's 5% Convertible Debentures

The 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 (actual transaction currency) were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into a loan agreement (the "Centerpoint Loan Agreement") wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company US$ 4,200,000 (actual transaction currency) (the "Centerpoint Loan"). On June 13, 2001 Centerpoint made the Centerpoint Loan and the Company issued Centerpoint the Company's Promissory Note. On June 15, 2001 the

Company paid the holders of US$ 6,000,000 (actual transaction currency) of the Debentures US$ 4,207,500 (actual transaction currency) in cash, which the Debenture holders accepted as payment in full (including past due interest). This was approximately a 29.3% discount from their face value, and a

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2002

NOTE 5 - THE CENTERPOINT LOAN (continued)

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

NOTE 6 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS

Wilson Litigation: Settlement of Wilson litigation

In January, 2002, the judge in the Company's litigation against Travelers Insurance Company ("Travelers") arising out of the Wilson litigation determined that Travelers was liable to the Company for US$ 1,000,000 (actual transaction currency), plus the Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July, 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of US$ 1,822,979 (actual transaction currency). Travelers appealed the judgment and, in December 2003, the parties entered into a settlement agreement which provided among other things for the payment of $1,450,000 (actual transaction currency) to the Company by Travelers, which amount was paid in December 2003.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2002

NOTE 6 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

Dispute with IMI concerning its fees

On February 11, 2002 Centerpoint brought a suit against IMI before the Civil Section of the Court of Milan, Italy seeking reimbursement of (euro) 4,527 thousand (approximately $4,253,000) of the (euro) 5,888,000 ($5,532,000)
paid to IMI at the closing. At the first hearing with respect to the claims, on July 2, 2002, IMI's legal counsel filed a Defense Pleading requesting among other things, the rejection of the claims, and the joining of the Company as a party to the litigation. A hearing with respect to the case was held on November 15, 2002, at which time the judge determined that the parties were not amenable to settling the litigation. A further hearing was held on February 6, 2003, at which time the judge fixed May 2, 2003 as the deadline for each party to file a pleading summarizing the such party's requests for evidences, set June 2, 2003 as the date for each party to respond to the other party's pleading, and set

October 14, 2003 as the trial date for a decision on the case. On October 14,2003, the judge fixed a further hearing for March 2004, requesting again that the parties consider settlement between them of the dispute.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

Pursuant to the terms, and subject to the conditions, of the Share Purchase Agreement and the Escrow Agreement relating to the sale of Moto Guzzi's operating subsidiaries, (euro) 4,842,000 of the proceeds of the sale were placed into escrow.

By letter dated December 21, 2000, legal counsel for Aprilia asserted various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share (the "Alleged Claims"). On July 13, 2001 Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the Alleged Claims.

By letter dated July 13, 2001 Aprilia requested that IMI, the escrow agent under the Escrow Agreement, pay them (euro) 3,931,000 in respect of the Alleged Claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of each of the Alleged Claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid (euro) 3,931,000 from the escrow account to Aprilia in respect of the Alleged Claims. Pursuant to the Share Purchase Agreement and Escrow Agreement, each of which provides that disputes among the parties be arbitrated, the Company filed with the International Arbitration Court of the International Chamber of Commerce a Request for Arbitration in Accordance with Article 4 of the ICC Rules of Arbitration relating to the Alleged Claims and the payment by IMI. Subsequent to the Company's filing, a committee was formed in Milan, Italy to hear the case on 16 November 2001. The company requested restitution of the (euro) 3,931,000 (approximately US$ 3,692,000) paid to Aprilia, plus interest and costs.

In October 2003, following indications by the Arbitration committee of their considerations regarding the claims, Centerpoint and Aprilia entered into agreement to settle the matter with Aprilia paying (euro) 1,420,000 to Centerpoint, of which (euro) 207,000 was designated to cover legal fees. Under the terms of the Bion agreement, below, OAM has the right to 65% of the net proceeds of this settlement

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2002

NOTE 6 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

The residual balance of approximately (euro) 516 thousand remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any after eventual successful claims by Aprilia, will be released in September 2007. The Company is entitled to 65% of amounts eventually released.

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

On January 14, 2004, Bion filed a Certification and Notice of Termination of Registration with the SEC, and as a result is no longer a publicly held Company.

In January 2004 Centerpoint distributed all Bion shares owned by it pro-rata to the holders of it's Common Stock. As a result, the Company received 44,240 Bion shares, which are deemed to be of no value.

Release of LITA S.p.A. Guarantee

On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. In connection with this release, the Company paid (euro) 30,000 in 2004 and will record a gain of (euro)486,000 in the first quarter of 2004.

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

The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict, presumably within 80 days. It is management's opinion that the risk of a negative judgement is low and the potential liability remote.

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

Three months ended  March 31, 2002 compared to three months ended March 31, 2001
--------------------------------------------------------------------------------

Selling, general and administrative expenses of (euro) 372 thousand were 20.4% lower than the same period of last year.

Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

Other income of (euro) 1,044 thousand includes the gain on the sale of Centerpoint of (euro)1,489 thousand and the cost of the write off of 140,000 Centerpoint shares.

Interest expense in the 3 months to 31 March 2002 was (euro)10 thousand compared to (euro)221 thousand in 2001.

Interest income in 2002 amounted to (euro) 2 thousand whereas this was (euro)209 thousand in 2001.

As a result of the above items, in the quarter ended March 31, 2002 a gain from continuing operations before taxes and minority interests of (euro)664 thousand was recorded.

The Company recorded a net profit of (euro) 558 thousand in the three months to March 31, 2002 compared to a net loss of (euro) 442 thousand in the corresponding period of 2001.

Liquidity and Capital Resources

Significant cash activities in the three months ended March 31, 2002

The disposals of Moto Guzzi and LITA generated sufficient cash for the Company to maintain operations which, following the disposal, related only to corporate costs in winding down the companies activities and legal fees related to various litigation described in Note 6.

Negative cashflows from investing activities principally arise from the Bion transaction, as described in Note 4, net of the sale of Centerpoint.

In January 2002, OAM entered into agreements with Bion as described in Note 4. The substantial effect of the transactions with Bion was that the Company disposed of its controlling interest in Centerpoint.

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

Future liquidity needs

As of March 31, 2004, the Company has approximately (euro) 4.1 million (US$ 5.1 million at exchange rates prevailing in February 2004) in cash and marketable securities. Management believes such amounts to be sufficient to fund the Company's activities which principally reflect litigation which the Company has commenced against IMI (see Note 5) and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In addition, the Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, D & O Insurance, and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

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

Item 3    Quantitative and Qualitative Disclosures about Market Risk

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

Item 4    Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Based on its evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, its Co-Chief Executive Officers have concluded that its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II     OTHER INFORMATION

Item 1      Legal Proceedings

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

      Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

      Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of the Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid (euro) 3,931 thousand from the escrow account (see Note 2) to Aprilia in respect of the Alleged
Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and Aprilia, in October 2003, entered into agreement to settle the matter with Aprilia paying (euro) 1,420,000 including (euro) 207,000 of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

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

Item 2      Changes in Securities and Use of Proceeds

      None.

Item 3      Defaults upon Senior Securities

      None.

Item 4      Submission of Matters to a Vote of Securities Holders

      None.

Item 5      Other Information

      None.

Item 6   Exhibit and Reports on Form 8-K

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


                                          TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004                 By: /s/ Mark S. Hauser
                                        ----------------------------
                                        Mark S. Hauser
                                        President/Joint Chief Executive Officer





Dated: May 25, 2004                 By: /s/ Emanuel M Arbib
                                        ---------------------------
                                        Emanuel M. Arbib,
                                        Joint Chief Executive Officer

                 Appendix A to Item 601(c) of Regulation S-K
                        (Article 5 of Regulation S-X)
                     Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, March 31, 2002 and is qualified in its entirety by reference to such financial statements.

Item No.             Item Description                                                  Amount*
                                                                                         US$
5-01(1)              Cash and cash items                                             3,638,000
5-02(2)              Marketable securities                                                   0
5-02(3)(a)(1)        Notes and accounts receivable - trade                                   0
5-02(3)(a)(4)        Notes and accounts receivable -                                         0
5-02(4)              Allowances for doubtful accounts                                        0
5-02(6)              Inventory                                                               0
5-02(9)              Total current assets                                            3,638,000
5-02(13)             Property, plant and equipment                                      25,000
5-02(14)             Accumulated depreciation                                         (10,000)
5-02(18)             Total assets                                                    3,789,000
5-02(21)             Total current liabilities                                         618,000
5-02(22)             Bonds, mortgages and similar debt                                       0
5-02(28)             Preferred stock - mandatory redemption                                  0
5-02(29)             Preferred stock - non-mandatory redemption        0
5-02(31)             Common stock                                                       48,000
5-02(32)             Other stockholders equity                                       2,673,000
5-03(b)(1)(a)        Net sales of tangible products                                          0
5-03(b)(1)           Total revenues                                                          0
5-03(b)(2)(a)        Cost of tangible goods sold   0
5-03(b)(2)           Total costs and expenses applicable to sales and revenue          324,000
5-03(b)(3)           Other income/(expense)                                            911,000
5-03(b)(5)           Provision for doubtful accounts and notes                               0
5-03(b)(8)           Interest and amortization of debt discount        0
5-03(b)(10)          Income before taxes and other items                               579,000
5-03(b)(11)          Income tax expense                                                 87,000
5-03(b)(14)          Income/loss continuing operations                                 486,000
5-03(b)(15)          Discontinued operations                                                 0
5-03(b)(17)          Extraordinary items                                                     0
5-03(b)(18)          Cumulative effect - changes in accounting principles                    0
5-03(b)(19)          Net income or loss                                                486,000
5-03(b)(20)          Earnings per share - primary                                          0.11
5-03(b)(20)          Earnings per share - fully diluted                                    0.11

    * Dollar amounts are based on conversion rate of U.S.$0.8718 = (euro)1 which prevailed on March 31, 2002.