Form 10-Q
period 2002-06-30
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2002

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                       52-0466460
--------------------------------                -----------------------------
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

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX


                                                                           Page

  Part I   Financial Information..............................................3

  Item 1   Financial Statements...............................................3
           Consolidated Balance Sheets at June 30,2002 - Assets...............3
           Consolidated Balance Sheets at June 30,2002 - Liabilities and
           Shareholders' Equity...............................................4
           Consolidated  Statements of Operations for the three months to June
           30, 2002...........................................................5
           Consolidated  Statements of  Operations  for the six months to June
           30, 2002...........................................................6
           Consolidated Statements of Changes in Shareholders' Equity.........7
           Consolidated Statements of Cash Flows..............................8
           Notes to Consolidated Financial Statements.........................9

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................16

Item 3     Quantitative and Qualitative Disclosures About Market Risk........18

Item 4     Controls and Procedures...........................................18

PART II-- OTHER INFORMATION..................................................18

Item 1     Legal Proceedings.................................................18

Item 2     Changes in Securities, Use Of Proceeds and Issuer
           Purchases of Equity Securities....................................20

Item 3     Defaults Upon Senior Securities...................................20
..
Item 4     Submission of Matters to a Vote of Securities Holders.............20

Item 5     Other Information.................................................20

Item 6     Exhibits and Reports On Form 8-K..................................20

Signatures ..................................................................21

Part I   Financial Information

Item 1   Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2002 and December 31, 2001


                                            June 30      June 30       Dec. 31
                                              2002        2002           2001
                                            US$'000    (euro)'000     (euro)'000
ASSETS
Cash.................................... $     4,084 (euro) 4,138  (euro)10,714
Receivables.............................          37           38            27
  Trade ................................          28           29            13
  Other receivables ....................           9            9            14
Prepaid Expenses .......................           6            6            62

                                          -----------  -----------    ----------

TOTAL CURRENT ASSETS                           4,127        4,182        10,803

                                          -----------  -----------    ----------
Property, plant and equipment...........          18           18            19
    At cost                                       30           29            88
    Less allowances for depreciation             (12)         (11)          (69)
Other receivables ......................         175          177           172
                                          -----------  -----------    ----------
TOTAL ASSETS                             $     4,320  (euro)4,377  (euro)10,994
                                          ===========  ===========  ============

Note: The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2002 and December 31, 2001

                                               June 30     June 30     Dec. 31
                                                 2002        2002        2001
                                               US$'000    (euro)'000  (euro)'000
LIABILITIES
Accounts payable .........................        263          266          235
Accrued expenses and other payables ......        717          726        1,530

                                            ------------  ---------    --------
TOTAL CURRENT LIABILITIES                         979          992        1,765

                                            ------------  ---------    --------
Provision for claims .....................        434          440          440
Minority interests .......................         75           76        5,525
SHAREHOLDERS' EQUITY......................      2,832        2,869        3,264
Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,064,900 shares outstanding, ..........         54           55           55
Additional paid-in capital ...............     54,402       55,114       55,114
Treasury stock, at cost ..................    (24,426)     (24,746)     (24,746)
Cumulative translation adjustment ........     (2,237)      (2,266)      (1,550)
Accumulated deficit ......................    (24,961)     (25,288)     (25,609)
                                           ------------   ---------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY      $     4,320  (euro)4,377 (euro)10,994
                                           ============  ==========    ========

Note: The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                  See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended June 30, 2002 and 2001

                                             June 30        June 30        June 30
                                               2002          2002            2001
                                             US$'000      (euro)'000      (euro)'000
Selling, general and administrative
expenses .............................. $      (306)  (euro)   (311)  (euro)  (578)
                                         ------------  --------------  -------------
Operating loss ........................        (306)           (311)          (578)
Interest expense ......................         (10)            (10)          (105)
Interest income .......................            -               -           132
Other (expense)/income, net ...........          83              84          2,258
                                         ------------  --------------  -------------

Gain/(Loss) before income taxes and
minority interests.....................        (233)           (237)         1,707
Income taxes  .........................                            -           100
Minority interests  ...................            -               -            (7)
                                         ------------  --------------  -------------

Net profit/(loss)...................... $      (233)   (euro)  (237)  (euro) 1,600
                                         ============  ==============  =============

PROFIT/(LOSS) PER SHARE                         US$           (euro)         (euro)
BASIC
                                              (0.06)          (0.06)          0.39
                                         ------------  --------------  -------------
                                        $     (0.06)   (euro) (0.06)  (euro)  0.39
                                         ============  ==============  =============
Weighted average number of shares
  Outstanding during the period:
Basic .................................    4,064,900       4,064,900     4,064,900
                                         ============  ==============  =============
Fully diluted .........................    4,064,900       4,064,900     4,064,900
                                         ============  ==============  =============

               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
6 Months ended June 30, 2002 and 2001

                                         June 30       June 30       June 30
                                           2002         2002           2001
                                         US$'000     (euro)'000     (euro)'000

Selling, general and administrative
expenses ..............................$    (674)  (euro) (683)  (euro)(1,045)
                                        ----------    ----------   -----------
Operating loss ........................     (674)         (683)        (1,045)
Interest expense ......................      (20)          (20)          (326)
Interest income .......................         1            2            341
Other income/(expense), net ...........     1,114        1,128          2,346
                                        ----------    ----------   -----------
Gain/(Loss) from before income taxes and
 minority interests....................       421          427          1,316
Income taxes  .........................       (98)        (100)          (100)
Minority interests  ...................        (6)          (6)           (58)
                                        ----------   ----------    -----------

Net profit ............................$      317  (euro)  321   (euro) 1,158
                                        ==========   ==========    ===========

PROFIT/(LOSS) PER SHARE                       US$       (euro)         (euro)
BASIC
                                             0.08         0.08           0.28
                                        ----------   ----------    -----------
                                       $     0.08  (euro) 0.08   (euro)  0.28
                                        ==========   ==========    ===========
Weighted average number of shares
  outstanding during the period:
Basic ................................. 4,064,900    4,064,900      4,064,900
                                        ==========   ==========    ===========
Fully diluted ......................... 4,064,900    4,064,900      4,064,900
                                        ==========   ==========    ===========

               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Equity
June 30, 2002

                                                   Additional           Accumulated other                TOTAL       Comprehensive
                                        Common      paid-in    Treasury      Other        Accumulate  SHAREHOLDERS'     income/
                                                                         Comprehensive
         Lire million                   stock       capital     stock       Income         deficit       EQUITY         (loss)
                                       --------    ---------   --------- --------------- ------------ -------------  -------------
At January 1, 2002        (euro)'000       55       55,114      (24,746)     (1,550)      (25,609)         3,264

Net profit/(loss)                        -            -           -             -             558            558          558
Translation adjustment                   -            -           -            (700)         -              (700)        (700
Vesting of shares subject to             -            -           -             -            -              -            -
forfeit                                -------     --------     -------      --------     ---------     ----------    ---------

At March 31, 2002         (euro)'000       55       55,114      (24,746)     (2,250)      (25,051)         3,122         (142)

Net profit/(loss)                        -            -           -             -            (237)          (237)        (237)
Translation adjustment                   -            -           -             (16)         -               (16)         (16)
Vesting of shares subject to             -            -           -             -            -              -            -
forfeit                                -------     --------     -------      --------     ---------     ----------    ---------

At June 30, 2002          (euro)'000       55       55,114      (24,746)     (2,266)      (25,288)         2,869         (253)

At June 30, 2002               $'000       54       54,402      (24,426)     (2,237)      (24,961)         2,832         (250)
                                       =======     ========     =======      ========     =========     ==========    =========


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
June 30, 2002 and 2001

                                                    June 30        June 30      June 30
                                                     2002            2002         2001
                                                    US$'000       (euro)'000   (euro)'000

Net loss                                              317             321          1,158

Adjustments to reconcile net loss to net cash:

Depreciation and amortization                           4               4             16
Amortization of debt charges                         --              --              104
Minority interests                                      6               6             58
(Gain)/Loss on disposals of subsidiaries           (1,470)         (1,489)
Write off of investments                            1,172           1,188
Other operating activities                              5               5            (42)

Changes in operating assets and liabilities:
Trade and other receivables                            83              84           (112)
Prepaid expenses                                       55              56             36
Payment of settlement                                                             (1,145)
Decrease in provisions                                                            (1,274)
Accounts payable and accrued expenses                 137             139         (1,811)
                                                 ---------        --------       --------

Net cash                                              310             314         (3,012)
                                                 ---------        --------       --------
Investing activities:
Net (increase)/decrease in investments                                            16,622
Purchase of minorities in OAM                        --              --           (2,661)
Purchase of minority interest in Bion, net         (9,418)         (9,543)          --
of cash
Proceeds from disposal of subsidiaries, net         6,399           6,484           --
of cash
Proceeds from disposal of other assets,net             (4)             (4)          --
                                                 ---------        --------       --------

Net cash (used)/provided by investing
activities                                         (3,023)         (3,063)        13,961
                                                 ---------        --------       --------
Financing activities
Principal payments of long-term debt                 --              --           (5,006)
                                                 ---------        --------       --------
Net cash provided/(used) by financing
activities                                              0               0         (5,006)
                                                 ---------        --------       --------

(Decrease)/increase in cash from continuing
operations                                         (2,713)         (2,749)         5,943

Exchange movement on opening cash                  (3,779)         (3,827)           413

Cash, beginning of period                          10,576          10,714          6,578
                                                 ---------        --------       --------
Cash, end of period                              $  4,084   (euro)  4,138  (euro) 12,934
                                                 =========        ========       ========

               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2002

NOTE 1 - BASIS OF PRESENTATION

            The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2001 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

            The consolidated financial statements through the date of the disposal of the Company's operations were shown in Euro ("(euro)") because all of the Company's material operating subsidiaries were based in and operated entirely in Italy. Thereafter, from January 1, 2002 the reporting currency of the Company was changed to Euro. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of its assets to Euro-denominated cash, and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts in the financial statements is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 0.98 to (euro)1, the approximate exchange rate at June 30, 2002. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2002


NOTE 2 - DISCONTINUED OPERATIONS - continued
            SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of Intermediazione Mobiliare IMI S.p.A. ("IMI")) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid

            IMI (euro) 5,888,000, in respect of fees and expenses claimed to be due to IMI, paid (euro) 261,000 to Studio Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of (euro) 31,139,000 to Centerpoint. Since early July 2000, the Company has disputed IMI's interpretation of the calculation of the fee due to them based on their engagement letter. See Note 6, "Subsequent Events" for further discussion regarding disputed fees.

Discontinued steel tube operations

            The Company disposed of L.I.T.A. S.p.A. ("LITA") for (euro) 1,275,000 in July 2000 for a consideration of (euro)759,000. The Company also provided a bank guarantee for (euro) 516,000 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee. The Company settled (euro) 85,000 of claims by the purchaser in 2001 and recognized this expense in the consolidated statements of operations.

NOTE 3- PURCHASE OF MINORITY INTERESTS IN OAM SUBSIDIARY

            On 1 March 2001, the Company purchased minority interests of 15.65% in its OAM subsidiary from DaimlerChrysler for US$2.5 million (actual transaction currency), equivalent to (euro) 2,661,000 at the effective accounting date for this transaction of 1 January 2001. The fair value of the assets acquired was (euro) 4,173,000. The resulting negative goodwill of
(euro) 1,512,000 was applied to write down non-current assets of OAM: tax receivables were written down by (euro) 985,000, restricted cash (related to the sale of Lita, see Note 2 above) by (euro) 516,000 and tangible fixed assets by (euro) 11 thousand.

NOTE 4 - BION TRANSACTION

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2002

NOTE 4 - BION TRANSACTION - (continued)

            On January 15, 2002, Centerpoint closed the transaction with Bion by purchasing 19,000,000 shares of restricted stock of Bion in exchange for approximately US$8.5 (actual transaction currency) million in cash (substantially all of Centerpoint's cash), the US$4.2 million (actual transaction currency) Centerpoint loan to TRG (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of Moto Guzzi to Aprilia and claims against IMI.

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

NOTE 5 - SETTLEMENT OF RAWLINGS LITIGATION

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

Notes to Financial Statements June 30, 2002

NOTE 6 - CENTERPOINT LOAN

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

NOTE 7 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS

Wilson Litigation: Settlement of Wilson litigation

            In January, 2002, the judge in the Company's litigation against Travelers Insurance Company ("Travelers") arising out of the Wilson litigation determined that Travelers was liable to the Company for US$ 1,000,000 (actual transaction currency), plus the Company's legal fees in connection with the litigation, less a reasonable premium. Traveler's subsequently challenged the reasonableness of the legal fees and the judge requested explanatory submissions from both Travelers and the Company. In July, 2002 the judge ruled that the fees were reasonable, but that certain duplications should be eliminated. In September 2002 the court rendered a judgment in favor of the Company against Travelers in the amount of US$ 1,822,000 (actual transaction currency). Travelers appealed the judgment and, in December 2003,the parties entered into a settlement agreement which provided among other things for the payment of $1,450,000 (actual transaction currency) to the Company by Travelers, which amount was paid in December 2003.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2002

NOTE 7 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

            Dispute with IMI concerning its fees

            IMI, Centerpoint's investment adviser in connection with the sale of Moto Guzzi, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of Centerpoint, IMI was paid (euro) 5,888 thousand, for fees and expenses claimed by IMI under its engagement letter with the Company and OAM.

            IMI also paid Studio Carnelutti, Centerpoint's Italian legal counsel, (euro) 261 thousand with the remaining proceeds of (euro) 31,139 paid to Centerpoint. Since early July 2000, the Company and Centerpoint have disputed IMI's interpretation of the calculation of the fee under its engagement letter. On February 11, 2002 Centerpoint brought a suit against IMI before the Civil Section of the Court of Milan, Italy seeking reimbursement of (euro) 4,527 thousand (approximately $4,253,000) of the (euro) 5,888 thousand ($5,532,000) paid to IMI at the closing. At the first hearing with respect to the claims, on July 2, 2002, IMI's legal counsel filed a Defense Pleading requesting among other things, the rejection of the claims, and the joining of the Company as a party to the litigation. A hearing with respect to the case was held on November 15, 2002, at which time the judge determined that the parties were not amenable to settling the litigation. A further hearing was held on February 6, 2003, at which time the judge fixed May 2, 2003 as the deadline for each party to file a pleading summarizing the such party's requests for evidences, set June 2, 2003 as the date for each party to respond to the other party's pleading, and set October 14, 2003 as the trial date for a decision on the case. On October 14,2003, the judge fixed a further hearing for March 2004, requesting again that the parties consider settlement between them of the dispute.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2002

NOTE 7 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

            In October 2003, following indications by the Arbitration committee of their considerations regarding the claims, Centerpoint and Aprilia entered into agreement to settle the matter with Aprilia paying (euro) 1,420,256 to Centerpoint, of which (euro) 206,583 was designated to cover legal fees. Under the terms of the Bion agreement, below, OAM has the right to 65% of the net proceeds of this settlement

            The residual balance of approximately (euro) 516 thousand remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any after eventual successful claims by Aprilia, will be released in September 2007. The Company is entitled to 65% of amounts eventually released.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2002

NOTE 7 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Three months ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

            Selling, general and administrative expenses of (euro) 311 thousand were 46.2% lower than the same period of last year.

            Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

            Other income of (euro) 2,209,000 reflected in the second quarter of 2001 represents the gain realized when, on June 15, 2001 the company paid the holders of the US$ 6,000,000 (actual transaction currency) Debentures the amount of US$ 4,207,500 (actual transaction currency) in cash, which was accepted as payment in full (including past due interest). In July 2001, Emanuel Arbib, the holder of the remaining US$ 250,000 (actual transaction currency) Debentures, also accepted US$ 218,750 (actual transaction currency) as payment in full.

            As a result of the above items the second quarter ending 30 June 2002 reflected a net loss of (euro) 237,000 compared to a net profit of
(euro) 1,600,000 for the second quarter of 2001.

Six months ended June 30, 2002 compared to six  months  ended June  30, 2001
----------------------------------------------------------------------------

            Selling, general and administrative expenses of (euro) 683 thousand were 34.7% lower than the same period of last year.

            Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

            In 2002, other income of (euro) 1,128,000 includes the gain on the sale of Centerpoint of (euro)1,489,000 and the cost of the write off of 140,000 Centerpoint shares.

            Other income of (euro) 2,346 thousand reflected in the second quarter of 2001 represents the gain realized when, on June 15, 2001 the company paid the holders of the US$ 6,000,000 (actual transaction currency) Debentures the amount of US$ 4,207,500 (actual transaction currency) in cash, which was accepted as payment in full (including past due interest). In July 2001, Emanuel Arbib, the holder of the remaining US$ 250,000 (actual transaction currency) Debentures, also accepted US$ 218,750 (actual transaction currency) as payment in full.

            Interest expense in the 6 months to June 30, 2002 was (euro)20 thousand compared to (euro)326,000 in 2001.

            Interest income in 2002 amounted to (euro) 2,000 whereas this was (euro)341,000 in 2001.

            As a result of the above items, in the six months ended June 31, 2002 a profit from continuing operations before taxes and minority interests of
(euro) 427,000 was recorded.

            The Company recorded a net profit of (euro) 321,000 in the six months to June 31, 2002 compared to a net profit of (euro) 1,158,000 in the corresponding period of 2001.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Liquidity and Capital Resources

Significant cash activities in the six months ended June 30, 2002

            The disposals of Moto Guzzi and LITA generated sufficient cash for the Company to maintain operations which, following the disposal, related only to corporate costs in winding down the companies activities and legal fees related to various litigation described in Note 7.

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

Future liquidity needs

            As of March 31, 2004, the Company has approximately (euro) 4.1 million (US$ 5.0 million at exchange rates prevailing in February 2004) in cash and marketable securities. Management believes such amounts to be sufficient to fund the Company's activities which principally reflect litigation which the Company has commenced against IMI (see Note 7) and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In addition, the Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, Director & Officer ("D&O") Insurance, and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

            Following a non-binding letter of intent dated December 30, 2003 between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company entered into an agreement in principal, pursuant to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and electronic market and has a majority of its operating subsidiaries located in China.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

            The fair value of cash and cash equivalents approximates its carrying value.

            Since, at March 31, 2004, 86% of the Company's cash is held in U.S. Dollars and the functional currency is Euro, the Company is subject to exchange rate fluctuations.

            Fluctuations in the exchange rates between the Euro and the U.S. dollar affect the Euro equivalents of the Company's reported revenues and earnings. The Company, which no longer has any operations, believes that its exposure to foreign currency exchange rate risk is not material and does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

            The Company and its subsidiaries are or were or were involved in the following litigation:

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

      Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

      Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of the Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid (euro) 3,931,000 from the escrow account (see Note 2) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and Aprilia, in October 2003, entered into agreement to settle the matter with Aprilia paying (euro) 1,420,000 including (euro) 207,000 of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

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

      CDS S.r.l.

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


                                          TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004                By:
                                       /s/ Mark S. Hauser
                                       ---------------------------------------
                                       Mark S. Hauser
                                       President/ Joint Chief Executive Officer





Dated: May 25, 2004                By:
                                       /s/ Emanuel M. Arbib
                                       -------------------------------
                                       Emanuel M. Arbib,
                                       Joint Chief Executive Officer

                  Appendix A to Item 601(c) of Regulation S-K
                         (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, June 30, 2002 and is qualified in its entirety by reference to such financial statements.

Item No.           Item Description                                          Amount*
                                                                               US$
5-01(1)            Cash and cash items                                     4,084,000
5-02(2)            Marketable securities                                           0
5-02(3)(a)(1)      Notes and accounts receivable - trade                      28,000
5-02(3)(a)(4)      Notes and accounts receivable -                             9,000
5-02(4)            Allowances for doubtful accounts                                0
5-02(6)            Inventory                                                       0
5-02(9)            Total current assets                                    4,127,000
5-02(13)           Property, plant and equipment                              30,000
5-02(14)           Accumulated depreciation                                 (12,000)
5-02(18)           Total assets                                            4,320,000
5-02(21)           Total current liabilities                                 979,000
5-02(22)           Bonds, mortgages and similar debt                               0
5-02(28)           Preferred stock - mandatory redemption                          0
5-02(29)           Preferred stock - non-mandatory redemption                      0
5-02(31)           Common stock                                               54,000
5-02(32)           Other stockholders' equity                              2,778,000
5-03(b)(1)(a)      Net sales of tangible products                                  0
5-03(b)(1)         Total revenues                                                  0
5-03(b)(2)(a)      Cost of tangible goods sold                                     0
5-03(b)(2)         Total costs and expenses                                  674,000
5-03(b)(3)         Other income/(expenses)                                 1,114,000
5-03(b)(5)         Provision for doubtful accounts and notes                       0
5-03(b)(8)         Interest and amortization of debt discount                      0
5-03(b)(10)        Income before taxes and other items                       421,000
5-03(b)(11)        Income tax expense                                        98,000
5-03(b)(14)        Income/(loss) continuing operations                       317,000
5-03(b)(15)        Discontinued operations                                         0
5-03(b)(17)        Extraordinary items                                             0
5-03(b)(18)        Cumulative effect - changes in accounting principles            0
5-03(b)(19)        Net income or (loss)                                      317,000
5-03(b)(20)        Earnings per share - primary                                 0.08
5-03(b)(20)        Earnings per share - fully diluted                           0.08


       * Dollar amounts are based on conversion rate of U.S.$ 0.9871= (euro)1 which prevailed on June 30, 2002.