Form 10-Q
period 2002-09-30
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                         52-0466460
 ---------------------------------                       --------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

              299 Park Avenue, 16th Floor, New York, New York 10171
               (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code:  (212) 644-4441

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

                          TRIDENT ROWAN GROUP, INC.
                                    INDEX


                                                                           Page
                                                                           ----

  Part I Financial Information...............................................3

  Item 1 Financial Statements................................................3
         Consolidated Balance Sheets at September 30, 2002 - Assets..........3
         Consolidated Balance Sheets at September 30, 2002 -
         Liabilities and Shareholders' Equity................................4
         Consolidated Statements of Operations for the three
         months to September 30, 2002........................................5
         Consolidated Statements of Operations for the nine
         months to September 30, 2002........................................6
         Consolidated Statements of Changes in Shareholders' Equity..........7
         Consolidated Statements of Cash Flows...............................8
         Notes to Consolidated Financial Statements..........................9

  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................17

  Item 3 Quantitative and Qualitative Disclosures About Market Risk.........19

  Item 4 Controls and Procedures............................................19

  PART II-- OTHER INFORMATION...............................................19

  Item 1 Legal Proceedings..................................................19

  Item 2 Changes in Securities, Use Of Proceeds and Issuer
         Purchases of Equity Securities.....................................21

  Item 3 Defaults Upon Senior Securities....................................21

  Item 4 Submission of Matters to a Vote of Securities Holders..............21

  Item 5 Other Information..................................................21

  Item 6 Exhibits and Reports On Form 8-K...................................21

Signatures..................................................................22

Part I   Financial Information

Item 1   Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
September 30, 2002 and December 31, 2001


                                                            Sept. 30            Sept. 30        Dec. 31
                                                              2002                2002            2001
                                                             US$'000           (euro)'000      (euro)'000
ASSETS
Cash and cash equivalents ............................... $  3,916 (euro)       3,966 (euro)      10,714
Receivables ..............................................      15                 15                 27

  Trade ..................................................      15                 15                 13
  Other receivables ......................................      --                 --                 14

Prepaid Expenses .........................................      --                 --                 62

                                                           -------            -------            -------

TOTAL CURRENT ASSETS .....................................   3,931              3,981             10,803

                                                           -------            -------            -------

Property, plant and equipment ............................      17                 17                 19
    At cost ..............................................      29                 29                 88
    Less allowances for depreciation .....................     (12)               (12)               (69)
Other receivables ........................................     192                194                172

                                                           -------            -------            -------

TOTAL ASSETS .............................................$  4,140 (euro)       4,192 (euro)      10,994

                                                           =======            =======            =======

Note: The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
September 30, 2002 and December 31, 2001


                                                        Sept. 30          Sept. 30           Dec. 31
                                                          2002              2002              2001
                                                         US$'000         (euro)'000        (euro)'000
LIABILITIES

Accounts payable .......................................     226               229               235
Accrued expenses and other payables ....................     794               804             1,530
                                                         -------           -------           -------
TOTAL CURRENT LIABILITIES ..............................   1,020             1,033             1,765

Provision for claims ...................................     434               440               440
Minority interests .....................................      75                76             5,525
SHAREHOLDERS' EQUITY ...................................   2,611             2,643             3,365
Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,064,900 shares outstanding, ........................      54                55                55
Additional paid-in capital .............................  54,426            55,114            55,114
Treasury stock, at cost ................................ (24,436)          (24,746)          (24,746)
Cumulative translation adjustment ......................  (1,922)           (1,946)           (1,550)
Accumulated deficit .................................... (25,511)          (25,833)          (25,509)

                                                         -------           -------           -------
LIABILITIES AND SHAREHOLDERS' EQUITY ................... $ 4,140 (euro)      4,192 (euro)     10,994
                                                         =======           =======           =======

Note: The balance sheet as at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended September 30, 2002 and 2001


                                                              Sept. 30          Sept. 30            Sept. 30
                                                                2002              2002                2001
                                                               US$'000         (euro)'000          (euro)'000

Selling, general and administrative
  expenses ............................................           (251)              (250)              (543)
                                                            ----------         ----------         ----------
Operating loss ........................................           (251)              (250)              (543)
Interest expense ......................................            (16)               (17)               (10)
Interest income .......................................             --                 --                 13
Other (expense)/income, net ...........................           (214)              (266)              (101)

                                                            ----------         ----------         ----------

Loss before income taxes and minority
  interests ...........................................           (481)              (533)              (641)
Income taxes ..........................................            (14)               (12)                --
Minority interests ....................................             (1)                --                 21
                                                            ----------         ----------         ----------
Net Loss from continuing operations ...................           (496)              (545)              (620)

                                                            ----------         ----------         ----------
Net profit/(loss) .....................................     $     (496) (euro)       (545)              (620)
                                                            ==========         ==========         ==========

PROFIT/(LOSS) PER SHARE ...............................          US $          (euro)             (euro)
BASIC
Continuing operations .................................          (0.12)             (0.13)             (0.15)

                                                            ----------         ----------         ----------
                                                                 (0.12)             (0.13)             (0.15)
                                                            ==========         ==========         ==========
Weighted average number of shares
  Outstanding during the period:
Basic .................................................      4,064,900          4,064,900          4,064,900
                                                            ==========         ==========         ==========
Fully diluted .........................................      4,068,650          4,068,650          4,064,900
                                                            ==========         ==========         ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
9 Months ended September 30, 2002 and 2001


                                                           Sept. 30                Sept. 30               Sept. 30
                                                             2002                    2002                   2001
                                                            US$'000               (euro)'000             (euro)'000

Selling, general and administrative
  expenses .............................................        (921)                   (933)                 (1,588)

                                                         -----------             -----------             -----------
Operating loss .........................................        (921)                   (933)                 (1,588)
Interest expense .......................................         (37)                    (37)                   (336)
Interest income ........................................           1                       2                     354
Other income/(expense), net ............................         852                     862                   2,243
                                                         -----------             -----------             -----------
Loss from continuing operations before
  income taxes  and minority interests .................        (105)                   (106)                    675
Income taxes ...........................................        (110)                   (112)                   (100)
Minority interests .....................................          (6)                     (6)                    (37)

                                                         -----------             -----------             -----------
Net profit/(loss) from continuing
  operations ...........................................        (221)                   (224)                    538
                                                         -----------             -----------             -----------

                                                         -----------             -----------             -----------
Net profit/(loss) ...................................... $      (221) (euro)            (224) (euro)             538
                                                         ===========             ===========             ===========

PROFIT/(LOSS) PER SHARE                                         US$              (euro)                  (euro)
BASIC
Continuing operations ..................................       (0.05)                  (0.05)                   0.13

                                                         -----------             -----------             -----------
                                                               (0.05)                  (0.05)                   0.13
                                                         ===========             ===========             ===========
Weighted average number of shares
  Outstanding during the period:
Basic ..................................................   4,064,900               4,064,900               4,064,900
                                                         ===========             ===========             ===========
Fully diluted ..........................................   4,068,650               4,068,650               4,064,900
                                                         ===========             ===========             ===========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Equity September 30, 2002



                                                          Additional        Accumulated other               TOTAL    Comprehensive
                                                  Common   paid-in   Treasury     Other     Accumulated  SHAREHOLDERS'  income/
                                                                             Comprehensive
         (euro) thousands                          stock   capital    stock      Income       deficit       EQUITY      (loss)
                                                --------  -------    -------- ------------  -----------  ----------- -------------
At January 1, 2002                  (euro)'000       55    55,114    (24,746)    (1,550)     (25,609)       3,264           --

Net profit/(loss)                                    --        --         --         --          558          558          558
Translation adjustment                               --        --         --       (700)          --         (700)        (700)
Vesting of shares subject
  to forfeit                                         --        --         --         --           --           --           --
                                                -------   -------    -------    -------      -------      -------      -------

At March 31, 2002                   (euro)'000       55    55,114    (24,746)    (2,250)     (25,051)       3,122       (1,310)

Net profit/(loss)                                    --        --         --         --         (237)        (237)        (237)
Translation adjustment                               --        --         --        (16)          --          (16)         (16)
Vesting of shares subject
  to forfeit                                         --        --         --         --           --           --           --
                                                -------   -------    -------    -------      -------      -------      -------

At June 30, 2002                    (euro)'000       55    55,114    (24,746)    (2,266)     (25,288)       2,869         (253)

Net profit/(loss)                                    --        --         --         --         (545)        (545)        (545)
Translation adjustment                               --        --         --        319           --          319          319
                                                -------   -------    -------    -------      -------      -------      -------

At September 30, 2002               (euro)'000       55    55,114    (24,746)    (1,947)     (25,833)       2,643         (226)

At September 30, 2002               $'000            54    54,426    (24,436)    (1,922)     (25,511)       2,611         (223)

                                                =======   =======    =======    =======      =======      =======      =======


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


               See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
September 30, 2002 and 2001


                                                             Sept. 30            Sept. 30            Sept. 30
                                                               2002                2002                2001
                                                              US$'000           (euro)'000          (euro)'000

Net loss from continuing operations .......................    (221)               (224)                538

Adjustments to reconcile net loss to net cash (used)/provided by continuing operations:

Depreciation and amortization .............................       9                   6                  23
Amortization of debt charges ..............................      --                  --                 103
Minority interests ........................................       6                   6                  37
Other operating activities ................................      --                   3                 (42)

Changes in operating assets and liabilities:
Trade and other receivables ...............................      79                  80                 351
Prepaid expenses ..........................................     (17)                (17)                 32
Payment of settlement .....................................                                          (1,145)
Decreasein provisions for claims ..........................                                          (1,691)
Accounts payable and accrued expenses .....................     826                 836              (1,596)
                                                            -------             -------             -------

Net cash (used)/provided by operating
  activities ..............................................     681                 690              (3,390)
                                                            -------             -------             -------
Investing activities:
Net (increase)/decrease in investments ....................   1,953               1,979              16,622
Purchase of minorities in OAM .............................      --                  --              (2,661)
Purchase of minority interest in Bion, net
  of cash .................................................  (9,707)             (9,834)                 --
Proceeds from disposal of subsidiaries, net
  of cash .................................................   4,068               4,139                  --
Proceeds from disposal of other assets,net ................      (4)                 (4)                 --
                                                            -------             -------             -------

Net cash (used)/provided by investing
  activities ..............................................  (3,674)             (3,720)             13,961
                                                            -------             -------             -------
Financing activities
Principal payments of long-term debt ......................      --                  --              (5,261)

                                                            -------             -------             -------
Net cash provided/(used) by financing
  activities ..............................................       0                   0              (5,261)
                                                            -------             -------             -------

(Decrease)/increase in cash from continuing
  operations ..............................................  (2,992)             (3,030)              5,310

Exchange movement on opening cash .........................  (3,672)             (3,718)                129

Cash, beginning of period .................................  10,580              10,714               6,578
                                                            -------             -------             -------
Cash, end of period ....................................... $ 3,916 (euro)      3,966 (euro)         12,017
                                                            =======             =======             =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2002

NOTE 1  - BASIS OF PRESENTATION

            The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2001 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

            The consolidated financial statements through the date of the disposal of the Company's operations were shown in Euro ("(euro)") because all of the Company's material operating entities were based in and operated entirely in Italy. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of the net proceeds from the disposals of Euro-denominated cash and cash-equivalents, and then moved these amounts to US$-denominated bank accounts. Accordingly, the consolidated financial statements at September 30, 2002 continue to be shown in Euro. The translation of Euro amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 0.98 to (euro)1, the approximate exchange rate at September 30, 2002. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2002

NOTE 2 - DISCONTINUED OPERATIONS (continued)

            SIREF S.p.A. and San Paolo Finanziaria S.p.A. (both affiliates of Intermediazione Mobiliare IMI S.p.A. ("IMI")) acted as fiduciary agents for the closing. In accordance with invoices submitted to them, they paid IMI
(euro)5,888 thousand , in respect of fees and expenses claimed to be due to IMI, paid (euro) 261 thousand to Studio Carnelutti, the Company's Italian counsel, and then paid the remaining proceeds of (euro) 31,139 thousand to

            Centerpoint. Since early July 2000, the Company has disputed IMI's interpretation of the calculation of the fee due to them based on their engagement letter. See Note 7, "Subsequent Events" for further discussion regarding disputed fees.

Discontinued steel tube operations

            The Company disposed of L.I.T.A. S.p.A. ("LITA") for (euro) 1,275 thousand in July 2000 for a consideration of (euro)759 thousand. The Company also provided a bank guarantee for (euro) 516 thousand to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee. The Company settled (euro) 85 thousand of claims by the purchaser in 2001 and recognized this expense in the consolidated statements of operations.

NOTE 3 - PURCHASE OF MINORITY INTERESTS IN OAM SUBSIDIARY

            On 1 March 2001, the Company purchased minority interests of 15.65% in its OAM subsidiary from DaimlerChrysler for US$2.5 million (actual transaction currency), equivalent to (euro) 2,661 thousand at the effective accounting date for this transaction of 1 January 2001. The fair value of the assets acquired was (euro) 4,173 thousand. The resulting negative goodwill of
(euro) 1,512 thousand was applied to write down non-current assets of OAM: tax receivables were written down by (euro) 985 thousand, restricted cash (related to the sale of Lita, see Note 2 above) by (euro) 516 thousand and tangible fixed assets by (euro) 11 thousand.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2002

NOTE 4 - BION TRANSACTION (continued)

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

NOTE 6 - CENTERPOINT LOAN

Centerpoint Loan; Early payoff of the Company's 5% Convertible Debentures


            The 5% Convertible Debentures in an aggregate amount of US$ 6,250,000 were scheduled to come due in December 2001. On June 13, 2001 the Company, OAM and Centerpoint entered into a loan agreement (the "Centerpoint Loan Agreement") wherein subject to the terms and certain conditions set forth therein Centerpoint agreed to lend the Company US$ 4,200,000 (actual transaction currency) (the "Centerpoint Loan"). On June 13, 2001

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30,2002

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

            Dispute with IMI concerning its fees

            IMI, Centerpoint's investment adviser in connection with the sale of Moto Guzzi, acted as fiduciary for the closing. At the Closing, but without the prior approval, knowledge or consent of Centerpoint, IMI was paid (euro) 5,888 thousand, for fees and expenses claimed by IMI under its engagement letter with the Company and OAM. IMI also paid Studio Carnelutti, Centerpoint's Italian legal counsel, (euro) 261 thousand with the remaining proceeds of (euro) 31,139 paid to Centerpoint. Since early July 2000, the Company and Centerpoint have disputed IMI's interpretation of the calculation of the fee under its engagement letter. On February 11, 2002 Centerpoint brought a suit against IMI before the Civil Section of the Court of Milan, Italy seeking reimbursement of (euro) 4,527 thousand (approximately $4,253,000) of the (euro) 5,888 thousand ($5,532,000) paid to IMI at the closing. At the first hearing with respect to the claims, on July 2, 2002, IMI's legal counsel filed a Defense Pleading requesting among other things, the rejection of the claims, and the joining of the Company as a party to the litigation. A hearing with respect to the case was held on November 15, 2002, at which time the judge

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2002

NOTE 7 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

determined that the parties were not amenable to settling the litigation. A further hearing was held on February 6, 2003, at which time the judge fixed May 2, 2003 as the deadline for each party to file a pleading summarizing the such party's requests for evidences, set June 2, 2003 as the date for each party to respond to the other party's pleading, and set October 14, 2003 as the trial date for a decision on the case. On October 14,2003, the judge fixed a further hearing for March 2004, requesting again that the parties consider settlement between them of the dispute.

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

            The residual balance of approximately (euro) 1.0 million remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any after eventual successful claims by Aprilia, will be released in September 2007. The Company is entitled to 65% of amounts eventually released.

Bion Transaction

            On January 24, 2002, David Mitchell was elected as Centerpoint's President and CEO. David Mitchell, a former CEO, a founder, a stockholder and option holder of the Company, was the only director of Centerpoint until January 2003. Following the Bion Investment and Bion acquisition of

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2002

NOTE 7 -SUBSEQUENT EVENTS AND LEGAL PROCEEDINGS (continued)

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

            In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to $1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing that Centerpoint cancel all antidilution and penalty provisions in existing agreements between Bion and Centerpoint, and on May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, (iii) the payment by Bion to OAM of $80,000 (actual transaction currency) ((euro)69,000) plus $10,000 ((euro)9,000) in legal expenses.

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

Three months ended September 30, 2002 compared to three months ended September 30, 2001
-------------------------------------------------------------------------------

            Selling, general and administrative expenses of (euro) 250 thousand were 53.9% lower than the same period of last year.

            Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

            As a result of the above items the third quarter ending 30 September 2002 reflected a net loss of (euro) 545,000 compared to a net loss of
(euro) 620,000 for the third quarter of 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001
--------------------------------------------------------------------------------

            Selling, general and administrative expenses of (euro) 933,000 were 41.2% lower than the same period of last year.

            Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with the disposal of operations in Italy, public company costs in the U.S. and certain statutory costs in Italy.

            In 2002, other income of (euro) 862,000 includes the gain on the sale of Centerpoint of (euro)1,489,000 and the cost of the write off of 140,000 Centerpoint shares.

            Other income of (euro) 2,243 thousand reflected in 2001 represents the gain realized when, on June 15, 2001 the company paid the holders of the US$ 6,000,000 (actual transaction currency) Debentures the amount of US$ 4,207,500 (actual transaction currency) in cash, which was accepted as payment in full (including past due interest). In July 2001, Emanuel Arbib, the holder of the remaining US$ 250,000 (actual transaction currency) Debentures, also accepted US$ 218,750 (actual transaction currency) as payment in full.

            Interest expense in the 9 months to 30 September 2002 was
(euro)37,000 compared to (euro)336,000 in 2001.

            Interest income in 2002 amounted to (euro) 2,000 whereas this was (euro)354,000 in 2001.

            As a result of the above items, in the 9 months ended September 30, 2002 a loss from continuing operations before taxes and minority interests of
(euro)106,000 was recorded.

            The Company recorded a net loss of (euro) 224,000 in the nine months to September 30, 2002 compared to a net profit of (euro) 538,000 in the corresponding period of 2001.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Liquidity and Capital Resources

Significant cash activities in the nine months ended September  30, 2002

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

Future liquidity needs

            As of January 2004, the Company has approximately (euro) 4.1 million (US$ 5.1 million at exchange rates prevailing in January 2004) in cash and marketable securities. Management believes such amounts to be sufficient to fund the Company's activities which principally reflect litigation which the Company has commenced against IMI (see Note 7) and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In addition, the Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, D & O Insurance, and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

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

      Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

      Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of the Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid (euro) 3,931,000 from the escrow account (see Note 3a in Item 8) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and Aprilia, in October 2003, entered into agreement to settle the matter with Aprilia paying (euro) 1,420,000 including (euro) 20,000 of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

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


                                     TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004                By:/s/ Mark S. Hauser
                                      ---------------------------------------
                                      Mark S. Hauser
                                      President / Joint Chief Executive Officer





Dated: May 25, 2004                By:/s/ Emanuel M Arbib
                                      ------------------------------------
                                      Emanuel M. Arbib,
                                      Joint Chief Executive Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, September 30, 2002 and is qualified in its entirety by reference to such financial statements.


Item No.             Item Description                                             Amount*
                                                                                     US$
5-01(1)              Cash and cash items                                          3,916,000
5-02(2)              Marketable securities                                                0
5-02(3)(a)(1)        Notes and accounts receivable - trade                                0
5-02(3)(a)(4)        Notes and accounts receivable - other                           15,000
5-02(4)              Allowances for doubtful accounts                                     0
5-02(6)              Inventory                                                            0
5-02(9)              Total current assets                                         3,931,000
5-02(13)             Property, plant and equipment                                   29,000
5-02(14)             Accumulated depreciation                                      (12,000)
5-02(18)             Total assets                                                 4,140,000
5-02(21)             Total current liabilities                                    1,020,000
5-02(22)             Bonds, mortgages and similar debt                                    0
5-02(28)             Preferred stock - mandatory redemption                               0
5-02(29)             Preferred stock - non-mandatory redemption                           0
5-02(31)             Common stock                                                    54,000
5-02(32)             Other stockholders' equity                                   2,557,000
5-03(b)(1)(a)        Net sales of tangible products                                       0
5-03(b)(1)           Total revenues                                                       0
5-03(b)(2)(a)        Cost of tangible goods sold                                          0
5-03(b)(2)           Total costs and expenses                                       921,000
5-03(b)(3)           Other (income) and expenses                                  (852,000)
5-03(b)(5)           Provision for doubtful accounts and notes                            0
5-03(b)(8)           Interest and amortization of debt discount                           0
5-03(b)(10)          Income/(loss) before taxes and other items                   (105,000)
5-03(b)(11)          Income tax expense                                             110,000
5-03(b)(14)          Income/(loss) continuing operations                          (221,000)
5-03(b)(15)          Discontinued operations                                              0
5-03(b)(17)          Extraordinary items                                                  0
5-03(b)(18)          Cumulative effect - changes in accounting principles                 0
5-03(b)(19)          Net income or loss                                           (221,000)
5-03(b)(20)          Earnings per share - primary                                    (0.05)
5-03(b)(20)          Earnings per share - fully diluted                              (0.05)

     * Dollar amounts are based on conversion rate of U.S.$ 0.9874 = (euro)1 which prevailed on September 30, 2002.