Form 10-K
period 2002-12-31
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                   For the fiscal year ended December 31, 2002

                                       or

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

              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _____

Indicate by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).      Yes       No  X
                                             -----    -----

As of March 31, 2004, the aggregate market value of the voting stock held by non affiliates of the registrant was $1.621 million (actual transaction currency).

As of March 31, 2004, there were 4,064,900 shares of the registrant's common stock, par value US$ 0.01(actual transaction currency) per share, outstanding.

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

ITEM 1.  BUSINESS............................................................2

ITEM 2.  PROPERTIES..........................................................5

ITEM 3.  LEGAL PROCEEDINGS...................................................5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.............................................................7

ITEM 6.  SELECTED FINANCIAL DATA.............................................9

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................10

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
         MARKET RISK........................................................15

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................16

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................40

ITEM 9A. CONTROLS AND PROCEDURES............................................40


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................41

ITEM 11. EXECUTIVE COMPENSATION.............................................43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....49

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................51

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES   .......................52

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....54

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

In October 2002 Arthur Andersen S.p.A. (Deloitte & Touche Italia S.p.A. until July 31, 2003) entered into an agreement with the national Italian practice of Deloitte Touche Tohmatsu ("DTT") that provides for the association of the ex Arthur Andersen S.p.A. with those national practices (and therefore with DTT). On August 1, 2003, the audit operations of Deloitte & Touche S.p.A. and Deloitte & Touche Italia S.p.A. were combined and the resulting company took the name of Deloitte & Touche S.p.A.. DTT has performed the quality control procedures required for foreign associated firms that are embodied in the requirement of the SEC Practice Section of the American Institute of Certified Public Accountants with respect to the financial statements for the year ended December 31, 2000, included in this Annual Report on the Form 10-K as of December 31, 2002.

Reporting Currency

Beginning with the fiscal year ended December 31, 2002, Trident Rowan Group Inc. (the "Company") has published its consolidated financial statements in euros ("(euro)"), the official common currency of twelve Member States of the European Union (the "EU"), including Italy. In this Annual Report in Form 10-K, references to "dollars," "U.S.$" or "$" are to United States dollars and references to "lire" or "Lit." are to Italian lire. Amounts stated in dollars in the Financial Statements and tables under Item 8, unless otherwise indicated, have been translated from euros at an assumed rate solely for convenience and should not be construed as representations that the euro amounts actually represent such dollar amounts or could be converted into dollars at the rate indicated. Unless otherwise indicated, such dollar amounts have been translated from euros at the noon buying rate in The City of New York for cable transfers in foreign currencies as announced by the Federal Reserve Bank of New York for customs purposes (the "Noon Buying Rate") on December 31, 2002 (the last business day of 2002) of $1.05 per (euro)1.00. Such rate may differ from the actual rates used in the preparation of the consolidated financial statements included in Item 8 and dollar amounts used in this Annual Report may differ from the actual dollar amounts that were translated into euros in the preparation of such consolidated financial statements. For information regarding recent rates of exchange between euros and dollars and between Italian lire (the Company's historical reporting currency) and dollars, see "Key Information--Selected Financial Data -- Exchange Rates" in Item 3.

When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".



Prior to January 1, 2002, the reporting currency of the Company and its consolidated subsidiaries (the "Group") was Italian lire. To facilitate a comparison, all lire-denominated financial data for periods prior to January 1, 2002 included in this Annual Report have been restated from Italian lire to euros at the fixed rate as of December 31, 2001 of Lit. 1,936.27 = (euro)1.00. The comparative balances for prior years now reported in euros depict the same trends as would have been presented had the Group continued to report such amounts in Italian lire. The Group's financial data for periods prior to January 1, 2002 may not be comparable to that of other companies reporting in euros if those companies had restated from a reporting currency other than Italian lire.

ITEM 1.      BUSINESS

HISTORY OF THE COMPANY

Trident Rowan Group, Inc. ("the Company") was primarily in the business of motorcycle manufacturing and distribution through Moto Guzzi Corporation ("Moto Guzzi"). Moto Guzzi was a manufacturer of medium and high priced motorcycles that the Company had acquired in 1972. Moto Guzzi was merged in 1999 with and into North Atlantic Acquisition Corp. ("North Atlantic"), a specialized merger and acquisition allocated risk company.

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

Disposal of Operating Subsidiaries

Moto Guzzi experienced lack of liquidity in 1998 and 1999 that caused component supply shortages, which were initially eased by the North Atlantic merger. However, the proceeds of the North Atlantic merger were not sufficient to permit Moto Guzzi to make all of the necessary investments to restore its operations to profitability. Moto Guzzi was unable to subsequently raise the further funds that it required; this resulted in severe financial difficulties and threatened operations. Moto Guzzi sold all its four operating subsidiaries to Aprilia S.p.A. ("Aprilia") in 2000 (see Note 3a to Consolidated Financial Statements in
Item 8). Moto Guzzi was renamed Centerpoint Corporation ("Centerpoint").

The Company, in 2000, also sold its steel tube operation that it carried out through LITA (see Note 3b to Consolidated Financial Statements in Item 8) and TIM.

RECENT AND SUBSEQUENT EVENTS

Overview

o In January, 2002, the judge in the Company's litigation against Travelers Casualty and Surety Company ("Travelers") arising out of the Wilson litigation determined that Travelers was liable to the Company for US$1,000,000 (actual transaction currency), plus the Company's legal fees in connection with the litigation, less a reasonable premium. After subsequent challenges and appeals, in December 2003 the parties entered into a settlement agreement, that provided, among other things, for the payment of US$1,450,000 (actual transaction currency) to the Company by Travelers. This amount was paid in December 2003 (see Item 3 and Note 16 to the Consolidated Financial Statements in Item 8).

o In January 2002, the Company entered into a series of transactions and agreements with Bion Environmental Technologies, Inc., ("Bion") (see Note 4 to the Consolidated Financial Statements in Item 8).

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

o In February 2002, the Company settled litigation with the Rawlings Sporting Goods Company (see Item 3 and Note 8 to the Consolidated Financial Statements in Item 8).

o In October 2003, Centerpoint (which is no longer a related party to the Company at this time because of the Bion transaction - see above), OAM and Aprilia entered into an agreement to settle the dispute (relating to the sale of the Moto Guzzi operations), with Aprilia paying (euro) 1.4 million (see
   Note 16 to the Consolidated Financial Statements in Item 8).

o On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. For this release, the Company paid (euro) 30,000 in 2004 (see Note 16 to the Consolidated Financial Statements in Item 8).

CURRENT STATUS OF THE COMPANY

As of March 31, 2004, the date of this report, the Company no longer has any operating subsidiaries. The Company's principal assets are as follows:

o Approximately (euro) 4.1 million (US$5.0 million at March 31, 2004 exchange rate) in cash. Approximately 86% of the cash held by the Company are denominated in US Dollars and the balance in Euro;

o 140,000 Centerpoint Class A Common Stock (carrying value written down to zero in 2002);

o 144,240 (after the 10 for 1 reverse stock split occurred in July 2002) Bion common stock (carrying value written down to zero) and warrants to purchase 100,000 (after the 10 for 1 reverse stock split occurred in July 2002) shares of Bion common stock at US$ 9.00 (actual transaction currency) per share (has not been assigned a value in the consolidated financial statements);

o A sixty-five percent share in claims with respect to residual funds of approximately (euro) 600 thousand held in an escrow account relating to the September 2000 sale of the Company's Moto Guzzi operations to Aprilia (See
   Note 16 to the Consolidated Financial Statements in Item 8). This claim (a contingent asset) is not recorded as an asset in the consolidated financial statements; and

o A sixty-five percent share of claims against Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI") to recover fees charged in connection with the September 2000 sale of the Company's Moto Guzzi operations to Aprilia (see
   Note 16 to the Consolidated Financial Statements in Item 8). This claim (a contingent asset) is not recorded as an asset in the consolidated financial statements.

The Company's only liabilities are principally payables for corporate costs, taxes and litigation costs in respect of the claims above.

The majority of the assets described above are held by OAM S.p.A., a 98.6% Italian subsidiary of the Company.



The Bion Transaction

In December 2001, Centerpoint's Board of Directors met to evaluate the alternative strategies and investments available to it. Investec presented to the Centerpoint Board of Directors their conclusions on a number of potential investments. After review of the possible investments, the Centerpoint Board of Directors resolved to approve the acquisition of 19,000,000 shares of Bion for total consideration of US$ 14,250,000 (actual transaction currency) comprised of the following: (i) approximately US$ 8,500,000 (actual transaction currency) in cash, (ii) assignment of the Company's US$ 4.2 million (actual transaction currency) promissory note, (iii) assignment of 65% of Centerpoint's claims against IMI, (iv) assignment of 65% of Centerpoint's claims against Aprilia and eventual rights to the balances in escrow, and (v) assignment of all of Centerpoint's rights under the Centerpoint Loan Agreement.

In early January 2002, the Board of Directors of OAM, a subsidiary of the Company and the majority stockholder of Centerpoint, met and approved the sale of 3,459,997 shares of common stock of Centerpoint owned by OAM, or 100% of the OAM investment in Centerpoint, to Bion pursuant to a Stock Purchase Agreement dated as of January 15, 2002, for the following consideration ("Sale of the Centerpoint Shares"): (i) 1,000,000 restricted Bion shares, (ii) a warrant to purchase 1,000,000 shares of Bion common stock for a purchase price of US$ 0.90 (actual transaction currency) per share, (iii) US$ 3,700,000 (actual transaction currency) in cash, (iv) the assignment to OAM of the Company's US$ 4.2 million (actual transaction currency) promissory note, and the principal and interest payable thereunder, (v) assignment of a 65% interest in Centerpoint's claims against IMI, (vi) assignment of a 65% interest in Centerpoint's claims against Aprilia and eventual rights to the balances in escrow, and (vii) assignment of all of Centerpoint's rights under the Centerpoint Loan Agreement. David Mitchell (a director of Centerpoint) was the Chairman, President, Board Member and a principal stock and warrant holder of Bion at the time of the transaction.

On January 15, 2002, Centerpoint closed the Bion Investment, and immediately upon the consummation of the Bion Investment, OAM and Bion closed the Sale of the Centerpoint Shares.

FUTURE BUSINESS OF THE COMPANY
------------------------------

In May 2002 the Board of Directors of the Company approved the engagement of Investec Inc. ("Investec") to explore investment options available to the Company and to seek a suitable business to acquire or merge with. In June 2003, following the closure of Investec's U.S. operations, in order to provide continuity to the process of identifying potential candidates, the Company engaged Kidron Corporate Advisors LLC, an M & A advisory boutique.

Following a non-binding term sheet dated December 30, 2003, between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech reached an agreement in principle pursuant to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.50% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and electronic market and has a majority of its operating subsidiaries located in China.

ITEM 2.      PROPERTIES

The Company does not own any real property. The only property leased by the Company in 2001 and on the date of this report is an office space aggregating 100 square meters in Milan, Italy at a cost of approximately (euro) 10 thousand annually. The lease contract expires on October 1, 2005.

ITEM 3.      LEGAL PROCEEDINGS

The Company and its subsidiaries are or were involved in the following litigation:

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

CDS Srl

In 1999 CDS S.r.l. ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately (euro)800,000
The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict, presumably within 80 days. It is management's opinion that the risk of a negative judgement is low and the potential liability remote.

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the year ended December 31, 2002, the Company did not hold a stockholders meeting or submit any matter to the vote of its stockholders.





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

                                  Common Stock

                                 Bid Prices*
                             ---------------------
                             High Bid      Low Bid
                             --------      -------
2001          1st Quarter      1.02         0.75
              2nd Quarter      1.00         0.85
              3rd Quarter      1.10         0.98
              4th Quarter      1.30         1.01
2002          1st Quarter      1.50         1.15
              2nd Quarter      1.18         0.75
              3rd Quarter      0.60         0.45
              4th Quarter      0.47         0.20
2003          1st Quarter      0.42         0.22
              2nd Quarter      0.42         0.28
              3rd Quarter      0.80         0.29
              4th Quarter      0.85         0.52

                  *actual transaction currency is US$


                                    Warrants


The warrants ceased to be publicly traded in June 2002.


As of March 31, 2004, there were approximately 912 holders of record of the Company's common stock.

Equity Compensation Plan Information

  The following table sets forth certain equity compensation plan information with respect to the Company's equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2002:


                                                                                                  Number of
                                                                                                  securities
                                                                                             remaining available
                                                     Number of                               for future issuance
                                                  securities to be                               under equity
                                                    issued upon                               compensation plans
                                                    exercise of         Weighted-average          (excluding
                                                    outstanding         exercise price of     securities reflected
                                                 options, warrants    outstanding options,      in column (a))
                                                     and rights        warrants and rights            (c)
Plan category                                           (a)                    (b)
-------------                                    -----------------    --------------------    --------------------
Equity compensation plans approved by security
holders (1)..................................         465,834                 1.47               1,684,166(2)

(1) The equity compensation plans approved by security holders consist of the Company's 1995 Non-Qualified Plan and the Company's 1995 Directors' Plan. The Company does not have any equity compensation plans that were not approved by security holders.

(2) The number of securities remaining available for future issuance under each of the Company's 1995 Non-Qualified Plan and the Company's 1995 Directors' Plan (excluding securities reflected in column (a) of the chart) is 1,625,000 and is 59,166 shares of common stock, respectively



DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock for the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the Company's audited consolidated financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements, including the notes thereto, included in Item 8 of this Form 10-K.


                                        2002          2002            2001            2000            1999             1998
Income Statement Data                  `000(a)        `000            `000            `000            `000             `000
                                      ---------   -------------   --------------  -------------    -------------    -------------
Net Sales  .........................  $           (euro)      -   (euro)      -   (euro)      -    (euro)  1,026    (euro)  1,950
Loss from continuing operations.....  $ (1,579)   (euro) (1,504)  (euro)   (191)  (euro) (3,692)   (euro) (3,414)   (euro) (3,157)
Net (loss)/profit...................  $ (1,579)   (euro) (1,504)  (euro)   (191)  (euro) 13,800    (euro)  1,283    (euro) 12,921
Balance Sheet Data
Total assets........................  $  3,798    (euro)  3,618   (euro) 10,994   (euro) 25,883    (euro) 12,243    (euro) 12,363
Long-term debt net of current
portion  ...........................  $                       -               -               -    (euro)  6,525    (euro)    656
Earnings (Loss) per share (b)
Continuing operations ..............  $ (0.39)    (euro)  (0.37)  (euro)  (0.05)  (euro)  (0.91)   (euro)  (0.79)   (euro)  (0.68)
Discontinued operations.............                          -               -   (euro)   4.30(c) (euro)   1.10(d) (euro)   2.13

(a) Converted solely for the convenience of the reader at 1 (euro) = $1.05, the approximate rate as at December 31, 2002.

(b) As the Company had losses from continuing operations in each of the years 1998 through 2002, all options, warrants and other instruments were anti dilutive for each of the years above.

(c) Includes (euro) 29,148 thousand gain ((euro)7.16 on an EPS basis) on disposal of the Moto Guzzi business, before minority interests of (euro) 9,707 thousand ((euro)2.38 on an EPS basis) and the loss of the discontinued motorcycle operations of (euro)2,261 thousand ((euro)0.56 on an EPS basis) .

(d) Includes (euro) 11,196 thousand gain ((euro)2.61 on an EPS basis), net of minority interest of (euro) 2,147 thousand ((euro) 0.50 on an EPS basis), relating to the merger of the discontinued Moto Guzzi business with North Atlantic Acquisition Corp. and the loss of the discontinued motorcycle operations of (euro)6,700 thousand ((euro)1.56 on an EPS basis).

Functional Currency

The consolidated financial statements through the date of the disposal of the Company's operations were shown in Italian Lira because all of the Company's material operating subsidiaries were based in and operated entirely in Italy, where the functional currency from January 1, 2002, was changed to Euro. Pending evaluation of its alternatives, following the disposals of its operations, the Company invested the major part of the net proceeds from the disposals in Euro denominated cash and cash equivalents and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts in the Financial Statements and tables in Item 8, unless otherwise indicated is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of 1 (euro) = $1.05, year-end exchange rate.

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

Italy, starting on January 1, 1999, participated with 11 other European countries in a European common currency, the Euro. The following table sets forth, for the period indicated, the high, low, average and end of period exchange rates expressed in U.S. dollars to 1 Euro since the Lira to Euro exchange rate was fixed at 1,936.27 from January 1, 2000.

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

From January 1, 2002, the Euro became the only legal currency in the participating countries and consequently the financial statements of the Company, commencing January 1, 2002 are presented in Euro. Prior year statements have been translated from Italian Lira to Euro at the 1,936,27 exchange rate for comparative purposes.

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

General

Year Ended December 31, 2002 as compared to Year Ended December 31, 2001

                                      2002               2001
                                   (euro) `000        (euro) `000

Selling, general and
administrative expenses               (1,221)            (2,173)
                                   -----------        -----------
Operating loss                        (1,221)            (2,173)
Interest expense                         (26)              (427)
Interest income                            2                394
Other (expense)/income, net             (153)             2,073
                                   -----------        -----------
Loss before income taxes and
minority interests                    (1,398)              (133)
Income taxes                            (100)              (117)
Minority interest                         (6)                59
                                   -----------        -----------
Net profit/(loss)                     (1,504)              (191)
                                   -----------        -----------

Significant elements of selling, general and administrative costs are as follows:

                                                       2002          2001
                                                    (euro) `000   (euro) `000

Corporate salaries                                       320           543
Legal and other litigation costs                         154           774
Other costs                                              747           856
                                                   ----------    ----------
                                                       1,221         2,173
                                                   ----------    ==========



Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with legal claims and the disposal of operations in Italy.

Interest expense in 2001 principally reflects interest on the Company's US$ 6.25 million (actual transaction currency) 5% debentures issued in December 1999 and repaid in June 2001 and residual debt in OAM repaid in April 2001.

Interest income in 2002 and 2001 principally reflects interest earned on cash.

Significant elements of other (expense)/income, net were:

                                                        2002         2001
                                                     (euro) `000  (euro) `000

         Gain on Sale of Centerpoint                   1,489            --
         Exchange loss                                  (475)           --
         Additional reserve for Rawlings Litigation       --          (387)
         Income from sale of marketable securities        --           122
         Gain from the extinguishment of the
         Convertible Debentures                           --         2,208
         Write down of all Bion shares                  (841)           --
         Write down of 140,000 Centerpoint shares       (347)           --
         Other                                            21           130
                                                      ---------------------
                                                        (153)        2,073
                                                      ---------------------


In 2002, other expense includes the write down of 100,000 Bion shares for (euro) 841 thousand and the write down of 140,000 Centerpoint shares for (euro) 347 thousand. For a discussion on the Centerpoint gain, see Note 4 Section 8.

Year Ended December 31, 2001 as compared to Year Ended December 31, 2000

                                                       2001          2000
                                                    (euro) `000   (euro) `000

       Selling, general and
         administrative expenses                       (2,173)       (2,339)
       Impairment expense                                --             (47)
                                                      -------       -------
       Operating loss                                  (2,173)       (2,386)
       Interest expense                                  (427)         (618)
       Interest income                                    394           510
       Amortization of premium for redemption of
         subsidiary preferred stock                      --          (1,410)
       Subsidiary preferred stock dividends              --            (330)
       Other (expense)/income, net                      2,073            56
                                                      -------       -------
       Loss from continuing operations
       before income taxes and minority interests        (133)       (4,178)
       Income taxes                                      (117)          (20)
       Minority interest                                   59           506
                                                      -------       -------
       Loss from continuing operations                   (191)       (3,692)

       Discontinued operations:                          --          17,492
          Gain on disposal of motorcycle operations      --          19,441
          Losses of motorcycle segment after income
            taxes of(euro)266 in 2000                    --          (2,261)
          Profit of steel tube segment after income
            taxes of(euro)0 in 2000                      --             312
                                                      -------       -------
       Net profit/(loss)                                 (191)       13,800
                                                      -------       -------

The reduction of (euro) 166 thousand or 7.1% in selling general and administrative expenses in 2001 compared to 2000 reflects the cost reductions implemented by the Company.

The Company's cost saving program was hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes.

Significant elements of selling, general and administrative costs are as follows:

                                        2001          2000
                                     (euro) `000   (euro) `000

Corporate salaries                          543           692
Legal and other litigation costs            774           619
Other costs                                 856         1,028
                                     -----------   -----------
                                          2,173         2,339
                                     ===========   ===========

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

In 2000, the Company recorded a charge of (euro) 1,410 thousand of amortization for the premium on redemption of Centerpoint Series B Preferred Stock. Such charges largely relate to exchange differences as the Centerpoint Series B Preferred Stock was denominated in U.S. dollars. The Company also incurred
(euro) 330 thousand of financing costs in the form of preferred stock dividends payable to external holders of the Centerpoint Series B Preferred Stock.

Significant elements of other (expense)/income, net were:

                                                    2001          2000
                                                (euro) `000    (euro) `000

Additional reserve for Rawlings Litigation          (387)           -
Income from sale of marketable securities             122           -
Gain from the extinguishment of the
  Convertible Debentures                            2,208           -
Other                                                 130          56
                                                -------------------------
                                                    2,073          56
                                                -------------------------

Liquidity and Capital Resources

Significant cash activities in 2002

In 2002, negative operating cash flows for the major part relate to selling, general and administrative expenses in addition to the negative cash flows from the Bion transaction, as described in Item 1 and Note 4, net of the sale of Centerpoint, as described in Item 1 and Note 4 to the Consolidated Financial Statements in Item 8.

In January, 2002, OAM entered into agreements with Bion as described in Note 4 to the Consolidated Financial Statements in Item 8 and in Item 1. The substantial effect of the transactions with Bion was that the Company disposed of its controlling interest in Centerpoint. The Company received substantially the same value of proceeds it could have received had it liquidated Centerpoint. Pursuant to these transactions, OAM received the Company's US$ 4.2 million (actual transaction currency) Promissory Note and approximately US$ 3.7 million (actual transaction currency) of the approximately US$ 8.7 million (actual transaction currency) cash held by Centerpoint at the date of the transaction with Bion.

The disposals of Moto Guzzi and LITA generated sufficient cash for the Company to maintain operations which following the disposal related only to corporate costs in winding down the companies activities and legal fees related to various litigation described in Item 3 and in Note 3a to the Consolidated Financial Statements in Item 8.

Future liquidity needs

As of March 31, 2004, the Company has approximately (euro) 4.1 million (US$ 5.0 million at exchange rates prevailing at March 31 2004) in cash. Management believes such amounts to be sufficient to fund the Company's activities which principally reflect litigation which the Company has commenced against IMI (see
Item 3) and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In addition, the Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, Directors & Officers ("D & O") Insurance, and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

Following a non-binding term sheet dated December 30, 2003, between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech reached an agreement in principle pursuant to which Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 share of the Company's stock. (See "Future Business of the Company" under Item 1). If the Company and Comtech enter into a definitive agreement and the transactions contemplated thereby are consummated, it is likely that the Company would use current resources to fund costs associated with Comtech's business and the Company's liquidity would decrease.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations, Commercial Commitments and Purchase Obligations

As of December 31, 2002, the Company's contractual obligations, commercial commitments and purchase obligations were as follows (in Euro):


                                                           Payment Due by Period
                                              ----------------------------------------------
                                                        Less                          More
                                                        Than 1     1 - 3     3 - 5    Than 5
Contractual Obligations                       Total     Year       Years     Years    Years
-----------------------                       -----     ----       -----     -----    -----
Long-Term Debt Obligations                      --       --          --         -       --
Capital Lease Obligations                       --       --          --         -       --
Operating Lease Obligations                     32       11          21         -       --
Purchase Obligations                            --       --          --         -       --
Other Long-Term Liabilities Reflected
  on the Registrant's                           --       --          --         -       --
 Balance Sheet under GAAP
Total                                           32       11          21         -       --


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of cash approximates its carrying value.

Since, at March 31, 2004, 86% of the Company's cash is held in U.S. Dollars and the functional currency is Euro, the Company is subject to exchange rate fluctuations.

Fluctuations in the exchange rates between the Euro and the U.S. dollar affect the Euro equivalent of the Company's reported earnings or losses. The Company, which no longer has any operations, believes that its exposure to foreign currency exchange rate risk is not material and does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

The Company does not have any derivative financial instruments and believes its exposure to interest rate risk and other relevant market risks is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                            TRIDENT ROWAN GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Public Accountants....................................17
Consolidated Balance Sheets - Assets........................................18
Consolidated Balance Sheets - Liabilities and Shareholders' Equity .........19
Consolidated Statements of Operations.......................................20
Consolidated Statements of Changes in Shareholders' Equity (Deficit)........23
Consolidated Statements of Cash Flows.......................................24
Notes to Consolidated Financial Statements..................................27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Trident Rowan Group, Inc.
New York, New York



We have audited the accompanying consolidated balance sheets of Trident Rowan Group, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE S.p.A.


Milan, Italy
May 7, 2004

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001
In thousands of Euro or thousands of U.S. Dollars


                                                     2002             2002           2001
ASSETS                                              $ `000         (euro)`000     (euro) `000

Cash.....................................            3,419            3,256          10,714
Receivables..............................               --               --              27

  Trade, less allowance..................               --               --              13
  Other receivables......................                                                14

Prepaid Expenses.........................               62               59              62

                                                   -------          -------         -------

TOTAL CURRENT ASSETS                                 3,481            3,315          10,803
                                                   -------          -------         -------

 Property, plant and equipment...........               15               14              19

  At cost................................               30               29              88
  Less allowance for depreciation........              (15)             (15)            (69)

Other assets and receivables.............              303              289             172

                                                   -------          -------         -------

TOTAL ASSETS                                         3,799            3,618          10,994
                                                   =======          -------         =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001
In thousands of Euro or thousands of U.S. Dollars


                                                                 2002            2002           2001
LIABILITIES                                                     $ `000        (euro) `000    (euro) `000

Accounts payable ..............................................    510             486             235
Accrued expenses and other payables ...........................    551             525           1,530

                                                               -------         -------         -------

TOTAL CURRENT LIABILITIES .....................................  1,061           1,011           1,765
                                                               -------         -------         -------

Provision for claims ..........................................    462             440             440

Minority interests ............................................     80              76           5,525

SHAREHOLDERS' EQUITY ..........................................  2,196           2,091           3,264

Common stock, par value $0.01 per share:
Authorized 50,000,000 shares,
  4,064,900 shares outstanding, ...............................     58              55              55
Additional paid-in capital .................................... 57,870          55,114          55,114
Treasury stock, at cost .......................................(25,983)        (24,746)        (24,746)
Cumulative translation adjustment ............................. (1,280)         (1,219)         (1,550)
Accumulated deficit ...........................................(28,469)        (27,113)        (25,609)
                                                               -------         -------         -------

LIABILITIES AND SHAREHOLDERS' EQUITY ..........................  3,799           3,618          10,994
                                                               =======         =======         =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2002, 2001 and 2000
In thousands of Euro or thousands of U.S. Dollars


                                                        2002              2002              2001              2000
                                                       $ `000         (euro) `000       (euro) `000       (euro) `000

Selling, general and
  administrative expenses ......................        (1,282)            (1,221)           (2,173)           (2,339)
Impairment expense .............................          --                 --                --                 (47)
                                                    ----------         ----------        ----------        ----------

Total operating loss ...........................        (1,282)            (1,221)           (2,173)           (2,386)

Interest expense ...............................           (27)               (26)             (427)             (618)
Interest income ................................             2                  2               394               510
Amortization of premium for
  redemption of subsidiary
  preferred stock ..............................          --                 --                --              (1,410)
Subsidiary preferred stock
  dividends ....................................          --                 --                --                (330)
Other income/(expense), net ....................          (161)              (153)            2,073                56
                                                    ----------         ----------        ----------        ----------

Loss from continuing
operations before income
  taxes and minority interests .................        (1,468)            (1,398)             (133)           (4,178)

Income taxes ...................................          (105)              (100)             (117)              (20)
Minority interests .............................            (6)                (6)               59               506
                                                    ----------         ----------        ----------        ----------

Loss from continuing operations ................        (1,579)            (1,504)             (191)           (3,692)

Discontinued operations ........................          --                 --                --              17,492
  Loss of motorcycle operations
segment after income taxes of (euro)266 ........          --                 --                --              (2,261)
  Gain on disposal of
discontinued motorcycle operations .............          --                 --                --              19,441
Profit of steel tube segment
after income taxes (euro) 0 ....................          --                 --                --                 312

                                                    ----------         ----------        ----------        ----------

Net profit/(loss) ..............................        (1,579)            (1,504)             (191)           13,800
                                                    ==========         ==========        ==========        ==========






                                                        2002              2002              2001              2000
                                                       $ `000         (euro) `000       (euro) `000       (euro) `000

PROFIT/(LOSS) PER SHARE
Basic

Continuing operations ..........................         (0.39)             (0.37)            (0.05)            (0.91)
Discontinued operations ........................          --                 --                --                4.30
                                                    ----------         ----------        ----------        ----------
                                                         (0.39)             (0.37)            (0.05)             3.39
                                                    ==========         ==========        ==========        ==========

Weighted average number of
shares outstanding during
the period:

Basic ..........................................     4,064,900          4,064,900         4,064,900         4,069,571
                                                    ----------         ----------        ----------        ----------


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Deficit) December 31, 2002, 2001 and 2000
In thousands of Euro or thousands of U.S. Dollars


                                                                                                            TOTAL
                                                          Additional               Other                 SHAREHOLDERS' Comprehensive
                                                  Common   paid-in   Treasury  Comprehensive Accumulated   EQUITY         Income/
                                                  stock    capital    Stock        Income     deficit     (DEFICIT)       (loss)
                                                  ------  ---------- --------  ------------- ----------- ------------  -------------

At January 1, 2000                   (euro) `000      55    54,018    (24,544)      (370)     (39,218)    (10,059)

Net profit (Loss)                                   --        --         --         --         13,800      13,800        13,800
Translation adjustment                                        --         --         (208)        --          (208)         (208)
Capital increase resulting from
  acquisition of minority interest                  --         763       --         --           --           763           --

Repurchase of shares                                --        --         (202)      --           --          (202)          --
Vesting of shares subject to
  forfeit                                           --         250       --         --           --           250           --

                                                 -------   -------    -------    -------      -------     -------        -------

At December 31, 2000                 (euro) `000      55    55,031    (24,746)      (578)     (25,418)      4,344         13,592

Net profit (Loss)                                   --        --         --         --           (191)       (191)          (191)
Translation adjustment                              --        --         --         (972)        --          (972)          (972)
Vesting of shares subject to
  forfeit                                           --          83       --         --           --            83           --

                                                 -------   -------    -------    -------      -------     -------        -------

At December 31, 2001                 (euro) `000      55    55,114    (24,746)    (1,550)     (25,609)      3,264         (1,163)

Net profit (Loss)                                   --        --         --         --         (1,504)     (1,504)       (1,504)
Translation adjustment                              --        --         --          331         --           331           331
Vesting of shares subject to
  forfeit                                                     --         --         --           --          --             --

                                                 -------   -------    -------    -------      -------     -------        -------

At December 31, 2002                 (euro) `000      55    55,114    (24,746)    (1,219)     (27,113)      2,091         (1,173)

At December 31, 2002                 $ `000           58    57,870    (25,983)    (1,280)     (28,469)      2,196         (1,231)
                                                 =======   =======    =======    =======      =======     =======        =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2002, 2001 and 2000
In thousands of Euro or thousands of U.S. Dollars


                                                                 2002            2002               2001            2000
                                                                $ `000        (euro) `000       (euro) `000     (euro) `000

Loss from continuing operations ..............................  (1,579)          (1,504)            (191)          (3,692)

Adjustments to reconcile net loss to net cash provided/(used) by continuing operations:

Depreciation and amortization ................................       9                9               25               66
Amortization of deferred debt charges ........................    --               --                104              242
Non-cash finance income from
discontinued operations ......................................                                                       (158)
 Minority interests ..........................................       6                6              (59)            (506)
Amortization of premium for redemption of
  Subsidiary preferred stock .................................    --               --               --              1,038
(Gain)/Loss on disposals of subsidiaries .....................  (1,563)          (1,489)            --                (33)
Impairment reserves ..........................................    --               --               --                 46
Write down  of investment ....................................   1,247            1,188
Other operating activities ...................................    (374)            (356)             (40)             542

Changes in operating assets and liabilities:
Trade and other receivables ..................................     (95)             (90)             471              703
Prepaid expenses .............................................       3                3               36                5
Accounts payable and accrued expenses ........................    (687)            (654)          (2,167)          (2,535)
Payment of settlement of litigations .........................    --               --             (1,145)            --
Decrease in provision for claims .............................    --               --             (1,676)            --
Related party payables .......................................    --               --               --               (105)
                                                               -------          -------          -------          -------

Net cash (used)/provided by operating
  activities .................................................  (3,033)          (2,887)          (4,642)          (4,387)
                                                               -------          -------          -------          -------
Investing activities:
Net (increase)/decrease in investments .......................    --               --             16,621          (14,962)
Purchase of minorities in OAM ................................                                    (2,794)
Sale of subsidiaries, less cash disposed .....................   6,808            6,484                              (118)
Purchase of minority interest in Bion,
  net of cash ................................................ (10,019)          (9,543)            --               --
Proceeds from disposal of other assets,
  net ........................................................      (4)              (4)            --               --
                                                               -------          -------          -------          -------

Net cash (used)/provided by investing
  activities .................................................  (3,215)          (3,063)          13,827          (15,080)

                                                               -------          -------          -------          -------

Financing activities
Issuance of subsidiary preferred stock .......................    --               --               --              5,880
Redemption of subsidiary preferred stock .....................    --               --               --             (8,199)
Repurchase of shares .........................................    --               --               --               (857)
Principal payments of long-term debt .........................    --               --             (5,261)            (285)
                                                               -------          -------          -------          -------

Net cash used in financing activities ........................       0                0           (5,261)          (3,461)
                                                               -------          -------          -------          -------



TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2002, 2001 and 2000
In thousands of Euro or thousands of U.S. Dollars


                                                                 2002            2002               2001            2000
                                                                $ `000        (euro) `000       (euro) `000     (euro) `000

Increase/(Decrease) in cash from
  continuing operations ......................................  (6,248)          (5,950)           3,924          (22,928)

Cash provided/(used) by discontinued
  operations, Net of (euro) 516 (US$ 485)
  restricted cash ............................................    --               --               --             22,645

Exchange movement on opening cash ............................  (1,583)          (1,508)             212              422

Cash, beginning of year ......................................  11,250           10,714            6,578            6,439

                                                               -------          -------          -------          -------

Cash, end of year ............................................   3,419            3,256           10,714            6,578

                                                               =======          -------          =======          =======

                                       See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2002, 2001 and 2000

Supplemental Schedule of Non-Cash Activities


2002 - In January 2002 in conclusion of the Bion transaction (see Note 4) the Company received 1,000,000 Bion common stock and a warrant to acquire 1,000,000 Bion common stock at a price of US$0.90 (actual transaction currency). All the Bion common shares were written down during the year.

In settlement of the Rawlings litigation, the Company transferred 160,000 Centerpoint common stock to Rawlings. The remaining 140,000 Centerpoint common stock in the Company's possession was written down during the year.

2001 - As described in Note 4 to the Consolidated Financial Statements, as a result of the allocation of the excess of the net fair value of assets acquired and liabilities assumed over the acquisition costs of the minority interests in OAM, tax receivables of (euro) 985 thousand and an investment of (euro) 516 thousand were written down to zero.

(euro)84 thousand has been charged as stock compensation expense.

2000 - In July 2000, Centerpoint Corporation ("Centerpoint") issued 300,000 shares of Centerpoint Class A Common Shares to the Company as a fee for arranging and sponsoring the Centerpoint Series B Preferred Stock financing in February 2000. Also in July 2000, OAM exercised 100,000 warrants for Centerpoint stock at US$ 0.01 (actual transaction currency) per share. As a result of these shares issued by Centerpoint, the Company recorded a non-cash increase in paid in capital of (euro) 763 thousand.

In February 2000, US$ 1.25 million (actual transaction currency) of advances to Centerpoint were converted to Centerpoint Series B Preferred Stock.

(euro)250 thousand has been charged as stock compensation expense.

Other Supplemental Information

Interest paid amounted to (euro) 26 thousand, (euro) 42 thousand and (euro) 68 thousand in 2002, 2001 and 2000, respectively.

1.    Background and Organization

Trident Rowan Group, Inc. (the "Company") was a holding company incorporated in the United States whose subsidiaries, prior to their disposals, operated primarily in Italy. Its businesses were the manufacture and distribution of "Moto Guzzi" brand motorcycles in Italy, Europe and elsewhere in the world, the manufacture and distribution of steel tubes for the automotive and furniture markets and the provision of temporary management services to third parties.

In 2000, the Company disposed of all of its operating subsidiaries (see Note 3). It also disposed of its 57.70% controlling interest in Centerpoint Corporation ("Centerpoint") [formerly Moto Guzzi Corporation ("Moto Guzzi")] in 2002 (see
Note 4).


Reporting currency
The Company, on January 1, 2002, adopted Euro ((euro)) as its reporting currency and therefore the accompanying consolidated balance sheet as of December 31, 2002, consolidated statements of operations, consolidated statement of changes in shareholders' equity and consolidated statement of cash flows for the year ended December 31, 2002 are presented in Euro. All consolidated financial statements for each period prior to January 1, 2002 have been restated into Euro using the official Italian Lira - Euro exchange rate fixed as of January 1, 1999 at ((euro)1 to Italian Lira 1,936.27). Since the exchange rate of Lira-Euro is fixed, the Company's restated consolidated financial statements will depict the same trends as would have been presented if it had continued to present its consolidated financial statements in Italian Lira. The consolidated financial statements of the Company, however, will not be comparable to the Euro consolidated financial statements of other companies that previously reported their financial statements in a currency other than Italian Lira because currency fluctuations between Italian Lira and other currency.

When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".

All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

2.    Significant Accounting Policies

Principles of consolidation
The consolidated financial statements at December 31, 2002 included the accounts of the Company and the following majority owned subsidiaries - Trident Rowan Servizi S.p.A. ("Trident Servizi", a 99.9% owned subsidiary) and OAM S.p.A. ("OAM", a 99.6% owned subsidiary of Trident Servizi). Trident Rowan International S.A. ("Trident International") was liquidated in 2002 and Centerpoint was disposed of in 2002 (see Note 4).

The consolidated financial statements at December 31, 2001 include the accounts of the Company and the following majority owned subsidiaries - Trident Servizi, OAM, Trident International and Centerpoint (57.7% owned by OAM and 5% owned directly by the Company).

The consolidated financial statements at December 31, 2000 include the accounts of the Company and the following majority owned subsidiaries - Trident Servizi, OAM, Trident International, Centerpoint. LITA S.p.A. and the subsidiaries of Centerpoint were disposed of in 2000.

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

Foreign currency translation
Assets and liabilities of subsidiaries whose functional currency is other than the Euro ("(euro)") are translated into Euro using exchange rates prevailing at the balance sheet dates. All expenses and other transactions are translated at average exchange rates during the year. The adjustment resulting from translating the financial statements of such subsidiaries is included as a component of accumulated other comprehensive income or loss.

Property, plant and equipment
Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

Income taxes
Income taxes are provided by each entity included in the consolidation in accordance with local laws. Deferred income taxes are recognized for all significant temporary differences and are classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax asset will not be realized.

Stock-based compensation
The Company accounts for stock-based compensation using the intrinsic value method. Under this method, compensation cost for stock options, warrants and stock awards is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.
The additional compensation costs under the Company's stock option plans for 2002, 2001 and 2000, had they been accounted for using the fair value of awards at the grant date, were not material. The effect of applying variable accounting on fixed stock options or awards to employees which exercise prices have been reduced subsequent to their original measurement dates as well as the effect of the extension of the exercise periods of certain awards or options to employees, were not material to the results of operations for all periods presented.
Stock options, warrants and stock awards to persons or entities other than employees are recognized at the fair value of the Company's common stock at the date of the grant.

Net profit/(loss) per common share
Basic earnings per share from continuing operations exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share from continuing operations give effect to all potentially dilutive common shares that were outstanding during the period. Since the Company had losses from continuing operations from 2000 to 2002, potentially dilutive common shares are antidilutive for each of these years.

Accumulated other comprehensive income
Comprehensive income includes net income and difference from the translation of the balance sheets of non-Euro functional currency entities. The Company has disclosed comprehensive income in the consolidated statements of changes in shareholders equity.

Extinguishment of debt
Any gains or losses on extinguishment of debts are included in other income (expense) in the consolidated statements of operations.

New accounting standard
There were several other accounting standards issued subsequent to December 31, 2002. The Company has reviewed those standards and has determined that they are not applicable to the Company or that their impact is not material to the financial position and results of operations.

3. Discontinued Operations

3a.   Discontinued Motorcycle Operations

Sale of motorcycle operations
Moto Guzzi sold all its operating subsidiaries to Aprilia S.p.A. ("Aprilia") in 2000 for (euro) 42,284 thousand and changed its corporate name to Centerpoint. A gain on the disposal of (euro) 29,148 thousand (before minority interests of (euro) 9,707 thousand) was recognized after providing fully against eventual amounts recoverable from the amounts placed in escrow (see below).

Centerpoint placed (euro) 4,842 thousand in escrow to satisfy potential claims by Aprilia related to any breach of representations and warranties. The funds in the escrow account were to be released to Centerpoint in two payments - (euro) 3,615 thousand on September 8, 2001 and up to (euro) 1,227 thousand on September 8, 2007.

Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI"), the escrow agent under the Escrow Agreement, paid (euro) 3,931 thousand from the escrow account to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. (see Note 16).

IMI was paid (euro) 5,888 thousand in fees and expenses related to the foregoing sale of the operating subsidiaries of Centerpoint, which amount is being disputed by Centerpoint (see Note 16).

A portion of the proceeds from the sale of the operating subsidiaries of Centerpoint was used to redeem all the then outstanding Centerpoint Series B Preferred Stock for approximately US$ 12.6 million (actual transaction currency) (approximately (euro) 14,616 thousand at the then prevailing exchange rate), of which US$ 5.2 million (actual transaction currency) (approximately (euro) 5,888 thousand at the then prevailing exchange rate) was received by the Company.

3b.   Discontinued Steel Tube Operations

The Company disposed of L.I.T.A. S.p.A. ("LITA") for a consideration of (euro) 1,276 thousand in July 2000. The Company also provided a bank guarantee for
(euro) 516 thousand to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee. The Company settled (euro) 85 thousand of claims by the purchaser in 2001 and recognized this expense in the consolidated statements of operations.

4.    Changes in Investment

Purchase of minority interests in OAM
The Company purchased, on March 1, 2001, the 15.65% minority interests in OAM (that it did not already own) from DaimlerChrysler for US$2.5 million (actual transaction currency)((euro) 2,661 thousand at the effective accounting date for this transaction of January 1, 2001). The net fair value of the assets acquired and liabilities assumed of (euro) 4,173 thousand exceeded the acquisition cost by (euro) 1,512 thousand; this excess was applied to write down the fair value initially allocated to the following non-current assets of OAM - tax receivables of (euro) 985 thousand, an investment of (euro) 516 thousand and property and equipment of (euro) 11 thousand.

Bion Transaction
Centerpoint, on January 15, 2002, acquired a 35% equity interest in Bion Environmental Technologies, Inc. ("Bion") consisting of 19,000,000 common shares. Bion is engaged in waste stream remediation and organic soil and fertilizer production. Its unrestricted common share was then traded on the OTC/BB market. The considerations for the foregoing acquisition are cash of approximately US$8.5 million (actual transaction currency) (substantially all of Centerpoint's cash), the US $4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of Centerpoint to Aprilia and its claims against IMI.

Simultaneously with the consummation of this transaction, Bion purchased the 57.7% majority interest in Centerpoint from OAM. The total consideration paid by Bion consisted of (i) US$3.7 million (actual transaction currency) in cash, (ii) the assignment of the US$4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest) and related loan guarantees,
(iii) the assignment of the 65% interest in Centerpoint's claims with respect to the escrow accounts from the sale of Moto Guzzi to Aprilia and Centerpoint's claims against IMI, (iv) the issuance of 1,000,000 Bion restricted common shares to OAM, and (v) the issuance to OAM of a warrant to acquire 1,000,000 Bion common shares at a price of US$0.90 (actual transaction currency), with expiration date of January 10, 2007. David Mitchell (a director of Centerpoint) was the Chairman, President, Board Member and a principal stock and warrant holder of Bion at the time of the transaction. As a consequence of the sale, the Company recorded a gain of (euro)1,489 thousand. The carrying value of the Bion shares of (euro)841 thousand was fully written down in 2002.

In July 2002, Bion effected a 10 for 1 reverse stock split that reduced the number of shares of Bion held by the Company to 100,000 and the number of warrants held by the Company to 100,000.

5.    Tax Receivables

Tax receivables represent amounts for which reimbursement has been requested. The period for reimbursement in Italy has, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are classified as non-current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government.

6.    Accrued Expenses and Other Payables

                                               2002       2002         2001
                                              $ `000   (euro) `000  (euro) `000

      Salaries, wages and related items         215         205          207
      Value added and other taxes               219         209          123
      Other for legal costs, interest           117         111          814
      and other accrued expenses
      Provision for claims                        -           -          386
                                            --------   ---------    ---------
                                                551         525         1,530
                                            ========   =========    =========

The provision for claims as of December 31, 2001 (see Note 8) pertains to the Rawlings Litigation that was settled in 2002.

7.    Long-Term Debt

The Company issued a two-year US$ 6 million (actual transaction currency) 5% convertible debentures ("US$6 Million (actual transaction currency) Convertible Debenture") on December 28, 1999. The Company also issued US$ 250,000 (actual transaction currency) convertible debenture ("US$250,000 (actual transaction currency) Convertible Debenture") that had the same terms as the US$6 Million (actual transaction currency) Convertible Debenture to Simtov LTD, an affiliate of Emanuel Arbib (see Note 12), as payment for services in connection with the issuance of the US$6 Million (actual transaction currency) Convertible Debentures. The foregoing debentures are convertible at any time, in full or in part, into common stock of the Company.

Centerpoint loaned US$4.2 million (actual transaction currency) to the Company ("Centerpoint Loan") on June 13, 2001 pursuant to a loan agreement ("Centerpoint Loan Agreement") with the Company executing a promissory note ("Promissory Note") for the amount of the Centerpoint Loan. The Centerpoint Loan bears interest at a rate of 5 % per annum, is repayable in full on June 13, 2003 and was secured by the 300,000 Centerpoint Class A Common Stock then owned by the Company.

On June 15, 2001, from the proceeds of the Centerpoint Loan, the Company paid the holders of the US$6 Million (actual transaction currency) Convertible Debenture US$ 4,207,500 (actual transaction currency) as full payment (including past due interest of US$135,000 (actual transaction currency)). Simtov LTD, also accepted, in July 2001, US$ 218,750 (actual transaction currency) as payment in full of the US$250,000 (actual transaction currency) Convertible Debentures. The difference of (euro) 2,208 thousand between the carrying amounts of the US$6 Million (actual transaction currency) Convertible Debenture and the US$250,000 (actual transaction currency) Convertible Debenture and amounts paid in full settlement thereof were recorded in "Other income/(expense) net," in the consolidated statements of operations.

8.    Other Income/(Expense)


                                                    2002              2002              2001           2000
                                                   $ `000          (euro) `000       (euro) `000    (euro) `000

Write down of Bion shares(See Note 4)                (883)              (841)                -                -
Gain on Sale of Centerpoint (See Note 4)            1,563              1,489                 -                -
Write down of 140,000 Centerpoint shares             (364)              (347)                -                -
Exchange loss                                        (499)              (475)                -
Additional reserve for Rawlings Litigation              -                                 (387)               -
Gain from the extinguishment of the
Convertible Debentures (see Note 7)                     -                  -             2,208                -
Income from sale of marketable securities               -                  -               122                -
Other                                                  22                 21               130               56
                                              -------------      -------------     ------------     ------------
                                                     (161)              (153)            2,073               56
                                              =============      =============     ============     ============


The Company, on February 11, 2002, entered into a settlement agreement with Rawlings Sporting Goods Company with respect to the Rawlings Litigation pursuant to which the Company transferred 160,000 Centerpoint Common Stock in May 2002; in this connection, the Company recorded an additional reserve for (euro) 387 thousand in 2001.

The residual 140,000 shares of Centerpoint were written down in 2002.


9.    Income Taxes

Loss from continuing operations before income taxes and minority interests consisted of the following:

                               2002        2002         2001          2000
                              $ `000    (euro) `000  (euro) `000   (euro) `000

             United States    (1,152)     (1,098)         103        (4,479)
             Italy              (316)       (300)        (100)          364
             Elsewhere                        --         (136)          (63)
                              ------      ------       ------        ------
                              (1,468)     (1,398)        (133)       (4,178)
                              ======      ======       ======        ======


Income tax expense consisted of the following:


                               2002         2002          2001          2000
                              $ `000     (euro) `000   (euro) `000   (euro) `000
             Current:

             US                  105          100           100            --
             Italy                --           --            17            20
                              ------       ------        ------        ------
                                 105          100           117            20
                              ------       ------        ------        ------
             Deferred:
                              ------       ------        ------        ------
             Total               105          100           117            20
                              ======       ======        ======        ======

Significant components of the Company's deferred tax assets are as follows:


                                             2002           2002           2001          2000
                                            $ `000      (euro) `000     (euro) `000   (euro) `000

      Accrued expenses                         210            200            123            604
                                           -------        -------        -------        -------

      Net operating loss carry forwards     13,360         12,723         16,030          9,924

      Valuation allowance                  (13,360)       (12,723)       (16,030)        (9,924)
                                           -------        -------        -------        -------
      Net deferred tax assets                   --             --             --             --
                                           =======        =======        =======        =======

It is management's opinion that it is more likely than not that loss carry-forwards of the US company will not be realized; therefore deferred tax assets were fully covered by valuation allowance.


The reconciliation of income taxes shown in the consolidated statements of operations and the amount derived by multiplying loss from continuing operations before income taxes and minority interest and the statutory U.S. federal income tax rate is as follows


                                                        2002         2002          2001         2000
                                                       $ `000    (euro) `000   (euro) `000   (euro) `000

      Computed tax credit at U.S.
        federal rate on losses from
        continuing operations                           (513)        (489)          (47)         (1463)
      Losses and reversals of short-term
        reserves for which valuation allowance
        was provided                                      --           --            --           1760
      Valuation allowance on the deferred tax
        asset related to tax losses
        carried forward                                  513          489            47             --
      Non-deductible expenses and local taxes,
        Net                                              105          100           117           (278)

                                                      ------       ------        ------         ------
                                                         105          100           117             19
                                                      ======       ======        ======         ======

For U.S. federal income tax purposes, the Company has net operating loss carry-forwards of approximately US$ 13.3 million (actual transaction currency) at December 31, 2002. These losses expire from 2004 through 2022. United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested.

At December 31, 2002 the Company had net operating loss carry-forwards for Italian income tax purposes that expire as follows:

                                         2002          2002
                                        $ `000      (euro) `000

      2005                                3,265         3,110
      2006                                1,378         1,312
      2007                                   25            24
                                       ---------     ---------
                                          4,668         4,446
                                       =========     =========

The Directors are planning to place the Italian subsidiary into liquidation by April 30, 2004. In that event, any remaining loss carry-forwards will not be realized.


10.   Shares issued in Connection with Employment Agreements

In 1998 the Company issued 205,000 common shares to Mark S. Hauser (see Note 12) and Emanuel M. Arbib (see Note 12). The shares issued have contractual transfer restrictions lapsing equally over a three-year period ended December 31, 2000. The issuance of these shares has been accounted for using the quoted market price of the Company's common stock as of the date of the agreements of US$ 4.06 (actual transaction currency) per share and charged to compensation expense over the life of the service contracts. The compensation expense related to these shares issuances were (euro) 250,000 and (euro) 83,000 in 2000 and 2001, respectively.

11. Stock Options and Warrants (all amounts in US$, the actual transaction currency)

Tamarix warrant
In 1997, in connection with the purchase by Tamarix Investors LDC of a controlling block of shares of the Company, the Company issued 1,250,000 warrants to the management of Tamarix Investors LDC. The warrants were exercisable through May 2, 2000 at an exercise price of US$ 6.00, subsequently revised to US$ 5.50 in October 1998. These warrants were distributed to Messrs. Hauser, Bulgari and Arbib or their associates in 1999 as part of a reorganization of Tamarix Investors LDC.

In February 2000, in connection with the then auction of the operating subsidiaries of Centerpoint (see Note 3a), the Company reduced the exercise price of the warrants previously issued to individuals identified below (or their affiliates) to US$ 3.50 per share (the then current quoted market price of the Company's common stock) and extended the expiration date of those warrants to June 2007:

                                                     Original      New
                                       Warrants      Exercise    Exercise
           Name                        Repriced       Price*      Price*
     ---------------------             --------      --------    --------

     Mark S. Hauser                    152,185      $    5.50   $     3.50
     Azzurra (an affiliate of          250,000      $    5.50   $     3.50
     Mark Hauser)
     Simtov, LTD (an                    99,212      $    5.50   $     3.50
     affiliate of Emanuel
     Arbib)
     Gianni Bulgari                    190,534      $    5.50   $     3.50
                                   -----------
                                       691,931
                                   ===========

            * the actual transaction currency is US Dollars

The expiration date of the remaining 558,069 warrants was also extended to June 2007. Furthermore, in February 2000, additional 200,000 warrants were issued to Mark Hauser and affiliates. This brought his total to 804,370. Of this total, one half were exercisable at $3.50 (and repriced in June 2003 to $1.25) and the other half exercisable at $5.50 (repriced in June 2003 to $1.50).

The above warrants and other warrants were further re-priced in June 2003 (see
Note 17).

Publicly traded warrants (OTC/BB: TRGIW)
The Company issued 1,437,500 warrants in June 1997; which all expired unexercised in June 2002.

1995 Non Qualified Plan Options
The Company's "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. The Board of Directors has authorized the issuance of a total of 2,000,000 options under this plan. The total options granted under this plan prior to 2000 were 775,000 options (net of forfeitures) at an exercise price of US$ 12.26 . On March 19, 1998, the Company granted to certain officers options to purchase an aggregate of 280,000 common stock at an exercise price of US$5.00 in exchange for the 710,000 outstanding options. The remaining 65,000 options were forfeited in 2000.

Also on March 18, 1998, the Company granted options to Mr. Hauser, Mr. Arbib and Tamarix to purchase an aggregate of 212,000 common stock at an exercise price of US$ 5.00 and granted a further 105,000 options to persons not previously included in its "1995 Non-Qualified Plan". 65,000 and 157,000 of these options were forfeited prior to 2000 and in 2000, respectively, when the grantees left the Company. In February 2000, in connection with the then upcoming auction of the operating subsidiaries of Centerpoint, the Company reduced the exercise price of 50,000 stock options previously granted to Mr. Hauser to US$ 3.50 per share (the then current quoted market price of the Company's common stock). In June 2003, the Company reduced the price of various options issued to Mr. Hauser and other officers and directors of the Company (see Note 17).

As of December 31, 2002, the outstanding options under the "1995 Non-Qualified Plan" which are all exercisable, are as follows - 245,000 options (exercise price is $5.00 per share, reduced to $1.50 per share in 2003), 80,000 options (exercise price is $5.50 per share, reduced to $1.50 per share in 2003) and 50,000 options (exercisable price is $3.50 per share, reduced to $1.25 per share in 2003).


1995 Director's Plan
Every non-employee directors, who were never previously employed by the Company or eligible to receive options, annually receive, on each January 2, options to purchase 5,000 shares under the 1995 Directors' Plan. Newly appointed or elected non-employee directors are granted options upon taking office. The authority to grant options under the 1995 Directors' Plan will terminate on the earlier of December 1, 2005 or upon the issuance of the entire 150,000 shares of stock reserved for issuance under the plan.

The exercise price is fixed at the reported closing price of the stock on January 2, or date of election of Directors for subsequent grants. All options issued prior to 2000 were forfeited as a result of changes in the Board of Directors except for 7,917 options with an exercise price of US$ 5.50 and 7,917 options with an exercise price of US$ 5.00. The Company issued 45,000 options on January 3, 2000 with an exercise price of US$ 5.50 and a further 15,000 options were issued on January 2, 2001 with an exercise price of $0.75 and another 15,000 options were issued on January 2, 2002, with an exercise price of $1.31.

As of December 31, 2002, the outstanding exercisable options under the "1995 Director's Plan" are as follows - 7,917 options (exercise price is $5.00 per share, reduced to $1.50 per share in 2003), 52,917 options (exercisable price is $5.50 per share, reduced to $1.50 per share in 2003), 15,000 options (exercisable price is $0.75 per share, increased to $1.50 per share in 2003). The remaining 15,000 options (exercisable price is $1.31 per share, increased to $1.50 per share in 2003) are not exercisable at December 31, 2002.

As of March 31, 2004, 105,834 director options are issued and outstanding and 44,166 are available for issuance.



The following is a summary of transactions pertaining to the 1995 Non-qualified Plan and the 1995 Director's Plans:


                                                    2002                     2001                    2000
                                                          Weighted                Weighted                 Weighted
                                                          Average                 Average                  Average
                                             Shares       Exercise     Shares     Exercise     Shares      Exercise
                                             (000's       Price*       (000's)     Price*      (000's)      Price*

Outstanding, January 1                        451        $   4.84       436       $   4.92       649       $   5.76
Granted                                        15        $   1.31        15       $   0.75        45       $   5.50
Exercised                                      --              --        --             --        --             --
Forfeited or exchanged                         --              --        --             --      (258)      $   6.54
Outstanding, December 31                      466        $   4.73       451       $   4.84       436       $   4.92
                                           -------------------------------------------------------------------------
Options Exercisable, December 31              451        $   4.84       436       $   4.98       421       $   4.90

* the actual transaction currency is US Dollars


The following is a summary of the status of stock options outstanding and exercisable under the 1995 Non-qualified Plan and the 1995 Director's Plans as of December 31, 2002:


                                     Stock Options Outstanding       Stock Options Exercisable
                                                         Weighted
                                            Weighted     Average                     Weighted
                                            Average      Remaining                   Average
                Range of       Shares       Exercise    Contractual    Shares        Exercise
             Exercise Price    (000)'s       Price*        Life       (000's)        Price*
         $5.50                   133         $5.50       5.00 years     133          $5.50
         $5.00                   253         $5.00       5.00 years     253          $5.00
         $3.50                   50          $3.50       5.00 years     50           $3.50
         $1.31                   15          $1.31       5.00 years      -             -
         $0.75                   15          $0.75       4.00 years     15           $0.75
         -------------------------------------------------------------------------------------
         Totals                  466         $4.73                      451          $4.84

            * the actual transaction currency is US Dollars

Other options
The Company sold to GKN Securities Corp. for US$ 100, 125,000 options exercisable through June 10, 2002 at an exercise price of US$ 6.12 and issued 173,306 warrants exercisable through June 10, 2000 at an exercise price of US$
6.00 to certain shareholders as an inducement for them to enter into lock-up agreements with the Company and GKN Securities Corp. in connection with its June 1997 public offering. These options and warrants expired unexercised. No compensation expense related to these options and warrants were recognized in 2000, 2001 and 2002.

The Company incurred losses from continuing operations in 2000 and had no operations in 2001 and 2002. All warrants and options described above are considered anti-dilutive.


12.  Related Party Transactions

Tamarix Capital Corporation / Mr. Mark Hauser
Tamarix Capital Corporation provides financial services to the Company. Mark Hauser (a principal of Tamarix Capital Corporation) served in various capacities with the Company - as Chief Executive Officer, Executive Chairman and Director. He is currently joint Chief Executive Officer of the Company.

Mr. Emanuel Arbib
Mr. Arbib served the Company in various capacities - as a Director and also as Chief Financial Officer. He also held the position of director of Centerpoint until the sale of its operating subsidiaries, to Aprilia. He is currently joint Chief Executive Officer of the Company.

TIM disposal
The Company sold its management services subsidiary in 2000 to the management of the subsidiary. The Company, as consideration, received 55,000 of its own shares held by the management of the subsidiary with a fair value of (euro) 201 thousand at the date of sale.

Andrea della Valle and Mark Segall
Andrea della Valle (a former director of the Company) and Investec Ernst & Company (an investment banking firm where Mark Segall, a director of the Company, was an executive officer at the time of the transaction) were paid by Centerpoint commission of US$ 180,000 (actual transaction currency) and US$80,000 (actual transaction currency), respectively, in connection with Fineco's purchase of the Centerpoint Series B Preferred Stock in 2000.

13.   Export Sales and Geographic Information


Identifiable assets by location were as follows:      2002       2002          2001
                                                     $ `000   (euro) `000  (euro) `000

      Italy                                             663        631          566
      United States                                   3,136      2,987        9,947
      Elsewhere                                           -          -          481
                                                  ----------------------------------
                                                      3,699      3,618       10,994
                                                  ==================================

Assets held elsewhere are principally related to cash held by Trident Rowan International (a Luxemburg company). The assets held in the US are US dollar cash mainly owned by OAM and deposited in US banks.

14.   Concentration of Credit Risks

The Company has cash with various financial institutions of national standing in Italy and the United States.

15.   Financial Instruments

The fair value of cash approximates its carrying value.

16.   Claims and litigation

The provision for claims as of December 31, 2002 pertains to minor litigations.

Litigation pending:

Wilson/Travelers Litigation
The Company sued Travelers Casualty and Surety Company ("Travelers"), its insurer, when Travelers disclaimed coverage and defense of a personal injury litigation ("Wilson Litigation"). The dispute was settled in December 2003 with Travelers paying the Company $1,450,000 (actual transaction currency) ((euro)1,285 thousand). This amount was recorded in "other income" in 2003.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement
Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, Banca di Intermediazione Mobiliare IMI S.p.a. ("IMI"), the escrow agent under the Escrow Agreement, paid (euro) 3,931 thousand from the escrow account (see Note 3a) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and OAM, in October 2003, entered into a settlement agreement with Aprilia, with the latter paying (euro) 1,420,256 to Centerpoint, including
(euro) 206,583 of legal fees. OAM recorded in "other income" an equivalent of 65% of the net proceeds of this settlement. The right to the remaining 35% of the proceeds is owned by Centerpoint (no longer a related party of the Company as of December 31, 2003 (see Note 4).

The residual balance of approximately (euro) 600 thousand remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any, after eventual successful claims by Aprilia, will be released in September 2007. OAM is entitled to 65% of amounts eventually released; this claim (a contingent asset) is not recorded in the consolidated balance sheets.

IMI Fees
In relation to the sale of the subsidiaries of Centerpoint (a former subsidiary of the Company) to Aprilia S.p.A, IMI was paid (euro) 5,888 thousand in fees and expenses it claimed under its engagement letter with the Company and OAM. The Company disputed the calculation of IMI's fees and has brought a suit in Italy seeking reimbursement of (euro) 4,527 thousand (approximately US$
4.25 million). The judge handling the lawsuit has heard the case several times in 2002 and 2003. As of March 31, 2004, the lawsuit is still pending; however, the Company is in discussion with IMI for an eventual out-of-court settlement.

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

17.   Subsequent events

Merger of OAM and Trident Servizi
On March 27, 2003, OAM was merged into Trident Servizi effective January 1, 2003. The terms of the merger provides for: (a) cancellation of the entire share capital of OAM owned by Trident Servizi; (b) issuance of 73 new Trident Servizi shares for every 1,000 OAM shares to the residual minority owner of OAM; (c) increase in the share capital of Trident Servizi from 664,000 to 672,856 shares; and (d) change in the name of Trident Servizi to OAM S.p.A.

Bion
In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to US$1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing, among other things, that Centerpoint cancel all antidilution and penalty provisions in existing agreements between Bion and Centerpoint. On May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM also on behalf of Centerpoint and (iii) the payment by Bion to OAM of US$80,000 (actual transaction currency) plus US$10,000 (actual transaction currency) in legal expenses.

The public filings of Bion disclosed that it is under financial difficulty and, in January 2004, closed its New York office and all remaining employees and consultants are working from their homes. Moreover, in January 2004, again as disclosed in Bion public filings, the registration of its shares of stock was terminated.

Centerpoint, in January 2004, distributed all Bion shares it owned pro-rata to the holders of its common stock. The Company received 44,240 Bion shares which are deemed to be of no value. The registration of Centerpoint shares was terminated in February 2003.

Stock Option and Warrant Repricing

The following warrants and options were repriced and extended in July 2003 as follows:


------------------------------- ----------- --------------------------- --------------------- -----------

                                             Number of Securities
                                                  Underlying            Exercise Price at       New
                                             Options/War-rants/SARs     Time of Repricing     Exercise
Name                            Date         Repriced or Amended (#)    or Amendment ($)*     Price($)*
------------------------------- ----------- --------------------------- --------------------- -----------
Mark Hauser                     6/20/03     50,000 (Options)            US$3.50               US$1.25
                                            87,917 (Options)            US$5.50               US$1.50
                                            152,185 (Warrants)          US$3.50               US$1.25
                                            152,185 (Warrants)          US$5.50               US$1.50
------------------------------- ----------- --------------------------- --------------------- -----------
Emanuel Arbib                   6/20/03     65,000 (Options)            US$5.00               US$1.50
                                            7,917 (Options)             US$5.00               US$1.50
------------------------------- ----------- --------------------------- --------------------- -----------
Gianni Bulgari                  6/20/03     15,000 (Options)            US$5.50               US$1.50
                                            5,000 (Options)             US$0.75               US$1.50
                                            5,000 (Options)             US$1.31               US$1.50
                                            5,000 (Options)             US$0.25               US$1.50
                                            190,534 (Warrants)          US$3.50               US$1.25
                                            190,533 (Warrants)          US$5.50               US$1.50
------------------------------- ----------- --------------------------- --------------------- -----------
Howard Chase                    6/20/03     140,000 (Options)           US$5.00               US$1.50
                                            15,000 (Options)            US$5.50               US$1.50
                                            5,000 (Options)             US$0.75               US$1.50
                                            5,000 (Options)             US$1.31               US$1.50
                                            5,000 (Options)             US$0.25               US$1.50
------------------------------- ----------- --------------------------- --------------------- -----------
Nick Speyer                     6/20/03     40,000 (Options)            US$5.00               US$1.50
------------------------------- ----------- --------------------------- --------------------- -----------
Azzurra (an affiliate of        6/20/03     250,000 (Warrants)          US$3.50               US$1.25
Mark Hauser)                                250,000 (Warrants)          US$5.50               US$1.50
------------------------------- ----------- --------------------------- --------------------- -----------
Simtov, LTD (an affiliate       6/20/03     99,212 (Warrants)           US$3.50               US$1.25
of Emanuel Arbib)                           165,351 (Warrants)          US$5.50               US$1.50
------------------------------- ----------- --------------------------- --------------------- -----------
Mark Segall                     6/20/03     15,000 (Options)            US$5.50               US$1.50
                                            5,000 (Options)             US$0.75               US$1.50
                                            5,000 (Options)             US$1.31               US$1.50
                                            5,000 (Options)             US$0.25               US$1.50
------------------------------- ----------- --------------------------- --------------------- -----------

* the actual transaction currency is US Dollars



The expiration dates of all of the above warrants and options were extended to July 1, 2009 in order to motivate the holders to continue to assist the Company in maximizing shareholder value. In determining the repricing, the board considered, among other issues, the following :

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

vi)   other relevant factors.



Release of LITA S.p.A. Guarantee

On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. In connection with this release, the Company paid (euro) 30,000 in 2004 and will record a gain of (euro)486 thousand in 2004, primarily for face value of the investment of the Company used to secure the guarantee that it has written-off in prior years.



Comtech Deal

Following the non-binding term sheet dated December 30, 2003, between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech reached an agreement in principle pursuant to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and electronic market.



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

Directors and Executive Officers

As of December 31, 2002 and as of the date of the report, except as noted, the Directors of the Company were as follows:

Name                              Age  Position
----                              ---  --------

Mark S. Hauser ...............    46   President and Joint Chief Executive
                                       Officer, Director
Emanuel Arbib ................    36   Joint Chief Executive Officer, Director
Howard E. Chase ..............    68   Director
Gianni Bulgari ...............    67   Director
Mark B. Segall ...............    42   Director and Secretary


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

Mark B. Segall has been a director of the Company since December 1999 and the Company's Secretary since December 1999. Mr. Segall was a partner at Kramer Levin Naftalis & Frankel LLP ("Kramer Levin"), a New York law firm, until October 1999. In October 1999, he became a Senior Vice President and the General Counsel at Investec Ernst & Company, and in October 2001 President and CEO of Investec Inc. The US investment banking operations of Investec were terminated in June 2003 at which time Mr. Segall left Investec and became Chairman and CEO of Kidron Corporate Advisors LLC, a M & A advisory boutique.

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
                                Officer from December 1999
                                President and Chief Executive Officer
                                from March 1998
                                Director of the Company from May 1997

Emanuel Arbib  .....     36     Joint Chief Officer from December 1999
                                Chief Financial Officer from March 1998
                                Director of the Company from May 1997

Information relating to the past business experience of Messrs. Hauser and Arbib, is set forth above under "Directors." All executive officers will serve in their respective capacities in accordance with the forms of their employment agreements and arrangements, until their successors shall have been elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION (all amounts stated in US$, the actual transaction currency)

The following table shows, for the three fiscal years ended December 31, 2002, 2001 and 2000, the cash and certain other compensation paid or accrued for those years to the President of the Company and Joint Chief Executive Officers of the Company (collectively, "Named Executive Officers"). Other than as indicated in the table below, no executive officer of the Company received salary plus bonus in excess of US$100,000 during the fiscal year ended December 31, 2002.



SUMMARY COMPENSATION TABLE


                                                                                   Long -Term Compensation Awards
                                                Annual             Other
                                                Compensation       Annual             Restricted     Options/
Name and Principal Position             Year    Salary (Lira/$)    Compensation (3)   Stock          SARs (#)
---------------------------             ----    ----------------   ----------------   -----          --------
Mark S. Hauser(2) (3)                    2002     $160,000          -0-               -0-             -0-
President and Joint Chief Executive
Officer since December 1999              2001     $160,000          -0-               -0-             -0-
President and Chief Executive
Officer since March 1998                 2000     $235,000          $90,000           -0-             -0-
Emanuel Arbib(4)                         2002     $100,000          -0-               -0-             -0-
Joint Chief Executive Officer since
December 1999                            2001     $100,000          -0-               -0-             -0-
Chief Financial Officer since March      2000     $100,000          -0-               -0-             -0-
1998


(1) The aggregate amount of all perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the greater of US$ 50,000 or 10% of such Named Executive Officer's salary.

(2) 2000 compensation includes cash compensation received from Centerpoint (formerly Moto Guzzi), and the value of office space provided to Mr. Hauser in 2000. Includes warrant and option repricing in 2000 described below.

(3) Other Annual Compensation for Mr. Hauser in 2000 includes fees received as chairman of Moto Guzzi Corporation, then an affiliate of the Company

(4) In July 2001, Mr. Arbib accepted US$ 218,750 as payment in full on the US$ 250,000 5% Convertible Debenture issued to Simtov LTD an affiliate company of Mr. Arbib in connection with Mr. Arbib's efforts in placing US$ 6,000,000 of such Debentures in 1999. See "Ten-Year Stock Option and Warrant Repricings" below


Employment Contracts

On March 18, 1998, the Board of Directors approved a three year employment contract commencing May 1, 1998 with Mark S. Hauser as President and Chief Executive Officer, a three year consulting contract commencing May 1, 1998 with Emanuel M. Arbib as Chief Financial Officer and a one year, renewable agreement commencing May 1, 1998 with Tamarix Capital Corporation, a company controlled by Mr. Hauser which supercedes a prior existing contract, for provision of merchant banking services to the Company. Upon expiration of the above three year contracts, a one year renewable contract was signed. Mr. Hauser has agreed that his compensation will terminate upon, and as of, any liquidation of the Company.

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

In February 2000, in connection with the Company's auction of the Moto Guzzi operations, the Company and Mr. Hauser renegotiated his employment agreement and compensation arrangements and agreed that (i) Mr. Hauser's employment agreement with Moto Guzzi would terminate effective immediately and that Mr. Hauser would be paid not more than US$ 250,000 in severance in connection with such termination out of the proceeds of the Moto Guzzi closing (US$ 169,500 was eventually received by Mr. Hauser), (ii) Mr. Hauser would continue as Executive Chairman of Moto Guzzi without compensation, (iii) all compensation under his employment agreement with the Company would be deferred until such time as the Company has adequate resources to pay such compensation, (iv) the executive office space of the Company in New Jersey would be combined with that of Moto Guzzi in New York, and that the Company and Moto Guzzi would pay Mr. Hauser only for his actual out of pocket expenses in connection with maintaining such offices, (v) Mr. Hauser would continue to serve as the Company's Co-CEO, (vi) the exercise price of 402,185 of the 804,370 warrants issued to Mr. Hauser and his affiliates would be reduced to US$ 3.50 per share and the expiration date of such warrants would be extended to June 2007, the balance only extended to June 2007 and an additional 200,000 warrants issued, and (vii) the exercise price of 50,000 of the 137,917 options issued to Mr. Hauser would be reduced to US$ 3.50 per share repriced in 2003 to $1.25. All deferred amounts under Mr. Hauser's employment agreement were paid in 2001. As of December 31, 2002, Mr. Hauser holds 87,917 options exercisable at $1.50 (after the July 2003 repricing) and an additional 50,000 at $1.25 (after the July 2003 repricing).

Mr. Hauser continued to serve as Executive Chairman of Centerpoint without compensation until his resignation in January 2002 in connection with Bion's acquisition of a controlling interest in Centerpoint.

Under the terms of the employment agreement entered into with Mr. Arbib in 1998, Mr. Arbib is entitled to compensation of US$ 100,000 per year and the issuance of 75,000 shares of the Company's Common Stock with contractual transfer restrictions lapsing as to one-third thereof on each of December 31, 1998, 1999 and 2000 and 65,000 options exercisable at US$ 5.00 per share reduced to $1.50 in 2003. Cash compensation under the employment agreement was originally deferred and accrued, and no cash compensation under the agreement was paid in 1998. Those restrictions were satisfied in 1999 and the Company commenced payment of the accrued compensation in 1999. Mr. Arbib has agreed that his compensation will terminate upon, and as of, any liquidation of the Company.

From March 1999 through April 2000 Mr. Arbib was also engaged as a financial consultant to Moto Guzzi at compensation of US$ 30,000 per year plus reimbursement of expenses and the grant of stock options.

In February 2000, in connection with the Company's auction of the Moto Guzzi operations, the Company and Mr. Arbib renegotiated his consulting agreement and compensation arrangements and agreed that (i) Mr. Arbib's consulting agreement with Moto Guzzi would terminate effective immediately and that Mr. Arbib would be paid US$ 37,900 in severance in connection with such termination out of the proceeds of the closing, (ii) all compensation under his employment agreement with the Company would be deferred until such time as the Company has adequate resources to pay such compensation, (iii) Mr. Arbib would continue to serve as the Company's Co-CEO, and (iv) the exercise price of 289,746 of the 645,630 warrants issued to Mr. Arbib and Gianni Bulgari and their affiliates would be reduced to US$ 3.50 per share, now reduced to $1.50 in 2003. All deferred amounts under Mr. Arbib's employment agreement were paid in 2001.

Report on Executive Compensation

The Company does not have a standing compensation committee. The compensation of Mark Hauser, the President and Chief Executive Officer of the Company, and Emanuel Arbib, the Joint Chief Executive Officer of the Company, during fiscal year ended December 31, 2002, was the result of negotiated employment agreements and arrangements approved by the outside directors with Messrs. Hauser and Arbib and not the implementation of any compensation policy. The Company had no other executive officers during fiscal year ended December 31, 2002.

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

Options relating to 15,000 shares were issued on January 2, 2001 and 2002 at an exercise price of US$ 0.75 and $1.31, respectively per share and were all repriced to $1.50 in 2003. Options are not exercisable until the later of January 2 of the year succeeding the date of grant or six months following the date of grant.

The authority to grant options under the 1995 Directors' Plan will terminate on the earlier of December 1, 2005 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan, which is 150,000. As of March 31, 2004, the date of this report, 105,834 director options are issued and outstanding and 44,166 are available for issuance.

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

Mark S. Hauser
Emanuel Arbib
Howard E. Chase
Gianni Bulgari
Mark Segall


Ten-Year Stock Option And Warrant Repricings

The table below sets forth information concerning all repricings of options, warrants and SARS held by any executive officer of the Company during the last ten completed fiscal years (all amounts in US$, the actual transaction currency).


------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
                                   Number of                                                                Length of
                                  Securities                             Exercise Price                     Original
                                  Underlying                               at Time of                    Option/Warrant
                              Options/Warrants/SARs   Market Price of      Repricing                     Term Remaining
                                  Repriced or        Stock at Time of    or Amendment       New            at Date of
                                  Amended (#)         Repricing or            ($)           Exercise       Repricing or
       Name           Date                            Amendment ($)                         Price($)        Amendment
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Howard E. Chase     3/18/98    140,000(1)(2)        US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Albino Collini      3/18/98    50,000(1)(3)         US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mario               3/18/98    50,000(1)(4)         US$5.00              US$12.26           US$5.00      2 years
Tozzi-Condivi
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------






------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
                                   Number of                                                                Length of
                                  Securities                             Exercise Price                     Original
                                  Underlying                               at Time of                    Option/Warrant
                              Options/Warrants/SARs   Market Price of      Repricing                     Term Remaining
                                  Repriced or        Stock at Time of    or Amendment       New            at Date of
                                  Amended (#)         Repricing or            ($)           Exercise       Repricing or
       Name           Date                            Amendment ($)                         Price($)        Amendment
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Domenico Costa      3/18/98    40,000(1)(5)         US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         2/00       50,000(1)            US$3.50              US$5.00            US$3.50      3 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         2/00       152,185 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Azzurra (8)         2/00       250,000 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Simtov, LTD (9)     2/00       99,212 (6)           US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Gianni Bulgari      2/00       190,534 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         6/20/03    50,000 (1)           US$0.29              US$3.50            US$1.25      4 years (10)
                               87,917 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               152,185 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               152,185 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Emanuel Arbib       6/20/03    65,000 (1)           US$0.29              US$5.00            US$1.50      4 years (10)
                               7,917 (1)            US$0.29              US$5.00            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Gianni Bulgari      6/20/03    15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
                               190,534 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               190,533 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Howard Chase        6/20/03    140,000 (1)(11)      US$0.29              US$5.00            US$1.50      4 years (10)
                               15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Nick Speyer         6/20/03    40,000 (1)           US$0.29              US$5.00            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Azzurra (8)         6/20/03    250,000 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               250,000 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Simtov, LTD (9)     6/20/03    99,212 (6)           US$0.29              US$3.50            US$1.25      4 years (10)
                               165,351 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Segall         6/20/03    15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------


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

Options/SAR Grants in Last Fiscal Year

15,000 stock options were granted to the directors during the fiscal year ended December 31, 2002.

Aggregate Options/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at the end of 2002.


--------------------------------------------------------------------------------------------------
                 Shares                Number of Securities
                 Acquired    Value     Underlying                  Value of Unexercised
Name             on          Realized  Unexercised                 In-the-Money
                 Exercise    ($)       Option/SARs at Fiscal       Options/SARs at
                 (#) (1)               Year-End                    Fiscal Year-End ($)
                                      (Exercisable/Unexercisable)  (Exercisable/Unexercisable) (2)
---------------------------------------------------------------------------------------------------
Mark Hauser          -          -           137,917 / 0                        -
---------------------------------------------------------------------------------------------------
Emanuel Arbib        -          -            72,917 / 0                        -
---------------------------------------------------------------------------------------------------


(1)   None of the Named Executive Officers exercised any stock options in 2002.

(2) The fair market value of the securities underlying the options was less than the exercises price of the options at December 31, 2002.




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

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a standing compensation committee of the Board of Directors. During the fiscal year ended December 31, 2002, no officer or employee of TRG or any of its subsidiaries, nor any former officer of the Company or any of its subsidiaries, participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Messrs. Hauser and Arbib, who are both directors and executive officers of the Company, have not participated in any deliberations of the Company's Board of Directors concerning their employment agreements and arrangements with the Company.

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


                                                   Number of Shares          Percentage
Name and Address of Beneficial Owner*             Beneficially Owned      Beneficially Owned
-------------------------------------             ------------------      ------------------

Mark S. Hauser .................................    1,754,866(1)(2)            27.1%
Gianni Bulgari .................................    1,498,827(2)(3)            23.2%
c/o Gruppo G.B. Bulgari
via M. Mercati, 17A
00187 Rome, Italy
Emanuel Arbib ..................................      475,972(2)(4)             7.4%
Howard E. Chase ................................      180,000(5)                2.8%
Nick Speyer ....................................       40,000(6)               **
Mark Segall ....................................       30,000(7)               **
William Spier ..................................       15,000                  **
Finprogetti Spa ................................      635,238                   9.8%
Via Fieno 8
20123 Milan, Italy
Jan H. Loeb ....................................      311,700                   4.8%
All directors and officers as a group ..........    3,939,665                  60.9%


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

(7)  Includes 30,000 presently exercisable options

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

In December 2001, Centerpoint's Board of Directors met to evaluate the alternative strategies and investments available to it. Investec presented to the Centerpoint Board of Directors their conclusions on a number of potential investments. After review of the possible investments, the Centerpoint Board of Directors resolved to approve the acquisition of 19,000,000 shares of Bion for total consideration of US$ 14,250,000 (actual transaction currency) comprised of the following: (i) approximately US$ 8,500,000 (actual transaction currency) in cash, (ii) assignment of the Company's US$ 4.2 million (actual transaction currency) promissory note, (iii) assignment of 65% of Centerpoint's claims against IMI, (iv) assignment of 65% of Centerpoint's claims against Aprilia and eventual rights to the balances in escrow, and (v) assignment of all of Centerpoint's rights under the Centerpoint Loan Agreement.

In early January 2002, the Board of Directors of OAM, a subsidiary of the Company and the majority stockholder of Centerpoint, met and approved the sale of 3,459,997 shares of common stock of Centerpoint owned by OAM, or 100% of OAM's investment in Centerpoint, to Bion pursuant to a Stock Purchase Agreement dated as of January 15, 2002, for the following consideration ("Sale of the Centerpoint Shares"): (i) 1,000,000 restricted shares of Bion common stock, (ii) a warrant to purchase 1,000,000 shares of Bion common stock for a purchase price of US$ 0.90 per share (actual transaction currency), (iii) US$ 3,700,000 (actual transaction currency) in cash, (iv) the assignment to OAM of the Company's US$
4.2 million (actual transaction currency) promissory note, and the principal and interest payable there under, (v) assignment of a 65% interest in Centerpoint's claims against IMI, (vi) assignment of a 65% interest in Centerpoint's claims against Aprilia and eventual rights to the balances in escrow, and (vii) assignment of all of Centerpoint's rights under the Centerpoint Loan Agreement.

On January 15, 2002, Centerpoint closed the Bion Investment, and immediately upon the consummation of the Bion Investment, OAM and Bion closed the Sale of the Centerpoint Shares.

In connection with the Bion Investment, Centerpoint also approved the Sale of the Centerpoint Shares and the Company and OAM waived their rights to cause Centerpoint to proceed with liquidation and released Centerpoint from such obligations.

In connection with the assignment of the claims against IMI, Aprilia and the residual claims against amounts in escrow following the sale of Centerpoint subsidiaries to Aprilia, OAM agreed that it will continue to administer any litigation related to, settlement of, or other resolution of such claims, to the best of its ability, on behalf of both OAM and Centerpoint.

For further details concerning the Bion Investment and Sale of the Centerpoint Shares, and various agreements among Bion, Centerpoint and the Company, please see Item 1 and Note 4 to the Consolidated Financial Statements.

Warrant and Option Repricing
In February 2000, and in June 2003, the Company repriced and extended various options and warrants owned by executive officers and affiliates of the Company. Please see "Stock Option and Warrant Repricing" above for further details.

Centerpoint Loan and early payoff of Debentures
Centerpoint loaned US$4,200,000 (actual transaction currency) to the Company (Centerpoint Loan); which the Company used to retire the Convertible Debentures (see Note 7 to the Consolidated Financial Statements for further information). The Centerpoint Loan documents and the related Promissory Note were assigned to OAM, the Company's wholly owned subsidiary, in January 2002, in connection with the Bion Transactions (see Item 1 for further information).

Company's Engagement of Investec Inc. to explore Strategic Alternatives; Engagement of Kidron and Kramer Levin Investec provided the Company with advisory services during 2001 and 2002, and Kidron has provided the Company with advisory services since 2003. Kramer Levin represented the Company in its December 1999 Convertible Debenture offering, and since that time, has rendered legal services to the Company on request. Until the end of September 1999, Kramer Levin provided legal services to Gianni Bulgari in connection with the Settlement Agreement by and among the Company, Mark Hauser, Gianni Bulgari, Howard Chase, Emanuel Arbib and William Spier. Prior to that, Kramer Levin provided advice to Ixion LTD (which was controlled by Gianni Bulgari and Emanuel Arbib), an affiliate of Tamarix Investors LDC, an affiliate of Mark Hauser, Gianni Bulgari, Emanuel Arbib and William Spier.

Section 16(a) Beneficial Ownership Reporting Compliance
Based on a review of the Forms 3, 4 and 5, which have been filed with the Securities and Exchange Commission with respect to transactions that occurred in 2002, it appears that all officers and/or directors of the Company complied with their Section 16 reporting requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Deloitte & Touche S.p.A. billed the Company (euro)35,000 and (euro)35,000, in the aggregate, for professional services rendered by it for each of the fiscal years ended December 31, 2002 and December 31, 2001, respectively, for the audit of the Company's annual financial statements for each of such fiscal years and review of the interim financial statements included in the Company's Form 10-QSB's for each of the quarters of such fiscal years.

Audit-Related Fees

Deloitte & Touche S.p.A. did not render professional services for assurance and related services related to the performance of the audit or review of the Company's financial statements for either of the fiscal years ended December 31, 2002 or December 31, 2001 (other than those covered above under "Audit Fees").

Tax Fees

Deloitte & Touche LLP (US) rendered professional services for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2002 and December 31, 2001 for fees of US$52,000 (actual transaction currency) ((euro)55,000) and US$32,000 (actual transaction currency) ((euro)35,000) respectively, principally for tax compliance.

All Other Fees

Deloitte & Touche S.p.A. did not provide any products or render any professional services (other than those covered above under "Audit Fees," and "Tax Fees") during either of the fiscal years ended December 31, 2002 or December 31, 2001.


Audit of Financial Statements.

Deloitte and Touche S.p.A. were the principal auditors and no work was performed by persons outside of the firm.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1) Contained in Item 8 of this Report.

      (2) Contained in Item 8 of this Report.

      (3) Contained in paragraph (c) below.

The Company did not file any Current Reports on Form 8-K during the three-month period ending December 31, 2002.

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

4.7          Warrant Agreement dated October 1, 1998 between the
             Company and Ixion, LDC (filed as Exhibit 4.4 to
             November 17, 1998 Current Report on Form 8-K).

10.1         1995 Non-Qualified Stock Option Plan (filed as
             Exhibit A to the Company's Preliminary Proxy
             Statement filed May 24, 1996).

10.2         1995 Director's Plan (filed as Exhibit B to the
             Company's Preliminary Proxy Statement filed May 24,
             1996).

Exhibit No.  Description                                                Page
-----------  -----------                                                ----

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

TRIDENT ROWAN GROUP, INC.


May 25, 2004                                 /s/ Mark S. Hauser
                                             --------------------
                                             Mark S. Hauser
                                             President and Joint Chief Executive
                                             Officer



May 25, 2004

                                             /s/ Emanuel Arbib
                                             -----------------------------
                                             Emanuel Arbib
                                             Joint Chief Executive Officer


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

May 25, 2004                                 /s/ Mark S. Hauser
                                             -------------------------
                                             Mark S. Hauser, Director

May 25, 2004                                 /s/ Gianni Bulgari
                                             ------------------------
                                             Gianni Bulgari, Director

May 25, 2004                                 /s/ Mark B. Segall
                                             -------------------------
                                             Mark B. Segall, Director

Appendix A to Item 601(c) of Regulation S-K (Article 5 of Regulation S-X) Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated December 31, 2002 and is qualified in its entirety by reference to such financial statements.

Period       12 months
Fiscal Year End December 31, 2002
Period End December 31, 2002

Item No.          Item Description                                  Amount*
--------          ----------------                                  ------

5-01(1)           Cash and cash items                             3,419,000
5-02(2)           Marketable securities                                   0
5-02(3)(a)(1)     Notes and accounts receivable - trade                   0
5-02(3)(a)(4)     Notes and accounts receivable - other                   0
5-02(4)           Allowances for doubtful accounts                        0
5-02(6)           Inventory                                               0
5-02(9)           Total current assets                            3,481,000
5-02(13)          Property, plant and equipment                      30,000
5-02(14)          Accumulated depreciation                           15,000
5-02(18)          Total assets                                    3,798,000
5-02(21)          Total current liabilities                       1,061,000
5-02(22)          Bonds, mortgages and similar debt                       0
5-02(28)          Preferred stock - mandatory redemption                  0
5-02(30)          Preferred stock - non-mandatory redemption              0
5-02(31)          Common stock                                       57,000
5-02(32)          Other stockholders' equity                      2,138,000
5-03(b)(1)(a)     Net sales of tangible products                          0
5-03(b)(1)        Total revenues                                          0
5-03(b)(2)(a)     Cost of tangible goods sold                             0
5-03(b)(2)        Total costs and expenses applicable to sales
                  and revenue                                     1,282,000
5-03(b)(3)        Other (income)/costs and expenses                 161,000
5-03(b)(5)        Provision for doubtful accounts and notes               0
5-03(b)(8)        Interest income/(expense) and amortization
                  of debt discount                                   25,000
5-03(b)(10)       Income/(loss) before taxes and other items     (1,468,000)
5-03(b)(11)       Income tax expense                                105,000
5-03(b)(14)       Income/(loss) continuing operations            (1,579,000)
5-03(b)(15)       Discontinued operations                                 0
5-03(b)(17)       Extraordinary items                                     0
5-03(b)(18)       Cumulative effect - changes in accounting
                  principles                                              0
5-03(b)(19)       Net income or (loss)                           (1,579,000)
5-03(b)(20)       Earnings per share - primary                        (0.39)
5-03(b)(20)       Earnings per share - fully diluted                  (0.39)

* U.S. dollar amounts are based on conversion rate of 1 (euro) = $1.05, which prevailed on December 31, 2002

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 14(a) 1 and 2)

                                                                    Page
                                                                    ----

      Report of Independent Public Accountants                       16
      Consolidated Balance Sheets - Assets                           18
      Consolidated Balance Sheets - Liabilities and                  19
         Shareholders' Equity (Deficit)
      Consolidated Statements of Operation                           20
      Consolidated Statements of Changes in the Shareholders'        23
         Equity (Deficit)
      Consolidated Statements of Cash Flows                          24
      Notes to Consolidated Financial Statements                     25

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.