Form 10-Q
period 2003-03-31
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                      52-0466460
 -------------------------------------                 ------------------
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

                          TRIDENT ROWAN GROUP, INC.
                                    INDEX


                                                                            Page

Part I  Financial Information................................................3

Item 1  Financial Statements.................................................3
        Consolidated Balance Sheets at March 31, 2003 - Assets...............3
        Consolidated Balance Sheets at March 31, 2003 -
        Liabilities and Shareholders' Equity.................................4
        Consolidated Statements of Operations for the
        three months to March 31, 2003.......................................5
        Consolidated Statements of Changes in Shareholders' Equity...........6
        Consolidated Statements of Cash Flows................................7
        Notes to Consolidated Financial Statements...........................8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................12

Item 3  Quantitative and Qualitative Disclosures About Market Risk..........13

Item 4  Controls and Procedures.............................................13

PART II-- OTHER INFORMATION.................................................13

Item 1  Legal Proceedings...................................................13

Item 2  Changes  in   Securities,   Use  Of  Proceeds  and  Issuer
        Purchases of Equity Securities......................................15

Item 3  Defaults Upon Senior Securities.....................................15

Item 4  Submission of Matters to a Vote of Securities Holders...............15

Item 5  Other Information...................................................15

Item 6  Exhibits and Reports On Form 8-K....................................15

Signatures..................................................................16

Part I      Financial Information

Item 1      Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2003 and December 2002



                                                          Mar.31              Mar.31        Dec. 31
                                                           2003                2003          2002
                                                         US$'000             (euro)'000    (euro)'000
ASSETS

Cash..............................................     $  2,966 (euro)      2,722 (euro)      3,256
Receivables ......................................          304               279                 0
Prepaid expenses .................................           37                34                59

                                                         ------            ------            ------

TOTAL CURRENT ASSETS .............................        3,307             3,035             3,315

                                                         ------            ------            ------

Property, plant and equipment ....................            7                 7                14

  At cost ........................................           17                16                29
  Less allowances for depreciation ...............          (10)               (9)              (15)

Other receivables ................................          310                284              289

                                                         ------             ------           ------

TOTAL ASSETS .....................................     $  3,624 (euro)       3,326 (euro)     3,618

                                                         ======             ======           ======

Note: The balance sheet as at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2003 and December 2002



                                                                Mar. 30            Mar. 30            Dec. 31
                                                                  2003               2003              2002
                                                                 US$'000          (euro)'000        (euro)'000

LIABILITIES
Accounts payable ............................................ $      377 (euro)        346 (euro)        486
Accrued expenses and other payables .........................        883               810               525

                                                                 -------           -------           -------

TOTAL CURRENT LIABILITIES ...................................      1,260             1,156             1,011

                                                                 -------           -------           -------

Provision for claims ........................................        479               440               440

Minority interests ..........................................         80                74                76

SHAREHOLDERS' EQUITY ........................................      1,805             1,656             2,091

Common stock, par value $0.01 per share:
Authorised 50,000,000 shares;
   4,064,900 shares outstanding; ............................         60                55                55
Additional paid-in capital ..................................     60,063            55,114            55,114
Treasury stock, at cost .....................................    (26,968)          (24,746)          (24,746)
Cumulative translation adjustment ...........................     (1,532)           (1,406)           (1,219)
Accumulated deficit .........................................    (29,818)          (27,361)          (27,113)

                                                                 -------           -------           -------

LIABILITIES AND SHAREHOLDERS' EQUITY ........................ $    3,624 (euro)      3,326 (euro)      3,618
                                                                 =======           =======           =======


Note: The balance sheet as at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements
3 Months ended March 31, 2003 and 2002



                                                               Mar.31         Mar.31        Mar.31
                                                                2003           2003          2002
                                                              US $'000         Euro          Euro

Selling, general and administrative expenses ..............       (208)         (194)         (372)
                                                            ----------    ----------    ----------

Operating loss ............................................       (208)         (194)         (372)

Interest expense ..........................................          0             0           (10)
Interest income ...........................................         14            13             2
Other (expense)/income, net ...............................        (74)          (69)        1,044

                                                            ----------    ----------    ----------
Profit/(loss) before income taxes and minority interests ..       (268)         (250)          664
Income taxes ..............................................          0             0          (100)
Minority interests ........................................          2             2            (6)
                                                            ----------    ----------    ----------

Net profit/(loss) .........................................       (266)         (248)          558

                                                            ==========    ==========    ==========

PROFIT/(LOSS) PER SHARE: .................................. $                (euro)        (euro)
BASIC
                                                                 (0.07)        (0.06)         0.14
                                                            ----------    ----------    ----------
Weighted average number of common shares
  outstanding during the period
                                                                No.           No.           No.
Basic .....................................................  4,064,900     4,064,900     4,064,900

                                                            ==========    ==========    ==========
Diluted ...................................................  4,064,900     4,064,900     4,064,900


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Statements of Changes in Shareholders' Equity
March 31, 2003



                                                          Additional              Other                     TOTAL     Comprehensive
                                                  Common   paid-in  Treasury  comprehensive Accumulated  SHAREHOLDERS'   income/
                  Euro '000                       stock    capital   stock       income       deficit       EQUITY       (loss)
                                                --------  -------  ---------  ------------- -----------  ------------  ------------

At December 31, 2002 ...............(euro)'000      55     55,114   (24,746)    (1,219)      (27,113)        2,091

Net Profit (Loss) ....................              --         --        --         --          (248)         (248)       (248)
Translation adjustment ...............              --         --        --       (187)           --          (187)       (187)
Vesting of shares subject
  to forfeit .........................              --         --        --         --            --             0

                                                -------    -------   -------    -------      -------       -------     -------

At March 31, 2003 ...................(euro)'000     55     55,114   (24,746)    (1,406)      (27,361)        1,656        (435)

At March 31, 2003 .................  $'000          60     60,063   (26,968)    (1,532)      (29,818)        1,805        (474)

                                                =======    =======   =======    =======      =======       =======     =======


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
March 31, 2003 and 2002



                                                                        Mar.31           Mar.31           Mar.31
                                                                         2003             2003             2002
                                                                       US $'000       (euro)' 000       (euro)' 000
Net income (loss)                                                        (266)            (248)             558

Adjustments to reconcile net loss to net cash:
Depreciation and amortization                                                                                 2
Non-cash finance income from discontinued operations                                                         --
Minority interests                                                                                            6
Gain/(Loss) on disposals of subsidiaries                                                    --           (1,489)
Write off of investments                                                                                  1,188
Other operating activities                                                                                    7
Changes in operating assets and liabilities:
Write-off of Bion Shares                                                                                     --
Trade and other receivables                                              (299)            (274)              40
Prepaid expenses                                                           27               25               47
Accounts payable, accrued expenses and claims                             158              145             (144)
Disposal of Investments, net of reserves
                                                                      -------          -------          -------
Net cash(used)/provided by operating activities                          (380)            (352)             215
                                                                      -------          -------          -------
Investing activities:
Net (increase)/decrease in investments
Purchase of minorities in OAM                                              --               --
Purchase of minority interest in Bion, net of cash                                                       (9,543)
Proceeds from disposal of subsidiaries, net of cash disposed                                              6,484
Proceeds from disposal of other assets, net                                                                  (4)
                                                                      -------          -------          -------
Net cash (used)/provided by investing activities                            0                0           (3,063)
                                                                      -------          -------          -------

Increase/(decrease) in cash                                              (380)            (352)          (2,848)

Exchange movement on opening cash                                        (203)            (182)          (3,693)

Cash, beginning of period                                               3,548            3,256           10,714

                                                                      -------          -------          -------

Cash, end of period                                                     2,966            2,722            4,173
                                                                      =======          =======          =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2003

NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2002 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements were shown in Euro ("(euro)") because all of the Company's material operating subsidiaries were based in and operated entirely in Italy. Thereafter, from January 1, 2002, the reporting currency of the Company was charged to Euro. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of its assets in Euro denominated cash, and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts in the financial statements, unless otherwise indicated, is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 1.0898 to (euro)1, the approximate exchange rate at March 31, 2003. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".


NOTE 2 - DISCONTINUED OPERATIONS

Sale of Subsidiaries

Sale of  Motorcycle Operations

Centerpoint Corporation ("Centerpoint"; formerly Moto Guzzi Corporation) sold all its operating subsidiaries to Aprilia S.p.A. ("Aprilia") in 2000. In connection with the sale, Centerpoint placed (euro) 4,842,000 in escrow to satisfy potential claims by Aprilia related to any breach of representations and warranties

Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI"), the escrow agent under the Escrow Agreement, paid (euro) 3,931,000 from the escrow account to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration.

In October 2003, Centerpoint and OAM entered into a settlement agreement with Aprilia, with the latter paying (euro) 1,420,000 to Centerpoint, including
(euro)207,000 of legal fees. The right to 65% of the net proceeds of this settlement is owned by OAM, and the remaining 35% by Centerpoint.

IMI was paid (euro) 5,888,000 in fees and expenses related to the foregoing sale of the operating subsidiaries of Centerpoint, which amount is being disputed by Centerpoint.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2003

NOTE 2 - DISCONTINUED OPERATIONS  (continued)

Sale of the  Steel Tube Operations

The Company disposed of L.I.T.A. S.p.A. ("LITA) in July 2000. The Company also provided a bank guarantee for (euro) 516,000 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee (see Note 5 "Subsequent Events").

NOTE 3 -  OAM AND TRIDENT ROWAN SERVIZI S.p.A. MERGER

OAM, on March 27, 2003, was merged into Trident Rowan Servizi S.p.A. ("Trident Servizi") effective January 1, 2003. The terms of the merger provides for: (a) cancellation of the entire share capital of OAM owned by Trident Servizi; (b) issuance of 73 new Trident Servizi shares for every 1,000 OAM shares to the residual minority owner of OAM; (c) increase in the share capital of Trident Servizi from 664,000 to 672,856 shares; and (d) change in the name of Trident Servizi to OAM S.p.A.

NOTE 4 -BION TRANSACTION

Bion Transaction

Centerpoint, on January 15, 2002, acquired a 35% equity interest in Bion Environmental Technologies, Inc. ("Bion") consisting of 19,000,000 common shares. Bion is engaged in waste stream remediation and organic soil and fertilizer production. Its unrestricted common share was then traded on the OTC/BB market. The considerations for the foregoing acquisition are cash of approximately US$8.5 million (actual transaction currency) (substantially all of Centerpoint's cash), the US $4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of the subsidiaries of Centerpoint to Aprilia and its claims against IMI.

Simultaneously with the consummation of this transaction, Bion purchased the 57.7% majority interest in Centerpoint from OAM. The total consideration paid by Bion consisted of (i) US$3.7 million (actual transaction currency) in cash, (ii) the assignment of the US$4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest) and related loan guarantees,
(iii) the assignment of the 65% interest in Centerpoint's claims with respect to the escrow accounts from the sale of Moto Guzzi to Aprilia and Centerpoint's claims against IMI, (iv) the issuance of 1,000,000 Bion restricted common shares to OAM, and (v) the issuance to OAM of a warrant to acquire 1,000,000 Bion common shares at a price of US$0.90 (actual transaction currency), with expiration date of January 10, 2007. David Mitchell (a director of Centerpoint) was the Chairman, President, Board Member and a principal stock and warrant holder of Bion at the time of the transaction. As a consequence of the sale, the Company recorded a gain of (euro)1,489 thousand. The Bion shares have been fully written off in 2002, recording a loss of (euro)841,000.

 In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to US$1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing, among other things, that Centerpoint cancel all antidilution and penalty provisions in existing agreements betwen Bion and Centerpoint. On May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2003

NOTE 4 -BION TRANSACTION - continued

provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, and (iii) the payment by Bion to OAM of $80,000 (actual transaction currency) plus $10,000 (actual transaction currency) in legal expenses. The payment received by OAM, amounting to (euro) 74,000 was included in "Other/Income (Expense)

NOTE 5 -SUBSEQUENT EVENTS

Settlement of Wilson/Travelers Litigation
----------------------------------------- The Company sued Travelers Casualty and Surety Company ("Travelers"), its insurer, when Travelers disclaimed coverage and defense of a personal injury litigation ("Wilson Litigation"). The dispute was settled in December 2003 with Travelers paying the Company $1,450,000 (actual transaction currency) ((euro)1,285,000). This amount was paid in December 2003 and recorded in "other income" also in 2003.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement.

Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, Banca di Intermediazione Mobiliare IMI S.p.a. ("IMI"), the escrow agent under the Escrow Agreement, paid (euro) 3,931,000 from the escrow account (see Note 2) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and OAM, in October 2003, entered into a settlement agreement with Aprilia, with the latter paying (euro) 1,420,000 to Centerpoint, including
(euro) 206,000 of legal fees. OAM recorded in "other income" an equivalent to 65% of the net proceeds of this settlement . The remaining 35% of the proceeds was owed to Centerpoint (no longer a related party of the Company as of December 31, 2003).

The residual balance of approximately (euro) 600,000 remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any, after eventual successful claims by Aprilia, will be released in September 2007. OAM is entitled to 65% of amounts eventually released; this claim (a contingent asset) is not recorded in the consolidated balance sheet.

Bion transaction
----------------
In January 2004 Bion closed its New York office, and all remaining employees and consultants are working from their homes. Bion needs additional funds to continue its operations which it has severely limited. There can be no assurance that Bion will be able to obtain such additional funds. On January 14, 2004, Bion filed a Certification and Notice of Termination of Registration with the SEC, and as a result is no longer a publicly held Company.

In January 2004 Centerpoint distributed all Bion shares owned by it pro-rata to the holders of it's Common Stock. As a result, the Company received an additional 44,240 Bion shares, which are considered to be of no value.

Release of LITA S.p.A. Guarantee
--------------------------------
On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. For this release, the Company paid (euro) 30,000 in 2004 and will record a gain of
(euro)486,000.

Comtech Deal
------------

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2003


NOTE 6 - LITIGATION PENDING

Dispute with IMI concerning its fees
------------------------------------
In relation to the sale of the subsidiaries of Centerpoint (a former subsidiary of the Company) to Aprilia S.p.A, IMI was paid (euro) 5,888,000 in fees and expenses it claimed under its engagement letter with the Company and OAM. The Company disputed the calculation of IMI's fees and has brought a suit in Italy seeking reimbursement of (euro) 4,527,000 (approximately US$ 4.25 million (actual transaction currency)). The judge handling the lawsuit has heard the case several times in 2002 and 2003. As of March 31, 2004, the lawsuit is still pending; however, the Company is in discussion with IMI for an eventual out-of-court settlement.

CDS S.r.l.
----------
In 1999 CDS S.r.l. ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately (euro)800,000.

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

Three months ended  March 31, 2003 compared to three months ended March 31, 2002
-------------------------------------------------------------------------------

Selling, general and administrative expenses of (euro) 194,000 were 47.9% lower than the same period of last year.

Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., Directors and Officers ("D&O") insurance costs and certain statutory costs in Italy.

In 2003, other income and (expense), net, includes (euro)74 thousand of income from a fee from the release of Bion anti-dilution provision and the difference of (euro)143,000 is chiefly due to exchange losses whereas other income and expense, (net) of (euro)1,044,000 in 2002 includes the gain on the sale of Centerpoint of (euro)1,489,000 and the cost of the write off of 140,000 Centerpoint shares and all Bion shares.

Interest expense in the 3 months to 31 March 2003 was (euro)0 compared to
(euro)10,000 in 2002. Interest income in 2003 amounted to (euro) 13,000 whereas this was (euro)2,000 in 2002.

As a result of the above items, in the quarter ended March 31, 2003 a loss before taxes and minority interests of (euro)250,000 was recorded The Company recorded a net loss of (euro) 248,000 in the three months to March 31, 2003 compared to a net gain of (euro) 558,000 in the corresponding period of 2002.


Liquidity and Capital Resources

Significant cash activities in the three months ended March 31, 2003

There were no significant cash activities in the three months ended March 31, 2003.

Future liquidity needs

As of March 31, 2004, the Company has approximately (euro) 4.1 million (US$ 5.0 million at exchange rates prevailing in March 31, 2004) in cash and marketable securities. Management believes such amounts to be sufficient to fund the Company's activities which principally reflect litigation which the Company has commenced against IMI (see Note 6) and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In addition, the Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, D & O Insurance, and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The fair value of cash approximates its carrying value.

Since, at March 31, 2004, 86% of the Company's cash is held in U.S. Dollars and the functional currency is Euro, the Company is subject to exchange rate fluctuations.

Fluctuations in the exchange rates between the and the euro affect the U.S. dollar equivalents of the Company's reported revenues and earnings. The Company, which no longer has any operations, believes that its exposure to foreign currency exchange rate risk is not material and does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

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

      Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

      Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of the Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid (euro) 3,931,000 from the escrow account (see Note 2) to Aprilia in respect of the Alleged
Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and Aprilia, in October 2003, entered into agreement to settle the matter with Aprilia paying (euro) 1,420,000 including (euro) 206,000 of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

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



                                        TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004                   By: /s/ Mark S. Hauser
                                          --------------------------------
                                          Mark S. Hauser
                                          President / Joint Chief Executive
                                          Officer





Dated: May 25, 2004                    By: /s/ Emanuel M. Arbib
                                          ----------------------------------
                                          Emanuel M. Arbib,
                                          Joint Chief Executive Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, March 31, 2003 and is qualified in its entirety by reference to such financial statements.


Item No.             Item Description                                            Amount*
                                                                                   US$
5-01(1)              Cash and cash items                                        2,966,000
5-02(2)              Marketable securities                                              0
5-02(3)(a)(1)        Notes and accounts receivable - trade                              0
5-02(3)(a)(4)        Notes and accounts receivable -                              304,000
5-02(4)              Allowances for doubtful accounts                                   0
5-02(6)              Inventory                                                          0
5-02(9)              Total current assets                                       3,307,000
5-02(13)             Property, plant and equipment                                 17,000
5-02(14)             Accumulated depreciation                                    (10,000)
5-02(18)             Total assets                                               3,624,000
5-02(21)             Total current liabilities                                  1,260,000
5-02(22)             Bonds, mortgages and similar debt                                  0
5-02(28)             Preferred stock - mandatory redemption                             0
5-02(29)             Preferred stock - non-mandatory redemption                         0
5-02(31)             Common stock                                                  60,000
5-02(32)             Other stockholders' equity                                 1,745,000
5-03(b)(1)(a)        Net sales of tangible products                                     0
5-03(b)(1)           Total revenues                                                     0
5-03(b)(2)(a)        Cost of tangible goods sold                                        0
5-03(b)(2)           Total costs and expenses                                     208,000
5-03(b)(3)           Other income/(expense)                                      (74,000)
5-03(b)(5)           Provision for doubtful accounts and notes                          0
5-03(b)(8)           Interest and amortization of debt discount                         0
5-03(b)(10)          Income/(loss) before taxes and other items                 (268,000)
5-03(b)(11)          Income tax expense                                                 0
5-03(b)(14)          Income/(loss) continuing operations                        (268,000)
5-03(b)(15)          Discontinued operations                                            0
5-03(b)(17)          Extraordinary items                                                0
5-03(b)(18)          Cumulative effect - changes in accounting principles               0
5-03(b)(19)          Net income or loss                                         (266,000)
5-03(b)(20)          Earnings per share - primary                                  (0.07)
5-03(b)(20)          Earnings per share - fully diluted                            (0.07)

* Dollar amounts are based on conversion rate of U.S.$1.0899 = (euro)1 which prevailed on March 31, 2004.