Form 10-Q
period 2003-06-30
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
                            -------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                       52-0466460
 ------------------------------                       ----------------------
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
                            Yes          No  X
                               ------      -------

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

Common stock, par value $.01 per share, 4,064,900 shares outstanding as of Marzo 31, 2004.

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX


                                                                            Page
                                                                            ----

  Part I Financial Information................................................3
  Item 1 Financial Statements.................................................3
      Consolidated Balance Sheets at June 30, 2003 - Assets...................3
      Consolidated Balance Sheets at June 30, 2003 - Liabilities and
      Shareholders' Equity....................................................4
      Consolidated Statements of Operations for the three months to June 30, 2003........................................................5
      Consolidated Statements of Operations for the six months to
      June 30, 2003...........................................................6
      Consolidated Statements of Changes in Shareholders' Equity..............7
      Consolidated Statements of Cash Flows...................................8
      Notes to Consolidated Financial Statements..............................9

  Item 2 Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................14
  Item 3 Quantitative and Qualitative Disclosures About Market Risk..........16
  Item 4 Controls and Procedures.............................................16
  PART II-- OTHER INFORMATION................................................16
  Item 1 Legal Proceedings...................................................16
  Item 2 Changes in Securities, Use Of Proceeds and Issuer Purchases
         of Equity Securities................................................18
  Item 3 Defaults Upon Senior Securities.....................................18
  Item 4 Submission of Matters to a Vote of Securities Holders...............18
  Item 5 Other Information...................................................18
  Item 6 Exhibits and Reports On Form 8-K....................................18
  Signatures.................................................................19

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2003 and December 2002



                                                     Jun.30            Jun.30       Dec. 31
                                                      2003              2003         2002
                                                     US$'000         (euro)'000   (euro)'000
ASSETS
Cash................................................$ 3,047  (euro)   2,650  (euro)   3,256
Receivables ........................................     28              24               0
Prepaid expenses ...................................     13              11              59

                                                    -------          ------         -------

TOTAL CURRENT ASSETS ...............................  3,088           2,685           3,315

                                                     -------         ------         -------

Property, plant and equipment ......................      8               7              14

  At cost ..........................................     18              16              29
  Less allowances for depreciation .................    (10)             (9)            (15)

Other receivables ..................................    261             227             289

                                                    -------          ------         -------

TOTAL ASSETS .......................................$ 3,357  (euro)   2,919  (euro)   3,618

                                                    =======          ======         =======

Note: The balance sheet as at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2003 and December 2002



                                                              Jun. 30            Jun. 30          Dec. 31
                                                                2003              2003              2002
                                                              US$'000            '000               '000
LIABILITIES
Accounts payable .........................................$       166 (euro)        144 (euro)        486
Accrued expenses and other payables ......................        950               826               525

                                                              -------           -------           -------

TOTAL CURRENT LIABILITIES ................................      1,116               970             1,011

                                                              -------           -------           -------

Provision for claims .....................................        506               440               440

Minority interests .......................................         77                67                76

SHAREHOLDERS' EQUITY .....................................      1,658             1,442             2,091

Common stock, par value $0.01 per share:
Authorised 50,000,000 shares;
  4,064,900 shares outstanding; ..........................         63                55                55
Additional paid-in capital ...............................     63,392            55,114            55,114
Treasury stock, at cost ..................................    (28,463)          (24,746)          (24,746)
Cumulative translation adjustment ........................     (1,657)           (1,441)           (1,219)
Accumulated deficit ......................................    (31,677)          (27,540)          (27,113)
                                                            ---------            -------           -------

LIABILITIES AND SHAREHOLDERS' EQUITY ..................... $    3,357 (euro)      2,919 (euro)      3,618

                                                           ==========            =======           =======


Note: The balance sheet as at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended June 30, 2003 and 2002



                                                             Jun.30           Jun.30           Jun.30
                                                              2003             2003             2002
                                                            US $'000           Euro             Euro

Selling, general and administrative expenses ............       (224)            (203)            (311)
                                                          ----------       ----------       ----------

Operating loss ..........................................       (224)            (203)            (311)

Interest expense ........................................       --               --                (10)
Interest income .........................................          9                8             --
Other (expense)/income, net .............................         10                9               84

                                                          ----------       ----------       ----------
Loss before income taxes and minority interests .........       (206)            (186)            (237)
Income taxes
Minority interests ......................................          8                7             --

                                                          ----------       ----------       ----------

Net loss ................................................       (198)            (179)            (237)

                                                          ==========       ==========       ==========

PROFIT/(LOSS) PER SHARE: ................................  $              (euro)            (euro)
BASIC
                                                               (0.05)           (0.04)           (0.06)
                                                          ----------       ----------       ----------
                                                               (0.05)           (0.04)           (0.06)
                                                          ----------       ----------       ----------
Weighted average number of common shares
  outstanding during the period                               No               No.              No.
Basic ...................................................  4,064,900        4,064,900        4,064,900

                                                          ==========       ==========       ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended June 30, 2003 and 2002



                                                             Jun.30          Jun.30           Jun.30
                                                              2003            2003             2002
                                                            US $'000          Euro             Euro

Selling, general and administrative expenses .............      (439)            (397)            (683)
                                                          ----------       ----------       ----------

Operating loss ...........................................      (439)            (397)            (683)

Interest expense .........................................      --               --                (20)
Interest income ..........................................        23               21                2
Other (expense)/income, net ..............................       (66)             (60)           1,128

                                                          ----------       ----------       ----------
Profit/(loss) before income taxes and minority interests .      (482)            (436)             427
Income taxes .............................................      --               --               (100)
Minority interests .......................................        10                9               (6)

                                                          ----------       ----------       ----------

Net profit/(loss) ........................................      (472)            (427)             321

                                                          ==========       ==========       ==========

PROFIT/(LOSS) PER SHARE: .................................  $            (euro)            (euro)
BASIC
                                                               (0.12)           (0.11)            0.08
                                                          ----------       ----------       ----------
                                                               (0.12)           (0.11)            0.08
                                                          ----------       ----------       ----------
Weighted average number of common shares
  outstanding during the period
                                                              No.              No.              No.
Basic .................................................... 4,064,900        4,064,900        4,064,900

                                                          ==========       ==========       ==========

Diluted .................................................. 4,064,900        4,064,900        4,064,900

                                                          ==========       ==========       ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Statements of Changes in Shareholders' Equity
June 30, 2003



                                                        Additional               Other                      TOTAL     Comprehensive
                                                Common   paid-in    Treasury  comprehensive  Accumulated SHAREHOLDERS'   income/
               Euro '000                        stock    capital     stock      income         deficit      EQUITY       (loss)
                                              --------  ---------- ---------  -------------  -----------  ------------ ------------

At December 31, 2002 ..............(euro)'000     55     55,114     (24,746)    (1,219)      (27,113)       2,091

Net Profit (Loss) .................               --         --          --         --          (248)        (248)        (248)
Translation adjustment ............               --         --          --       (187)           --         (187)        (187)

                                              ------    -------     -------    -------       -------      -------      -------

At March 31, 2003 .................(euro)'000     55     55,114     (24,746)    (1,406)      (27,361)       1,656         (435)

Net Profit (Loss) .................               --         --          --         --          (179)        (179)        (179)
Translation adjustment ............               --         --          --        (35)           --          (35)         (35)

                                              -------    -------    -------    -------       -------      -------      -------

At June 30, 2003 ..................(euro)'000     55     55,114     (24,746)    (1,441)      (27,540)       1,442         (649)


At June 30, 2003 ..................  $'000        63     63,392     (28,463)    (1,657)      (31,677)       1,658         (746)


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
June 30, 2003 and 2002



                                                                    Jun.30          Jun.30         Jun.30
                                                                     2003            2003           2002

Net income (loss)                                                   (472)            (427)             321

Adjustments to reconcile net loss to net cash:
Depreciation and amortization                                         10                9                4
Minority interests                                                     7                6                6
Gain/(Loss) on disposals of subsidiaries                              --               --           (1,489)
Write off of investments                                              --               --            1,188
Other operating activities                                            --               --                5
Changes in operating assets and liabilities:
Trade and other receivables                                           44               38               84
Prepaid expenses                                                      55               48               56
Accounts payable, accrued expenses and claims                        (47)             (41)             139
                                                                 -------          -------          -------
Net cash(used)/provided by operating activities                     (403)            (367)             314
                                                                 -------          -------          -------
Investing activities:
Purchase of minority interest in Bion, net of cash                    --               --           (9,543)
Proceeds from disposal of subsidiaries, net of cash disposed          --               --            6,484
Proceeds from disposal of other assets, net                           --               --               (4)
                                                                 -------          -------          -------
Net cash (used)/provided by investing activities                       0                0           (3,063)
                                                                 -------          -------          -------

Increase/(decrease) in cash                                         (403)            (367)          (2,749)

Exchange movement on opening cash                                   (295)            (239)          (6,047)

Cash, beginning of period                                          3,745            3,256           12,934

                                                                 -------          -------          -------

Cash, end of period                                                3,047            2,650            4,138

                                                                 =======          =======          =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2003

NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2002 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements were shown in Euro ("(euro)") because all of the Company's material operating subsidiaries were based in and operated entirely in Italy. Thereafter, from January 1, 2002, the reporting currency of the Company was changed to Euro. Pending evaluation of its alternatives, following the disposals of its operations, the Company invested the major part of its assets in Euro-denominated cash, and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts in the financial statements, unless otherwise indicated, is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 1.1502 to (euro)1, the approximate exchange rate at June 30, 2003. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

            When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".


NOTE 2 - DISCONTINUED OPERATIONS

Sale of Subsidiaries

Sale of  Motorcycle Operations

            Centerpoint Corporation ("Centerpoint"); formerly Moto Guzzi Corporation) sold all its operating subsidiaries to Aprilia S.p.A. ("Aprilia") in 2000. In connection with the sale, Centerpoint placed (euro) 4,842,000 in escrow to satisfy potential claims by Aprilia related to any breach of representations and warranties.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June  30, 2003

NOTE 2 - DISCONTINUED OPERATIONS  (continued)


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

            Simultaneously with the consummation of this transaction, Bion purchased the 57.7% majority interest in Centerpoint from OAM. The total consideration paid by Bion consisted of (i) US$3.7 million (actual transaction currency) in cash, (ii) the assignment of the US$4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest) and related loan guarantees, (iii) the assignment of the 65% interest in Centerpoint's claims with respect to the escrow accounts from the sale of Moto Guzzi to Aprilia and Centerpoint's claims against IMI, (iv) the issuance of 1,000,000 Bion restricted common shares to OAM, and (v) the issuance to OAM of a warrant to acquire 1,000,000 Bion common shares at a price of US$0.90 (actual transaction currency), with expiration date of January 10, 2007. David Mitchell (a director of Centerpoint) was the Chairman, President, Board Member and a principal stock and warrant holder of Bion at the time of the transaction. As a consequence of the sale, the Company recorded a gain of (euro)1,489,000.
The Bion shares have been fully written down in 2002, recording a loss of
(euro)841,000.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2003

NOTE 4 -BION TRANSACTION - continued

            In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to US$1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing, among other things, that Centerpoint cancel all antidilution and penalty provisions in existing agreements between Bion and Centerpoint. On May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, and (iii) the payment by Bion to OAM of $80,000 (actual transaction currency) plus $10,000 (actual transaction currency) in legal expenses. The payment received by OAM, amounting to (euro)74,000 was included in "Other/Income and Expense".

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


Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement
-------------------------------------------------------------------------------

            Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, Banca di Intermediazione Mobiliare IMI S.p.a. ("IMI"), the escrow agent under the Escrow Agreement, paid (euro) 3,931,000 from the escrow account (see Note 2) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and OAM, in October 2003, entered into a settlement agreement with Aprilia, with the latter paying (euro) 1,420,256 to Centerpoint, including (euro) 207,000 of legal fees. OAM recorded in "other income" an equivalent to 65% of the net proceeds of this settlement . The remaining 35% of the proceeds was owed to Centerpoint (no longer a related party of the Company as of December 31, 2003).

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2003

NOTE 5 - SUBSEQUENT EVENTS (continued)

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

Release of LITA S.p.A. Guarantee
--------------------------------

            On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. For this release, the Company paid (euro) 30,000 in 2004 and will record a gain of (euro)486,000 in 2004.

Comtech Deal
------------

            Following a non-binding term sheet dated December 30, 2003 between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech reached an agreement in principle pursuant to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and electronic market and has a majority of its operating subsidiaries located in China.

NOTE 6 - LITIGATION PENDING

Dispute with IMI concerning its fees
------------------------------------
            In relation to the sale of the subsidiaries of Centerpoint (a former subsidiary of the Company) to Aprilia S.p.A, IMI was paid (euro) 5,888,000 in fees and expenses it claimed under its engagement letter with the Company and OAM. The Company disputed the calculation of IMI's fees and has brought a suit in Italy seeking reimbursement of (euro) 4,527,000 (approximately US$ 4.25 million). The judge handling the lawsuit has heard the case several times in 2002 and 2003. As of March 31, 2004, the lawsuit is still pending; however, the Company is in discussion with IMI for an eventual out-of-court settlement.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements June 30, 2003


CDS Srl
-------
            In 1999 CDS S.r.l. ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately
(euro)800,000.

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

Three months ended June 30, 2003 compared to three months ended June 30, 2002
-----------------------------------------------------------------------------

Selling, general and administrative expenses of (euro) 203,000 were 34.7% lower than the same period of last year.

Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., Directors & Officers ("D&O") insurance costs and certain statutory costs in Italy.

As a result of the above items the second quarter ending June 30, 2003 reflected a net loss of (euro) 179,000 compared to that of (euro) 237,000 for the second quarter of 2002.


Six months ended June 30, 2003 compared to six months ended June 30, 2002
-----------------------------------------------------------------------------

Selling, general and administrative expenses of (euro) 397,000 were 41.9% lower than the same period of last year.

Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., D&O insurance costs and certain statutory costs in Italy.

Other income and (expense), (net), of (euro)60,000 in 2003 includes an income from a fee from the release of Bion anti-dilution provision of (euro)74,000 and the difference of (euro)134,000 is chiefly due to exchange differences whereas other income and expense, (net), of (euro)1,128,000 in 2002 includes the gain on the sale of Centerpoint of (euro)1,489,000 and the cost of the write off of 140,000 Centerpoint shares and all Bion shares.

Interest expense in the 6 months to June 30, 2003 was (euro)0 compared to
(euro)20,000 in 2002.

Interest income in 2003 amounted to (euro) 21,000 whereas this was (euro)2,000 in 2002.

As a result of the above items, in the six months ended June 30, 2003 a loss from continuing operations before taxes and minority interests of (euro)436,000 was recorded compared to a gain of (euro)427,000 in the corresponding period of 2002.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

The Company recorded a net loss of (euro) 427,000 in the six months to June 30, 2003 compared to a net gain of (euro)30,000 in the corresponding period of 2002.

Liquidity and Capital Resources

Significant cash activities in the six months ended June 30, 2003

            There were no significant cash activities in the six months ended June 30, 2003 to report.



Future liquidity needs

            As of March 31, 2004, the Company has approximately (euro) 4.1 million (US$ 5.0 million at exchange rates prevailing at March 31, 2004) in cash. Management believes such amounts to be sufficient to fund the Company's activities which principally reflect litigation which the Company has commenced against IMI (see Note 6) and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In addition, the Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, D & O Insurance, and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

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


         B.    Report on Form 8-k

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


                                          TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004                     By: /s/ Mark S. Hauser
                                            ----------------------------
                                            Mark S. Hauser
                                            President / Joint Chief
                                            Executive Officer





Dated: May 25, 2004                      By: /s/ Emanuel M. Arbib
                                             ---------------------------
                                             Emanuel M. Arbib,
                                             Joint Chief Executive Officer

                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, June 30, 2003 and is qualified in its entirety by reference to such financial statements.


  Part I Financial Information

  Item 1 Financial Statements


TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
June 30, 2003 and December 31, 2002


Item No.             Item Description                                              Amount*
                                                                                     US$
5-01(1)              Cash and cash items                                          3,047,000
5-02(2)              Marketable securities                                                0
5-02(3)(a)(1)        Notes and accounts receivable - trade                                0
5-02(3)(a)(4)        Notes and accounts receivable -                                 8,000
5-02(4)              Allowances for doubtful accounts                                     0
5-02(6)              Inventory                                                            0
5-02(9)              Total current assets                                         3,088,000
5-02(13)             Property, plant and equipment                                   18,000
5-02(14)             Accumulated depreciation                                      (10,000)
5-02(18)             Total assets                                                 3,357,000
5-02(21)             Total current liabilities                                    1,116,000
5-02(22)             Bonds, mortgages and similar debt                                    0
5-02(28)             Preferred stock - mandatory redemption                               0
5-02(29)             Preferred stock - non-mandatory redemption                           0
5-02(31)             Common stock                                                    63,000
5-02(32)             Other stockholders' equity                                   1,595,000
5-03(b)(1)(a)        Net sales of tangible products                                       0
5-03(b)(1)           Total revenues                                                       0
5-03(b)(2)(a)        Cost of tangible goods sold                                          0
5-03(b)(2)           Total costs and expenses                                       439,000
5-03(b)(3)           Other (income)/expenses                                         66,000
5-03(b)(5)           Provision for doubtful accounts and notes                            0
5-03(b)(8)           Interest and amortization of debt discount                           0
5-03(b)(10)          Income before taxes and other items                           (482,000)
5-03(b)(11)          Income tax expense                                                   0
5-03(b)(14)          Income/(loss) continuing operations                           (472,000)
5-03(b)(15)          Discontinued operations                                              0
5-03(b)(17)          Extraordinary items                                                  0
5-03(b)(18)          Cumulative effect - changes in accounting principles                 0
5-03(b)(19)          Net income or (loss)                                          (472,000)
5-03(b)(20)          Earnings per share - primary                                    (0.12)
5-03(b)(20)          Earnings per share - fully diluted                              (0.12)


     * Dollar amounts are based on conversion rate of U.S.$ 1.1502= (euro)1 which prevailed on June 30, 2003.