Form 10-Q
period 2003-09-30
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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
                           Yes          No   X
                              ------       ---------

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

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX

                                                                           Page
                                                                           ----
  Part I   Financial Information..............................................3
  Item 1   Financial Statements...............................................3
           Consolidated Balance Sheets at September 30, 2003 - Assets.........3
           Consolidated Balance Sheets at September 30, 2003 -
           Liabilities and Shareholders' Equity...............................4
           Consolidated Statements of Operations for the three
           months to September 30, 2003.......................................5
           Consolidated Statements of Operations for the nine months
           to September 30, 2003..............................................6
           Consolidated Statements of Changes in Shareholders' Equity.........7
           Consolidated Statements of Cash Flows..............................8
           Notes to Consolidated Financial Statements.........................9

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................14

  Item 3   Quantitative and Qualitative Disclosures About Market Risk........15
  Item 4   Controls and Procedures...........................................15
  PART II-- OTHER INFORMATION................................................15
  Item 1   Legal Proceedings.................................................15
  Item 2   Changes in Securities, Use Of Proceeds and Issuer
           Purchases of Equity Securities....................................17
  Item 3   Defaults Upon Senior Securities...................................17
  Item 4   Submission of Matters to a Vote of Securities Holders.............17
  Item 5   Other Information.................................................17
  Item 6   Exhibits and Reports On Form 8-K..................................18
  Signatures.................................................................19

PART I   Financial Statements

Item 1 Financial Statements


TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
September 30, 2003 and December 31, 2002


                                                      Sept.30        Sept.30       Dec. 31
                                                       2003           2003          2002
                                                      US$'000      (euro)'000     (euro)'000
ASSETS
Cash .........................................       $ 2,700 (euro)   2,318 (euro)   3,256
Receivables ..................................           110             94              0
Prepaid expenses .............................           107             92             59

                                                     -------        -------        -------

TOTAL CURRENT ASSETS .........................         2,917          2,504          3,315

                                                     -------        -------        -------

Property, plant and equipment ................             9              7             14

  At cost ....................................            19             16             29
  Less allowances for depreciation ...........            (9)            (9)           (15)

Other receivables ............................           256            220            289

                                                     -------        -------        -------

TOTAL ASSETS .................................       $ 3,183 (euro)   2,731  (euro)  3,618

                                                     =======        =======       =======


Note: The balance sheet as at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
September 30, 2003 and December 2002


                                                             Sept.30           Sept.30        Dec. 31
                                                              2003              2003           2002
                                                            US$'000           (euro)'000    (euro)'000
LIABILITIES
Accounts payable ..................................        $    100  (euro)       86 (euro)       486
Accrued expenses and other payables ...............             807              693              525

                                                           --------           ------         --------

TOTAL CURRENT LIABILITIES .........................             908              779            1,011

                                                           --------           ------         --------

Provision for claims ..............................             513              440              440

Minority interests ................................              78               67               76

SHAREHOLDERS' EQUITY ..............................           1,684            1,445            2,091

Common stock, par value $0.01 per share:
Authorised 50,000,000 shares;
 4,064,900 shares outstanding; ....................              64               55               55
Additional paid-in capital ........................          64,208           55,114           55,114
Treasury stock, at cost ...........................         (28,829)         (24,746)         (24,746)
Cumulative translation adjustment .................          (1,306)          (1,121)          (1,219)
Accumulated deficit ...............................         (32,452)         (27,857)         (27,113)

                                                           --------          -------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY ..............        $  3,183 (euro)     2,731 (euro)     3,618

                                                           ========          =======         ========


Note: The balance sheet as at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
3 Months ended September 30, 2003 and 2002



                                                              Sept.30           Sept.30          Sept.30
                                                                2003              2003             2002
                                                              US $'000          Euro'000         Euro'000

Selling, general and administrative expenses ...............      (101)             (91)            (250)
                                                            ----------       ----------       ----------

Operating loss .............................................      (101)             (91)            (250)

Interest expense ...........................................         0                0              (17)
Interest income ............................................         7                6               30
Other (expense)/income, net ................................      (215)            (194)            (296)

                                                            ----------       ----------       ----------
Loss income taxes and minority interests ...................      (310)            (279)            (533)
Income taxes ...............................................       (43)             (38)             (12)
Minority interests .........................................         0                0                0

                                                            ----------       ----------       ----------

Net loss ...................................................      (353)            (317)            (545)

                                                            ==========       ==========       ==========

PROFIT/(LOSS) PER SHARE: ...................................   $            (euro)            (euro)
BASIC
                                                                 (0.09)           (0.08)           (0.13)
                                                            ----------       ----------       ----------
                                                                 (0.09)           (0.08)           (0.13)
                                                            ----------       ----------       ----------
Weighted average number of common shares
  outstanding during the period
Basic ...................................................... 4,064,900        4,064,900        4,064,900

                                                            ==========       ==========       ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
9 Months ended September 30, 2003 and 2002



                                                              Sept.30            Sept.30             Sept.30
                                                               2003                2003                2002
                                                             US $'000            Euro'000            Euro'000

Selling, general and administrative expenses..............         (543)             (488)             (933)
                                                             ----------         ---------        ----------

Operating loss ...........................................         (543)             (488)             (933)

Interest expense .........................................         --                --                 (37)
Interest income ..........................................           30                27                82
Other (expense)/income, net ..............................         (282)             (254)              782

                                                             ----------        ----------        ----------
Loss before income taxes and minority interests ..........         (795)             (715)             (106)
Income taxes .............................................          (43)              (38)             (112)
Minority interests .......................................           10                 9                (6)

                                                             ----------        ----------        ----------

Net loss .................................................         (828)             (744)             (224)

                                                             ==========        ==========        ==========

PROFIT/(LOSS) PER SHARE: .................................     $              (euro)            (euro)
BASIC
                                                                  (0.20)            (0.18)            (0.06)
                                                             ----------        ----------        ----------
                                                                  (0.20)            (0.18)            (0.06)
                                                             ----------        ----------        ----------
Weighted average number of common shares
  outstanding during the period

Basic ....................................................    4,064,900         4,064,900         4,064,900

                                                             ==========        ==========        ==========

Diluted ..................................................    4,064,900         4,064,900         4,064,900

                                                             ==========        ==========        ==========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Statements of Changes in Shareholders' Equity
September 30, 2003



                  Euro '000                                  stock   capital    stock      income    deficit     EQUITY     (loss)
                                                           -------  --------   -------     -------   --------    ------    --------

At December 31, 2002 ......................... (euro)'000      55    55,114    (24,746)    (1,219)   (27,113)     2,091

Net Profit (Loss) ............................                 --        --         --         --       (248)      (248)      (248)
Translation adjustment .......................                 --        --         --       (187)        --       (187)      (187)
Vesting of shares subject to forfeit .........                           --         --         --         --         --          0

                                                           ------   -------    -------    -------    -------    -------    -------

At March 31, 2003 ............................ (euro)'000      55    55,114    (24,746)    (1,406)   (27,361)     1,656       (435)

Net Profit (Loss) ............................                 --        --         --         --       (179)      (179)      (179)
Translation adjustment .......................                 --        --         --        (35)        --        (35)       (35)
Vesting of shares subject to forfeit .........                           --         --         --         --         --          0

                                                           ------   -------    -------    -------    -------    -------    -------

At June 30, 2003 ............................. (euro)'000      55    55,114    (24,746)    (1,441)   (27,540)     1,442       (649)

Net Profit (Loss) ............................                 --        --         --         --       (317)      (317)      (317)
Translation adjustment .......................                 --        --         --        320         --        320        320
Vesting of shares subject to forfeit .........                           --         --         --         --         --          0

                                                           ------   -------    -------    -------    -------    -------    -------

At September 30, 2003 ........................ (euro)'000      55    55,114    (24,746)    (1,121)   (27,857)     1,445       (646)

                                                           ------   -------    -------    -------    -------    -------    -------

At September 30, 2003 ........................ $'000           64    64,208   (28,829)    (1,306)   (32,452)     1,684       (753)


Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
September 30, 2003 and 2002



                                                                      Sept.30          Sept.30           Sept.30
                                                                        2003             2003              2002
                                                                      US$'000         (euro)'000        (euro)'000
Net Loss                                                                (828)            (744)            (224)

Adjustments to reconcile net loss to net cash:
Depreciation and amortization                                             10                9                6
Minority interests                                                         7                6                6
Other operating activities                                                --               --                3
Changes in operating assets and liabilities:                              --               --
Trade and other receivables                                              (29)             (25)              80
Prepaid expenses                                                         (38)             (33)             (17)
Accounts payable, accrued expenses and claims                           (270)            (232)             836
Disposal of Investments, net of reserves
                                                                     -------          -------          -------
Net cash(used)/provided by operating activities                       (1,148)          (1,019)             690
                                                                     -------          -------          -------
Investing activities:
Net (increase)/decrease in investments                                    --               --            1,979
Purchase of minority interest in Bion, net of cash                        --               --           (9,834)
Proceeds from disposal of subsidiaries, net of cash disposed              --               --            4,139
Proceeds from disposal of other assets, net                               --               --               (4)

Net cash (used)/provided by investing activities                           0                0           (3,720)
                                                                     -------          -------          -------

Increase/(decrease) in cash                                           (1,148)          (1,019)          (3,030)

Exchange movement on opening cash                                         55               81           (5,022)

Cash, beginning of period                                              3,793            3,256           12,018

                                                                     -------          -------          -------

Cash, end of period                                                    2,700            2,318            3,966

                                                                     =======          =======          =======



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2003


NOTE 1  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2002 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements were shown in Euro ("(euro)") because all of the Company's material operating subsidiaries were based in and operated entirely in Italy. Thereafter, from January 1, 2002, the reporting currency of the Company was charged to Euro. Pending evaluation of its alternatives, following the disposal of its operations, the Company invested the major part of its assets in Euro denominated cash, and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts in the financial statements, unless otherwise indicated, is included is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 1.0898 to (euro)1, the approximate exchange rate at September 30, 2003. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2003

NOTE 2 - DISCONTINUED OPERATIONS  (continued)


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

Sale of the  Steel Tube Operations

            The Company disposed of L.I.T.A. S.p.A. ("LITA) in July 2000. The Company also provided a bank guarantee for (euro) 516,000 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee (see
Note 5 "Subsequent Events).



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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2003

NOTE 4 -BION TRANSACTION - continued

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

            In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to US$1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing, among other things, that Centerpoint cancel all antidilution and penalty provisions in existing agreements betwen Bion and Centerpoint. On May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, and (iii) the payment by Bion to OAM of $80,000 (actual transaction currency) plus $10,000 (actual transaction currency) in legal expenses. The payment received by OAM, amounting to (euro)69,000 was included in "Other/Income(Expense)".

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


Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement
------------------------------------------------------------------------------

            Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, Banca di Intermediazione Mobiliare IMI S.p.a. ("IMI"), the escrow agent under the Escrow Agreement, paid (euro) 3,931,000 from the escrow account (see Note 2) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and OAM, in October 2003, entered into a settlement agreement with Aprilia, with the latter paying (euro) 1,420,000 to Centerpoint, including (euro) 206,000 of legal fees. OAM recorded in "other income" an equivalent to 65% of the net proceeds of this settlement. The remaining 35% of the proceeds was owed to Centerpoint (no longer a related party of the Company as of December 31, 2003).

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

Agreement with Comtech
----------------------

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

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements September 30, 2003


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

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Selling, general and administrative expenses of (euro) 91,000 were 63.6% lower than the same period of last year. Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., Directors & Officers ("D&O") insurance costs and certain statutory costs in Italy. As a result of the above items the second quarter ending 30 September 2003 reflected a net loss of
(euro) 317,000 compared to a net loss of (euro) 545 thousand for the third quarter of 2002.


Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Selling, general and administrative expenses of (euro) 488 thousand were 47.7% lower than the same period of last year. Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., D & O insurance costs and certain statutory costs in Italy.

Other income and (expense), (net), of (euro)254,000 in 2003 includes an income from a fee from the release of Bion anti-dilution provision of (euro)74 thousand and the difference of (euro)328,000 is made up of the loss on sale of investments of (euro) 55,000 and exchange differences for the balance whereas other income and (expense), (net), of (euro)782,000 in 2002 includes the gain on the sale of Centerpoint of (euro)1,489,000 and the cost of the write-down of 140,000 Centerpoint shares and all Bion shares.

Interest expense in the 9 months to September 30, 2003 was (euro)0 compared to
(euro)37,000 in 2002.

Interest income in 2003 amounted to (euro) 27,000 whereas this was (euro)82,000 in 2002.

As a result of the above items, in the 9 months ended September 30, 2003 a loss from before taxes and minority interests of (euro)715,000 was recorded, as compared with a loss of (euro)106,000 in the corresponding period of 2002.

The Company recorded a net loss of (euro) 744,000 in the nine months to September 30, 2003 compared to a net loss of (euro) 224,000 in the corresponding period of 2002.

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Liquidity and Capital Resources
Significant cash activities in the nine months ended September 30, 2003

            There were no significant cash activities recorded in the nine months ended September 30, 2003.



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


                                          TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004                     By:/s/ Mark S. Hauser
                                           ----------------------------
                                           Mark S. Hauser
                                           President / Joint Chief Executive
                                           Officer





Dated: May 25, 2004                      By:/s/ Emanuel M Arbib
                                            ---------------------------
                                            Emanuel M. Arbib,
                                            Joint Chief Executive Officer

                         (Article 5 of Regulation S-X)
                      Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, September 30, 2003 and is qualified in its entirety by reference to such financial statements.


Item No.             Item Description                                            Amount*
                                                                                   US$
5-01(1)              Cash and cash items                                        2,700,000
5-02(2)              Marketable securities                                              0
5-02(3)(a)(1)        Notes and accounts receivable - trade                              0
5-02(3)(a)(4)        Notes and accounts receivable - other                        110,000
5-02(4)              Allowances for doubtful accounts                                   0
5-02(6)              Inventory                                                          0
5-02(9)              Total current assets                                       2,917,000
5-02(13)             Property, plant and equipment                                 19,000
5-02(14)             Accumulated depreciation                                     (9,000)
5-02(18)             Total assets                                               3,183,000
5-02(21)             Total current liabilities                                    908,000
5-02(22)             Bonds, mortgages and similar debt                                  0
5-02(28)             Preferred stock - mandatory redemption                             0
5-02(29)             Preferred stock - non-mandatory redemption                         0
5-02(31)             Common stock                                                  64,000
5-02(32)             Other stockholders' equity                                 1,620,000
5-03(b)(1)(a)        Net sales of tangible products                                     0
5-03(b)(1)           Total revenues                                                     0
5-03(b)(2)(a)        Cost of tangible goods sold                                        0
5-03(b)(2)           Total costs and expenses                                     543,000
5-03(b)(3)           Other income/(expenses)                                     (282,000)
5-03(b)(5)           Provision for doubtful accounts and notes                          0
5-03(b)(8)           Interest and amortization of debt discount                         0
5-03(b)(10)          Income/(loss) before taxes and other items                  (795,000)
5-03(b)(11)          Income tax expense                                           (43,000)
5-03(b)(14)          Income/(loss) continuing operations                         (828,000)
5-03(b)(15)          Discontinued operations                                            0
5-03(b)(17)          Extraordinary items                                                0
5-03(b)(18)          Cumulative effect - changes in accounting principles               0
5-03(b)(19)          Net income or loss                                          (828,000)
5-03(b)(20)          Earnings per share - primary                                   (0.20)
5-03(b)(20)          Earnings per share - fully diluted                             (0.20)

     * Dollar amounts are based on conversion rate of U.S.$ 1.165 = (euro)1 which prevailed on September 30, 2003.