Form 10-K
period 2003-12-31
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _____

Indicate by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).      Yes _____   No__X___

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

ITEM 1.  BUSINESS............................................................2

ITEM 2.  PROPERTIES..........................................................4

ITEM 3.  LEGAL PROCEEDINGS...................................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................4

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.............................................................5

ITEM 6.  SELECTED FINANCIAL DATA.............................................6

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................8

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
         MARKET RISK........................................................12

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................13

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................34

ITEM 9A. CONTROLS AND PROCEDURES............................................35


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................36

ITEM 11. EXECUTIVE COMPENSATION.............................................38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....44

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................46

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................48



PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....49

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

Reporting Currency

Beginning with the fiscal year ended December 31, 2002, Trident Rowan Group Inc. (the "Company") has published its consolidated financial statements in euros ("(euro)"), the official common currency of twelve Member States of the European Union (the "EU"), including Italy. In this Annual Report in Form 10-K, references to "dollars," "U.S.$" or "$" are to United States dollars and references to "lire" or "Lit." are to Italian lire. Amounts stated in dollars in the Financial Statements and tables under Item 8, unless otherwise indicated, have been translated from euros at an assumed rate solely for convenience and should not be construed as representations that the euro amounts actually represent such dollar amounts or could be converted into dollars at the rate indicated. Unless otherwise indicated, such dollar amounts have been translated from euros at the noon buying rate in The City of New York for cable transfers in foreign currencies as announced by the Federal Reserve Bank of New York for customs purposes (the "Noon Buying Rate") on December 31, 2003 (the last business day of 2003) of $1.26 per (euro)1.00. Such rate may differ from the actual rates used in the preparation of the consolidated financial statements included in Item 8 and dollar amounts used in this Annual Report may differ from the actual dollar amounts that were translated into euros in the preparation of such consolidated financial statements. For information regarding recent rates of exchange between euros and dollars and between Italian lire (the Company's historical reporting currency) and dollars, see "Key Information--Selected Financial Data -- Exchange Rates" in Item 6.

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

The Company, in 1995, acquired Temporary Integrated Management S.p.A. ("TIM"), a temporary management company. The focus of TIM was to invest in troubled companies and enhance its investment value through its temporary management capability, and then realize such enhanced value through exit strategies.

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

Since the disposal of the Company's operating subsidiaries in 2000, the Company has had no operations other than those relating to the compliance with regulatory requirements, the settlement of various claims and litigations and the pursuit of business opportunities.


RECENT AND SUBSEQUENT EVENTS

Overview

o In December 2003, Travelers Casualty and Surety Company ("Travelers") paid the Company US$1,450,000 (actual transaction currency) ((euro)1,285,000) pursuant to the terms of a settlement agreement relating to the Company's lawsuit against Travelers in connection with the Wilson litigation (see Note 15 to the Consolidated Financial Statements in Item 8). The parties entered into the settlement agreement in December 2003 after challenges and appeals were made to the judge's determination in January 2002 that Travelers was liable to the Company for US$1,000,000 (actual transaction currency) ((euro)1,100,000 at the prevailing exchange rate) plus the Company's legal fees in connection with the litigation, less a reasonable premium.

o In November 2003, Centerpoint (which is no longer a related party to the Company at this time because of the Bion transaction) and OAM entered into a settlement agreement with Aprilia. The latter paid (euro)

   1,420,000 to OAM, including (euro)207,000 of legal fees. The right to 65% of the net proceeds of this settlement is owned by OAM, and the remaining 35% by Centerpoint.

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

CURRENT STATUS OF THE COMPANY

As of March 31, 2004, the date of this report, the Company no longer has any operating subsidiaries. The Company's principal assets are as follows:

o Approximately (euro) 4.1 million (US$5.0 million at March 31, 2004 exchange rates) in cash. Approximately 86% of the cash held by the Company are denominated in US Dollars and the balance in Euro;

o 140,000 Centerpoint Class A Common Stock (carrying value was written down to zero in 2002);

o 144,240 (after the 10 for 1 reverse stock split occurred in July 2002) Bion common stock (carrying value written down to zero), warrants to purchase 100,000 (after the 10 for 1 reverse stock split) shares of Bion common stock at US$ 9.00 (actual transaction currency) per share (has not been assigned a value in the consolidated financial statements);

o A sixty-five percent share in claims with respect to residual funds of approximately (euro) 600,000 held in an escrow account relating to the September 2000 sale of the operating subsidiaries of Centerpoint to Aprilia (see Note 15 to the Consolidated Financial Statements in Item 8). This claim (a contingent asset) is not recorded as asset in the consolidated financial statements; and

o A sixty-five percent share of claims against Banca di Intermediazione Mobiliare IMI S.p.A. ("IMI") to recover fees charged in connection with the September 2000 sale of the operating subsidiaries of Centerpoint to Aprilia (See Note 15 to the Consolidated Financial Statements in Item 8). This claim (a contingent asset) is not recorded as asset in the consolidated financial statements.

The Company's only liabilities are principally for corporate costs, taxes and litigation costs in respect of the claims above.

The majority of the assets described above are held by OAM S.p.A., a 98.6% Italian subsidiary of the Company.

FUTURE BUSINESS OF THE COMPANY

In May 2002 the Board of Directors of the Company approved the engagement of Investec Inc. ("Investec") to explore investment options available to the Company and to seek a suitable business to acquire or merge with. In June 2003, following the closure of Investec's U.S. investment banking operations, in order to provide continuity to the process of identifying potential candidates, the Company engaged Kidron Corporate Advisors LLC, an M & A advisory boutique.

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


ITEM 2.      PROPERTIES

The Company does not own any real property. The only property leased by the Company in 2003 and on the date of this report is an office space aggregating 100 square meters in Milan, Italy at a cost of approximately (euro) 10,000 annually. The lease agreement expires on October 1, 2005.

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

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the year ended December 31, 2003, the Company held two directors' meetings, in June and December of 2003, but no shareholder's meeting. No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From August 22, 1996 until June 5, 1997, the Company's common stock traded on the NASDAQ Small Cap Market under the symbol TRGI. The reported prices represent inter-dealer prices, which do not include retail mark-ups, markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions. From June 5, 1997 until March 17, 1999, the Company's common stock and warrants (issued in connection with the Company's public offering in June
1997) traded on the NASDAQ National Market. Since March 18, 1999, the common stock and warrants have been quoted on the Over-The-Counter Market known as the "pink sheets." All warrants issued in conjunction with the above public offering (June 1997), expired in June 2002.

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
                              *actual transaction currency


                                    Warrants

In June of 2002, the warrants ceased to trade publicly.

As of March 31, 2004, there were approximately 912 holders of record of the Company's common stock.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information with respect to the Company's equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2003:

                                                                    Number of
                                                                    securities
                                                                    remaining
                                                                  available for
                                                                      future
                                    Number of                        issuance
                                  securities to  Weighted-average  under equity
                                 be issued upon     exercise       compensation
                                   exercise of      price of          plans
                                   outstanding    outstanding       (excluding
                                    options,        options,        securities
                                   warrants and    warrants and    reflected in
                                     rights          rights         column (a))
Plan category                          (a)            (b)               (c)
-------------------------        --------------  --------------   -------------
Equity compensation plans
approved by security holders (1)     480,834          1.47         1,669,166(2)

(1) The equity compensation plans approved by security holders consist of the Company's 1995 Non-Qualified Plan and the Company's 1995 Directors' Plan. The Company does not have any equity compensation plans that were not approved by security holders.

(2) The number of securities remaining available for future issuance under each of the Company's 1995 Non-Qualified Plan and the Company's 1995 Directors' Plan (excluding securities reflected in column (a) of the chart) is 1,625,000 and is 44,166 shares of common stock, respectively.



DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock for the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the Company's audited consolidated financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements, including the notes thereto, included in Item 8 of this Form 10-K


                                     2003         2003              2002          2001              2000             1999
Income Statement Data               `000(a)       `000              `000          `000              `000             `000
                                    -------     --------          ---------     ---------        ----------         --------
Net Sales ......................... $        (euro)    --     (euro)     --   (euro)     --    (euro)      --     (euro)  1,026
Profit/(Loss) from continuing
operations ........................ $1,066   (euro)   846     (euro) (1,504)  (euro)   (191)   (euro)  (3,692)    (euro) (3,414)
Net profit/(loss) ................. $1,066   (euro)   846     (euro) (1,504)  (euro)   (191)   (euro)  13,800     (euro)  1,283
Balance Sheet Data
Total assets ...................... $5,237   (euro) 4,156     (euro)  3,618   (euro) 10,994    (euro)  25,883     (euro) 12,243
Long Term debt, net of current
  portion                                                                                                         (euro)  6,525
Earnings (Loss) per share (b)
Continuing operations ............. $ 0.26   (euro)  0.21     (euro)  (0.37)  (euro)  (0.05)   (euro)  (0.910)    (euro)  (0.79)
Discontinued operations ...........                    --                --              --    (euro)    4.30(c)  (euro)   1.10(d)

(a) Converted solely for the convenience of the reader at 1 (euro) = $1.26, the approximate rate as at December 31, 2003.

(b) As the Company had losses from continuing operations in each of the years 1999 through 2002, all options, warrants and other instruments were anti dilutive for each of those years.

(c) Includes (euro) 29,148,000 gain ((euro)7.16 on an EPS basis) on disposal of the Moto Guzzi business, before minority interests of (euro) 9,707,000 ((euro)2.38 on an EPS basis) and the loss of discontinued motorcycle operations of (euro) 2,261,000 ((euro) 0.56 on a EPS basis).

(d) Includes (euro) 11,196,000 gain ((euro)2.61 on an EPS basis), net of minority interest of (euro) 2,147,000 ((euro) 0.50 on an EPS basis), relating to the merger of the discontinued Moto Guzzi business with North Atlantic Acquisition Corp., and loss from motorcycle operations of (euro) 6,700,000 ((euro)1.56 on an EPS basis).

Functional Currency

The consolidated financial statements through the date of the disposal of the Company's operations were shown in Italian Lira because all of the Company's material operating subsidiaries were based in and operated entirely in Italy. Thereafter from January 1, 2002, the reporting currency of the Company was changed to Euro - see introductory paragraph to Part 1; Reporting Currency. Pending evaluation of its alternatives, following the disposals of its operations, the Company invested the major part of the net proceeds from the disposals in Euro denominated cash and cash equivalents and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts in the Financial Statements and tables under Item 8, unless otherwise indicated, is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of 1 (euro) = $1.26, year-end exchange rate.

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

From January 1, 2002, the Euro became the only legal currency in the participating countries and consequently the financial statements of the Company, for the periods commencing January 1, 2002 are presented in Euro. Prior year statements have been translated from Italian Lira to Euro at the 1,936.27 exchange rate for comparative purposes.

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

Since the disposal of the Company's operating subsidiaries in 2000, the Company has had no operations other than those relating to the compliance with regulatory requirements, the settlement of various claims and litigations and the pursuit of business opportunities.

General

Year Ended December 31, 2003 as compared to Year Ended December 31, 2002

                                           2003               2002
                                       (euro) `000        (euro) `000

 Selling, general and
 administrative expenses
  and operating loss                          (968)            (1,221)
 Interest expense                              (36)               (26)
 Interest income                                35                  2
 Other (expense)/income, net                 1,944               (153)
                                        -----------         ----------
 Profit/(loss) from before income
 taxes and minority interests                  975             (1,398)
 Income taxes                                 (128)              (100)
 Minority interest                              (1)                (6)
                                        -----------         ----------
 Net profit/(loss)                             846             (1,504)
                                        -----------         ----------

Significant elements of selling, general and administrative costs are as follows:

                                                       2003          2002
                                                    (euro) `000   (euro) `000

Corporate salaries                                       273          320
Legal and other litigation costs                         106          154
Other costs                                              589          747
                                                   ----------   ----------
                                                         968        1,221
                                                   ----------   ----------


Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with legal claims and the disposal of operations in Italy and D&O (Directors and Officers) Insurance costs.

Interest expense in 2003 and 2002 principally reflects interest paid to third parties.

Interest income in 2003 and 2002 principally reflects interest earned on cash.

Significant elements of other (expense)/income, net were:

                                                           2003         2002
                                                       (euro) `000   (euro) `000

         Gain on Sale of Centerpoint                           -       1,489
         Exchange loss                                      (580)       (475)
         Gain on  settlement of Travelers litigation       1,285           -
         Gain on Aprilia settlement                        1,015           -
         Loss on investments                                 (55)          -
         Write down of Bion shares                             -        (841)
         Write down  of 140,000 Centerpoint shares             -        (347)
         Fee from release of Bion anti-dilution
         provision                                            74           -
         Other income/(expense)                              205          21
                                                         -----------------------
                                                           1,944        (153)
                                                         -----------------------


Year Ended December 31, 2002 as compared to Year Ended December 31, 2001

                                                2002          2001
                                            (euro) `000    (euro) `000

 Selling, general and
 administrative expenses
 and operating loss                            (1,221)        (2,173)
 Interest Expense                                 (26)          (427)
 Interest income                                    2            394
 Other (expense)/income, net                     (153)         2,073
                                             ----------    -----------
 Loss before income taxes and
 minority interests                            (1,398)          (133)
 Income taxes                                    (100)          (117)
 Minority interest                                 (6)            59
                                             ----------    -----------
 Net profit/(loss)                             (1,504)          (191)
                                             ----------    -----------

The reduction of (euro) 952,000 or 43.8% in selling general and administrative expenses in 2002 compared to 2001 reflects the cost reductions implemented by the Company and in particular the reduction in legal and litigation costs incurred.

The Company's cost saving program was hindered by the need to maintain accounting and tax compliance systems for both Italian and U.S. purposes.

Significant elements of selling, general and administrative costs are as follows:

                                         2002          2001
                                      (euro) `000   (euro) `000

Corporate salaries                          320           543
Legal and other litigation costs            154           774
Other costs                                 747           856
                                      ---------      ---------
                                          1,221         2,173
                                      ---------      ---------

Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, professional fees in connection with legal claims and the disposal of operations in Italy and D&O (Directors and Officers) insurance costs.

Interest expense in 2001 principally reflect interest on the Company's US$ 6.25 million (actual transaction currency) 5% debentures that was repaid in June 2001 and residual debt in OAM, that was repaid in April 2001.

Interest income in 2002 and 2001 principally reflects interest earned on cash and interest accrued on tax receivables.

Significant elements of other (expense)/income, net were:

                                                         2002          2001
                                                      (euro) `000   (euro) `000

Gain on sale of Centerpoint                               1,489            -
Exchange loss                                              (475)           -
Additional reserve for Rawlings Litigation                    -         (387)
Income from sale of marketable securities                     -          122
Gain from early the extinguishment of the
  Convertible Debentures                                      -        2,208
Write down of Bion shares                                  (841)           -
Write down of 140,000 Centerpoint shares                   (347)           -
Other                                                        21          130
                                                         --------------------
                                                           (153)       2,073
                                                         --------------------

Liquidity and Capital Resources

Significant cash activities in 2003 and 2002

In 2002, negative operating cash flows for the major part relate to selling, general and administrative expenses in addition to negative cash flows from the Bion transaction, net of the sale of Centerpoint, as described in Item 1 and
Note 4 to the Consolidated Financial Statements in Item 8.

In January 2002, OAM entered into agreements with Bion as described in Note 4 to the Consolidated Financial Statements in Item 8 and in Item 1. The substantial effect of the transactions with Bion was that the Company disposed of its controlling interest in Centerpoint. The Company received substantially the same value of proceeds it could have received had it liquidated Centerpoint. Pursuant to these transactions, OAM received the Company's US$ 4.2 million (actual transaction currency) Promissory Note and approximately US$ 3.7 million (actual transaction currency) of the approximately US$ 8.7 million (actual transaction currency) cash held by Centerpoint at the date of the transaction with Bion.

In 2003, positive operating cash flows from the proceeds of the settlement of the Travelers and Aprilia litigations were offset by negative operating outflows relating to selling, general and administrative expenses.

Future liquidity needs

As of March 31, 2004, the Company has approximately (euro) 4.1 million (US$ 5.0 million at the exchange rate prevailing at March 31, 2004) in cash. Management believes such amounts to be sufficient to fund the Company's activities which principally reflect litigation which the Company has commenced against IMI

(see Item 3) and to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. In addition, the Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, Directors & Officers ("D & O") Insurance, and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

Following a non-binding term sheet dated December 30, 2003, between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the company and Comtech reached an agreement in principle pursuant to which Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock (See "Future Business of the Company" under Item 1). If the Company and Comtech enter into a definitive agreement and the transactions contemplated thereby are consummated, it is likely that the Company would use current resources to fund costs associated with Comtech's business and the Company's liquidity would decrease.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations, Commercial Commitments and Purchase Obligations

As of December 31, 2003, the Company's contractual obligations, commercial commitments and purchase obligations were as follows (in Euro):


                                                       Payment Due by Period
                                             ----------------------------------------
                                                    Less                       More
                                                    Than 1   1 - 3    3 - 5    Than 5
Contractual Obligations                      Total  Year     Years    Years    Years
-----------------------                      -----  ----     -----    -----    -----

Long-Term Debt Obligations                     -      -        -        -        -
Capital Lease Obligations                      -      -        -        -        -
Operating Lease Obligations                   26     13       13        -        -
Purchase Obligations                           -      -        -        -        -
Other Long-Term Liabilities Reflected
on the Registrant's                            -      -        -        -        -
Balance Sheet under GAAP
Total                                         26     13       13        -        -

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of cash approximates its carrying value.

Since, at March 31, 2004, 86% of the Company's cash is held in U.S. Dollars and the functional currency is Euro, the Company is subject to exchange rate fluctuations.

Fluctuations in the exchange rates between the Euro and the U.S. dollar affect the Euro equivalent of the Company's reported earnings. The Company, which no longer has any operations, believes that its exposure to foreign currency exchange rate risk is not material and does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

The Company does not have any derivative financial instruments and believes its exposure to interest rate risk and other relevant market risks is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                            TRIDENT ROWAN GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Public Accountants....................................14
Consolidated Balance Sheets - Assets........................................15
Consolidated Balance Sheets - Liabilities and Shareholders' Equity .........16
Consolidated Statements of Operations.......................................17
Consolidated Statements of Changes in Shareholders' Equity .................18
Consolidated Statements of Cash Flows.......................................19
Notes to Consolidated Financial Statements..................................21

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Trident Rowan Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Trident Rowan Group, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE S.p.A.

Milan, Italy
May 7, 2004

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

In thousands of Euro or thousands of U.S. Dollars


                                                      Dec. 31            Dec. 31           Dec.
                                                      31 2003              2003            2002
                                                      US$'000           (euro)'000      (euro)'000
ASSETS
Cash ...........................................   $   4,750 (euro)      3,770 (euro)      3,256
Prepaid expenses ...............................         125                99                59

                                                      ------            ------            ------

TOTAL CURRENT ASSETS ...........................       4,875             3,869             3,315

                                                      ------            ------            ------

Property, plant and equipment ..................           0                 0                14

  At cost ......................................           3                 2                29
  Less allowances for depreciation .............          (3)               (2)              (15)

Other receivables ..............................         362               287               289

                                                      ------            ------            ------

TOTAL ASSETS ...................................   $   5,237 (euro)      4,156 (euro)      3,618

                                                      ======            ======            ======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

In thousands of Euro or thousands of U.S. Dollars


LIABILITIES                                                    Dec. 31          Dec. 31       Dec. 31
                                                                2003              2003         2002
                                                               US$'000         (euro)'000    (euro)'000

Accounts payable .................................        $       175 (euro)       139 (euro)      486
Accrued expenses and other payables ..............                803              637             525

                                                          ------------     ------------    ------------

TOTAL CURRENT LIABILITIES                                         978              776           1,011

                                                          ------------     ------------    ------------

Provision for claims .............................                554              440             440

Minority interests ...............................                 97               77              76

SHAREHOLDERS' EQUITY .....................                      3,608            2,863           2,091

Common stock, par value $0.01 per share:
Authorised 50,000,000 shares;
  4,064,900 shares outstanding;                                    69               55              55
Additional paid-in capital .......................             69,444           55,114          55,114
Treasury stock, at cost ..........................            (31,180)         (24,746)        (24,746)
Cumulative translation adjustment ................             (1,629)          (1,293)         (1,219)
Accumulated deficit ..............................            (33,096)         (26,267)        (27,113)

                                                          ------------     ------------    ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT                     $     5,237 (euro)     4,156 (euro)    3,618

                                                          ============     ============    ============


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statement of Operations

December 31, 2003, 2002 and 2001

In thousands of Euro or thousands of U.S. Dollars


                                                                Dec. 31       Dec. 31      Dec. 31       Dec. 31
                                                                 2003          2003          2002         2001
                                                                $'000       (euro)'000    (euro)'000   (euro)'000

Selling, general and administrative expenses
  and total operating loss .............................        (1,220)         (968)       (1,221)      (2,173)

Interest expense                                                   (45)          (36)          (26)        (427)
Interest income ........................................            44            35             2          394
Other income/(expense), net ............................         2,449         1,944          (153)       2,073

                                                          ------------- ------------- -------------  -----------
Profit/(Loss) before income taxes and
  minority interests ...................................         1,228           975        (1,398)        (133)
Income taxes ...........................................          (161)         (128)         (100)        (117)
Minority interests .....................................            (1)           (1)           (6)          59

                                                          ------------- ------------- -------------  -----------

Net profit/(loss).......................................         1,066           846        (1,504)        (191)

                                                          ============= ============= =============  ===========
PROFIT/(LOSS) PER SHARE: Basic
                                                                  0.26          0.21         (0.37)       (0.05)
                                                          ============= ============= =============  ===========

Weighted average number of common shares
  outstanding during the period
Basic ..................................................     4.064.900     4.064.900     4.064.900    4.064.900

                                                          ============= ============= =============  ===========


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

December 31, 2003, 2002 and 2001

In thousands of Euro or thousands of U.S. Dollars


                                                        Additional                Other                      TOTAL        Other
                                                Common    paid-in    Treasury  Comprehensive Accumulated  SHAREHOLDERS comprehensive
               (euro)'000                       stock    capital     stock        Income       Deficit       EQUITY       income
                                               ------- ----------- ---------  -------------  -----------  ------------ -------------

At January 1, 2001..................(euro)'000      55     55,031    (24.746)     (578)       (25,418)       4,344
Net Profit (Loss) ..................                 -          -          -                     (191)        (191)        (191)
Translation adjustment .............                 -          -          -      (972)                       (972)        (972)
Vesting of shares subject
  to forfeit........................                 -         83          -         -                          83            -
                                               -------  ---------  ----------  --------     ----------    ---------    --------
At December 31, 2001 ...............(euro)'000      55     55,114    (24,746)   (1,550)       (25,609)        3,264      (1,163)
Net Profit (Loss) ..................                 -          -          -         -         (1,504)       (1,504)     (1,504)
Translation adjustment .............                 -          -          -       331              -           331         331
                                               -------  ---------  ----------  --------     ----------    ---------    --------
At December 31, 2002 ...............(euro)'000      55     55,114    (24,746)   (1,219)       (27,113)        2,091      (1,173)
Net Profit (Loss) ..................                 -          -          -         -            846           846         846
Translation adjustment .............                 -          -          -       (74)             -           (74)        (74)
                                               -------  ---------  ----------  --------     ----------    ---------    --------
At December 31, 2003 ...............(euro)'000      55     55,114    (24,746)   (1,293)       (26,267)        2,863         772

At December 31, 2003 ...............$'000           69     69,444    (31,180)   (1,629)       (33,096)       3,608


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2003, 2002 and 2001
In thousands of Euro or thousands of U.S. Dollars


                                                            Dec. 31         Dec. 31       Dec. 31         Dec. 31
                                                             2003            2003           2002            2001
                                                            $ 000         (euro) 000     (euro) 000     (euro) 000

Profit/(Loss)                                               1,066             846          (1,504)           (191)
Adjustments to reconcile net loss to net
 cash :
Depreciation and amortization                                  11               9               9              25
Amortization of debt charges                                   --              --              --             104
Minority interests                                              1               1               6             (59)
(Gain)/Loss on disposals of subsidiaries                       --              --          (1,489)             --
Write off of investment                                        --              --           1,188              --
Other operating activities                                     (1)             (1)           (356)            (40)
Changes in operating assets and liabilities:                   --              --              --              --
Trade and other receivables                                     2               2             (90)            471
Prepaid expenses                                              (50)            (40)              3              36
Accounts payable, accrued expenses and claims                (296)           (235)           (654)         (2,167)
Payment of settlement of litigations                           --              --              --          (1,145)
Decrease in provision for claims                               --              --              --          (1,676)
                                                          -------         -------         -------         -------
Net cash(used)/provided by operating activities               733             582          (2,887)         (4,642)
                                                          -------         -------         -------         -------
Investing activities:
Net (increase)/decrease in investments                         --              --              --          16,621
Purchase of minority interest in OAM                           --              --              --          (2,794)
Sale of subsidiaries, less cash disposed                       --              --           6,484              --
Purchase of minority interest in Bion, net of cash             --              --          (9,543)             --
Proceeds from disposal of other assets, net                    --              --              (4)             --
                                                          -------         -------         -------         -------
Net cash (used)/provided by investing activities                0               0          (3,063)         13,827
                                                          -------         -------         -------         -------
Financing activities
Principal payments of long-term debt                           --              --              --          (5,261)
                                                          -------         -------         -------         -------
Net cash used in financing activities                           0               0               0          (5,261)

Increase/(decrease) in cash                                   733             582          (5,950)          3,924
Exchange movement on opening cash                             (86)            (68)         (1,508)            212
Cash, beginning of year                                     4,103           3,256          10,714           6,578
                                                          -------         -------         -------         -------
Cash, end of year                                           4,750           3,770           3,256          10,714
                                                          =======         =======         =======         =======


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2003, 2002 and 2001

Supplemental Schedule of Non-Cash Activities

2003 - None.

2002 - In January 2002, in connection with the Bion transaction (see Note 4) the Company received 1,000,000 Bion common stock and warrants to acquire 1,000,000 Bion common stock to be exercised at a price of US$0.90 (actual transaction currency). The 100,000 (after the 10 for 1 reverse split in July 2002) Bion common stock was written down during the year.

In settlement of the Rawlings litigation, the Company transferred 160,000 Centerpoint common stock to Rawlings. The remaining 140,000 Centerpoint common stock in the Company's possession was written down during the year.

2001 - As described in Note 4 to the Consolidated Financial Statements, as a result of the allocation of the excess of the net fair value of assets acquired and liabilities assumed over the acquisition costs of the minority interests in OAM, tax receivables of (euro) 985,000 and an investment of (euro) 516,000 were written down to zero.

(euro)83,000 has been charged as stock compensation expense.

Other Supplemental Information

Interest paid amounted to (euro) 36,000, (euro) 26,000 and (euro) 86,000 in 2003, 2002 and 2001, respectively.

1.    Background and Organization

Trident Rowan Group, Inc. (the "Company") was a holding company incorporated in the United States. The Company, in 2000, disposed of all of its operating subsidiaries. It also disposed of its 57.70% controlling interest in Centerpoint Corporation ("Centerpoint") in 2002 (see Note 4).

Reporting currency
The Company, on January 1, 2002, adopted Euro ((euro)) as its reporting currency and therefore the accompanying consolidated balance sheet as of December 31, 2002 and 2003, consolidated statements of operations, consolidated statement of changes in shareholders' equity and consolidated statement of cash flows for the year ended December 31, 2002 and 2003 are presented in Euro. All consolidated financial statements for each period prior to January 1, 2002 have been restated into Euro using the official Italian Lira - Euro exchange rate fixed as of January 1, 1999 at (euro)1 to Italian Lira 1,936.27. Since the exchange rate of Lira-Euro is fixed, the Company's restated consolidated financial statements will depict the same trends as would have been presented if it had continued to present its consolidated financial statements in Italian Lira. The consolidated financial statements of the Company, however, will not be comparable to the Euro consolidated financial statements of other companies that previously reported their financial statements in a currency other than Italian Lira because currency fluctuations between Italian Lira and other currency.

When the actual transaction currency is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency". All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

2.    Significant Accounting Policies

Principles of consolidation
The consolidated financial statements at December 31, 2003 include the accounts of the Company and its only, majority owned subsidiary OAM S.p.A. ("OAM"). Trident Rowan Servizi S.p.A. ("Trident Servizi", formerly a 99.9% owned subsidiary of the Company) and OAM (formerly a 99.6% owned subsidiary of Trident Servizi) were merged in 2003.
The consolidated financial statements at December 31, 2002, include the accounts of the Company and its majority owned subsidiaries - Trident Servizi and OAM. Trident Rowan International S.A. ("Trident International") was liquidated in 2002 and Centerpoint was disposed of in 2002 (see Note 4). The consolidated financial statements at December 31, 2001 include the accounts of the Company and the following majority owned subsidiaries - Trident Servizi, OAM, Trident International and Centerpoint (57.7% owned by OAM and 5% owned directly by the Company).

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

Foreign currency translation
Assets and liabilities of subsidiaries whose functional currency is other than the Euro ("(euro)") are translated into (euro) using exchange rates prevailing at the balance sheet dates. All expenses and other transactions are translated at average exchange rates during the year. The adjustment resulting from translating the financial statements of such subsidiaries is included as a component of accumulated other comprehensive income or loss.

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

Stock-based compensation
The Company accounts for stock-based compensation using the intrinsic value method. Under this method, compensation cost for stock options, warrants and stock awards is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.
The additional compensation costs under the Company's stock option plans for 2003, 2002 and 2001, had they been accounted for using the fair value of awards at the grant date, were not material. The effect of applying variable accounting on fixed stock options or awards to employees which exercise prices have been reduced subsequent to their original measurement date as well as the effect of the extension of the exercise periods of certain awards or options to employees, were not material to the results of operations for all periods presented.

Stock options, warrants and stock awards to persons or entities other than employees are recognized at the fair value of the Company's common stock at the date of the grant.

Net profit/(loss) per common share
Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share give effect to all potentially dilutive common shares that were outstanding during the period. Since the Company had losses in 2001 and 2002, potentially dilutive common shares are antidilutive for each of those years.

Accumulated other comprehensive income

Comprehensive income includes net income and translation difference from the conversion of balance sheets of non-Euro functional currency entities. The Company has disclosed comprehensive income in the consolidated statements of changes in shareholders equity.

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

3. Sale of Subsidiaries

3a.   Sale of  Motorcycle Operations

Centerpoint Corporation ("Centerpoint"; formerly Moto Guzzi Corporation) sold all its operating subsidiaries to Aprilia S.p.A. ("Aprilia") in 2000. In connection with the sale, Centerpoint placed (euro) 4,842,000 in escrow to satisfy potential claims by Aprilia related to any breach of representations and warranties (see Note 15).

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

IMI was paid (euro) 5,888,000 in fees and expenses related to the foregoing sale of the operating subsidiaries of Centerpoint, which amount is being disputed by Centerpoint (see Note 15).

3b    Sale of the  Steel Tube Operations

The Company disposed of L.I.T.A. S.p.A. ("LITA) in July 2000. The Company also provided a bank guarantee for (euro) 516,000 to secure any claims the purchaser may have for breaches of representations and warranties given by the Company through December 31, 2004. The bank guarantee is secured by an investment of the Company held by the bank that issued the guarantee. The Company settled (euro) 85,000 of claims by the purchaser in 2001 and recognized this expense in the consolidated statements of operations in 2001.

4.    Changes in Investment

Purchase of minority interests in OAM subsidiary
The Company purchased, on March 1, 2001, the 15.65% minority interests in OAM (that it did not already own) from DaimlerChrysler for US$2.5 million (actual transaction currency) ((euro) 2,661,000 at the effective accounting date for this transaction of January 1, 2001). The net fair value of the assets acquired and liabilities assumed of (euro) 4,174,000 exceeded the acquisition cost by
(euro) 1,512,000; this excess was applied to write down the fair value initially allocated to the following non-current assets of OAM - tax receivables of (euro) 985,000 (see Note 5), an investment of (euro) 516,000 and property and equipment of (euro) 11,000.

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

Bion Transaction
Centerpoint, on January 15, 2002, acquired a 35% equity interest in Bion Environmental Technologies, Inc. ("Bion") consisting of 19,000,000 common shares. Bion is engaged in waste stream remediation and organic soil and fertilizer production. Its unrestricted common share was then traded on the OTC/BB market. The considerations for the foregoing acquisition are cash of approximately US$8.5 million (actual transaction currency) (substantially all of Centerpoint's cash), the US$4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest), and the assignment of 65% of Centerpoint's claims with respect to the escrow accounts from the sale of the subsidiaries of Centerpoint to Aprilia and its claims against IMI. The foregoing claims were contingent assets that were not recognized as asset in the financial statements of Centerpoint at the time of the transaction.

Simultaneously with the consummation of this transaction, Bion purchased the 57.7% majority interest in Centerpoint from OAM. The total consideration paid by Bion consisted of (i) US$3.7 million (actual transaction currency) in cash, (ii) the assignment of the US$4.2 million (actual transaction currency) Centerpoint Loan to the Company (including accrued interest) and related loan guarantees,
(iii) the assignment of the 65% interest in Centerpoint's claims with respect to the escrow accounts from the sale of of the subsidiaries of Centerpoint to Aprilia and Centerpoint's claims against IMI, (iv) the issuance of 1,000,000 Bion restricted common shares to OAM with market value of $0.75 (actual transaction currency) per share or an aggregate market value of $750,000 (actual transaction currency), and (v) the issuance to OAM of a warrant to acquire 1,000,000 Bion common shares at a price of US$0.90 (actual transaction currency), with expiration date of January 10, 2007. David Mitchell (a director of Centerpoint) was the Chairman, President, Board Member and a principal stock and warrant holder of Bion at the time of the transaction. As a consequence of the sale, the Company recorded a gain of (euro)1,489,000. The carrying value of the Bion shares of (euro)841,000 were fully written down in 2002.

In July 2002, Bion effected a 10 for 1 reverse stock split that reduced the number of shares of Bion held by the Company to 100,000 and the number of warrants held by the Company to 100,000.

In April 2003, Bion determined that the anti-dilution provisions in its agreements with Centerpoint and OAM were preventing it from being able to raise outside financing. In order to remedy this situation, and in anticipation of receiving up to US$1,925,000 (actual transaction currency) in new financing, on April 23, 2003, Bion entered into an agreement with Centerpoint providing, among other things, that Centerpoint cancel all antidilution and penalty provisions in existing agreements between Bion and Centerpoint. On May 23, 2003, OAM and Bion entered into an agreement providing among other things: (i) that OAM waive the anti-dilution provisions contained in its original agreement with Bion, (ii) for clarification of certain reimbursements required to be made by Bion under the original agreement relating to certain claims being handled by OAM on behalf of Centerpoint and OAM, and (iii) the payment by

Bion to OAM of $80,000 (actual transaction currency) plus $10,000 (actual transaction currency) in legal expenses. The payment received by OAM, corresponding to (euro)74,000, was included in "Other/Income (Expense) - see
Note 7).

5.    Tax Receivables

Tax receivables represent amounts for which reimbursement has been requested. The period for reimbursement in Italy have, in the recent past, invariably been in excess of 12 months and, accordingly, amounts for which reimbursement has been requested are not classified as non-current assets. Interest accrues on these receivables at rates set from time to time by the Italian Government.

6.    Accrued Expenses and Other Payables

                                               2003        2003         2002
                                             $ `000     (euro) `000  (euro) `000

      Salaries, wages and related items         270         214           205
      Value added and income taxes              387         307           209
      Other for legal costs, interest           146         116           111
      and other accrued expenses
                                            --------   ---------     ---------
                                                803         637           525
                                            ========   =========     =========

7. Other Income/(Expense)


                                                          2003          2003            2002           2001
                                                         $ `000      (euro) `000     (euro) `000   (euro) `000
                                                         ------       ----------     -----------   -----------

Write down of Bion Shares (see Note 4)                      --            --            (841)            --
Gain on Sale of Centerpoint (see Note 4)                    --            --           1,489             --
Write down of 140,000 Centerpoint shares                    --            --            (347)            --
Exchange loss                                             (731)         (580)           (475)            --
Gain on settlement of Travelers litigation
   (see Note 15)                                         1,619         1,285              --             --
Gain on Aprilia settlement (see Note 15)                 1,219         1,015              --             --
Loss on investment                                         (69)          (55)             --             --
Fee from release of Bion anti-dilution provision
(see Note 4)                                                93            74              --             --
Additional reserve for Rawlings litigation                  --            --              --           (387)
Gain from the extinguishment of the Convertible
  Debentures                                                --            --              --          2,208

Income from sale of marketable securities                   --            --              --            122
Other                                                      259           205              21            130

                                                        ------        ------          ------         ------
                                                         2,450         1,944            (153)         2,073
                                                        ======        ======          ======         ======

The gain on the Aprilia settlement includes the 65% net proceeds of the settlement of (euro)1,420,000 (see Note 15) and the recharge of certain expenses incurred by the Company on behalf of Centerpoint.

The Company, on February 11, 2002, entered into a settlement agreement with Rawlings Sporting Goods Company with respect to the Rawlings Litigation pursuant to which the Company transferred 160,000 Centerpoint Common Stock in May 2002; in this connection, the Company recorded an additional reserve for (euro)387,000 in 2001.

The residual 140,000 shares of Centerpoint were written down in 2002.

The gain on extinguishment of the Convertible Debentures ((euro)2,208,000) represents the difference between the carrying amounts of the US$6 Million (actual transaction currency) Convertible Debentures and the US$250,000 Convertible Debenture and amounts paid in full settlement of US$4,207,500 (actual transaction currency) and US$218,750 (actual transaction currency), respectively.

8.    Income Taxes

Profit/(Loss) before income taxes and minority interests consisted of the following:

                                  2003        2003         2002         2001
                                 $ `000   (euro) `000  (euro) `000  (euro) `000
                                 ------   -----------  -----------  -----------

       United States              1,070         849       (1,098)        103
       Italy                        158         126         (300)       (100)
       Elsewhere                                  -            -        (136)
                                -------     -------      -------     -------
                                  1,228         975       (1,398)       (133)
                                =======     =======      =======     =======


Income tax expense consisted of the following:

                                  2003       2003         2002         2001
                                 $ `000   (euro) `000  (euro) `000  (euro) `000
                                 ------   -----------  -----------  -----------
         Current:
         US                         113         90          100           100
         Italy                       48         38           -             17
                                --------   --------     --------      -------
                                    161        128          100           117
                                --------   --------     --------      -------

       Deferred:
                                --------   --------     --------      -------
       Total                        161        128          100           117
                                ========   ========     ========      =======


Significant components of the Company's tax liability and deferred tax assets are as follows:


                                        2003         2003          2002         2001
                                       $ `000     (euro) `000   (euro) `000  (euro) `000
                                       ------     -----------   -----------  -----------

       Accrued tax liability               365          290           200         123

       Net operating loss carry
         forwards                       13,360       10,603        12,723      16,030
       Valuation allowance             (13,360)     (10,603)      (12,723)    (16,030)
                                      ---------    ---------     ---------   ---------
       Net deferred tax assets               -            -             -           -
                                      =========    =========     =========   =========

It is management's opinion that it is more likely than not that loss carry-forwards of the US company will not be realized; therefore eventual deferred tax assets are valued at zero.

The effective provision for income taxes varied from the income tax expense calculated at the statutory U.S. federal income tax rate as follows:


                                        2003         2003         2002         2001
                                       $ `000    (euro) `000  (euro) `000  (euro) `000

      Income Taxes at Statutory Rate      430         341         (489)        (47)
                                     ---------    ---------    ---------    ---------
      Valuation allowance on
      the deferred tax asset
      related to tax losses
      carried forward                       -           -          489          47

      Tax effect on the utilization
      of losses carried forward          (430)       (341)           -           -

      Local income taxes, net             161         128          100         117

                                     ---------   ---------    ---------    ---------
                                          161         128          100         117
                                     =========   =========    =========    =========

For U.S. federal income tax purposes, the Company has net operating loss carry-forwards of approximately US$ 13.3 million (actual transaction currency) at December 31, 2003. These losses expire from 2006 through 2022. United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested.

At December 31, 2003 the Company had net operating loss carry-forwards for Italian income tax purposes for which no deferred tax asset has been recorded since management believes that it is highly unlikely that the loss carry-forwards can be utilized.

The Directors are planning to place the Italian subsidiary into liquidation by April 30, 2004. In that event, any remaining loss carry-forwards will not be realized.

9. Shares issued in Connection with Employment Agreements

In 1998, the Company issued 205,000 shares to Mark S. Hauser (see Note 11) and Emanuel M. Arbib (see Note 11). The issuance of these shares has been accounted for using the quoted market price of the Company's common stock as of the date of the agreements of US$ 4.06 (actual transaction currency) per share and charged to compensation expense over the life of the service contracts. The compensation expense related to these shares issuances was (euro) 83,000 in 2001.

10. Stock Options and Warrants (all amounts in US Dollars, the actual transaction currency)

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

In February 2000, in connection with the then auction of the operating subsidiaries of Centerpoint, the Company reduced the exercise price of the warrants previously issued to individuals identified below (or their affiliates) to US$ 3.50 per share (the then current quoted market price of the Company's common stock) and extended the expiration date of those warrants to June 2007:

                                                     Original     New
                                         Warrants    Exercise   Exercise
              Name                       Repriced     Price*      Price*
         ----------------------          --------    --------   --------

         Mark S. Hauser                  152,185      $5.50      $3.50
         Azzurra (an affiliate of        250,000      $5.50      $3.50
         Mark Hauser)
         Simtov, LTD (an                  99,212      $5.50      $3.50
         affiliate of Emanuel
         Arbib)
         Gianni Bulgari                  190,534      $5.50      $3.50
                                       ----------

                                         691,931
                                       ==========

           * the actual transaction currency is US Dollars

The expiration date of the remaining of 558,069 was also extended to June 2007. Furthermore, in February 2000, additional 200,000 warrants were issued to Mark Hauser and affiliates. This brought his total to 804,370. Of this total, one half were exercisable at $3.50 (and repriced in June 2003 to $1.25) and the other half exercisable at $5.50 (repriced in June 2003 to $1.50).

The above warrants and other warrants were further re-priced in June 2003 (see below).

Publicly traded warrants (OTC/BB: TRGIW)
The Company issued 1,437,500 warrants in June 1997; which all expired unexercised in June 2002.

1995 Non Qualified Plan Options
The Company's "1995 Non-Qualified Plan" provides for the grant of non-qualified stock options for officers and key employees. The Board of Directors has authorized the issuance of a total of 2,000,000 options under this plan. The total options granted under this plan prior to 2001 were 710,000 options (net of forfeitures) at an exercise price of US$ 12.26. On March 19, 1998, the Company granted to certain officers options to purchase an aggregate of 280,000 common stock at an exercise price of US$5.00 in exchange for the 710,000 outstanding options.

Also on March 18, 1998, the Company granted options to Mr. Hauser, Mr. Arbib and Tamarix to purchase an aggregate of 212,000 common stock at an exercise price of US$ 5.00 and granted a further 105,000 options to persons not previously included in its "1995 Non-Qualified Plan". 222,000 of these options were forfeited prior to 2001, when the grantees left the Company. In February 2000, in connection with the then upcoming auction of the operating subsidiaries of Centerpoint, the Company reduced the exercise price of 50,000 stock options previously granted to Mr. Hauser to US$ 3.50 per share (the then current quoted market price of the Company's common stock). In June 2003, the Company reduced the price of various options issued to Mr. Hauser and other officers and directors of the Company (see Note 15).

As of December 31, 2003, the outstanding options under the "1995 Non-Qualified Plan" which are all exercisable, are as follows - 245,000 options (exercise price is $1.50 per share after the 2003 repricing), 80,000 options (exercise price is $1.50 per share after the 2003 repricing) and 50,000 options (exercisable price is $1.25 per share after the 2003 repricing).

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

The exercise price is fixed at the reported closing price of the stock on January 2, or date of election of Directors for subsequent grants. All options issued prior to 2001 were forfeited as a result of changes in the Board of Directors, except for 52,917 options with an exercise price of US$ 5.50 and 7,917 options with an exercise price of US$ 5.00. The Company issued 15,000 options on January 2, 2001 with an exercise price of $0.75, a further 15,000 options on January 2, 2002 with an exercise price of $1.31 and an additional 15,000 options on January 2, 2003 with an exercise price of $0.25 (then repriced to $1.50).

As of the date of the document, 105,834 director options are issued and outstanding and 44,166 are available for issuance.

Stock Option and Warrant Repricing

The following warrants and options were repriced and extended in July 2003 as follows:



--------------------------------------- -------------- ------------------------------- ------------------------- --------------
                                                        Number of Securities
                                                             Underlying            Exercise Price at Time
                                                        Options/Warrants/SARs       of Repricing  or            New Exercise
Name                                    Date            Repriced or Amended (#)       Amendment ($)*              Price($)*
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
Mark Hauser                             6/20/03        50,000 (Options)                US$3.50                   US$1.25
                                                       87,917 (Options)                US$5.50                   US$1.50
                                                       152,185 (Warrants)              US$3.50                   US$1.25
                                                       152,185 (Warrants)              US$5.50                   US$1.50
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
Emanuel Arbib                           6/20/03        65,000 (Options)                US$5.00                   US$1.50
                                                       7,917 (Options)                 US$5.00                   US$1.50
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
Gianni Bulgari                          6/20/03        15,000 (Options)                US$5.50                   US$1.50
                                                       5,000 (Options)                 US$0.75                   US$1.50
                                                       5,000 (Options)                 US$1.31                   US$1.50
                                                       5,000 (Options)                 US$0.25                   US$1.50
                                                       190,534 (Warrants)              US$3.50                   US$1.25
                                                       190,533 (Warrants)              US$5.50                   US$1.50
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
Howard Chase                            6/20/03        140,000 (Options)               US$5.00                   US$1.50
                                                       15,000 (Options)                US$5.50                   US$1.50
                                                       5,000 (Options)                 US$0.75                   US$1.50
                                                       5,000 (Options)                 US$1.31                   US$1.50
                                                       5,000 (Options)                 US$0.25                   US$1.50
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
Nick Speyer                             6/20/03        40,000 (Options)                US$5.00                   US$1.50
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
Azzurra (an affiliate of Mark Hauser)   6/20/03        250,000 (Warrants)              US$3.50                   US$1.25
                                                       250,000 (Warrants)              US$5.50                   US$1.50
--------------------------------------- -------------- ------------------------------- ------------------------- --------------




--------------------------------------- -------------- ------------------------------- ------------------------- --------------
                                                        Number of Securities
                                                             Underlying            Exercise Price at Time
                                                        Options/Warrants/SARs       of Repricing  or            New Exercise
Name                                    Date            Repriced or Amended (#)       Amendment ($)*              Price($)*
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
Simtov,  LTD (an  affiliate of Emanuel  6/20/03        99,212 (Warrants)               US$3.50                   US$1.25
Arbib)                                                 165,351 (Warrants)              US$5.50                   US$1.50
--------------------------------------- -------------- ------------------------------- ------------------------- --------------
Mark Segall                             6/20/03        15,000 (Options)                US$5.50                   US$1.50
                                                       5,000 (Options)                 US$0.75                   US$1.50
                                                       5,000 (Options)                 US$1.31                   US$1.50
                                                       5,000 (Options)                 US$0.25                   US$1.50
--------------------------------------- -------------- ------------------------------- ------------------------- --------------


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

The following is a summary of transactions pertaining to the 1995 Non-qualified Plan and the 1995 Director's Plans:


                                                 2003                        2002                         2001

                                                                       Shares      Weighted        Shares      Weighted
                                         Shares     Weighted Average               Average                     Average
                                         (000's)    Exercise Price*    (000's)  Exercise Price*    (000's)  Exercise Price*

 Outstanding, January 1                    466           $4.73          451          $4.84          436           $4.92
 Granted                                    15           $0.25           15          $1.31           15           $0.75
 Exercised                                   -               -            -              -            -               -
 Forfeited or exchanged                      -               -            -              -            -               -
 Outstanding, December 31                  481           $1.47          466          $4.73          451           $4.84
                                    -----------------------------------------------------------------------------------
 Options Exercisable, December 31          466           $1.47          451          $4.84          436           $4.98

* the actual actual transaction currency is US Dollars


The following is a summary of the status of stock options outstanding and exercisable under the 1995 Non-qualified Plan and the 1995 Director's Plans as of December 31, 2003:


                                          Stock Options Outstanding         Stock Options Exercisable
                                                            Weighted
                                              Weighted      Average
                                              Average      Remaining              Weighted Average
              Range of           Shares       Exercise    Contractual   Shares        Exercise
           Exercise Price        (000)'s       Price*         Life      (000's)        Price*
       ----------------------------------------------------------------------------------------------

       $1.50                       431         $1.50       4.00 years     416          $1.50
       $1.25                       50          $1.25       4.00 years     50           $1.25
                              -----------------------------------------------------------------------
       Totals                      481         $1.47                      466          $1.47
                              -----------------------------------------------------------------------

                        * the actual transaction currency is US Dollars

Other options
The Company sold to GKN Securities Corp. for US$ 100, 125,000 options exercisable through June 10, 2002 at an exercise price of US$ 6.12 to certain shareholders as an inducement for them to enter into lock-up agreements with the Company and GKN Securities Corp. in connection with its June 1997 public offering. These options expired unexercised. There was no expense recognized related to these options.

The Company had no operations in each of 2001, 2002 and 2003. All warrants and options described above are considered anti-dilutive.


11.  Related Party Transactions

Centerpoint Loan
Centerpoint loaned US$4.2 million (actual transaction currency) to the Company ("Centerpoint Loan") on June 13, 2001 pursuant to a loan agreement ("Centerpoint Loan Agreement") with the Company executing a promissory note ("Promissory Note") for the amount of the Centerpoint Loan. The Centerpoint Loan was assigned to OAM in 2002 in connection with the Bion Transaction (see Note 4).

Tamarix Capital Corporation / Mr. Mark Hauser
Tamarix Capital Corporation provides financial services to the Company (see Note
9). Mark Hauser (a principal of Tamarix Capital Corporation) served in various capacities with the Company - as Chief Executive Officer, Executive Chairman and Director. He is currently joint Chief Executive Officer of the Company.

Mr. Emanuel Arbib
Mr. Arbib served the Company in various capacities - as a Director and also as Chief Financial Officer. He also held the position of director of Centerpoint until the sale of its operating subsidiaries, to Aprilia. He is currently joint Chief Executive Officer of the Company.

Mark Segall
Mark Segall, a director of the Company is an officer of Kidron Corporate Advisors LLC, which provided advisory services to the Company in 2003 for an amount of (euro)53,000.

12.   Geographic Information


 Identifiable assets by location were as follows:   2003         2003          2002
                                                   $ `000     (euro) `000   (euro) `000

       Italy                                          524         426             631
       United States                                4,679       3,730           2,987
                                                  --------     -------        --------
                                                    5,203       4,156           3,618
                                                  ========     =======        ========

Most of the cash owned by OAM was moved from Italy to the US in 2002.

13.   Concentration of Credit Risks

The Company has cash with various financial institutions of national standing in Italy and the United States.

14.   Financial Instruments

   The fair value of cash approximates its carrying value.

15.   Claims and Litigation

The provision for claims as of December 31, 2003 pertains to minor litigations.

Litigation closed or settled during the year:

Settlement of Wilson/Travelers Litigation
The Company sued Travelers Casualty and Surety Company ("Travelers"), its insurer, when Travelers disclaimed coverage and defense of a personal injury litigation ("Wilson Litigation"). The dispute was settled in December 2003 with Travelers paying the Company $1,450,000 (actual transaction currency) ((euro)1,285,000). This amount was recorded in "other income" in 2003.

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement
Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, Banca di Intermediazione Mobiliare IMI S.p.a. ("IMI"), the escrow agent under the Escrow Agreement, paid (euro) 3,931,000 from the escrow account (see Note 3a) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and OAM, in October 2003, entered into a settlement agreement with Aprilia, with the latter paying (euro) 1,420,256 to Centerpoint, including
(euro) 206,583 of legal fees. OAM recorded in "other income" an equivalent of 65% of the net proceeds of this settlement. The right to the remaining 35% of the proceeds is owned by Centerpoint (no longer a related party of the Company as of December 31, 2003 (see Note 4)).

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

Litigation pending:

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

16.         Subsequent events

Bion shares

The public filings of Bion disclosed that it is under financial difficulty and, in January 2004, closed its New York office and all remaining employees and consultants are working from their homes. Moreover, in January 2004, again as disclosed in Bion public filings, the registration of its shares of stock was terminated . Centerpoint, in January 2004, distributed all Bion shares it owned pro-rata to the holders of its common stock. In respect of this distribution, the Company received 44,240 Bion shares.

Release of LITA S.p.A. Guarantee

On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. In connection with this release, the Company paid (euro) 30,000 in 2004 and will record a gain of (euro)486,000 in 2004, primarily for face value of the investment of the Company used to secure the guarantee that it has written-off in prior years.

Comtech Deal

Following a non-binding term sheet dated December 30, 2003, between the Company and Comtech Group, Inc., a Cayman Islands corporation, in May 2004, the Company and Comtech reached an agreement in principle pursuant to which, Comtech may transfer all of its equity to the Company and the Company, in turn, may issue to Comtech's shareholders 42,000,000 shares of the Company's stock. Following the transaction, Comtech's shareholders may control approximately 91.2% of the Company's common stock (87.5% including options and warrants outstanding). Comtech is in the business of distributing electronic components, providing value added design services and developing and manufacturing electronic components for the telecommunications and and electronic market and has a majority of its operating subsidiaries in China.

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

Directors and Executive Officers

As of December 31, 2003 and as of the date of the report, except as noted, the Directors of the Company were as follows:

Name                              Age  Position
----                              ---  --------

Mark S. Hauser ...............    46   President and Joint Chief
                                       Executive Officer, Director
Emanuel Arbib ................    37   Joint Chief Executive Officer,
                                       Director
Howard E. Chase ..............    69   Director
Gianni Bulgari ...............    68   Director
Mark B. Segall ...............    41   Director and Secretary


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

All of the current members of the Board of Directors attended at least 75% of the meetings held in 2003.

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

Each of Messrs. Chase, Hauser and Bulgari were directors of Centerpoint an affiliate of the Company and a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the years ended December 31, 2000 and December 31, 2001. Each of Messrs. Chase and Hauser resigned from Centerpoint in January 2002. None of the other above-described persons is a director of such a company or of any company registered as an Investment Company under the Investment Company Act of 1940. In February 2003, Centerpoint filed a Certification and Notice of Termination of Registration with the SEC, and as a result is no longer a publicly-held company.

Executive Officers

                                Position with Company and Business
Name                     Age    Experience During Past Five Years
----                     ---    ----------------------------------
Mark S. Hauser .....     46     President and Joint Chief Executive
                                Officer from December 1999
                                President and Chief Executive Officer
                                from March 1998
                                Director of the Company from May 1997

Emanuel Arbib  .....     37     Joint Chief Officer from December 1999
                                Chief Financial Officer from March 1998
                                Director of the Company from May 1997

Information relating to the past business experience of Messrs. Hauser and Arbib, is set forth above under "Directors." All executive officers will serve in their respective capacities in accordance with the forms of their employment agreements and arrangements, until their successors shall have been elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION (all amounts in US$, the actual transaction currency)

The following table shows, for the three fiscal years ended December 31, 2003, 2002 and 2001, the cash and certain other compensation paid or accrued for those years to the President of the Company and Joint Chief Executive Officers of the Company (collectively, "Named Executive Officers"). Other than as indicated in the table below, no executive officer of the Company received salary plus bonus in excess of US$100,000 during the fiscal year ended December 31, 2003.


SUMMARY COMPENSATION TABLE

                                                                                     Long -Term Compensation Awards
                                                                                     ------------------------------
                                                  Annual             Other
                                                  Compensation       Annual          Restricted    Options/
Name and Principal Position               Year    Salary (Lira/$)    Compensation    Stock         SARs (#)
---------------------------               ----    ----------------   -------------   -----         --------
Mark S. Hauser                            2003    $160,000           -0-             -0-           -0-
President and Joint Chief Executive
Officer since December 1999               2002    $160,000           -0-             -0-           -0-
President and Chief Executive
Officer since March 1998                  2001    $160,000           -0-             -0-           -0-
Emanuel Arbib(2)                          2003    $100,000           -0-             -0-           -0-
Joint Chief Executive Officer since
December 1999                             2002    $100,000           -0-             -0-           -0-
Chief Financial Officer since March
1998                                      2001    $100,000           -0-             -0-           -0-


(1) The aggregate amount of all perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the greater of US$ 50,000 or 10% of such Named Executive Officer's salary.
(2) In July 2001, Mr. Arbib accepted US$ 218,750 ((euro) 243,000) as payment in full on the Debentures. See "Ten-Year Stock Option and Warrant Repricings" below

Employment Contracts

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

In February 2000, in connection with the Company's auction of the Moto Guzzi operations, the Company and Mr. Hauser renegotiated his employment agreement and compensation arrangements and agreed that (i) Mr. Hauser's employment agreement with Moto Guzzi would terminate effective immediately and that Mr. Hauser would be paid not more than US$ 250,000 in severance in connection with such termination out of the proceeds of the Moto Guzzi closing (US$ 169,500 was eventually received by Mr. Hauser), (ii) Mr. Hauser would continue as Executive Chairman of Moto Guzzi without compensation, (iii) all compensation under his employment agreement with the Company would be deferred until such time as the Company has adequate resources to pay such compensation, (iv) the executive office space of the Company in New Jersey would be combined with that of Moto Guzzi in New York, and that the Company and Moto Guzzi would pay Mr. Hauser only for his actual out of pocket expenses in connection with maintaining such offices, (v) Mr. Hauser would continue to serve as the Company's Co-CEO, (vi) the exercise price of 402,185 of the 804,370 warrants issued to Mr. Hauser and his affiliates would be reduced to US$ 3.50 per share and the expiration date of such warrants would be extended to June 2007, the balance only extended to June 2007 and an additional 200,000 issued and (vii) the exercise price of 50,000 of the 137,917 options issued to Mr. Hauser would be reduced to US$ 3.50 per share repriced in 2003 to $1.25. All deferred amounts under Mr. Hauser's employment agreement were paid in 2001. As of December 31, 2003, Mr. Hauser holds 87,917 options exercisable at $1.50 (after the 2003 repricing) and an additional 50,000 at $1.25 (after the 2003 repricing).

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

In February 2000, in connection with the Company's auction of the Moto Guzzi operations, the Company and Mr. Arbib renegotiated his consulting agreement and compensation arrangements and agreed that (i) Mr. Arbib's consulting agreement with Moto Guzzi would terminate effective immediately and that Mr. Arbib would be paid US$ 37,900 in severance in connection with such termination out of the proceeds of the closing, (ii) all compensation under his employment agreement with the Company would be deferred until such time as the Company has adequate resources to pay such compensation, (iii) Mr. Arbib would continue to serve as the Company's Co-CEO, and (iv) the exercise price of 289,746 of the 645,630 warrants issued to Mr. Arbib and Gianni Bulgari and their affiliates would be reduced to US$ 3.50 per share, now reduced to $1.50 in 2003 and the balance only extended to 2007. All deferred amounts under Mr. Arbib's employment agreement were paid in 2001.

Report on Executive Compensation

The Company does not have a standing compensation committee. The compensation of Mark Hauser, the President and Chief Executive Officer of the Company, and Emanuel Arbib, the Joint Chief Executive Officer of the Company, during fiscal year ended December 31, 2003, was the result of negotiated employment agreements and arrangements approved by the outside directors with Messrs. Hauser and Arbib and not the implementation of any compensation policy. The Company had no other executive officers during fiscal year ended December 31, 2003.

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

Options relating to 15,000 shares were issued on January 2, 2001, 2002 and 2003 at an exercise price of US$ 0.75, $1.31 and $0.25, respectively, per share and were all repriced to $1.50 in 2003. Options are not exercisable until the later of January 2 of the year succeeding the date of grant or six months following the date of grant.

The authority to grant options under the 1995 Directors' Plan will terminate on the earlier of December 1, 2005 or upon the issuance of the maximum number of shares of stock reserved for issuance under the plan, which is 150,000. As of March 31, 2004, the date of this report, 120,834 director options are issued and outstanding and 29,166 are available for issuance.

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

Respectfully submitted by the Board of Directors

Mark S. Hauser
Emanuel Arbib
Howard E. Chase
Gianni Bulgari
Mark Segall

Ten-Year Stock Option And Warrant Repricings

The table below sets forth information concerning all repricings of options, warrants and SARS held by any executive officer of the Company during the last ten completed fiscal years.(all amounts in US$, the actual transaction currency)


------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
                                   Number of                                                                Length of
                                  Securities                                                                Original
                                  Underlying                                                             Option/Warrant
                              Options/Warrants/SARs   Market Price of    Exercise Price                   Term Remaining
                                  Repriced or        Stock at Time of      at Time of         New          at Date of
                                  Amended (#)          Repricing or        Repricing        Exercise       Repricing or
       Name           Date                             Amendment ($)     or Amendment ($)   Price($)        Amendment
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Howard E. Chase     3/18/98    140,000(1)(2)        US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Albino Collini      3/18/98    50,000(1)(3)         US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mario               3/18/98    50,000(1)(4)         US$5.00              US$12.26           US$5.00      2 years
Tozzi-Condivi
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Domenico Costa      3/18/98    40,000(1)(5)         US$5.00              US$12.26           US$5.00      2 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         2/00       50,000(1)            US$3.50              US$5.00            US$3.50      3 years
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         2/00       152,185 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Azzurra (8)         2/00       250,000 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Simtov, LTD (9)     2/00       99,212 (6)           US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Gianni Bulgari      2/00       190,534 (6)          US$3.50              US$5.50            US$3.50      2 years (7)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Hauser         6/20/03    50,000 (1)           US$0.29              US$3.50            US$1.25      4 years (10)
                               87,917 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               152,185 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               152,185 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Emanuel Arbib       6/20/03    65,000 (1)           US$0.29              US$5.00            US$1.50      4 years (10)
                               7,917 (1)            US$0.29              US$5.00            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Gianni Bulgari      6/20/03    15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
                               190,534 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               190,533 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Howard Chase        6/20/03    140,000 (1)(11)      US$0.29              US$5.00            US$1.50      4 years (10)
                               15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------




------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
                                   Number of                                                                Length of
                                  Securities                                                                Original
                                  Underlying                                                             Option/Warrant
                              Options/Warrants/SARs   Market Price of    Exercise Price                   Term Remaining
                                  Repriced or        Stock at Time of      at Time of         New          at Date of
                                  Amended (#)          Repricing or        Repricing        Exercise       Repricing or
       Name           Date                             Amendment ($)     or Amendment ($)   Price($)        Amendment
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Nick Speyer         6/20/03    40,000 (1)           US$0.29              US$5.00            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Azzurra (8)         6/20/03    250,000 (6)          US$0.29              US$3.50            US$1.25      4 years (10)
                               250,000 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Simtov, LTD (9)     6/20/03    99,212 (6)           US$0.29              US$3.50            US$1.25      4 years (10)
                               165,351 (6)          US$0.29              US$5.50            US$1.50      4 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------
Mark Segall         6/20/03    15,000 (1)           US$0.29              US$5.50            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.75            US$1.50      3 years (10)
                               5,000 (1)            US$0.29              US$1.31            US$1.50      4 years (10)
                               5,000 (1)            US$0.29              US$0.25            US$1.50      5 years (10)
------------------- ---------- -------------------- -------------------- ------------------ ------------ -----------------


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


Options/SAR Grants in Last Fiscal Year

No stock options or freestanding SARS were made to the Named Executive Officers during the fiscal year ended December 31, 2003.

Aggregate Options/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at the end of 2003.


-----------------------------------------------------------------------------------------------
                 Shares                Number of Securities        Value of Unexercised
                 Acquired   Value      Underlying                  In-the-Money
Name             on         Realized   Unexercised                 Options/SARs at
                 Exercise   ($)        Option/SARs at Fiscal       Fiscal Year-End ($)
                 (#) (1)               Year-End                    (Exercisable/Unexercisable)
                                       (Exercisable/Unexercisable) (2)
-----------------------------------------------------------------------------------------------
Mark Hauser         -           -           137,917 / 0                       -
-----------------------------------------------------------------------------------------------
Emanuel Arbib       -           -            72,917 / 0                       -
-----------------------------------------------------------------------------------------------


(1) None of the Named Executive Officers exercised any stock options in 2003.
(2) The fair market value of the securities underlying the options was less than the exercise prices of the options at December 31, 2003.


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

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a standing compensation committee of the Board of Directors. During the fiscal year ended December 31, 2003, no officer or employee of TRG or any of its subsidiaries, nor any former officer of the Company or any of its subsidiaries, participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Messrs. Hauser and Arbib, who are both directors and executive officers of the Company, have not participated in any deliberations of the Company's Board of Directors concerning their employment agreements and arrangements with the Company.


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


                                                 Number of Shares           Percentage
Name and Address of Beneficial Owner*           Beneficially Owned       Beneficially Owned
-------------------------------------           ------------------       ------------------

Mark S. Hauser ..................................  1,754,866 (1)(2)             27.1%
Gianni Bulgari ..................................  1,498,827 (2)(3)             23.2%
c/o Gruppo G.B. Bulgari
via M. Mercati, 17A
00187 Rome, Italy
Emanuel Arbib ...................................    475,972 (2)(4)             7.4%
Howard E. Chase .................................    180,000 (5)                2.8%
Nick Speyer .....................................     40,000 (6)                **
Mark Segall..................................         30,000 (7)                **
William Spier................................         15,000                    **
Finprogetti Spa.............................         635,238                    9.8%
Via Fieno 8
20123 Milan, Italy
Jan H. Loeb.................................         311,700                    4.8%
All directors and officers as a group ...........  3,939,665                   60.9%


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

(2) As part of a reporting group, Mark Hauser, Tamarix Investors LDC, Azzurra, Gianni Bulgari and Emanuel Arbib report beneficial ownership of 3,729,665 shares, consisting of 2,038,831 shares and warrants and options to purchase an additional 1,690,834 shares. Such group constitutes beneficial ownership of approximately 57.6% of all shares outstanding on a diluted basis pursuant to Regulation 13D-G under the Securities Exchange Act of 1934, as amended.

(3) Includes warrants to purchase 381,067 shares from the Company.

(4) Includes warrants to purchase 264,563 shares owned of record by entities controlled by Mr. Arbib and options held by Mr. Arbib to purchase 72,917 shares.

(5) Includes 170,000 presently exercisable options.

(6) Includes 40,000 presently exercisable options.

(7) Includes 30,000 presently exercisable options.

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

Warrant and Option Repricing
In February 2000, and in June 2003, the Company repriced and extended various options and warrants owned by executive officers and affiliates of the Company. Please see Note 10 "Stock Option and Warrant " in Item 8.

Centerpoint Loan and early payoff of Debentures
Centerpoint loaned US$4,200,000 (actual transaction currency) to the Company ("Centerpoint Loan"); which the Company used to retire the Convertible Debentures. The Centerpoint Loan documents and the related Promissory Note were assigned to OAM , the Company's wholly owned subsidiary, in January 2002, in connection with the Bion Transactions (see Item 8 for further information).

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

Section 16(a) Beneficial Ownership Reporting Compliance Based on a review of the Forms 3, 4 and 5, which have been filed with the Securities and Exchange Commission with respect to transactions that occurred in 2003, it appears that all officers and/or directors of the Company complied with their Section 16 reporting requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
Deloitte & Touche S.p.A. billed the Company (euro)35,000 and (euro)35,000, in the aggregate, for professional services rendered by it for each of the fiscal years ended December 31, 2003 and December 31, 2002, respectively, for the audit of the Company's annual financial statements for each of such fiscal years and review of the interim financial statements included in the Company's Form 10-QSB's for each of the quarters of such fiscal years.

Audit-Related Fees
Deloitte & Touche S.p.A. did not render professional services for assurance and related services related to the performance of the audit or review of the Company's financial statements for either of the fiscal years ended December 31, 2003 or December 31, 2002 (other than those covered above under "Audit Fees").

Tax Fees
Deloitte & Touche LLP (US) rendered professional services for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2003 and December 31, 2002 for fees of US$26,000 (actual transaction currency) ((euro)23,000) and US$52,000 (actual transaction currency) ((euro)55,000) respectively, principally for tax compliance.

All Other Fees
Deloitte & Touche S.p.A. did not provide any products or render any professional services (other than those covered above under "Audit Fees," and "Tax Fees") during either of the fiscal years ended December 31, 2003 or December 31, 2002.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors The policy of the Company's directors who perform the functions customarily performed by an audit committee is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services.

Audit of Financial Statements.
Deloitte and Touche S.p.A. were the principal auditors and no work was performed by persons outside of the firm.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   Contained in Item 8 of this Report.

      (2)   Contained in Item 8 of this Report.

      (3)   Contained in paragraph (c) below.

The Company did not file any Current Reports on Form 8-K during the three-month period ending December 31, 2003.

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

31.1 Certification of Joint Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Joint Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Joint Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Joint Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ROWAN GROUP, INC.


May 25,  2004                                /s/ Mark S. Hauser
                                             ----------------------------------
                                             Mark S. Hauser
                                             President and Joint Chief
                                             Executive Officer


May 25,  2004                                /s/ Emanuel Arbib
                                             ----------------------------------
                                             Emanuel Arbib
                                             Joint Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

May 25,  2004                                /s/ Emanuel Arbib
                                             ----------------------------------
                                             Emanuel Arbib, Director

May 25,  2004                                /s/ Howard E. Chase
                                             ----------------------------------
                                             Howard E. Chase, Director

May 25,  2004                                /s/ Mark S. Hauser
                                             ----------------------------------
                                             Mark S. Hauser, Director

May 25,  2004                                /s/ Gianni Bulgari
                                             ----------------------------------
                                             Gianni Bulgari, Director

May 25,  2004                                /s/ Mark B. Segall
                                             ----------------------------------
                                             Mark B. Segall, Director

Appendix A to Item 601(c) of Regulation S-K (Article 5 of Regulation S-X) Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated December 31, 2003 and is qualified in its entirety by reference to such financial statements.

Period       12 months
Fiscal Year End December 31, 2003
Period End December 31, 2003


Item No.             Item Description                                                   Amount*
--------             ----------------                                                   -------
                                                                                          US$
                                                                                          ---
5-01(1)              Cash and cash items                                               4,750,000
5-02(2)              Marketable securities                                                     0
5-02(3)(a)(1)        Notes and accounts receivable - trade                                     0
5-02(3)(a)(4)        Notes and accounts receivable - other                                     0
5-02(4)              Allowances for doubtful accounts                                          0
5-02(6)              Inventory                                                                 0
5-02(9)              Total current assets                                              4,875,000
5-02(13)             Property, plant and equipment                                         3,000
5-02(14)             Accumulated depreciation                                            (3,000)
5-02(18)             Total assets                                                      5,237,000
5-02(21)             Total current liabilities                                           978,000
5-02(22)             Bonds, mortgages and similar debt                                         0
5-02(28)             Preferred stock - mandatory redemption                                    0
5-02(30)             Preferred stock - non-mandatory redemption                                0
5-02(31)             Common stock                                                         69,000
5-02(32)             Other stockholders' equity                                        3,539,000
5-03(b)(1)(a)        Net sales of tangible products                                            0
5-03(b)(1)           Total revenues                                                            0
5-03(b)(2)(a)        Cost of tangible goods sold                                               0
5-03(b)(2)           Total costs and expenses                                          1,220,000
5-03(b)(3)           Other income/(expenses)                                           2,507,000
5-03(b)(5)           Provision for doubtful accounts and notes                                 0
5-03(b)(8)           Interest income/(expense) and amortization of debt discount          44,000
5-03(b)(10)          Income/(loss) before taxes and other items                        1,228,000
5-03(b)(11)          Income tax expense                                                (161,000)
5-03(b)(14)          Income/(loss)                                                     1,066,000
5-03(b)(15)          Discontinued operations                                                   0
5-03(b)(17)          Extraordinary items                                                       0
5-03(b)(18)          Cumulative effect - changes in accounting principles                      0
5-03(b)(19)          Net income or (loss)                                              1,066,000
5-03(b)(20)          Earnings per share - primary                                         (0.25)
5-03(b)(20)          Earnings per share - fully diluted                                   (0.25)

o U.S. dollar amounts are based on conversion rate of 1 (euro) = $1.26, which prevailed on December 31, 2003

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 14(a) 1 and 2)

                                                                       Page
                                                                       ----

      Report of Independent Public Accountants                          14
      Consolidated Balance Sheets - Assets                              15
      Consolidated Balance Sheets - Liabilities and
        Shareholders' Equity                                            16
      Consolidated Statements of Operation                              17
      Consolidated Statements of Changes in the Shareholders'           18
        Equity (Deficit)
      Consolidated Statements of Cash Flows                             19
      Notes to Consolidated Financial Statements                        20

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.