Form 10-Q
period 2004-03-31
TRIDENT ROWAN GROUP INC
filed 2004-05-25
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                            TRIDENT ROWAN GROUP, INC
                            -------------------------
            (Exact name of registrant as specified in its charter)


          Maryland                                              52-0466460
-------------------------------                           ---------------------
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

                            TRIDENT ROWAN GROUP, INC.
                                      INDEX


                                                                           Page
                                                                           ----
Part I    Financial Information...............................................3
Item 1    Financial Statements................................................3
    Consolidated Balance Sheets at March 31, 2004 - Assets....................3
    Consolidated Balance Sheets at March 31, 2004 - Liabilities and
    Shareholders' Equity......................................................4
    Consolidated  Statements of Operations for the three months to March 31, 2004.........................................................5
    Consolidated Statements of Changes in Shareholders' Equity................6
    Consolidated Statements of Cash Flows.....................................7
    Notes to Consolidated Financial Statements................................8

Item 2    Management's   Discussion   and   Analysis  of   Financial
          Condition and Results of Operations................................11

Item 3    Quantitative  and  Qualitative  Disclosures  About  Market
          Risk...............................................................12

Item 4    Controls and Procedures............................................12

PART II-- OTHER INFORMATION..................................................12

Item 1    Legal Proceedings..................................................12

Item 2    Changes  in   Securities,   Use  Of  Proceeds  and  Issuer
          Purchases of Equity Securities.....................................14

Item 3    Defaults Upon Senior Securities....................................14

Item 4    Submission of Matters to a Vote of Securities Holders..............14

Item 5    Other Information..................................................14

Item 6    Exhibits and Reports On Form 8-K...................................14

Signatures...................................................................15

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2004 and December 2003

                                                           Mar.31               Mar.31             Dec. 31
                                                            2004                 2004                2003
                                                           US$'000            (euro)'000          (euro)'000
ASSETS
Cash.................................................    $  4,363       (euro)  3,550         (euro)  3,770
Marketable Securities at cost                                 634                516
Receivables .........................................          14                 11                      0
Prepaid expenses ....................................          82                 67                     99

                                                          -------            -------                -------

TOTAL CURRENT ASSETS                                        5,093              4,144                  3,869

                                                          -------            -------                -------

Property, plant and equipment .......................           0                  0                      0

  At cost ...........................................           2                  2                      2
  Less allowances for depreciation ..................          (2)                (2)                    (2)

Other receivables ...................................         324                 264                   287

                                                          -------             -------                ------

TOTAL ASSETS                                              $ 5,417       (euro)  4,408         (euro)  4,156

                                                          =======             =======                =======

Note: The balance sheet as at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
March 31, 2004 and December 2003


                                                                 Mar. 30             Mar. 30            Dec. 31
                                                                  2004                2004                2003
                                                                 US$'000            (euro)'000         (euro)'000
LIABILITIES
Accounts payable .....................................    $           173       (euro)     141      (euro)     139
Accrued expenses and other payables ....                              329                  268                 637

                                                            --------------      ---------------     ---------------

TOTAL CURRENT LIABILITIES                                             502                  409                 776

                                                            --------------      ---------------     ---------------

Provision for claims and contingent liabilities                       160                  130                 440

Minority interests ..................................                  97                   79                  77

SHAREHOLDERS' EQUITY ................                               4,658                3,790               2,863

Common stock, par value $0.01 per share:
Authorised 50,000,000 shares;
   4,064,900 shares outstanding;                                       68                   55                  55
Additional paid-in capital ........................                67,735               55,114              55,114
Treasury stock, at cost ...........................               (30,413)             (24,746)            (24,746)
Cumulative translation adjustment ..........                       (1,577)              (1,283)             (1,293)
Accumulated deficit .................................             (31,155)             (25,350)            (26,267)

                                                            --------------      ---------------     ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY                      $         5,417       (euro)   4,408      (euro)   4,156

                                                            ==============      ===============     ===============


Note: The balance sheet as at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations 3 Months ended March 31, 2004 and 2003

                                                             Mar.31              Mar.31               Mar.31
                                                              2004                2004                 2003
                                                            US $'000            Euro'000             Euro'000

Selling, general and administrative expenses ..                    (253)             (202)                  (194)
                                                        ----------------     -------------      -----------------

Operating loss .....................................               (253)             (202)                  (194)

Interest expense ...................................                 (5)               (4)                     0
Interest income ....................................                 69                55                     13
Other (expense)/income, net ........................              1,346             1,077                    (69)

                                                        ----------------     -------------      -----------------
Profit/(loss) before income taxes and
  minority interests ...............................              1,157               926                   (250)
Income taxes .......................................                  0                 0                      0
Minority interests .................................                (11)               (9)                     2
                                                        ----------------     -------------      -----------------

Net profit/(loss)..................................               1,146               917                   (248)

                                                        ================     =============      =================

PROFIT/(LOSS) PER SHARE:                                       $
BASIC
                                                                   0.28              0.23                  (0.06)
                                                        ----------------     -------------      -----------------
                                                                   0.28              0.23                  (0.06)
                                                        ----------------     -------------      -----------------
Weighted average number of common shares
  outstanding during the period

Basic .............................................           4,064,900         4,064,900              4,064,900

                                                        ================     =============      =================
Diluted ...........................................           4,064,900         4,064,900              4,064,900

                                                        ================     =============      =================



                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Shareholders' Equity March 31, 2004

                                                  Additional                 Other                        TOTAL      Comprehensive
                                      Common       paid-in     Treasury  comprehensive  Accumulated   SHAREHOLDERS'     income/
                                       stock       capital      stock        income       deficit        EQUITY          (loss)
     Euro '000                       ---------   ----------- ----------- -------------- -----------  --------------- ------------
At December 31, 2003     (euro)'000         55        55,114     (24,746)      (1,293)     (26,267)          2,863

Net Profit (Loss)                           --            --          --           --          917             917            917
Translation adjustment                      --            --          --           10           --              10             10

                                       -------       -------    --------      -------      -------         -------        -------

At March 31, 2004 ...... (euro)'000         55        55,114     (24,746)      (1,283)     (25,350)          3,790            927


At March 31, 2004 ......      $'000         68        67,735     (30,413)      (1,577)     (31,155)          4,658          1,139

                                       =======       =======    =========     ========    =========        =======        =======

Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.


                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
March 31, 2004 and 2003


                                                                    Mar.31         Mar.31        Mar.31
                                                                     2004           2004          2003
                                                                   US $'000      (euro)'000    (euro)'000
Net income (loss) from continuing operations                         1,146           917          (248)

Adjustments to reconcile net profit (loss) to net
 cash provided by continuing operations:
Depreciation and amortization
Minority interests
Gain/(Loss) on disposals of subsidiaries -
Release of Escrow on LITA settlement                                  (634)         (516)
Reversal of Provision for claims and contingencies                    (381)         (310)
Changes in operating assets and liabilities:

Trade and other receivables                                            (49)          (40)         (276)
Prepaid expenses                                                        39            32            65
Accounts payable, accrued expenses and claims                         (451)         (367)          380
Disposal of Investments, net of reserves
                                                                    -------       -------       -------
Net cash(used)/provided by operating activities                       (330)         (284)          (79)
                                                                    -------       -------       -------
Investing activities:
Net (increase)/decrease in investments
Purchase of minority interest in Bion, net of cash
Proceeds from disposal of subsidiaries, net of cash disposed
Proceeds from disposal of other assets, net
                                                                    -------       -------       -------
Net cash (used)/provided by investing activities                         0             0             0
                                                                    -------       -------       -------

Increase/(decrease) in cash from continuing operations                (330)         (284)          (79)

Exchange movement on opening cash                                       61            64          (182)

Cash, beginning of period                                            4,633         3,770         3,256

                                                                    -------       -------       -------

Cash, end of period                                                  4,364         3,550         2,995

                                                                    =======       =======       =======

                 See Notes to Consolidated Financial Statements

TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES
Notes to Financial Statements March 31, 2004

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2003 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements were shown in Euro ("(euro)") because all of the Company's material operating subsidiaries were based in and operated entirely in Italy. Thereafter, from January 1, 2002, the reporting currency of the Company was changed to Euro. Accordingly, the consolidated financial statements at March 31, 2004 continue to be shown in Euro. Pending evaluation of its alternatives, following the disposal of its operations the Company invested the major part of it assets in Euro denominated cash, and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts in the financial statements unless otherwise indicated, is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 1.229 to (euro)1, the approximate exchange rate at March 31, 2004. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".


NOTE 2 - RELEASE OF LITA S.P.A. GUARANTEE
-----------------------------------------

On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any other further obligations under its escrow pertaining to potential tax liabilities, which had been due to expire on December 31, 2004. For this release, the Company paid (euro) 30,000 in 2004 and has recorded a gain of
(euro)486,000 in the first quarter of 2004.


NOTE 3 - DEAL WITH COMTECH
-------------------------------

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

NOTE 4 - INVESTMENTS
--------------------

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement
------------------------------------------------------------------------------

Aprilia asserted in 2000 various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims"). In 2001, Banca di Intermediazione Mobiliare IMI S.p.a. ("IMI"), the escrow agent under the Escrow Agreement, paid (euro) 3,931 thousand from the escrow account (see Note 2) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested an arbitration. Centerpoint and OAM, in October 2003, entered into a settlement agreement with Aprilia, with the latter paying (euro) 1,420,000 to Centerpoint, including
(euro) 207,000 of legal fees. An equivalent of 65% of the net proceeds of this settlement was recorded by OAM in "other income," as the right to the 35% of the proceeds was owed to Centerpoint (no longer a related party of the Company as of December 31, 2003).

The residual balance of approximately (euro) 600 thousand remaining in the escrow account relates to eventual claims regarding taxes and social security contributions and such balance, if any, after eventual successful claims by Aprilia, will be released in September 2007. OAM is entitled to 65% of amounts eventually released; this contingent asset has been valued at zero since 2000.

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

NOTE 5 - LITIGATION PENDING
---------------------------

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

Item 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations
-----------------------------------------------------------------------
Portions of the discussion and analysis below contain certain "forward looking" statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, lack of adequate capital to continue operations, changes in currency exchange rates, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

Three months ended  March 31, 2004 compared to three months ended March 31,
2003
--------------------------------------------------------------------------

Selling, general and administrative expenses of (euro) 202 thousand were in line with those of the same period of last year. Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., D&O insurance costs and certain statutory costs in Italy.
In 2004, other income and (expense) includes the gain from the LITA settlement of (euro)516 thousand, gain from the reduction, by Euro 310 thousand, of claims and contingencies, a gain of Euro 81 thousand from the reduction in tax contingencies and the balance of other income (expense) for foreign exchange gains. In 2003, other income and (expense), net, includes (euro)74 thousand of income from a fee from the release of Bion anti-dilution provision and the difference of (euro)143 thousand is chiefly due to exchange losses.
Interest expense in the 3 months to 31 March 2004 was (euro)4 thousand compared to (euro)0 in 2003. Interest income in 2004 amounted to (euro) 55 thousand, compared to (euro) 13 thousand in 2003, and includes the interest receivable on the LITA marketable securities of (euro)46 thousand.
As a result of the above items, in the quarter ended March 31, 2004 closed with a profit from continuing operations before taxes and minority interests of
(euro)926 thousand. The Company recorded a net profit of (euro)917 thousand in the three months to March 31, 2004 compared to a net loss of (euro) 248 thousand in the corresponding period of 2003.


Liquidity and Capital Resources

Significant cash activities in the three months ended March 31, 2004

There were no significant cash activities during the quarter.

Future liquidity needs

As of April 30, 2004, the Company has approximately (euro) 4.0 million (US$ 4.9 million at exchange rates prevailing at April 30, 2004) in cash and marketable securities. Management believes such amounts to be sufficient to fund the Company's activities to fund corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations. The Company continues to incur ongoing corporate overhead costs that include executive salaries for Mark Hauser and Emanuel Arbib, D & O Insurance and professional fees to lawyers, accountants and bankers, principally in connection with the Company's public filings.

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

Item 4.  Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Based on its evaluation, as of end of the end of the period covered by this Quarterly Report on Form 10-Q, its Co-Chief Executive Officers have concluded that its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                                          TRIDENT ROWAN GROUP, INC.




Dated: May 25, 2004                   By: /s/ Mark Hauser
                                         ----------------------------
                                         Mark S. Hauser
                                         President/Joint Chief Executive Officer





Dated: May 25, 2004                 By: /s/ Emanuel M. Arbib
                                         ---------------------------
                                         Emanuel M. Arbib,
                                         Joint Chief Executive Officer

                         Joint Chief Executive Officers
                   Appendix A to Item 601(c) of Regulation S-K
                          (Article 5 of Regulation S-X)
                       Commercial and Industrial Companies

This schedule contains summary financial information extracted from the unaudited financial statements dated, March 31, 2004 and is qualified in its entirety by reference to such financial statements.


Item No.             Item Description                                                 Amount*
                                                                                        US$
5-01(1)              Cash and cash items                                             4,363,000
5-02(2)              Marketable securities                                             634,000
5-02(3)(a)(1)        Notes and accounts receivable - trade                                   0
5-02(3)(a)(4)        Notes and accounts receivable -                                    14,000
5-02(4)              Allowances for doubtful accounts                                        0
5-02(6)              Inventory                                                               0
5-02(9)              Total current assets                                            5,093,000
5-02(13)             Property, plant and equipment                                      18,000
5-02(14)             Accumulated depreciation                                         (15,000)
5-02(18)             Total assets                                                    5,417,000
5-02(21)             Total current liabilities                                         503,000
5-02(22)             Bonds, mortgages and similar debt                                       0
5-02(28)             Preferred stock - mandatory redemption                                  0
5-02(29)             Preferred stock - non-mandatory redemption                              0
5-02(31)             Common stock                                                       68,000
5-02(32)             Other stockholders' equity                                      4,590,000
5-03(b)(1)(a)        Net sales of tangible products                                          0
5-03(b)(1)           Total revenues                                                          0
5-03(b)(2)(a)        Cost of tangible goods sold                                             0
5-03(b)(2)           Total costs and expenses                                          202,000
5-03(b)(3)           Other income/(expense)                                          1,077,000
5-03(b)(5)           Provision for doubtful accounts and notes                               0
5-03(b)(8)           Interest and amortization of debt discount                              0
5-03(b)(10)          Income/(loss) before taxes and other items                              0
5-03(b)(11)          Income tax expense                                                      0
5-03(b)(14)          Income/(loss) continuing operations                               926,000
5-03(b)(15)          Discontinued operations                                                 0
5-03(b)(17)          Extraordinary items                                                     0
5-03(b)(18)          Cumulative effect - changes in accounting principles                    0
5-03(b)(19)          Net income or loss                                                917,000
5-03(b)(20)          Earnings per share - primary                                         0.27
5-03(b)(20)          Earnings per share - fully diluted                                   0.27


    *Dollar amounts are based on conversion rate of U.S.$1.229 = (euro)1 which prevailed on March 31, 2004.


Dated: April 30, 2004                      By:
                                              ------------------------------
                                                       Emanuel M. Arbib,
                                               Joint Chief Executive Officer