Form 10-Q
period 2004-06-30
TRIDENT ROWAN GROUP INC
filed 2004-08-20
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10 Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________  to  ________________

Commission file number - 0-2642

                               COMTECH GROUP, INC
                               ------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                     52-0466460
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      Room 1001, Tower C, Skyworth Building
             High-Tech Industrial Park, Nanshan, Shenzhen 5180, PRC
             ------------------------------------------------------
               (Address of principal executive offices Zip code)

Registrants telephone number, including area code: 011-755-267-4327

                            TRIDENT ROWAN GROUP, INC.
              299 PARK AVENUE, 16TH FLOOR, NEW YORK, NEW YORK 10171
              -----------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Common stock, par value $.01 per share, 44,422,050 shares outstanding as of August 13, 2004.

               COMTECH GROUP, INC. f/k/a TRIDENT ROWAN GROUP, INC.
                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I     FINANCIAL INFORMATION................................................................................4

Item 1.    Financial Statements.................................................................................4
           Consolidated Balance Sheets at June 30, 2004 - Assets................................................4
           Consolidated Balance Sheets at June 30, 2004 - Liabilities and Shareholders' Equity..................5
           Consolidated Statements of Operations for the three months endedJune 30, 2004........................6
           Consolidated Statements of Operations for the six months ended June 30, 2004.........................7
           Consolidated Statements of Changes in Shareholders' Equity...........................................8
           Consolidated Statements of Cash Flows................................................................9
           Notes to Consolidated Financial Statements..........................................................10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................................14

Item 4.    Controls and procedures.............................................................................15

PART II - OTHER INFORMATION....................................................................................15

Item 1.    Legal Proceedings...................................................................................15

Item 2.    Changes in Securities and Use of Proceeds...........................................................16

Item 3.    Defaults upon Senior Securities.....................................................................16

Item 4.    Submission of Matters to a Vote of Securities Holders...............................................16

Item 5.    Other Information...................................................................................16

Item 6.    Exhibits and Reports on Form 8-K....................................................................16

Signatures...............................................................................................18 to 23

THE COMPANY'S AUDITORS HAVE NOT REVIEWED THE 10-Q FINANCIAL STATEMENTS, OR NOTES THERETO.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets
June 30, 2004 and December 2003

                                                                                                        Dec. 31,
                                                                   June 30, 2004    June 30, 2004         2003
                                                                      US$'000        (euro)`000        (euro)`000
                                                                    -----------     ------------      ------------
ASSETS.......................................................
Cash and cash equivalents....................................       $     4,518     (euro) 3,709      (euro) 3,770
Receivables..................................................                61               50                 0
Prepaid expenses.............................................                17               14                99
                                                                    -----------     ------------      ------------

TOTAL CURRENT ASSETS                                                      4,596            3,773             3,869
                                                                    -----------     ------------      ------------

Property, plant and equipment................................                 3                3                 0

      At cost................................................                18               15                 2
      Less allowances for depreciation.......................               (15)             (12)               (2)

Other receivables............................................               294              241               287
                                                                    -----------     ------------      ------------

TOTAL ASSETS                                                        $     4,893     (euro) 4,017      (euro) 4,156
                                                                    ===========     ============      ============

Note: The balance sheet as at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets
June 30, 2004 and December 2003

                                                                                                         Dec. 31,
                                                                   June 30, 2004    June 30, 2004         2003
                                                                      US$'000        (euro)`000        (euro)`000
                                                                    -----------     ------------      ------------
LIABILITIES
Accounts payable.............................................       $       545     (euro)   447      (euro)   139
Accrued expenses and other payables..........................                40               33               637
                                                                    -----------     ------------      ------------

TOTAL CURRENT LIABILITIES                                                   585              480               776
                                                                    -----------     ------------      ------------

Provision for claims and contingent liabilities..............               158              130               440

Minority interests...........................................               133              109                77

SHAREHOLDERS' EQUITY.........................................             4,017            3,298             2,863

Common stock, par value $0.01 per share:
Authorised 50,000,000 shares; 3,919,900 shares outstanding;..                67               55                55
Additional paid-in capital...................................            67,129           55,114            55,114
Treasury stock, at cost......................................           (30,200)         (24,795)          (24,746)
Cumulative translation adjustment............................            (1,412)          (1,159)           (1,293)
Accumulated deficit..........................................           (31,567)         (25,917)          (26,267)
                                                                    -----------     ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY.........................       $     4,893     (euro) 4,017      (euro) 4,156
                                                                    ===========     ============      ============

Note: The balance sheet as at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations
3 Months ended June 30, 2004 and 2003

                                                                   June 30, 2004    June 30, 2004     June 30, 2003
                                                                        US$'000       (euro)`000        (euro)`000
                                                                      ---------        ---------         ---------
Selling, general and administrative expenses.................            (1,075)            (876)             (203)
                                                                      ---------        ---------         ---------

Operating loss...............................................            (1,075)            (876)             (203)

Interest expense.............................................               (11)              (9)                0
Interest income..............................................                13               11                 8
Other (expense)/income, net..................................               413              337                 9
                                                                      ---------        ---------         ---------

Profit/(loss) from continuing operations before income
     taxes and minority interests............................              (660)            (537)             (186)
Income taxes.................................................                 0                0                 0
Minority interests...........................................               (37)             (30)                7
                                                                      ---------        ---------         ---------

Profit/(loss) from continuing operations.....................              (697)            (567)             (179)
                                                                      ---------        ---------         ---------

Net profit/(loss)............................................              (697)            (567)             (179)
                                                                      =========        =========         =========


PROFIT/(LOSS) PER SHARE:                                                     $             (euro)            (euro)
BASIC
Continuing operations........................................             (0.18)           (0.14)            (0.04)
                                                                      ---------        ---------         ---------
                                                                          (0.18)           (0.14)            (0.04)
                                                                      =========        =========         =========
Weighted average number of common shares
    outstanding during the period
                                                                          No.              No.               No.

Basic........................................................         3,919,900        3,919,900         4,064,900
                                                                      =========        =========         =========

Diluted......................................................         3,919,900        3,919,900         4,064,900
                                                                      =========        =========         =========

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations
6 Months ended June 30, 2004 and 2003

                                                                    June 30, 2004    June 30, 2004     June 30, 2003
                                                                        US$'000        (euro)`000        (euro)`000
                                                                      ---------        ---------         ---------
Selling, general and administrative expenses.................            (1,323)          (1,078)             (397)
                                                                      ---------        ---------         ---------

Operating loss...............................................            (1,323)          (1,078)             (397)

Interest expense.............................................               (16)             (13)                0
Interest income..............................................                81               66                21
Other (expense)/income, net..................................             1,735            1,414               (60)
                                                                      ---------        ---------         ---------

Profit/(loss) from continuing operations before income
     taxes and minority interests............................               477              389              (436)
Income taxes.................................................                 0                0                 0
Minority interests...........................................               (48)             (39)                9
                                                                      ---------        ---------         ---------

Profit/(loss) from continuing operations.....................               429              350              (427)
                                                                      ---------        ---------         ---------

Net profit/(loss)............................................               429              350              (427)
                                                                      =========        =========         =========

PROFIT/(LOSS) PER SHARE:                                                   $             (euro)             (euro)
BASIC
Continuing operations........................................              0.11             0.09             (0.11)
                                                                      ---------        ---------         ---------
                                                                           0.11             0.09             (0.11)
                                                                      =========        =========         =========
Weighted average number of common shares
     outstanding during the period
                                                                          No.             No.                No.
Basic........................................................         3,919,900        3,919,900         4,064,900
                                                                      =========        =========         =========

Diluted......................................................         3,919,900        3,919,900         4,064,900
                                                                      =========        =========         =========

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Consolidated Statements of Changes in Shareholders' Equity June 30, 2004

                                                                                                    Other
                                                   Common      Additional                       comprehensive     Accumulated
            Euro `000                              stock     paid-in capital   Treasury stock       income           deficit
                                                   ------    ---------------   --------------   -------------     -----------
At December 31, 2003...........(euro)'000             55          55,114          (24,746)         (1,293)         (26,267)

Net Profit (Loss)..............                       --              --               --              --              917
Translation adjustment.........                       --              --               --              10               --
                                                   ------    ---------------   --------------   -------------     -----------

At March 31, 2004 .............(euro)'000             55          55,114          (24,746)         (1,283)         (25,350)

Net Profit (Loss)..............                       --              --               --              --             (567)
Repurchase Shares..............                                                       (49)
Translation adjustment.........                       --              --               --             124               --
                                                   ------    ---------------   --------------   -------------     -----------

At June 30, 2004 ..............(euro)'000             55          55,114          (24,795)         (1,159)         (25,917)

At June 30, 2004 ..............     $'000             67          67,129          (30,200)         (1,412)         (31,567)
                                                   ======    ===============   ==============   =============     ===========

                                                        TOTAL
                                                     SHAREHOLDERS'      Comprehensive
            Euro `000                                   EQUITY           income/(loss)
                                                     -------------       -------------
At December 31, 2003...........(euro)'000               2,863

Net Profit (Loss)..............                           917                 917
Translation adjustment.........                            10                  10
                                                     -------------       -------------

At March 31, 2004 .............(euro)'000               3,790                 927

Net Profit (Loss)..............                          (567)               (567)
Repurchase Shares..............                           (49)
Translation adjustment.........                           124                 124
                                                     -------------       -------------

At June 30, 2004 ..............(euro)'000               3,298                 484

At June 30, 2004 ..............     $'000               4,017                 590
                                                     =============       =============

Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Consolidated Statements of Cash Flows
June 30, 2004 and 2003

                                                                      June 30, 2004    June 30, 2004      June 30, 2003
                                                                         US$'000         (euro)`000         (euro)`000
                                                                      -------------    -------------      -------------
Net income (loss) from continuing operations                                429              350              (427)

Adjustments to reconcile net profit (loss) to net cash
     provided by continuing operations:
Depreciation and amortization                                                                                    9
Minority interests                                                           39               32                 6
Release of Escrow on LITA settlement                                       (628)            (516)
Reversal of Provision for claims and contingencies                         (378)            (310)

Changes in operating assets and liabilities:
Trade and other receivables                                                  (5)              (4)               38
Prepaid expenses                                                            104               85                48
Accounts payable, accrued expenses and claims                              (300)            (246)              (41)
Disposal of Investments, net of reserves
                                                                      -------------    -------------      -------------
Net cash(used)/provided by operating activities                            (739)            (609)             (367)
                                                                      -------------    -------------      -------------

Investing activities:
Repurchase of shares                                                        (60)             (49)
Proceeds from IMI settlement                                                454              373
Proceeds from disposal of other assets, net
                                                                      -------------    -------------      -------------
Net cash (used)/provided by investing activities                            395              324                 0
                                                                      -------------    -------------      -------------

Increase/(decrease) in cash from continuing
     operations                                                            (344)            (285)             (367)

Exchange movement on opening cash                                           270              224              (239)

Cash, beginning of period                                                 4,592            3,770             3,256
                                                                      -------------    -------------      -------------

Cash, end of period                                                       4,518            3,709             2,650
                                                                      =============    =============      =============

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Notes to Financial Statements June 30, 2004

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10 Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Registrant's accounting principles, and other footnote information, reference is made to the Registrant's 2003 Annual Report on Form 10 K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All of such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements were shown in Euro ("(euro)") because all of the Company's material operating entities were based in and operated entirely in Italy. Accordingly, the consolidated financial statements at June 30, 2004 continue to be shown in Euro. Pending evaluation of its alternatives, the Company invested the major part of it's assets in Euro denominated cash, and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 1.218 to (euro)1, the approximate exchange rate at June 30, 2004. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".

NOTE 2 - SETTLEMENT OF IMI FEE DISPUTE

On June 21, 2004 the Company entered into an out-of-court settlement with Banca di Intermidiazione Mobiliare IMI S.p.A ("IMI") to settle a fee dispute in connection with the sale of the subsidiaries of Centerpoint (a former subsidiary of the Company) to Aprilia S.p.A. The settlement was for (euro)700 thousand, of which the Company received (euro)373 thousand, its share of the settlement. In connection with agreeing to the settlement, the Company paid (euro)115 thousand to TCMP 3 Partners LLC to settle certain claims against former Centerpoint directors. (See Notes 5 and 6 below).

NOTE 3 - RELEASE OF LITA S.P.A. GUARANTEE

On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any further obligations under an escrow pertaining to potential tax liabilities in connection with the Company's sale of LITA, which had been due to expire on December 31, 2004. For this release, the Company paid (euro)30,000 in 2004 and has recorded a gain of (euro)486 thousand in the first quarter of 2004.

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Notes to Financial Statements June 30, 2004

NOTE 4 - AGREEMENT WITH COMTECH

On May 25, 2004, the Company entered into a Share Exchange Agreement with Comtech Group, Inc., a Cayman Islands corporation ("Comtech") and Comtech's shareholders, Comtech Global Investment Ltd., Purple Mountain Holding Ltd. and Ren Investment Ltd., (collectively, the "Comtech Shareholders"), pursuant to which the Company was to acquire all of the issued and outstanding shares of stock of Comtech in exchange for the issuance of shares of the Company's common stock to the Comtech Shareholders. Comtech is a design solutions provider, in the business of providing value-added design services and developing customized electronic components for manufacturers in the wireless communication and telecom equipment industries. The majority of Comtech's operating subsidiaries are located in China.

On July 22, 2004, the share exchange transaction was consummated. Pursuant to the share exchange agreement, the Company issued 40,502,150 shares of its common stock to the Comtech Shareholders. Following the closing, the Comtech Shareholders held approximately 91.2% of the Company's common stock.

NOTE 5 - INVESTMENTS

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

In 2000, Aprilia asserted various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of its Moto Guzzi operations. In 2001, IMI, the escrow agent under an Escrow Agreement, paid (euro)3,931 thousand from the escrow account (see Note 2) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested arbitration. In October 2003, Centerpoint and OAM entered into a settlement agreement with Aprilia, pursuant to which Aprilia paid (euro)1,420,256 to Centerpoint, including
(euro)206,583 of legal fees. In 2003, an equivalent of 65% of the net proceeds of this settlement was recorded by OAM in "other income", as the right to the 35% of the proceeds was owed to Centerpoint (no longer a related party of the Company as of December 31, 2003).

The residual balance of approximately (euro)600 thousand remaining in the escrow account relates to possible claims regarding taxes and social security contributions and such balance, if any in the event Aprilia is successful in any future claims, will be released in September 2007. OAM is entitled to 65% of amounts eventually released. This contingent asset has been valued at zero since 2000.

Bion transaction

In January 2004 Centerpoint distributed all of the shares of Bion that it owned pro-rata to the holders of its Common Stock. As a result, the Company received an additional 44,240 Bion shares, which are considered to be of no value.

In July 2004, the Company entered into a settlement agreement with TCMP 3 Partners LLC, which was related to claims against the former Centerpoint directors in connection with Centerpoint's acquisition of Bion in January 2002. (See Note 6 below).

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Notes to Financial Statements June 30, 2004

NOTE 6 - LITIGATION

SETTLED:

Legal Action by TCMP 3 against Directors of Centerpoint

On January 16, 2004, a civil action was initiated by TCMP 3 Partners LLC in the Chancery Court of Delaware against the former directors of Centerpoint accusing them of wasting Centerpoint's assets in undertaking the Bion transaction. The action was mutually settled in July 2004 with the Company paying US$140,000 to the Plaintiffs in return for a full release of all potential claims against the Company, its directors, its representatives and other indemnified parties in connection with the Bion transaction.

PENDING:

CDS Srl

In 1999 CDS Srl ("CDS") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately (euro)800 thousand.

The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict. It is management's opinion that the risk of a negative judgment is low and the potential liability remote.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain "forward looking" statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, lack of adequate capital to continue operations, changes in currency exchange rates, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Selling, general and administrative expenses of (euro)876 thousand were
(euro)673 higher than those of the same period of last year.

The largest portion of the Selling, general and administrative expenses of
(euro)876 can be attributed to Legal expenses ((euro)552 thousand) and Consultant expenses ((euro)139 thousand) incurred in conjunction with the Comtech deal. Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., D&O insurance costs and certain statutory costs in Italy.

In the three months ended June 30, 2004, other income and (expense) of (euro)337 thousand included the proceeds from the IMI settlement of (euro)373 thousand, offset by the Company's payment of (euro)115 thousand for the settlement of the TCMP 3 Lawsuit. The difference of (euro)79 thousand is chiefly due to currency exchange losses. Interest expense for the 3 months to 30 June 2004 was (euro)11 thousand compared to (euro)8 in 2003.

Interest income in 2004 amounted to (euro)9 thousand, compared to (euro)0 thousand in 2003.

As a result of the above items, the quarter ended June 30, 2004 closed with a loss from continuing operations before taxes and minority interests of (euro)537 thousand. The Company recorded a net loss of (euro)567 thousand in the three months ended June 30, 2004 compared to a net loss of (euro)179 thousand in the corresponding period of 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Selling, general and administrative expenses of (euro)1,078 thousand were
(euro)681 thousand higher than those of the same period of the previous year.

A breakdown of the major costs that make up the difference of (euro)681 thousand are (euro)569 legal expenses, (euro)126 consultant expenses, reduction in tax and other expenses of (euro)14 thousand. Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., D&O insurance costs and certain statutory costs in Italy.

In 2004, other income and (expense) included the gain from the LITA settlement of (euro)516 thousand, gain from the IMI settlement of (euro)373 thousand, gain from the reduction, by (euro)310 thousand, of claims and contingencies, a gain of (euro)81 thousand from the reduction in tax contingencies, offset by the reimbursement made for the settlement of the TCMP 3 legal suit of (euro)115 thousand and the balance of other income (expense) for foreign exchange gains. In 2003, other income and (expense), net, includes (euro)74 thousand of income from a fee for the release of Bion anti-dilution provisions and the difference of (euro)143 thousand is chiefly due to currency exchange losses.

Interest expense for the 6 months ended 30 June 2004 was (euro)13 thousand compared to (euro)0 thousand in 2003.

Interest income for the 6 months ended June 30, 2004 amounted to (euro)66 thousand, compared to (euro) 21 thousand for the same period in 2003, and includes the interest receivable on the LITA marketable securities of (euro)46 thousand.

As a result of the above items, the six months ended June 30, 2004 closed with a profit from continuing operations before taxes and minority interests of
(euro)389 thousand. The Company recorded a net profit of (euro)350 thousand for the six months ended June 30, 2004 compared to a net loss of (euro)427 thousand for the corresponding period of 2003.

Liquidity and Capital Resources

Significant cash activities in the three months ended June 30, 2004

Cash activity of some significance during the three months ended June 30, 2004 was the IMI settlement of (euro)373 thousand.

Future liquidity needs

As of June 30, 2004, the Company had approximately (euro)3.8 million (US$ 4.6 million at exchange rates prevailing at that date) in cash and marketable securities. Management believes such amounts to be sufficient to fund the Company's activities for corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations.

The Company continues to incur ongoing corporate overhead costs that include D & O Insurance and professional fees to lawyers and accountants, principally in connection with the Company's public filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The fair value of cash and cash equivalents approximates its carrying value.

At June 30, 2004, 88% of the Company's cash was held in U.S. Dollars. With Euros as the Company's functional currency, the Company is subject to exchange rate fluctuations.

Fluctuations in the exchange rate between the Euro and the U.S. dollar affect the U.S. dollar equivalents of the Company's reported revenues and earnings. The Company, which no longer has any operations, believes that its exposure to foreign currency exchange rate risk is not material and does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

The Company does not have any derivative financial instruments and believes its exposure to interest rate risk and other relevant market risks is not material.

Item 4. Controls and procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Based on its evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's senior executives have concluded that its disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities and Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are or were involved in the following legal proceedings:

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; request for Arbitration; Settlement

In 2000, Aprilia asserted various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of its Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid (euro) 3,931 thousand from the escrow account (see Note 3a in Item 8) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested arbitration. Centerpoint and Aprilia, in October 2003, entered into an agreement to settle the matter with Aprilia, paying (euro)1,420,256 including (euro) 206,583 of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

IMI Fees - settled in June 2004

In connection with the sale of Moto Guzzi to Aprilia, IMI was paid (euro) 5,888 thousand in fees and expenses it claimed under its engagement letter with the Company. The Company disputed the calculation of IMI's fees and on February 7, 2002 brought a suit in the Milan Court in Italy seeking reimbursement of
(euro)4,527 thousand (approximately US$ 5.7 million at 2003 year-end exchange rates). The judge handling the lawsuit has heard the case several times in 2002 and 2003. On June 21, 2004, an out-of-court settlement was reached, with IMI paying (euro) 700 thousand, of which the Company received (euro)373 thousand, representing its 35% share of the settlement.

Legal Action by TCMP 3 against Directors of Centerpoint - initiated in January 2004 and settled in July 2004

On January 16, 2004, a civil action was initiated by TCMP 3 Partners LLC in the Chancery Court of Delaware against the former directors of Centerpoint accusing them of wasting Centerpoint's assets in undertaking the Bion transaction. The action was mutually settled in July 2004 with the Company paying

US$ 140,000 to the Plaintiffs in return for a full release of all potential claims against the Company, its directors, its representatives and other indemnified parties in connection with the Bion transaction.

Pending Litigation:

CDS Srl

In 1999 CDS Srl ("CDS") caused a leasing company to purchase from OAM real estate in via Baroni, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CDS brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in the aggregate amount of approximately (euro) 800 thousand.

The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict. It is management's opinion that the risk of a negative judgment is low and the potential liability remote.

Item 2. Changes in Securities and Use of Proceeds - Information to be disclosed under this Item 2 was previously furnished in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits

Exhibit No.        Description
-----------        -----------

31.1.              Certification of the Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

31.2.              Certification of the Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

32.1.              Certification of the Chief Executive Officer Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

32.2               Certification of the Chief Financial Officer Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

      b)    Reports on Form 8-K

(1) On May 28, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7. No financial statements were filed with the Form 8-K.

(2) On July 23, 2004, the Company filed a Current Report on Form 8-K under Items 1 and 7. No financial statements were filed with the Form 8-K.

(3) On August 3, 2004, the Company filed a Current Report on Form 8-K/A under Items 1 and 7. The following financial statements were filed with the Form 8-K:

      o Audited Financial Statements of Comtech, the wholly-owned subsidiary of the Company, for the years ended December 31, 2001, 2002 and 2003.

      o Unaudited Financial Statements of Comtech, the wholly-owned subsidiary of the Company, for the quarter ended June 30, 2004 and the six months ended June 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMTECH GROUP, INC.


Dated: August 20, 2004             By: /s/ Jeffrey Kang
                                       -----------------------------------------
                                   Name:  Jeffrey Kang
                                   Title: Chairman and Chief Executive Officer


                                   COMTECH GROUP, INC

Dated: August 20, 2004
                                   By: /s/ Hope Ni
                                       -----------------------------------------
                                   Name:  Hope Ni
                                   Title: Chief Financial Officer