Form 10-Q/A
period 2004-06-30
Comtech Group Inc
filed 2004-09-17
CIK 28367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10 Q/A

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

               COMTECH GROUP, INC. f/k/a TRIDENT ROWAN GROUP, INC.
                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I     FINANCIAL INFORMATION................................................................................4

Item 1.    Financial Statements.................................................................................4
           Consolidated Balance Sheets at June 30, 2004 - Assets................................................4
           Consolidated Balance Sheets at June 30, 2004 - Liabilities and Shareholders' Equity..................5
           Consolidated Statements of Operations for the three months ended June 30, 2004.......................6
           Consolidated Statements of Operations for the six months ended June 30, 2004.........................7
           Consolidated Statements of Changes in Shareholders' Equity...........................................8
           Consolidated Statements of Cash Flows................................................................9
           Notes to Consolidated Financial Statements..........................................................10

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

Item 4.    Submission of Matters to a Vote of Securities Holders...............................................16

Item 5.    Other Information...................................................................................16

Item 6.    Exhibits and Reports on Form 8-K....................................................................16

Signatures...............................................................................................18 to 23

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
In thousands of Euro and thousands of US Dollars

                                                                                                        Dec. 31,
                                                                   June 30, 2004    June 30, 2004         2003
                                                                      US$'000        (euro)`000        (euro)`000
                                                                    -----------     ------------      ------------
ASSETS.......................................................
Cash and cash equivalents....................................       $     4,518     (euro) 3,709      (euro) 3,770
Receivables..................................................                 0                0                 0
Prepaid expenses.............................................                17               14                99
                                                                    -----------     ------------      ------------

TOTAL CURRENT ASSETS                                                      4,535            3,723             3,869
                                                                    -----------     ------------      ------------

Property, plant and equipment................................                 0                0                 0

      At cost................................................                 2                2                 2
      Less allowances for depreciation.......................                (2)              (2)               (2)

Other receivables............................................               358              294               287
                                                                    -----------     ------------      ------------

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

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
In thousands of Euro and thousands of US Dollars

                                                                                                         Dec. 31,
                                                                   June 30, 2004    June 30, 2004         2003
                                                                      US$'000        (euro)`000        (euro)`000
                                                                    -----------     ------------      ------------
LIABILITIES
Accounts payable.............................................       $       809     (euro)   664      (euro)   139
Accrued expenses and other payables..........................                44               36               637
                                                                    -----------     ------------      ------------

TOTAL CURRENT LIABILITIES                                                   853              700               776
                                                                    -----------     ------------      ------------

Provision for claims and contingent liabilities..............               158              130               440

Minority interests...........................................               141              116                77

SHAREHOLDERS' EQUITY.........................................             3,741            3,071             2,863

Common stock, par value $0.01 per share:
Authorised 50,000,000 shares; 3,944,900 shares outstanding;..                67               55                55
Additional paid-in capital...................................            67,129           55,114            55,114
Treasury stock, at cost......................................           (30,200)         (24,795)          (24,746)
Cumulative translation adjustment............................            (1,426)          (1,171)           (1,293)
Accumulated deficit..........................................           (31,829)         (26,132)          (26,267)
                                                                    -----------     ------------      ------------

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

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations
Three Months ended June 30, 2004 and 2003
In thousands of Euro and thousands of US Dollars

                                                                   June 30, 2004    June 30, 2004     June 30, 2003
                                                                        US$'000       (euro)`000        (euro)`000
                                                                      ---------        ---------         ---------
Selling, general and administrative expenses and operating loss           (1,202)            (980)             (203)
                                                                      ---------        ---------         ---------


Interest expense.............................................               (11)              (9)                0
Interest income..............................................                13               11                 8
Other (expense)/income, net..................................               322              262                 9
                                                                      ---------        ---------         ---------

Profit/(loss) before income
     taxes and minority interests............................              (878)            (716)             (186)
Income taxes.................................................                 0                0                 0
Minority interests...........................................               (37)             (30)                7
                                                                      ---------        ---------         ---------


Net profit/(loss)............................................              (915)            (746)             (179)
                                                                      =========        =========         =========


PROFIT/(LOSS) PER SHARE:                                                     $             (euro)            (euro)

BASIC........................................................             (0.23)           (0.19)            (0.04)
                                                                      ---------        ---------         ---------
                                                                          (0.23)           (0.19)            (0.04)
                                                                      =========        =========         =========
Weighted average number of common shares
    outstanding during the period
                                                                          No.              No.               No.

Basic........................................................         4,001,603        4,001,603         4,064,900
                                                                      =========        =========         =========

Diluted......................................................         4,001,603        4,001,603         4,064,900
                                                                      =========        =========         =========

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations
Six Months ended June 30, 2004 and 2003
In thousands of Euro and thousands of US Dollars

                                                                    June 30, 2004    June 30, 2004     June 30, 2003
                                                                        US$'000        (euro)`000        (euro)`000
                                                                      ---------        ---------         ---------
Selling, general and administrative expenses and operating loss           (1,450)          (1,182)             (397)
                                                                      ---------        ---------         ---------


Interest expense.............................................               (16)             (13)                0
Interest income..............................................                81               66                21
Other (expense)/income, net..................................             1,599            1,303               (60)
                                                                      ---------        ---------         ---------

Profit/(loss) before income
     taxes and minority interests............................               214              174              (436)
Income taxes.................................................                 0                0                 0
Minority interests...........................................               (48)             (39)                9
                                                                      ---------        ---------         ---------

Net profit/(loss)............................................               166              135              (427)
                                                                      =========        =========         =========

PROFIT/(LOSS) PER SHARE:                                                   $             (euro)             (euro)

 BASIC               ........................................              0.04             0.03             (0.11)
                                                                      ---------        ---------         ---------
                                                                           0.04             0.03             (0.11)
                                                                      =========        =========         =========
Weighted average number of common shares
     outstanding during the period
                                                                          No.             No.                No.
Basic........................................................         4,033,252        4,033,252         4,064,900
                                                                      =========        =========         =========

Diluted......................................................         4,033,252        4,033,252         4,064,900
                                                                      =========        =========         =========

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Consolidated Statements of Changes in Shareholders' Equity June 30, 2004
In thousands and Euro and thousands of US Dollars

                                                                                                    Other
                                                   Common      Additional                       comprehensive     Accumulated
            Euro `000                              stock     paid-in capital   Treasury stock       income           deficit
                                                   ------    ---------------   --------------   -------------     -----------
At December 31, 2003...........(euro)'000             55          55,114          (24,746)         (1,293)         (26,267)

Net Profit (Loss)..............                       --              --               --              --              917
Translation adjustment.........                       --              --               --              10               --
                                                   ------    ---------------   --------------   -------------     -----------

At March 31, 2004 .............(euro)'000             55          55,114          (24,746)         (1,283)         (25,350)

Net Profit (Loss)..............                       --              --               --              --             (782)
Repurchase Shares..............                                                       (49)
Translation adjustment.........                       --              --               --             112               --
                                                   ------    ---------------   --------------   -------------     -----------

At June 30, 2004 ..............(euro)'000             55          55,114          (24,795)         (1,171)         (26,132)

At June 30, 2004 ..............     $'000             67          67,129          (30,201)         (1,426)         (31,829)
                                                   ======    ===============   ==============   =============     ===========

                                                        TOTAL
                                                     SHAREHOLDERS'      Comprehensive
            Euro `000                                   EQUITY           income/(loss)
                                                     -------------       -------------
At December 31, 2003...........(euro)'000               2,863

Net Profit (Loss)..............                           917                 917
Translation adjustment.........                            10                  10
                                                     -------------       -------------

At March 31, 2004 .............(euro)'000               3,790                 927

Net Profit (Loss)..............                          (782)               (782)
Repurchase Shares..............                           (49)
Translation adjustment.........                           112                 112
                                                     -------------       -------------

At June 30, 2004 ..............(euro)'000               3,071                 (670)

At June 30, 2004 ..............     $'000               3,741                 (816)
                                                     =============       =============

Accumulated other comprehensive income is represented by differences from the change in exchange rates from period to period on translation of the financial statements of non Italian subsidiaries.

                 See Notes to Consolidated Financial Statements

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Consolidated Statements of Cash Flows
June 30, 2004 and 2003
In thousands and Euro and thousands of US Dollars

                                                                      June 30, 2004    June 30, 2004      June 30, 2003
                                                                         US$'000         (euro)`000         (euro)`000
                                                                      -------------    -------------      -------------
Net income (loss)                                                           166              135              (427)

Adjustments to reconcile net profit (loss) to net cash

Depreciation and amortization                                                                                    9
Minority interests                                                           48               39                 6

Reversal of Provision for claims and contingencies                         (378)            (310)

Changes in operating assets and liabilities:
Trade and other receivables                                                  (9)              (7)               38
Prepaid expenses                                                            104               85                48
Accounts payable and accrued expenses                                      (102)             (84)              (41)
                                                                      -------------    -------------      -------------
Net cash(used)/provided by operating activities                            (172)            (142)             (367)
                                                                      -------------    -------------      -------------

Investing activities:
Repurchase of shares                                                        (60)             (49)
Proceeds from disposal of other assets, net
                                                                      -------------    -------------      -------------
Net cash (used)/provided by investing activities                            (60)              (49)                 0
                                                                      -------------    -------------      -------------

Increase/(decrease) in cash                                                (230)            (191)             (367)

Exchange movement on opening cash                                           157              130              (239)

Cash, beginning of period                                                 4,592            3,770             3,256
                                                                      -------------    -------------      -------------

Cash, end of period                                                       4,518            3,709             2,650
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

The consolidated financial statements were shown in Euro ("(euro)") because all of the Company's material operating entities were based in and operated entirely in Italy. Accordingly, the consolidated financial statements at June 30, 2004 continue to be shown in Euro. Pending evaluation of its alternatives, the Company invested the major part of its assets in Euro denominated cash, and then moved these amounts to US$-denominated bank accounts. The translation of Euro amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 1.218 to (euro)1, the approximate exchange rate at June 30, 2004. It should not be construed that the assets and liabilities, expressed in U.S. dollar equivalents, can actually be realized in or extinguished in U.S. dollars at that or any other rate. All currency amounts in these financial statements are in Euro unless specifically designated in other currencies.

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

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Notes to Financial Statements June 30, 2004

NOTE 4 - AGREEMENT WITH COMTECH

On May 25, 2004, the Company entered into a Share Exchange Agreement with Comtech Group, Inc., a Cayman Islands corporation ("Comtech") and Comtech's shareholders, Comtech Global Investment Ltd., Purple Mountain Holding Ltd. and Ren Investment Ltd., (collectively, the "Comtech Shareholders"), pursuant to which the Company was to acquire all of the issued and outstanding shares of stock of Comtech in exchange for the issuance of shares of the Company's common stock to the Comtech Shareholders. Comtech is a module design solutions provider, in China, focused on the mobile handset and telecom equipment industries. The majority of Comtech's operating subsidiaries are located in China.


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

PENDING:

CSD Srl

In 1999 CSD Srl ("CSD") caused a leasing company to purchase from OAM real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CSD brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately (euro)800 thousand.

The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict. It is management's opinion that the risk of a negative judgment is low and the potential liability remote.

NOTE 7 - SUBSEQUENT EVENTS

Agreement with Comtech

On July 22, 2004, the share exchange transaction with Comtech Group, Inc. was consummated (see Note 4 above). Pursuant to the share exchange agreement, the Company issued 40,502,150 shares of its common stock to the Comtech Shareholders. Following the closing, the Comtech Shareholders held approximately 91.2% of the Company's common stock.


Settlement with TCMP3

In July 2004, the Company entered into a settlement agreement with TCMP 3 Partners LLC, which was related to claims against the former Centerpoint directors in connection with Centerpoint's acquisition of Bion in January 2002. (See Note 6 above).

Stock Option Plan

At the board of directors' meeting held on August 3, 2004, the Company adopted the Comtech Group, Inc. 2004 Stock Incentive Plan providing for the grant of incentive and non-statutory stock options and the issuance of restricted stock up to 5,000,000 shares of common stock, in the aggregate.

Comtech Loan

On August 31, 2004, OAM S.p.A. granted an interest bearing loan (3 months Libor + 1%) of US$3.2 million (approximately Euro 2.7 million at the then prevailing exchange rate) to Comtech International (HK) Ltd., a Hong Kong company, which became a subsidiary of Comtech, after the transaction described above.

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

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Selling, general and administrative expenses of (euro)980 thousand were
(euro)777 thousand higher than those of the same period of last year.

The largest portion of the Selling, general and administrative expenses of
(euro)980 thousand can be attributed to Legal expenses ((euro)585 thousand) and consultant expenses ((euro) 139 thousand) incurred in conjunction with the Comtech deal. Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., D&O insurance costs and certain statutory costs in Italy.

In the three months ended June 30, 2004, other income and (expense) of (euro)262 thousand mainly included the proceeds from the IMI settlement of (euro)373 thousand, offset by the Company's payment of (euro)115 thousand for the settlement of the TCMP 3 Lawsuit. Interest expense for the 3 months to 30 June 2004 was (euro)11 thousand compared to (euro)8 thousand in 2003.

Interest income in 2004 amounted to (euro)9 thousand, compared to (euro)0 thousand in 2003.

As a result of the above items, the quarter ended June 30, 2004 closed with a loss before taxes and minority interests of (euro)716 thousand. The Company recorded a net loss of (euro)746 thousand in the three months ended June 30, 2004 compared to a net loss of (euro)179 thousand in the corresponding period of 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Selling, general and administrative expenses of (euro)1,182 thousand were
(euro)785 thousand higher than those of the same period of the previous year.

A breakdown of the major costs that make up the difference of (euro)785 thousand are (euro)602 legal expenses, (euro)126 consultant expenses, reduction in tax and other expenses of (euro)14 thousand. Other costs include rent and office expenses for the Company's offices in Milan, Italy, tax, accounting and compliance costs in the U.S. and Italy, public company costs in the U.S., D&O insurance costs and certain statutory costs in Italy.

In 2004, other income and (expense) mainly included the gain from the LITA settlement of (euro)516 thousand, gain from the IMI settlement of (euro)373 thousand, gain from the reduction, by (euro)310 thousand, of claims and contingencies, a gain of (euro)81 thousand from the reduction in tax contingencies, offset by the reimbursement made for the settlement of the TCMP 3 legal suit of (euro)115 thousand. In 2003, other income and (expense), net, includes (euro)74 thousand of income from a fee for the release of Bion anti-dilution provisions and the difference of (euro)143 thousand is chiefly due to currency exchange losses.

Interest expense for the 6 months ended 30 June 2004 was (euro)13 thousand compared to (euro)0 thousand in 2003.

Interest income for the 6 months ended June 30, 2004 amounted to (euro)66 thousand, compared to (euro) 21 thousand for the same period in 2003, and includes the interest receivable on the LITA marketable securities of (euro)46 thousand.

As a result of the above items, the six months ended June 30, 2004 closed with a profit before taxes and minority interests of (euro)174 thousand. The Company recorded a net profit of (euro)135 thousand for the six months ended June 30, 2004 compared to a net loss of (euro)427 thousand for the corresponding period of 2003.

Liquidity and Capital Resources

Significant cash activities in the three months ended June 30, 2004

Cash activity of some significance during the three months ended June 30, 2004 was the IMI settlement of (euro)373 thousand.

Future liquidity needs

As of June 30, 2004, the Company had approximately (euro)3.7 million (US$ 4.5 million at exchange rates prevailing at that date) in cash and marketable securities. Management believes such amounts to be sufficient to fund the Company's activities for corporate costs related to the winding down of the Company's corporate structure in Italy, which is redundant following the disposal of its Italian operations.

The Company continues to incur ongoing corporate overhead costs that include D & O Insurance and professional fees to lawyers and accountants, principally in connection with the Company's public filings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The fair value of cash and cash equivalents approximates its carrying value.

At June 30, 2004, 90% of the Company's cash was held in U.S. Dollars. With Euros as the Company's functional currency, the Company is subject to exchange rate fluctuations.

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

Item 4. Controls and procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Based on its evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's senior executives have concluded that its disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15 (e) under the Securities and Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

IMI Fees - settled in June 2004

In connection with the sale of Moto Guzzi to Aprilia, IMI was paid (euro) 5,888 thousand in fees and expenses it claimed under its engagement letter with the Company. The Company disputed the calculation of IMI's fees and on February 7, 2002 brought a suit in the Milan Court in Italy seeking reimbursement of
(euro)4,527 thousand (approximately US$ 5.7 million at 2003 year-end exchange rates). The judge handling the lawsuit has heard the case several times in 2002 and 2003. On June 21, 2004, an out-of-court settlement was reached, with IMI paying (euro) 700 thousand, of which the Company received (euro)373 thousand.

Legal Action by TCMP 3 against Directors of Centerpoint - initiated in January 2004 and settled in July 2004

On January 16, 2004, a civil action was initiated by TCMP 3 Partners LLC in the Chancery Court of Delaware against the former directors of Centerpoint accusing them of wasting Centerpoint's assets in undertaking the Bion transaction. The action was mutually settled in July 2004 with the Company paying

US$ 140,000 (approximately (euro) 115 thousand at the then prevailing exchange rate) to the Plaintiffs in return for a full release of all potential claims against the Company, its directors, its representatives and other indemnified parties in connection with the Bion transaction.

Pending Litigation:

CSD Srl

In 1999 CSD Srl ("CSD") caused a leasing company to purchase from OAM real estate in via Baroni, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CSD brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in the aggregate amount of approximately (euro) 800 thousand.

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


                                   COMTECH GROUP, INC.


Dated: September 17, 2004          By: /s/ Jeffrey Kang
                                       -----------------------------------------
                                   Name:  Jeffrey Kang
                                   Title: Chairman and Chief Executive Officer


                                   COMTECH GROUP, INC

Dated: September 17, 2004
                                   By: /s/ Hope Ni
                                       -----------------------------------------
                                   Name:  Hope Ni
                                   Title: Chief Financial Officer