Form 10-Q
period 2004-09-30
Comtech Group Inc
filed 2004-11-15
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2004.

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
      _______________.

                         COMMISSION FILE NUMBER 0-27436

                               COMTECH GROUP, INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                            94-3171940
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

                      ROOM 1001, TOWER C, SKYWORTH BUILDING
                            HIGH-TECH INDUSTRIAL PARK
                           NANSHAN, SHENZHEN 5180, PRC
           (Address of Principal Executive Offices including zip code)

                               011-86-755-267-4327
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12B-2 of the Exchange Act). Yes |_| No |_|

There were 50,722,050 shares of the Registrant's Common Stock issued and outstanding on November 15, 2004.

                               COMTECH GROUP, INC.
                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
                September 30, 2004 and December 31, 2003

          Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows
                Nine months ended September 30, 2004 and 2003

          Notes to Condensed Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk

          Item 4.  Controls and Procedures

PART II.  OTHER INFORMATION

          Item 6.  Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Condensed financial statements (unaudited)

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets
September 30, 2004 and December 2003
(In thousands of Renminbi and thousands of US Dollars)

                                                        Sep 30, 2004    Sep 30, 2004     Dec 31, 2003
                                                            US$'000         RMB'000        RMB'000
ASSETS
Current assets:
Cash                                                          2,142          17,727         30,683
Trade accounts receivable, net of
allowance of doubtful accounts                               18,248         151,043         92,259
Bills receivable                                              4,209          34,843         13,306
Other trade receivables and prepaid
expenses                                                      1,081           8,940          2,297
Inventories                                                   2,746          22,732         18,350
                                                             ------         -------        -------
Total current assets                                         28,426         235,285        156,895
Property, plant and equipment, net                              384           3,180          2,961
Other assets                                                     41             344            344
                                                             ------         -------        -------
                                                                425           3,524          3,305
                                                             ------         -------        -------
TOTAL ASSETS                                                 28,851         238,809        160,200
                                                             ------         -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Trade accounts payable                                        6,918          57,269         44,564
Amount due to other related party                               265           2,192          1,592
Bank loans                                                    8,757          72,482
Dividend payable                                                 --              --         41,387
Income tax payable                                              135           1,114            902
Accrued expenses and other
liabilities                                                   1,771          14,662          3,745
                                                             ------         -------        -------
Total current liabilities                                    17,846         147,719        142,546
                                                             ------         -------        -------
Minority interests                                              619           5,126             --
Stockholders' equity
Common stock and additional paid-in
capital                                                       4,693          38,844         14,083
Retained earnings                                             5,693          47,120          3,571
                                                             ------         -------        -------
Total stockholders' equity                                   10,386          85,964         17,654
                                                             ------         -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                       28,851         238,809        160,200
                                                             ======         =======        =======

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations
Three months ended September 30, 2004 and 2003
(In thousands of Renminbi and thousands of US Dollars)

                                                Sep 30, 2004     Sep 30, 2004      Sep 30, 2003
                                                  US$'000           RMB'000          RMB'000
Revenue                                            17,808           147,403            96,243
Cost of revenue                                   (15,083)         (124,84)           (82,582)
                                               ----------        ----------        ----------
Gross profit                                        2,725            22,554            13,661
Selling, R&D, general and
administrative expenses                            (1,047)           (8,670)           (3,335)
                                               ----------        ----------        ----------
Income from operations                              1,677            13,884            10,326
Interest expense                                     (102)             (845)             (273)
Interest income                                        16               132                 3
Income before income tax                            1,591            13,171            10,056
Income tax                                            (44)             (362)             (607)
                                               ----------        ----------        ----------
Income before minority interests                    1,547            12,809             9,449
Minority interests                                   (110)             (910)                0
                                               ----------        ----------        ----------
Net income                                          1,438            11,899             9,449
                                               ----------        ----------        ----------

                                                 US$               RMB               RMB
Earnings per share
- Basic                                              0.03              0.27              0.23
                                               ==========        ==========        ==========
- Diluted                                            0.03              0.27              0.23
                                               ==========        ==========        ==========
Weighted average number of ordinary
shares outstanding,
- Basic                                        43,484,683        43,484,683        40,502,150
                                               ==========        ==========        ==========
- Diluted                                      43,527,006        43,527,006        40,502,150
                                               ==========        ==========        ==========

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations
Nine months ended September 30, 2004 and 2003
(In thousands of Renminbi and thousands of US Dollars)

                                                Sep 30, 2004     Sep 30, 2004      Sep 30, 2003
                                                  US$'000           RMB'000          RMB'000
Revenue                                             56,174           464,970           246,324
Cost of revenue                                    (47,742)         (395,17)          (210,29)
                                                ----------        ----------        ----------
Gross profit                                         8,433            69,799            36,034
Selling, R&D, general and
administrative expenses                             (2,402)          (19,886)          (11,836)
                                                ----------        ----------        ----------
Income from operations                               6,030            49,913            24,198
Interest expense                                      (202)           (1,669)             (500)
Interest income                                         19               159                34
                                                ----------        ----------        ----------
Income before income tax                             5,848            48,403            23,732
Income tax                                            (217)           (1,799)             (964)
                                                ----------        ----------        ----------
Income before minority interests                     5,630            46,604            22,768
Minority interests                                    (369)           (3,055)                0
                                                ----------        ----------        ----------
Net income                                           5,261            43,549            22,768
                                                ----------        ----------        ----------

                                                   US$               RMB               RMB
Earnings per share
- Basic                                               0.13              1.05              0.56
                                                ==========        ==========        ==========
- Diluted                                             0.13              1.05              0.56
                                                ==========        ==========        ==========
Weighted average number of ordinary
shares outstanding,
- Basic                                         41,507,253        41,507,253        40,502,150
                                                ==========        ==========        ==========
- Diluted                                       41,521,515        41,521,515        40,502,150
                                                ==========        ==========        ==========

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2004 and 2003
(In thousands of Renminbi and thousands of US Dollars)

                                                       Sep 30, 2004    Sep 30, 2004   Sep 30, 2003
                                                           US$'000      RMB'000         RMB'000
Cash flows from operating activities:
 Net income                                                  5,261        43,549        22,768
Adjustment to reconcile net income to
 net cash (used in) provided by operating activities:
    Depreciation expense                                        88           728           319
    Minority interest                                          369         3,055            --
 Changes in operating assets and liabilities:
    Trade accounts receviable                               (6,481)      (53,64)       (39,63)
    Bills receivable                                        (2,602)      (21,53)        (1,917)
    Inventories                                               (325)       (2,693)        5,186
       Other trade receivables and prepaid expenses           (125)       (1,036)      (12,72)
    Amount due from other related party                         --            --           298
    Trade accounts payable                                     676         5,592        18,987
    Accrued expenses and other liabilities                     663         5,491        11,345
    Amount due to other related party                           72           600        (1,573)
    Income tax payable                                          26           212         2,408
                                                            ======       ======        ======
Net cash (used in) provided by operating activities         (2,378)      (19,68)         5,464
                                                            ======       ======        ======
Cash flows from investing activities:
 Net cash outflow from acquisition of a subsidiary            (109)         (906)           --
 Purchases of property and equipment                           (86)         (711)         (418)
 Increase in other assets                                       --            --          (300)
                                                            ======       ======        ======
Cash used in investing activities                             (195)       (1,617)         (718)
                                                            ======       ======        ======
Cash flows from financing activities:
 New bank loans                                              8,757        72,482            --
 Net cash inflow from share exchange transaction
 (net of transaction cost)                                   3,335        27,603            --
 Repayment of amount due to holding company                 (6,084)      (50,35)            --
 Payment of 2003 dividend                                   (5,000)      (41,38)            --
                                                            ======       ======        ======
Net cash provided by financing activities                    1,008         8,342            --
                                                            ======       ======        ======
Net (decrease) increase in cash and cash equivalents        (1,565)      (12,95)         4,746
Cash at beginning of the period                              3,707        30,683        12,194
                                                            ======       ======        ======
Cash at end of the period                                    2,142        17,727        16,940
                                                            ======       ======        ======

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Company's accounting principles, and other footnote information, reference is made to the Registrant's 2001 to 2003 Audited Consolidated Financial Statements on Item 7(a)(1) of the Company's Current Report on Form 8 K/A filed with the Securities and Exchange Commission on September 23, 2004 (the "8-K/A"). The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the 8-K/A of Comtech Group Inc. (the "Company") for the year ended December 31, 2003. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements are reported in Renminbi ("RMB") because all of the Company's material operating entities are based in and operated entirely within the People's Republic of China. The translation of RMB amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$ 1 to RMB 8.2773, the approximate exchange rate at September 30, 2004. Such transactions should not be constructed as representations that the RMB amounts could be converted into US$ at that rate or any other rate.

When the actual currency of the transaction is denominated in US Dollars, then the US Dollar amount has been shown in the relevant note and/or table and indicated as "US Dollar, actual transaction currency".

NOTE 2 - SHARE EXCHANGE BETWEEN TRIDENT AND COMTECH

On May 25, 2004, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Comtech Group, a privately owned Cayman Islands company ("Comtech"), and Comtech's shareholders, Comtech Global Investment Ltd., Purple Mountain Holding Ltd., and Ren Investment Ltd.(collectively, the "Shareholders"), pursuant to which the Company was to acquire all of the issued and outstanding shares of stock of Comtech in exchange for the issuance in the aggregate of 42,000,000 of the Company's shares of common stock to the Shareholders. The transaction contemplated by the Exchange Agreement was consummated on July 22, 2004. Pursuant to certain provisions in the Exchange Agreement, the number of shares issued to the Shareholders was adjusted at closing to 40,502,150 (the "Shares").

As a result of the transaction, Comtech became a wholly-owned subsidiary of the Company and, upon the issuance of the Shares, the Shareholders owned approximately 91.2% of all of the Company's issued and outstanding stock. The Company currently has a total of 44,422,050 shares of Common Stock issued and outstanding on a non-fully diluted basis.

The transaction was accounted for as a reverse acquisition in which Comtech was deemed to be the accounting acquirer and Trident Rowan Group, Inc. ("Trident") the legal acquirer. Because Trident was a non-operating public shell company, no goodwill has been recorded in connection with the transaction and the costs incurred in connection with the transaction have been charged directly to equity.

As a result of the share exchange transaction, (i) the historical financial statements of Trident for periods prior to the date of the transaction are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the transaction are those of Comtech, as the accounting acquirer; (iii) all references to the financial statements of the Company apply to the historical financial statements of Comtech prior to the transaction and the financial statements of the Company subsequent to the transaction; and (iv) the number of shares of the Company has been restated retrospectively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

Unaudited condensed consolidated statements of shareholders' equity for the nine months ended September 30, 2004 are set forth below:

                                                                  Additional
                                                                   paid-in        Accumulated
                                             Common Stock          capital     Profits       Total
                                             ------------          -------     -------       -----
                                         Shares        Amount
                                                        RMB'000    RMB'000     RMB'000     RMB'000
Balance at January 1, 2004             40,502,150         405      14,000       3,571      17,976
(Note a)
Shares of stock held by Trident's       3,919,900          39          --          --          39
shareholders
Recapitalisation in connection
with the share exchange
transaction                                    --          --      24,400          --      24,400
Net Profit                                     --          --          --      43,549      43,549
                                       ----------------------------------------------------------
Balance at September 30, 2004
                                       44,422,050         444      38,400      47,120      85,964
                                       ==========================================================
Balance at September 30, 2004
(USD'000)                                                  54       4,639       5,693      10,386
                                       ==========================================================

Note a: Common stock issued and outstanding has been retroactively restated to reflect the recapitalization which occurred as a result of the share exchange transaction whereby the 10,000,000 shares of common stock of the accounting acquirer were exchanged for 40,502,150 shares of Trident.

The assets and liabilities of Trident acquired under the share exchange transaction are as follows:

Net assets acquired:                                    RMB'000
                                                        -------
      Cash                                               32,367
      Other trade receivables and prepaid expenses        2,853
      Accrued expenses and other liabilities             (5,126)
      Minority interests                                   (917)
                                                        -------
                                                         29,177
      Less: Transaction costs                            (4,764)
                                                        -------
                                                         24,413
                                                        =======

      Comtech Group is a leading module design solutions provider in China focused on the mobile handset and telecom equipment industries. Our team of engineers works with leading manufacturers of mobile handset and telecom equipment to design solutions that meet their need to provide state of the art products to their customers. Our design solutions for mobile device products include, LCD modules, camera modules, persistent storage modules, input/output modules, sound system and power supply modules. In the telecom equipment industry we currently target optical solutions, data communication solutions, PSTN switching, and wireless base stations.

      Since Comtech began operations in 1995, it has evolved from a distribution company to a customized design solution provider. Its client base has grown to serve over 200 companies representing most of the large manufacturers in the mobile handset and telecom equipment industries in China. Comtech's largest customer in the mobile handset market is TCL Mobile Communication (HK) Company Ltd., or TCL, one of China's largest domestic mobile handset manufacturers. Its top two revenue producing customers from the telecom equipment industry have been Zhongxing International (Hong Kong) Trading Co. Ltd. (ZTE) and Huawei Technology Investment Co. Ltd., or Huawei, which are China's two largest telecom equipment vendors.

      Comtech currently offers its clients over 500 design solutions and product lines integrating components from many leading suppliers. Comtech's engineers work with its customers' product development team to understand their needs for each specific function module. Based on a customer's specific requirements, Comtech's engineers provide a proposed customized module design solution. A module design solution incorporates several components. If the customer accepts the Comtech design, the customer agrees to purchase key specific components outlined in Comtech's module design. Comtech purchases the specific components from its suppliers.

      Comtech does not charge its customers an independent design fee. Instead, it generates revenue through the sale of the specific components that are incorporated in its module design. The price mark-up between the purchase price and the selling price of such components compensate its design, technical support and distribution services.

      Comtech's business model has proven to be profitable and sustainable during our nine year operating history. It has had significant growth in both revenues and profits since 1995. In 2003, Comtech had over $43 million in revenues and $3.4 million in net income, which amounts to an increase of approximately 72% and 209% respectively from $25 million in revenue and $1.1 million in profit in 2002. For the nine month period ended September 30, 2004, Comtech had US$56.2 million in revenue and US$5.3 million in net income, which amounts to an increase of approximately 89% and 91%, respectively, from US$29.8 million in revenue and US$2.8 million in net profit for the nine month period ended September 30,2 003.

NOTE 3 - FINANCING ARRANGEMENTS

(a) Bank loans

On July 21, 2004, Comtech International (Hong Kong) Limited ("Comtech HK"), a wholly-owned subsidiary of the Company, entered into a US$4,000,000 revolving credit facility (the "Facility") with the Bank of Communications Hong Kong branch (the "Bank"). On September 14, 2004, the amount of the Facility was increased to US$10,000,000. During August and September 2004, Comtech HK drew down approximately US$8,800,000 under the Facility. These bank borrowings were raised for general working capital purposes of the Company and US$978 thousand of them were directly used for settlement of amount to Comtech Global Investment Ltd. The Facility is secured by funds on deposit with the Bank owned by Jeffrey Kang, the Company's principal shareholder and Chief Executive Officer, in an amount equal to the borrowings. The facility bears interest at the higher of LIBOR or 1.5% over the deposit rate, payable monthly.

(b) Factoring arrangement

On August 24, 2004, Comtech Communication Technology (Shenzhen) Co., Ltd.("Comtech Communication"), a wholly-owned subsidiary of the Company, entered into a factoring agreement (the "Agreement") with Guangdong Development Bank Shenzhen branch (the "Bank"). Pursuant to the Agreement, accounts receivable from UT Starcom with the maximum amount of RMB30 million can be transferred to the Bank with recourse. An amount equal to 30% of the accounts receivable transferred is secured by funds on deposit from Comtech Communication with the Bank. The factoring arrangement bears interest at the PRC official loan interest rate as of September 30, 2004, payable monthly. On October 20, 2004, Comtech Communication transferred accounts receivable of approximately RMB11,449 thousand under the Agreement.

NOTE 4 - SETTLEMENT OF AMOUNT DUE TO COMTECH GLOBAL INVESTMENT LTD.

During August and September 2004, the Company satisfied all of its outstanding obligations in the approximate amount of US$10,238,000 to Comtech Global Investment Ltd., an entity owned by Jeffrey Kang, by repaying approximately US$5,238,000 of outstanding loans and satisfying a US$5,000,000 dividend obligation.

NOTE 5 - SETTLEMENT OF IMI FEE DISPUTE

On June 21, 2004 the Company entered into an out-of-court settlement with Banca di Intermidiazione Mobiliare IMI S.p.A ("IMI") to settle a fee dispute in connection with the sale of the subsidiaries of Centerpoint (a former subsidiary of the Company) to Aprilia S.p.A. The settlement was for Euro700 thousand, of which the Company received Euro373 thousand, its share of the settlement. In connection with agreeing to the settlement, the Company paid Euro115 thousand to TCMP 3 Partners LLC to settle certain claims against former Centerpoint directors. (See Notes 7 and 8 below).

NOTE 6 - RELEASE OF LITA S.P.A. GUARANTEE

On March 31, 2004 the purchasers of LITA S.p.A. agreed to release the Company from any further obligations under an escrow pertaining to potential tax liabilities in connection with the Company's sale of LITA, which had been due to expire on December 31, 2004. For this release, the Company paid Euro30,000 in 2004 and has recorded a gain of Euro486 thousand in the first quarter of 2004.

NOTE 7- INVESTMENTS

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; Request for Arbitration; Settlement

In 2000, Aprilia asserted various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of its Moto Guzzi operations. In 2001, IMI, the escrow agent under an Escrow Agreement, paid Euro3,931 thousand from the escrow account (see Note 5) to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested arbitration. In October 2003, Centerpoint and OAM entered into a settlement agreement with Aprilia, pursuant to which Aprilia paid Euro1,420,256 to Centerpoint, including Euro206,583 of legal fees. In 2003, an equivalent of 65% of the net proceeds of this settlement was recorded by OAM in "other income", as the right to the 35% of the proceeds was owed to Centerpoint (no longer a related party of the Company as of December 31, 2003).

The residual balance of approximately Euro600 thousand remaining in the escrow account relates to possible claims regarding taxes and social security contributions and such balance, if any in the event Aprilia is successful in any future claims, will be released in September 2007. OAM is entitled to 65% of amounts eventually released. This contingent asset has been valued at zero since 2000.

Bion transaction

In January 2004 Centerpoint distributed all of the shares of Bion that it owned pro-rata to the holders of its Common Stock. As a result, the Company received an additional 44,240 Bion shares, which are considered to be of no value.

NOTE 8 - LITIGATION

SETTLED:

(a) Legal Action by TCMP 3 against Directors of Centerpoint

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

(b) Legal action by Shenzhen Comtech against a customer

On September 14, 2004, a civil action was initiated by Shenzhen Comtech in the Court of Beijing of China against a corporate customer in which Shenzhen Comtech claimed payments owed totaling approximately RMB801 thousand, comprising outstanding accounts receivable amounting to approximately RMB438 thousand, penalty for overdue accounts receivable amounting to approximately RMB328 thousand and interest of outstanding balance amounting to approximately RMB35 thousand. The action was mutually settled on October 19, 2004 with the defendant paying RMB500 thousand to Shenzhen Comtech in return for a full release of all potential claims against the defendant.

PENDING:

CSD Srl

In 1999 CSD Srl ("CSD") caused a leasing company to purchase from OAM, S.p.A., a subsidiary of the Company ("OAM") real estate in via Baronia, Rome and entered into a leasing arrangement with the leasing company. Subsequently, on October 9, 1999, CSD brought a claim against OAM in the Rome Civil Court alleging that the commercial designation of the property in 1998 was not properly disclosed and consequently its lease payments were excessive and sought reimbursement of the lease payments that it considered excessive from OAM in an aggregate amount of approximately Euro800 thousand.

The proceedings have continued intermittently over the years. On March 25, 2004, the Court requested that the parties present their conclusions in order for it to render a final verdict. It is management's opinion that the risk of a negative judgment is low and the potential liability remote.

NOTE 9 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees", and its related interpretations. Under this method, compensation cost for stock options, warrants and stock awards is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

At the board of directors' meeting held on August 3, 2004, the Company adopted the Comtech Group, Inc. 2004 Stock Incentive Plan providing for the grant of incentive and non-statutory stock options and the issuance of restricted stock up to 5,000,000 shares of common stock, in the aggregate. The compensation costs for the 420,000 options granted under the Company's share option plan for the period ended September 30, 2004 are insignificant as calculated under APB Opinion No. 25. The compensation costs for the 420,000 options granted under the Company's stock option plan for the period ended September 30, 2004, had they been accounted for using the fair value of awards at the grant date in accordance with the method of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

For the nine month period ended September 30, 2004:

                                                                 RMB'000
Net income, as reported                                           43,549
Less:  Stock based compensation costs under fair                    (389)
            Value based method for all awards
Net income, pro forma                                             43,160
Earnings per share - basic        As reported                    RMB1.05
                                  Pro forma                      RMB1.04
Earnings per share - diluted      As reported                    RMB1.05
                                  Pro forma                      RMB1.04

For the three month period ended September 30, 2004:

                                                                 RMB'000
Net income, as reported                                           11,899
Less:  Stock based compensation costs under fair                    (389)
            Value based method for all awards
Net income, pro forma                                             11,510
Earnings per share - basic        As reported                    RMB0.27
                                  Pro forma                      RMB0.26
Earnings per share - diluted      As reported                    RMB0.27
                                  Pro forma                      RMB0.26

The weighted average fair value of options granted during 2004 was US$1.17, using the Black-Scholes option-pricing model based on the following assumptions:

Risk-free interest rate                                          4.25%
Expected life                                                    10 years
Expected volatility                                              59%
Expected dividend yield                                          --

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by dividing net income by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. As of September 30, 2004, there are 420,000 stock options outstanding and the weighted average number of shares used for the computation of diluted earnings per share is as follows:

                                         Nine month                 Three month
                                       period ended                period ended
                                       September 30                September 30
                                               2004                        2004
Weighted average number of shares
  outstanding - basic                    41,507,253                  43,484,683

Dilutive effect of employee stock
options                                      14,262                      42,323
                                         --------------------------------------

Weighted average number of shares
  outstanding - diluted                  41,521,515                  43,527,006
                                         =======================================

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income represents total non-shareholder changes in equity during a period except those resulting from investments by and distributions to shareholders. For the three and nine months ended September 30, 2003 and 2004, comprehensive income is the same as net income.

NOTE 12 - SUBSEQUENT EVENTS

On October 26, 2004, the Company entered into definitive purchase agreements for the sale of an aggregate of 6,300,000 shares of common stock to institutional and individual investors for gross proceeds of approximately US$11 million, before deducting a 6% placement fee and other expenses of the offering. C.E. Unterberg Towbin acted as lead placement agent for the transaction, with W.R. Hambrecht & Co. acting as co-placement agent. A closing was held on the first 5,040,000 shares on October 27, 2004. A second closing on the balance of the shares occurred on November 5, 2004.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

Details of revenue for the three month period ended September 30 are as follows:

                                                           2004         2003
                                                           ----         ----
                                                          RMB'000      RMB'000
                                                          -------      -------
Mobile handset                                             82,625       36,633
Telecom equipment                                          63,693       57,698
Lightning protection devices                                1,085        1,912
                                                          --------------------
                                                          147,403       96,243

Revenue was RMB51,160 thousand or 53.2% higher than that of the same period of the prior year. The increase was mainly attributed to the increase in revenues from both mobile handset and telecom equipment sales which increased by RMB45,992 thousand or 125.5% and RMB5,995 or 10.4% respectively. The increase in mobile handset revenue was due to the fact that the demand for mobile handsets has been growing in China and domestic mobile handset vendors have continued to penetrate the market and capture additional market share. The increase in telecom equipment revenue was attributed to growth in China's telecom equipment industry driven by an increase in investment from telecom operators.

GROSS MARGIN

Gross margin increased from RMB13,661 thousand or 14.2% in the third quarter of 2003 to RMB22,556 thousand or 15.3% in the same period of 2004. The increase was principally due to the change in revenue mix, where revenues from mobile handset sales had a higher margin than those from telecom equipment. The ratio of margin contribution from mobile handset sales for the third quarter of 2003 and 2004 were 43.5% and 61.0% respectively, representing an increase of 17.5%. In terms of margin amount, the mobile handset sales contribution increased by approximately RMB7,826 thousand.

SELLING, R&D, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, R&D, general and administrative expenses of RMB8,670 thousand were RMB5,335 thousand or 160% higher than those of the same period last year. The details of the expenses for the three month period ended September 30 are as follows:

                                                2004        2003
                                                ----        ----
                                               RMB'000    RMB'000
                                               -------    -------
Selling expenses                                1,673        676
R&D expenses                                    3,481        225
General and administrative expenses             3,516      2,434
                                               -----------------
                                                8,670      3,335

The increase in the selling expenses by RMB997 thousand or 147.5% was mainly attributed to the increase in marketing and business development expenses of approximately RMB400 thousand. Other indirect selling expenses such as freight charges and salesperson expenses contributed to the balance of the increase and consistent with the same period of last year, they represented about one percent of revenue.

R&D expenses increased by RMB3,256 thousand or 1,447.1%. The increase was comprised of additional costs incurred in developing new product lines for telecom equipment, handset and consumer electronics. (about RMB2.6 million) and additional personnel costs associated with strengthening our engineering team (about RMB600 thousand).

General and administrative expenses increased by RMB1,082 thousand or 44.5%. The principal factor for the increase was additional corporate expenses of about RMB1 million, which were incurred as a result of expanding our management team and additional administrative expenses incurred as a result of the increased operation of the Company and an increase in legal and other expenses.

INTEREST EXPENSE

Interest expense in the third quarter of 2004 amounted to RMB845 thousand as compared to RMB273 thousand in the same period of 2003. The increase of RMB572 thousand or 209.5% was due to new bank loans totaling RMB72,482 thousand obtained in August and September of 2004. The interest rate was overnight LIBOR or 1.5% per annum above the deposit rate for the charged deposit, whichever is the highest. No such loans were outstanding in 2003.

INTEREST INCOME

Interest income in third quarter of 2004 amounted to RMB132 thousand, compared to RMB3 thousand in the same period of 2003. The increase was attributed to higher net cash inflows generated from revenue and the resulting increase in deposit balances.

INCOME TAX

The effective tax rate for the three months ended September 30, 2004 was 2.7% compared to 6.0% for the comparable period in the prior year. The decrease in the effective tax rate was mostly due to the Company's mix of subsidiaries' earnings. More income was earned by the Company's subsidiaries with tax benefits granted from the local tax authorities.

MINORITY INTERESTS

Minority interests comprises 40% of the outstanding shares in Shanghai E&T System Co., Ltd. and 1.6% shares in OAM S.p.A..

NET INCOME

As a result of the above items, net income for the quarter ended September 30, 2004 was RMB11,899 thousand compared to net income of RMB9,449 thousand in the corresponding period of 2003.

EARNINGS PER SHARE

The Company reported a basic per share earnings of RMB0.27 for the third quarter of 2004 based on 43,484,683 outstanding weighted average shares and a diluted per share earnings of RMB0.27 based on 43,527,006 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB0.23 for the same period of 2003, based on 40,502,150 outstanding weighted average shares.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

Details of revenue for the nine month period ended September 30 are as follows:

                                              2004                2003
                                              ----                ----
                                             RMB'000             RMB'000
                                             -------             -------
Mobile handset                               279,473              76,100
Telecom equipment                            179,327             167,188
Lightning protection devices                   6,170               3,036
                                            -----------------------------
Total                                        464,970             246,324

Revenue was RMB218,646 thousand or 88.8% higher that that of the same period of the prior year. The increase was mainly attributed to the increase in revenues from both mobile handset and telecom equipment sales, by RMB203,373 thousand or 267.2% and RMB12,139 or 7.3% respectively. The increase in mobile handset revenue was due to the fact that the demand for mobile handsets has been growing in China and domestic mobile handset vendors have continued to penetrate the market and capture market share. The increase in telecom equipment revenue was attributed to growth in China's telecom equipment industry driven by an increase in investment from telecom operators. Contribution of mobile handset revenue to total revenue increased from RMB76,100 thousand or 30.9% to RMB279,473 thousand or 60.1%. Whereas contribution of telecom equipment revenue to total revenue decreased from 67.9% to 38.6%, though revenue amount slightly increased from RMB167,188 thousand to RMB179,327 thousand.

GROSS MARGIN

Gross margin increased from RMB36,034 thousand or 14.6% in the first three quarters of 2003 to RMB69,799 thousand or 15.0% in the same period of 2004. The increase was principally due to the change in revenue mix, where revenues from mobile handset sales had a higher margin than those from telecom equipment. The ratio of margin contribution from mobile handset sales for the three quarters ended September 30, 2003 and 2004 were 33.8% and 66.5% respectively, representing an increase of 32.7%. In terms of margin amount, the mobile handset sales contribution increased by approximately RMB34,264 thousand.

SELLING, R&D, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, R&D, general and administrative expenses of RMB19,886 thousand were RMB8,050 thousand or 68.0% higher than those of the same period last year. The expenses for the nine month period ended September 30 are as follows:

                                           2004                2003
                                           ----                ----
                                          RMB'000             RMB'000
                                          -------             -------
Selling expenses                           6,059               1,913
R&D expenses                               5,613                 638
General and administrative expenses        8,214               9,285
                                          --------------------------
                                          19,886              11,836

The increase in the selling expenses by RMB4,146 thousand or 216.7% was mainly attributed to the increase in marketing and business development expenses of approximately RMB1.4 million for promoting new product lines and gaining larger customer base. Other indirect selling expenses such as freight charges and salesperson expenses contributed to the balance of the increase and consistent with the same period of last year, they represented about one percent of revenue.

R&D expenses increased by RMB4,975 thousand or 779.78%. The increase was comprised of additional costs incurred in developing new product lines for telecom equipment, handset and consumer electronics (about RMB2.6 million) and additional personnel cost associated with strengthening our engineering team in 2004(about RMB2.4 million for the nine months ended September 30, 2004).

General and administrative expenses decreased by RMB1,071 thousand or 11.5%. The decrease was attributable to the bad debt provision of RMB2 million recorded in the nine months ended September 30, 2003, whereas no such provision was additionally made in the same period of 2004. However, the decrease was offset in part by additional corporate expenses of about RMB1 million in the first nine months of 2004, which incurred as a result of our expanding management team and additional administrative expenses incurred as a result of the increase of operation of the Company and an increase in legal and other expenses.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2004 amounted to RMB1,669 thousand as compared to RMB500 thousand in the same period of 2003. The increase of RMB1,169 thousand or 233.8% was due to new bank loans totaling RMB72,482 thousand obtained in August and September of 2004. The interest rate was overnight LIBOR or 1.5% per annum above the deposit rate for the charged deposit, whichever is the highest. No such loans were outstanding in 2003.

INTEREST INCOME

Interest income for the nine months ended September 30, 2004 amounted to RMB159 thousand, compared to RMB34 thousand in the same period of 2003. The increase was owing to higher net cash inflows generated from revenue and the resulting increase in deposit balances.

INCOME TAX

The effective tax rate for the nine months ended September 30, 2004 was 3.7% compared to 4.0% for the comparable period in the prior year. The decrease in the effective tax rate was mostly due to the Company's mix of subsidiaries' earnings. More income was earned in the subsidiaries with tax benefits granted from their respective local tax authorities.

MINORITY INTERESTS

Minority interests comprises 40% of the outstanding shares in Shanghai E&T System Co., Ltd. and 1.6% shares in OAM S.p.A..

NET INCOME

As a result of the above items, net income for the nine months ended September 30, 2004 was RMB43,549 thousand compared to a net income of RMB22,768 thousand in the corresponding period of 2003.

EARNINGS PER SHARE

The Company reported a basic per share earnings of RMB1.05 for the first three quarters ended September 30, 2004 based on 41,507,253 outstanding weighted average shares and a diluted per share earnings of RMB1.05 based on 41,521,515 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB0.56 for the same period of 2003, based on 40,502,150 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations primarily through a combination of cash generated from sales, borrowings from shareholders and available credit facilities. As of September 30, 2004, the Company had working capital of RMB88,542 thousand as compared with working capital of RMB14,349 thousand at December 31, 2003.

Operating activities used cash of RMB19,681 thousand for the nine months ended September 30, 2004 compared to cash provided of RMB5,464 thousand in 2003.

The decrease in cash provided by operating activities as compared to the prior year is primarily due to the increase in receivables and investments in inventories, partially offset by the increase in trade payables and accrued liabilities. Net income provided RMB43,549 thousand for operating activities for the nine months ended September 30, 2004 compared to RMB22,768 thousand in 2003.

The overall decrease in cash flow from operating activities for the nine months ended September 30, 2004 as compared to 2003 was primarily due to changes in trade accounts receivable and bills receivable. It was because of increase in revenue for the three quarters ended September 30, 2004, as compared to 2003. Trade accounts receivable turnover approximated 89 days for the nine months ended September 30, 2004 compared to 119 days for the comparable period in the prior year. Overall collections of trade accounts receivables and credit quality of customers has improved.

The decrease in cash provided by operating activities for the nine months ended September 30, 2004 was partially compensated by increase in trade accounts payable. It was also due to increase in purchases of inventories. Owing to change in supplier mix between the two periods as a result of enlargement of sourcing base, trade accounts payable turnover was shorter from about 97 days for the nine months ended September 30, 2003 to about 40 days for the same period of 2004; however, the shorter of trade accounts payable turnover was mainly due to additions of new suppliers which usually provide us very short accounts payable term, and trade accounts payable turnover for previous existing suppliers have been consistent with previous terms.

In addition, cash flow from operating activities for the nine months ended September 30, 2004 was impacted by an increase in purchases of inventories, primarily resulted from increase in revenue for that period. Inventory turnover was relatively consistent.

Investing activities used RMB1,617 thousand during the first three quarters of 2004, mainly from the purchase of property and equipment.

Financing activities provided net cash flow of RMB8,342 thousand during the first three quarters of 2004. Cash was provided by new bank loans amounting to RMB72,482 thousand, proceeds of RMB27,603 thousand obtained from Trident as a result of the share exchange. These financing cash inflows were partially off-set by repayment of amounts due to the holding company of RMB50,356 thousand and the dividend payment for the prior year amounting to RMB41,387 thousand.

Apart from operations, the Company's principal source of liquidity is its US$10 million revolving credit facility with the Bank of Communications, Hong Kong branch. The Company is currently in the process of negotiating an additional credit facility with another bank to fund the working capital needs of the Company.

During the nine months ended September 30, 2004, the Company also entered into an accounts receivable factoring agreement with Guangdong Development Bank Shenzhen branch. Pursuant to the Agreement, accounts receivable from UT Starcom with the maximum amount of RMB30 million can be transferred to the Bank with recourse.

FUTURE LIQUIDITY NEEDS

As of September 30, 2004, the Company had approximately RMB17,727 thousand in cash. On October 26, 2004, the Company completed a private placement of US$5.04 million shares of common stock of aggregate proceeds of approximately US$8.8 million with a group primarily consisting of institutional investors. The Company sold an additional 1.26 million shares of common stock for aggregate proceeds of approximately US$2.2 million in a second closing on November 5, 2004. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. At times, the Company evaluates possible acquisitions of, or investments in, businesses that are complementary to those of the Company, which transactions may require the use of cash. The Company believes that its cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, the Company may require additional funds in the future to support its working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, allowance for doubtful accounts, sales returns and allowances, asset impairment, and inventory valuation including product obsolescence. We believe that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. For a discussion of our general accounting policies, please see the discussion in our Current Report on Form 8-K/A filed on September 23, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

FOREIGN EXCHANGE RISK

The functional currency of the Company is the RMB. Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the Company's statements of operations as a component of current period earnings. The Company believes that its exposure to foreign currency exchange rate risk is not material and does not currently engage in hedging activities to reduce its exposure to exchange rate fluctuations.

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from having variable rate obligations. The Company does not have any derivative financial instruments and believes its exposure to interest rate risk and other relevant market risks is not material.

Item 4. Controls and procedures

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared. There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The following legal proceedings were settled during the quarter ended September 30, 2004

Aprilia Claims under the Share Purchase Agreement; Payment by IMI; request for Arbitration; Settlement

In 2000, Aprilia asserted various claims against Centerpoint relating to Centerpoint's representations and warranties under the Share Purchase Agreement (the "Alleged Claims") for the sale of its Moto Guzzi operations. In 2001, IMI, the escrow agent under the Escrow Agreement, paid Euro3,931 thousand from the escrow account to Aprilia in respect of the Alleged Claims. Centerpoint disputed the Alleged Claims and requested arbitration. Centerpoint and Aprilia, in October 2003, entered into an agreement to settle the matter with Aprilia, paying Euro1,420,256 including Euro206,583 of legal fees. The right to 35% of the net proceeds of this settlement is owned by Centerpoint (which is no longer a related party of the Company at the time of the settlement).

IMI Fees - settled in June 2004

In connection with the sale of Moto Guzzi to Aprilia, IMI was paid Euro5,888 thousand in fees and expenses it claimed under its engagement letter with the Company. The Company disputed the calculation of IMI's fees and on February 7, 2002 brought a suit in the Milan Court in Italy seeking reimbursement of Euro4,527 thousand (approximately US$ 5.7 million at 2003 year-end exchange rates). The judge handling the lawsuit has heard the case several times in 2002 and 2003. On June 21, 2004, an out-of-court settlement was reached, with IMI paying Euro700 thousand, of which the Company received Euro373 thousand.

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

Legal action by Shenzhen Comtech against a customer

On September 14, 2004, a civil action was initiated by Shenzhen Comtech in the Court of Beijing of China against a corporate customer claiming a total amount of approximately RMB801 thousand, comprising outstanding accounts receivable amounting to approximately RMB438 thousand, penalty for overdue accounts receivable amounting to approximately RMB328 thousand and interest of outstanding balance amounting to approximately RMB35 thousand. The action was mutually settled on October 19, 2004 with the defendant paying RMB500 thousand to the Shenzhen Comtech in return for a full release of all potential claims against the defendant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Information to be disclosed under this Item 2 was previously furnished in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders

On October 12, 2004, the Company filed a definitive Information Statement on
Schedule 14C with the Securities and Exchange Commission. The Information Statement was mailed to the Company's stockholders solely for the purpose of informing the stockholders of the approval and consent by the Board of Directors of the Company and at least two thirds of the Company's stockholders to amend the Company's Articles of Incorporation to increase its authorized shares of common stock from 50,000,000 to 200,000,000 shares. Of the 44,422,050 shares of the Company issued and outstanding a vote of at least two-thirds, totaling 29,614,700 shares, was required to approve the amendment. The amendment received the approval by written consent of holders owning 37,261,978 shares. The amendment to the Articles of Incorporation was filed and effective with the Secretary of State of Maryland on November 3, 2004. The Company did not solicit proxies to vote at a stockholders' meeting with respect to the amendment.

Item 5. Other Information - None

Item  6. Exhibits

      (b)   Exhibits

      31    Rule 13a-14(A) Certifications.

      32    Section 1350 Certifications.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMTECH GROUP, INC.

November 15, 2004                      By:  /s/ Jeffrey Kang
                                            ------------------------------------
                                                Jeffrey Kang
                                                Chief Executive Officer and
                                                Chairman of the Board

November 15, 2004                      By:  /s/ Hope Ni
                                            ------------------------------------
                                                Hope Ni
                                                Chief Financial Officer