Form 10-Q/A
period 2004-09-30
Comtech Group Inc
filed 2004-12-22
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                              011-86-755-267-43210
              (Registrant's Telephone Number, Including Area Code)

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

                               COMTECH GROUP, INC.
                              INDEX TO FORM 10-Q/A

PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
                As of September 30, 2004 and December 31, 2003

          Condensed Consolidated Statements of Operations
                For the three and nine months ended September 30, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows
                For the nine months ended September 30, 2004 and 2003

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

          Item 6.  Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Condensed financial statements (unaudited)

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2004 and December 2003

                                                        Sep 30, 2004    Sep 30, 2004     Dec 31, 2003
                                                            US$'000         RMB'000        RMB'000
ASSETS
Current assets:
Cash                                                          2,142          17,727         30,683
Trade accounts receivable, net of
allowance for doubtful accounts                              18,248         151,043         92,259
Bills receivable                                              4,209          34,843         13,306
Other trade receivables and prepaid
expenses                                                      1,081           8,940          2,297
Inventories                                                   2,746          22,732         18,350
                                                             ------         -------        -------
Total current assets                                         28,426         235,285        156,895
Property and equipment, net                                     384           3,180          2,961
Other assets                                                     41             344            344
                                                             ------         -------        -------
                                                                425           3,524          3,305
                                                             ------         -------        -------
TOTAL ASSETS                                                 28,851         238,809        160,200
                                                             ------         -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                                        6,918          57,269         44,564
Amount due to holding company                                    --              --         50,356
Amount due to other related party                               265           2,192          1,592
Bank loans                                                    8,757          72,482             --
Dividend payable                                                 --              --         41,387
Income tax payable                                              135           1,114            902
Accrued expenses and other
liabilities                                                   1,771          14,662          3,745
                                                             ------         -------        -------
Total current liabilities                                    17,846         147,719        142,546
                                                             ------         -------        -------
Minority interests                                              619           5,126             --
Shareholders' equity
Common stock and additional paid-in
capital                                                       4,693          38,844         14,083
Retained earnings                                             5,693          47,120          3,571
                                                             ------         -------        -------
Total shareholders' equity                                   10,386          85,964         17,654
                                                             ------         -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                       28,851         238,809        160,200
                                                             ======         =======        =======

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations
For the Three months ended September 30, 2004 and 2003

                                                Sep 30, 2004     Sep 30, 2004      Sep 30, 2003
                                                  US$'000           RMB'000          RMB'000
Net revenue                                        17,808           147,403            96,243
Cost of revenue                                   (15,083)         (124,849)          (82,582)
                                               ----------        ----------        ----------
Gross profit                                        2,725            22,554            13,661
Selling, R&D, general and
administrative expenses                            (1,047)           (8,670)           (3,335)
                                               ----------        ----------        ----------
Income from operations                              1,678            13,884            10,326
Interest expense                                     (102)             (845)             (273)
Interest income                                        16               132                 3
                                               ----------        ----------        ----------
Income before income tax                            1,592            13,171            10,056
Income tax                                            (44)             (362)             (607)
                                               ----------        ----------        ----------
Income before minority interests                    1,548            12,809             9,449
Minority interests                                   (110)             (910)                0
                                               ----------        ----------        ----------
Net income                                          1,438            11,899             9,449
                                               ----------        ----------        ----------

                                                 US$               RMB               RMB
Earnings per share
- Basic                                              0.03              0.27              0.23
                                               ==========        ==========        ==========
- Diluted                                            0.03              0.27              0.23
                                               ==========        ==========        ==========
Weighted average number of ordinary
shares outstanding
- Basic                                        43,484,683        43,484,683        40,502,150
                                               ==========        ==========        ==========
- Diluted                                      43,957,041        43,957,041        40,502,150
                                               ==========        ==========        ==========

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations
For the nine months ended September 30, 2004 and 2003

                                                Sep 30, 2004     Sep 30, 2004      Sep 30, 2003
                                                  US$'000           RMB'000          RMB'000
Net revenue                                         56,174           464,970           246,324
Cost of revenue                                    (47,742)         (395,171)         (210,290)
                                                ----------        ----------        ----------
Gross profit                                         8,432            69,799            36,034
Selling, R&D, general and
administrative expenses                             (2,402)          (19,886)          (11,836)
                                                ----------        ----------        ----------
Income from operations                               6,030            49,913            24,198
Interest expense                                      (202)           (1,669)             (500)
Interest income                                         19               159                34
                                                ----------        ----------        ----------
Income before income tax                             5,847            48,403            23,732
Income tax                                            (217)           (1,799)             (964)
                                                ----------        ----------        ----------
Income before minority interests                     5,630            46,604            22,768
Minority interests                                    (369)           (3,055)                0
                                                ----------        ----------        ----------
Net income                                           5,261            43,549            22,768
                                                ----------        ----------        ----------

                                                   US$               RMB               RMB
Earnings per share
- Basic                                               0.13              1.05              0.56
                                                ==========        ==========        ==========
- Diluted                                             0.13              1.05              0.56
                                                ==========        ==========        ==========
Weighted average number of ordinary
shares outstanding
- Basic                                         41,507,253        41,507,253        40,502,150
                                                ==========        ==========        ==========
- Diluted                                       41,666,436        41,666,436        40,502,150
                                                ==========        ==========        ==========

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine months ended September 30, 2004 and 2003

                                                       Sep 30, 2004    Sep 30, 2004   Sep 30, 2003
                                                           US$'000      RMB'000         RMB'000
Cash flows from operating activities:
 Net income                                                  5,261        43,549       22,768
Adjustment to reconcile net income to
 net cash (used in) provided by operating activities:
    Depreciation expense                                        88           728          319
    Minority interests                                         369         3,055           --
 Changes in operating assets and liabilities:
    Trade accounts receviable                               (6,481)      (53,642)     (39,633)
    Bills receivable                                        (2,602)      (21,537)      (1,917)
    Inventories                                               (325)       (2,693)       5,186
    Other trade receivables and prepaid expenses              (125)       (1,036)     (12,724)
    Amount due from other related party                         --            --          298
    Trade accounts payable                                     676         5,592       18,987
    Accrued expenses and other liabilities                     663         5,491       11,345
    Amount due to other related party                           72           600       (1,573)
    Income tax payable                                          26           212        2,408
                                                            ======       ======        ======
Net cash (used in) provided by operating activities         (2,378)      (19,681)       5,464
                                                            ======       ======        ======
Cash flows from investing activities:
 Net cash outflow from acquisition of a subsidiary            (109)         (906)          --
 Purchases of property and equipment                           (86)         (711)        (418)
 Increase in other assets                                       --            --         (300)
                                                            ======       ======        ======
Cash used in investing activities                             (195)       (1,617)         (718)
                                                            ======       ======        ======
Cash flows from financing activities:
 New bank loans                                              8,757        72,482           --
 Net cash inflow from share exchange transaction
 (net of transaction cost)                                   3,335        27,603           --
 Repayment of amount due to holding company                 (6,084)      (50,356)          --
 Payment of 2003 dividend                                   (5,000)      (41,387)          --
                                                            ======       ======        ======
Net cash provided by financing activities                    1,008         8,342           --
                                                            ======       ======        ======
Net (decrease) increase in cash and cash equivalents        (1,565)      (12,956)       4,746
Cash at beginning of the period                              3,707        30,683       12,194
                                                            ======       ======        ======
Cash at end of the period                                    2,142        17,727       16,940
                                                            ======       ======        ======

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Comtech Group, Inc. (formerly known as Trident Rowan Group, Inc., the "Company") have been prepared in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For a summary of the Company's accounting principles, and other footnote information, reference is made to the Registrant's Audited Consolidated Financial Statements for the years ended December 31, 2001, 2002 and 2003 included in Item 7(a)(1) of the Company's Current Report on Form 8 K/A filed with the Securities and Exchange Commission on September 23, 2004 (the "8-K/A"). The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the 8-K/A of the Company for the year ended December 31, 2003. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements are reported in Renminbi ("RMB") because all of the Company's material operating entities are based in and operated entirely within the People's Republic of China. The translation of RMB amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of USD 1 to RMB 8.2773, the approximate exchange rate at September 30, 2004. Such translations should not be construed as representations that the RMB amounts could be converted into USD at that rate or any other rate.

NOTE 2 - SHARE EXCHANGE BETWEEN TRIDENT ROWAN GROUP, INC. AND COMTECH GROUP

On May 11, 2004, Comtech Group's original sole shareholder, Comtech Global Investment Ltd., sold part of its shares to Purple Mountain Holding Ltd. and Ren Investment Ltd., which then became the shareholders of Comtech Group.

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

As a result of the transaction, Comtech became a wholly-owned subsidiary of the Company and, upon the issuance of the Shares, the Shareholders owned approximately 91.2% of all of the Company's issued and outstanding stock. The Company currently has a total of 44,422,050 shares of Common Stock issued and outstanding on a non-fully diluted basis as of September 30, 2004. The Company then changed its name from Trident Rowan Group, Inc.("Trident") to Comtech Group, Inc.

As of September 30, 2004, the ownership structure of the Company as a result of the share exchange transaction it as follows:

                           -----------------------
                              Comtech Group Inc.                   --------------------------
                           (formerly known as Trident                    OAM S.P.A.
                            Rowen Group Inc.)         ------------          (a)
                                                                   (established in Italy)
                           (established in Maryland)               (non operating subsidiary)
                            -----------------------                --------------------------
                                     |
                                     |
                           -----------------------
                                Comtech Group

                           (established on April 26,
                          2002 In the Cayman Islands)
                           ------------------------
                                     |
                                     |
             --------------------------------------------------------
             |                                                       |
             |                                                       |
---------------------------------------              ------------------------------------
Comtech (China) Holding Limited                      Comtech (Hong Kong) Holding Limited
("Comtech China")                                   ("Comtech Holding")

(established on May 27, 2002                         (established on May 27, 2002 in BVI)
in the British Virginia Islands ("BVI"))             ------------------------------------
---------------------------------------                                           |
              |                                                                   |
              |                                                                   |
              --------------------------------------------------                  |
              |                    |                           |                  |
              |                    |                           |                  |
-------------------        -------------------       ---------------------       -------------------------
Shenzhen Comtech           Comtech Communication       Comtech Software          Comtech Intenational
International Limited      Technology (Shenzhen)     Technology (Shenzhen)        (Hong Kong) Limited
("Shenzhen Comtech")       Company Limited                Co. Ltd.               ("Comtech Hong Kong")
                           ("Comtech                 ("Comtech Software")
                           Communication")
    (established on            (established on           (established on             (established on
July 4, 1996 in the PRC)   July 23, 2002 in the PRC) 18 March 2004 in the PRC)   July 14, 2000 Hong Kong)
------------------------   ------------------------  ------------------------    -------------------------
          |
          |
------------------------
Shanghai E & T
System Co. Ltd.

("Shanghai E & T")
         (a)
   (established on
January 18, 2004 in the
PRC)
------------------------

(a) The Company owns 98.6% shares in OAM S.P.A. and 60% shares in Shanghai E &
T.

The share exchange transaction was accounted for as a reverse acquisition in which Comtech was deemed to be the accounting acquirer and Trident the legal acquirer. Because Trident was a non-operating public shell company, no goodwill has been recorded in connection with the transaction and the costs incurred in connection with the transaction have been charged directly to equity.

As a result of the share exchange transaction, (i) the historical financial statements of Trident for periods prior to the date of the transaction are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the transaction are those of Comtech, as the accounting acquirer; (iii) all references to the financial statements of the Company apply to the historical financial statements of Comtech prior to the transaction and the financial statements of the Company subsequent to the transaction; and (iv) the number of shares of the Company has been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

Unaudited condensed consolidated statements of shareholders' equity for the nine months ended September 30, 2004 are set forth below:

                                                                  Additional
                                                                   paid-in   Accumulated
                                             Common Stock          capital     Profits       Total
                                             ------------          -------     -------       -----
                                    Number of Shares    Amount
                                                        RMB'000    RMB'000     RMB'000     RMB'000
Balance at January 1, 2004             40,502,150       3,352      10,731       3,571      17,654
(Note a)
Shares of stock held by Trident's       3,919,900         324          --          --         324
shareholders
Recapitalisation in connection
with the share exchange
transaction                                    --          --      24,089          --      24,089
Share compensation cost                        --          --         348          --         348
Net Income                                     --          --          --      43,549      43,549
                                       ----------------------------------------------------------
Balance at September 30, 2004
                                       44,422,050       3,676      35,168      47,120      85,964
                                       ==========================================================
Balance at September 30, 2004
(USD'000)                                                 444       4,249       5,693      10,386
                                                          =======================================

Note a: Common stock issued and outstanding has been retroactively restated to reflect the recapitalization which occurred as a result of the share exchange transaction whereby the 10,000,000 shares of common stock of the accounting acquirer were exchanged for 40,502,150 shares of Trident.

The assets and liabilities of Trident acquired under the share exchange transaction are as follows:

Net assets acquired:                                    RMB'000
                                                        -------
      Cash                                               32,367
      Other trade receivables and prepaid expenses        2,853
      Accrued expenses and other liabilities             (5,126)
      Minority interests                                   (917)
                                                        -------
                                                         29,177
      Less: Transaction costs (note)                     (4,764)
                                                        -------
                                                         24,413
                                                        =======

Note: In connection with the share exchange transaction with Trident, the Company has paid RMB1,324,000 (USD160,000) to a financial advisor under a service agreement and such amount has been included in the transaction costs as stated above. In addition, pursuant to the service agreement, the Company is required to issue warrants to the financial advisor to purchase 1,000,000 shares of common stock of the Company at an exercise price of USD1.5 per share, subject to the fact that Trident has cash assets of at least RMB41,387,000 (USD5 million). However, since the cash assets of Trident is less than RMB41,387,000 (USD5 million) prior to the share exchange transaction, the Company has not issued any warrants to the financial advisor. The financial advisor is now requesting the issue of warrants and is currently under discussion with the Company. No final resolution has yet been reached.

      As a part of the share exchange transaction with Trident, the Company assumed fully vested options issued by Trident to purchase 230,000 shares of the Company's common stock with an exercise price of USD1.50 per share. Additionally, the Company assumed 1,850,834 fully exercisable common stock warrants. Each warrant represents the right to receive 1 share of the Company's common stock, at an exercise price of USD1.50 per share for 968,903 common stock warrants and USD1.25 per share for 881,931 common stock warrants. The options and warrants assumed from Trident both expire on July 1, 2009.

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

      Comtech's business model has proven to be profitable and sustainable during our nine year operating history. It has had significant growth in both revenues and profits since 1995. In 2003, Comtech had over $43 million in revenues and $3.4 million in net income, which amounts to an increase of approximately 72% and 209% respectively from $25 million in revenue and $1.1 million in profit in 2002. For the nine month period ended September 30, 2004, Comtech had USD56.2 million in revenue and USD5.3 million in net income, which amounts to an increase of approximately 89% and 91%, respectively, from USD29.8 million in revenue and USD2.8 million in net profit for the nine month period ended September 30, 2003.

NOTE 3 - FINANCING ARRANGEMENTS

(a) Bank loans

On July 21, 2004, Comtech International (Hong Kong) Limited ("Comtech Hong Kong"), a wholly-owned subsidiary of the Company, entered into a RMB33,109,000 (USD4,000,000) revolving credit facility (the "Facility") with the Bank of Communications Hong Kong branch (the "Bank of Communication"). On September 14, 2004, the amount of the Facility was increased to RMB82,773,000 (USD10,000,000). During August and September 2004, Comtech Hong Kong drew down approximately RMB72,482,500 (USD8,757,000) under the Facility. These bank borrowings were raised for general working capital purposes of the Company and RMB8,095,000 (USD978 thousand) of them were directly used for settlement of amount to Comtech Global Investment Ltd. The Facility is secured by funds on deposit with the Bank of Communication owned by Jeffrey Kang, the Company's principal shareholder and Chief Executive Officer, in an amount equal to the borrowings. The facility bears interest at the higher of LIBOR or 1.5% over the deposit rate, payable monthly.

(b) Factoring arrangement

On August 24, 2004, Comtech Communication Technology (Shenzhen) Co., Ltd.("Comtech Communication"), a wholly-owned subsidiary of the Company, entered into a factoring agreement (the "Agreement") with Guangdong Development Bank Shenzhen branch (the "Guangdong Development Bank"). Pursuant to the Agreement, accounts receivable from UT Starcom with the maximum amount of RMB30,000,000 (USD3,624,000) can be transferred to the Guangdong Development Bank with recourse. An amount equal to 30% of the accounts receivable transferred is secured by funds on deposit from Comtech Communication with the Guangdong Development Bank. The factoring arrangement bears interest at the PRC official loan interest rate as of September 30, 2004, payable monthly. On October 20, 2004, Comtech Communication transferred accounts receivable of approximately RMB11,449,000 (USD1,381,000) under the Agreement.

NOTE 4 - SETTLEMENT OF AMOUNT DUE TO COMTECH GLOBAL INVESTMENT LTD.

The Company satisfied all of its outstanding obligations in the approximate amount of RMB91,743,000 (USD10,238,000) to Comtech Global Investment Ltd., by paying approximately RMB50,356,000 (USD6,084,000) of the amount due to holding company and a RMB41,387,000 (USD5,000,000) dividend obligation during the nine months ended September 30, 2004.

NOTE 5 - STOCK-BASED COMPENSATION

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
Earnings per share - basic        As reported                    RMB0.27
                                  Pro forma                      RMB0.26
Earnings per share - diluted      As reported                    RMB0.27
                                  Pro forma                      RMB0.26

The weighted average fair value of options granted during 2004 was USD1.17, using the Black-Scholes option-pricing model based on the following assumptions:

Risk-free interest rate                                          4.25%
Expected life                                                    10 years
Expected volatility                                              59%
Expected dividend yield                                          --

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by dividing net income by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. As of September 30, 2004, the Company has (1) outstanding options granted under the Company's 2004 Stock Incentive Plan to purchase an aggregate of 420,000 shares of common stock with an exercise price of USD1.50 per share;
(2) fully vested outstanding options granted under Trident's prior option plans to purchase an aggregate of 230,000 shares of common stock with an exercise price of USD1.50 per share; and (3) outstanding warrants issued to purchase an aggregate of 1,850,834 shares of common stock with an exercise price of USD1.50 per share for 968,903 common stock warrants and USD1.25 per share for 881,931 common stock warrants. The options issued under the 2004 plan vest in accordance with the terms of the agreements entered into by the Company and the grantee of the options. Of the 420,000 options, options for (1) 78, 750 shares vesting on February 1, 2005 or vesting in equal monthly installments over the six months from August 16, 2004 (2) the options for 236,250 shares vesting in equal monthly installments over the period of 1.5 years from February 2, 2005 to August 1, 2006, and (3) the options for 105,000 shares vesting in equal monthly installments over the period of 1 year from August 2, 2006 to August 1, 2007. The options and warrants assumed from Trident both expire on July 1, 2009. All outstanding options granted under Trident's prior option plans and warrants are exercisable as of September 30, 2004.

The weighted average number of shares used for the computation of diluted earnings per share is as follows:

                                         Nine month                 Three month
                                       period ended                period ended
                                       September 30                September 30
                                               2004                        2004
Weighted average number of shares
  outstanding - basic                    41,507,253                  43,484,683

Dilutive effect of stock options
  and warrants                              159,183                     472,358
                                         --------------------------------------

Weighted average number of shares
  outstanding - diluted                  41,666,436                  43,957,041
                                         =======================================

NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income represents total non-shareholder changes in equity during a period except those resulting from investments by and distributions to shareholders. For the three and nine months ended September 30, 2004 and 2003, comprehensive income is the same as net income.

NOTE 8 - MINORITY INTERESTS

Minority interests for the nine month periods ended September 30, 2004 represent the 40% interests in Shanghai E & T and 1.4% interests in OAM S.P.A. held by the minority shareholders.


NOTE 9 - SUBSEQUENT EVENTS

On October 26, 2004, the Company entered into definitive purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 6,300,000 shares ("Purchased Shares") of common stock to institutional and individual investors for gross proceeds of approximately RMB91,257(USD11,025), before deducting a 6% placement fee and other expenses of the offering. A closing was held on the first 5,040,000 shares on October 27, 2004 (the "First Closing Date"). A second closing on the balance of the shares occurred on November 5, 2004. Pursuant to the Purchase Agreements, Comtech Group, Inc. has agreed to prepare and file with the SEC in no event later than 60 days following the First Closing Date, a registration statement ("Registration Statement") on Form S-1, to enable the resale of the Purchased Shares and use its best efforts to cause such Registration Statement to be declared effective as promptly as possible after filing, but in any event, within 120 days following the First Closing Date or, in the event of a review of the Registration Statement by the SEC, within 180 days following the First Closing Date, and to remain continuously effective until the earlier of (1) the second anniversary of the First Closing Date or (2) the date on which all Purchased Shares have been sold thereunder. If the Company fails to comply with certain timetable as described in the Purchase Agreements, the Company will be subject to penalty provision as specified in the Purchase Agreements.

Subsequent to the period end date, Comtech Group, Inc. granted 3,285,000 stock options to its directors and employees under the Comtech Group, Inc. 2004 Stock Incentive Plan at an exercise price of USD1.87 per share.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

Details of revenue for the three month period ended September 30 are as follows:

                                                           2004         2003
                                                           ----         ----
                                                          RMB'000      RMB'000
                                                          -------      -------
Mobile handset components                                  82,625       36,633
Telecom equipment                                          63,693       57,698
Other                                                       1,085        1,912
                                                          --------------------
                                                          147,403       96,243

Revenue was RMB51,160 thousand or 53.2% higher than that of the same period of the prior year. The increase was mainly attributed to the increase in revenues from both mobile handset components and telecom equipment sales which increased by RMB45,992 thousand or 125.5% and RMB5,995 or 10.4% respectively. The increase in mobile handset components revenue was due to the fact that the demand for mobile handsets has been growing in China and domestic mobile handset vendors have continued to penetrate the market and capture additional market share. The increase in telecom equipment revenue was attributed to growth in China's telecom equipment industry driven by an increase in investment from telecom operators.

GROSS MARGIN

Gross margin increased from RMB13,661 thousand or 14.2% in the third quarter of 2003 to RMB22,554 thousand or 15.3% in the same period of 2004. The increase was principally due to the change in revenue mix, where revenues from mobile handset components sales had a higher margin than those from telecom equipment. The ratio of margin contribution from mobile handset components sales for the third quarter of 2003 and 2004 were 43.5% and 61.0% respectively, representing an increase of 17.5%. In terms of margin amount, the mobile handset sales contribution increased by approximately RMB7,826 thousand.

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

MINORITY INTERESTS

Minority interests comprises 40% of the outstanding shares in Shanghai E&T System Co., Ltd. and 1.4% shares in OAM S.p.A..

NET INCOME

As a result of the above items, net income for the quarter ended September 30, 2004 was RMB11,899 thousand compared to net income of RMB9,449 thousand in the corresponding period of 2003.

EARNINGS PER SHARE

The Company reported a basic per share earnings of RMB0.27 for the third quarter of 2004 based on 43,484,683 outstanding weighted average shares and a diluted per share earnings of RMB0.27 based on 43,957,041 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB0.23 for the same period of 2003, based on 40,502,150 outstanding weighted average shares.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

Details of revenue for the nine month period ended September 30 are as follows:

                                              2004                2003
                                              ----                ----
                                             RMB'000             RMB'000
                                             -------             -------
Mobile handset components                    279,473              76,100
Telecom equipment                            179,327             167,188
Other                                          6,170               3,036
                                            -----------------------------
Total                                        464,970             246,324

Revenue was RMB218,646 thousand or 88.8% higher that that of the same period of the prior year. The increase was mainly attributed to the increase in revenues from both mobile handset components and telecom equipment sales, by RMB203,373 thousand or 267.2% and RMB12,139 or 7.3% respectively. The increase in mobile handset components revenue was due to the fact that the demand for mobile handsets has been growing in China and domestic mobile handset vendors have continued to penetrate the market and capture market share. The increase in telecom equipment revenue was attributed to growth in China's telecom equipment industry driven by an increase in investment from telecom operators. Contribution of mobile handset components revenue to total revenue increased from RMB76,100 thousand or 30.9% to RMB279,473 thousand or 60.1%. Whereas contribution of telecom equipment revenue to total revenue decreased from 67.9% to 38.6%, though revenue amount slightly increased from RMB167,188 thousand to RMB179,327 thousand.

GROSS MARGIN

Gross margin increased from RMB36,034 thousand or 14.6% in the first three quarters of 2003 to RMB69,799 thousand or 15.0% in the same period of 2004. The increase was principally due to the change in revenue mix, where revenues from mobile handset components sales had a higher margin than those from telecom equipment. The ratio of margin contribution from mobile handset sales for the three quarters ended September 30, 2003 and 2004 were 33.8% and 66.5% respectively, representing an increase of 32.7%. In terms of margin amount, the mobile handset components sales contribution increased by approximately RMB34,264 thousand.

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

INCOME TAX

The effective tax rate for the nine months ended September 30, 2004 was 3.7% compared to 4.1% for the comparable period in the prior year. The decrease in the effective tax rate was mostly due to the Company's mix of subsidiaries' earnings. More income was earned in the subsidiaries with tax benefits granted from their respective local tax authorities.

MINORITY INTERESTS

Minority interests comprises 40% of the outstanding shares in Shanghai E&T System Co., Ltd. and 1.4% shares in OAM S.p.A..

NET INCOME

As a result of the above items, net income for the nine months ended September 30, 2004 was RMB43,549 thousand compared to a net income of RMB22,768 thousand in the corresponding period of 2003.

EARNINGS PER SHARE

The Company reported a basic per share earnings of RMB1.05 for the first three quarters ended September 30, 2004 based on 41,507,253 outstanding weighted average shares and a diluted per share earnings of RMB1.05 based on 41,666,436 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB0.56 for the same period of 2003, based on 40,502,150 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through a combination of cash generated from sales, borrowings from shareholders and available credit facilities. As of September 30, 2004, we had working capital of RMB88,542 thousand as compared with working capital of RMB14,349 thousand at December 31, 2003.

Operating activities used cash of RMB19,681 thousand for the nine months ended September 30, 2004 compared to cash provided of RMB5,464 thousand in the corresponding period of 2003, despite the contribution of net income for the nine months ended September 30, 2004 of RMB43,549 thousand compared to a net income of RMB22,768 thousand in the corresponding period of 2003. The decrease in cash provided by operating activities as compared to the prior year is primarily due to the increase in receivables of RMB76,215 thousand and investments in inventories of RMB2,693 thousand, partially offset by the increase in trade payables and accrued liabilities of RMB11,895 and increase in minority interest of RMB3,055 thousand. Trade accounts receivable turnover approximated 89 days for the nine months ended September 30, 2004 compared to 119 days for the comparable period in the prior year. Overall collections of trade accounts receivables and credit quality of customers has improved. The impact of the increase in trade accounts payable and inventory balances was offset primarily by an increase in trade accounts payable balances associated with the increased purchases of inventories. Investing activities used RMB1,617 thousand during the first three quarters of 2004, mainly for the purchase of property and equipment, and for the acquisition of a 60% owned subsidiary, Shanghai E&T System Co. Ltd.

Financing activities provided net cash inflow of RMB8,342 thousand during the first three quarters of 2004. Cash was provided by new bank loans amounting to RMB72,482 thousand and proceeds of RMB27,603 thousand obtained from Trident as a result of the share exchange. These financing cash inflows were partially off-set by repayment of amounts due to the holding company of RMB50,356 thousand and the dividend payment for the prior year amounting to RMB41,387 thousand.

Our accounts payable cycle is shorter than our accounts receivable term. Accordingly, additional working capital is needed to fund this time lag.

Apart from revenues from operations, our principal source of liquidity is our USD10 million revolving credit facility with the Bank of Communications, Hong Kong branch is used to fund our working capital needs. We are currently in the process of negotiating an additional credit facility with another bank to fund our working capital needs.

During the nine months ended September 30, 2004, we also entered into an accounts receivable factoring agreement with Guangdong Development Bank Shenzhen branch. Pursuant to the agreement, accounts receivable from UT Starcom, up to a maximum amount of RMB30 million, can be transferred to the Bank with recourse.

Future Liquidity Needs

As of September 30, 2004, we had approximately RMB17,727 thousand in cash. On October 27, 2004, we completed a private placement of 5.04 million shares of Common Stock of aggregate proceeds of approximately USD8.8 million with a group primarily consisting of institutional investors. We sold an additional 1.26 million shares of Common Stock for aggregate proceeds of approximately USD2.2 million in a second closing on November 5, 2004. We regularly reviews our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

Effects of Inflation

Our most liquid assets are cash, cash equivalents and short-term investment. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We have summarized below our accounting policies that we believe are both important to the portrayal of our financial results and involve the need to make estimates about the effect of matters that are inherently uncertain.

         Allowance for bad and doubtful accounts - The Company maintains allowances for its bad and doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers changed, changes to these allowances may be required, which would impact the Company's future operating results.

         Litigation - The Company records contingent liabilities relating to litigation or other loss contingencies when it believes that the likelihood of loss is probable and the amount of the loss can be reasonable be estimated. Changes in judgments of outcome and estimated losses are recorded, as necessary, in the period such changes are determined or become known. Any changes in estimates would impact its future operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

Our functional currency is the RMB. Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings. We have experienced minimal foreign exchange gain and losses to date. We believe that our exposure to foreign currency exchange rate risk is not material and we do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuations.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the China's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. However, recently there has been increased political pressure on the Chinese government to decouple the RMB from the USD. Because many of our customers are involved in the export of goods, the appreciation of the RMB would make our customers products more expensive to purchase, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, the Company also has USD denominated debt and therefore decoupling of RMB many affect the Company's financial performance in the future.

Interest Rate Risk

We are exposed to interest rate risk arising from having short-term variable rate obligations of RMB72,482,000 (USD8,757,000)as of September 30, 2004. Our future interest expense would fluctuate in line with any change in LIBOR. For example, if LIBOR increases by 1%, our payment obligation would increase by approximately RMB725,000 (USD88,000) per annum. We do not have any derivative financial instruments and believes our exposure to interest rate risk and other relevant market risks is not material.

Inflation and Monetary Risk

Inflation in China has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 0.7%, -0.8% and 1.2% in 2001, 2002 and 2003, respectively.

However, following the 2.8% average change in the Consumer Price Index in China in the first quarter of 2004 and a 3.8% change in the month of April 2004, the PRC government has announced measures to restrict lending and investment in China in order to reduce inflationary pressures in China's economy. The change in the Consumer Price Index in China was 4.3% in October 2004, compared to October 2003. The PRC government may introduce further measures intended to reduce the inflation rate in China. Any such measures adopted by the PRC government may not be successful in reducing or slowing the increase in China's inflation rate.

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

IMI Fees - settled in June 2004

In connection with the sale of Moto Guzzi to Aprilia, IMI was paid Euro5,888 thousand in fees and expenses it claimed under its engagement letter with the Company. The Company disputed the calculation of IMI's fees and on February 7, 2002 brought a suit in the Milan Court in Italy seeking reimbursement of Euro4,527 thousand (approximately USD 5.7 million at 2003 year-end exchange rates). The judge handling the lawsuit has heard the case several times in 2002 and 2003. On June 21, 2004, an out-of-court settlement was reached, with IMI paying Euro700 thousand, of which the Company received Euro373 thousand.

Legal Action by TCMP 3 against Directors of Centerpoint - initiated in January 2004 and settled in July 2004

On January 16, 2004, a civil action was initiated by TCMP 3 Partners LLC in the Chancery Court of Delaware against the former directors of Centerpoint accusing them of wasting Centerpoint's assets in undertaking the Bion transaction. The action was mutually settled in July 2004 with the Company paying USD 140,000 to the Plaintiffs in return for a full release of all potential claims against the Company, its directors, its representatives and other indemnified parties in connection with the Bion transaction.

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

                                       COMTECH GROUP, INC.

December 22, 2004                      By:  /s/ Jeffrey Kang
                                            ------------------------------------
                                                Jeffrey Kang
                                                Chief Executive Officer and
                                                Chairman of the Board

December 22, 2004                      By:  /s/ Hope Ni
                                            ------------------------------------
                                                Hope Ni
                                                Chief Financial Officer