Form 10-K
period 2004-12-31
Comtech Group Inc
filed 2005-03-31
CIK 28367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal year ended December 31, 2004

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number: 000-02642

COMTECH GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-0466460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Suite 1001, Tower C, Skyworth Building

High-Tech Industrial Park

Nanshan, Shenzhen 518057, PRC

(Address of Principal Executive Offices) (Zip Code)

011-86-755-26743210

(Registrant’s telephone number, including area code)

Securities registered pursuant Section 12(b) of the Exchange Act:

None.

Securities registered pursuant Section 12(g) of the Exchange Act:

Common Stock, $ 0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,229,000.

As of March 30, 2005, there were 25,532,898 common shares outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1 of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the availability and cost of products from our suppliers incorporated into our customized module design solutions;

•	changes in end-user demand for the products manufactured and sold by our customers;

•	general and cyclical economic and business conditions, domestic or foreign, and, in particular, those in China’s mobile handset, telecom equipment and consumer electronics industries;

•	the rate of introduction of new products by our customers;

•	the rate of introduction of enabling technologies by our suppliers;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	our ability to compete effectively with our current and future competitors;

•	our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers;

•	our implementation of stock-based compensation plans;

•	changes in the favorable tax incentives enjoyed by our PRC operating companies;

•	foreign currency exchange rates fluctuations;

•	adverse changes in the securities markets; and

•	legislative or regulatory changes in China.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.comtech.com.cn.

PART I

ITEM 1.	BUSINESS

Our Company

Comtech Group, Inc. is a leading provider of customized module design solutions in China and serves as a gateway to leading electronics manufacturers in China. We have historically focused on the mobile handset and telecom equipment end-markets, but have recently expanded our addressable market to include the consumer electronics end-market. We work closely with leading manufacturers in these end-markets to develop solutions to meet their needs for customized module designs. Our customized module design solutions allow our customers to use enabling technology components from established technology component suppliers in a timely and cost-effective manner, reducing their time to market and lowering their overall costs. Our customer base has grown to over 200 companies and includes a majority of the largest and most well-known manufacturers in the mobile handset and telecom equipment end-markets in China. In addition to these original equipment manufacturers, or OEMs, our other customers include industry participants which support these OEMs, such as subsystem designers and manufacturers. In developing customized module design solutions for use in our customers’ products, we work closely with over 30 suppliers of enabling technology components, including many large multinational companies such as Broadcom Corp., JDS Uniphase Corp. and Matsushita Electric Works.

Our close collaboration with our customers’ product development teams gives us an understanding of their needs for each specific functional module. Based on a given customer’s specific design requirements, we propose a customized module reference design, which typically incorporates enabling technology components from our suppliers. If the customer accepts our module reference design, it typically agrees to purchase from us some of the specific components contained in our proposed module reference design. Our customers are responsible for the manufacture and assembly of the customized module design solutions based on our module reference design.

We do not charge our customers an independent design fee for our solutions. Instead, our business model is to generate revenue by reselling a limited range of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. Furthermore, we typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory.

Industry Overview

China has emerged as a major participant in the global electronics market. China has experienced rapid growth in domestic demand for electronics products, including mobile handsets, telecom equipment and consumer electronics products. We believe that China has also emerged as one of the world’s most attractive locations for global electronics manufacturers, where local and foreign manufacturers undertake extensive design and manufacturing work.

Growth of Domestic Electronics Markets. The rapid growth of the domestic mobile handset, telecom equipment and consumer electronics products end-markets have been important drivers of growth of China’s electronics manufacturing industries. According to a February 2005 report by Datamonitor, an independent research and consulting organization, China’s domestic mobile handset market is estimated to grow from approximately 72 million units in 2004 to approximately 99 million units in 2008, a compounded annual growth rate of 8.3%. According to a report published by China’s Ministry of Information Industry in 2004, China ranks as the world’s largest cellular phone market, with approximately 300 million subscribers.

With strong consumer demand for mobile handsets, increasing wireless penetration and the continued build-out and upgrading of China’s telecommunications infrastructure, with the advent of 3G in particular, China’s telecom industry continues to see strong investment in the broader telecom equipment industry. Specific segments that we expect to continue growing are the data communications segment, consisting of asymmetric digital subscriber line (ADSL) equipment, Voice over Internet Protocol (VoIP) equipment; routers and network security equipment; the optical transmission systems segment, and the fixed line telecom network segment. The growth in these segments has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves.

With increasingly advanced technology requirements within various segments of the consumer electronics market, consumer electronics manufacturers in China are increasingly demanding more customized module design solutions to ensure that their products incorporate the latest technology and innovation. An example of this is the growing digital television, or DTV, market in China.

Rise of Domestic Electronics Manufacturers. The growth of the domestic electronics markets has been accompanied by a proliferation of local companies competing to serve this market. Initially, most domestic companies had limited product offerings and lacked the ability to develop their own products. For example, until the late 1990’s most domestic mobile handset suppliers in China simply re-branded products imported from foreign suppliers and differentiated themselves based on the quality and depth of their distribution channels. More recently, domestic mobile handset designers have begun helping domestic mobile handset suppliers in competing directly with global brands by incorporating leading-edge technology features and shortening design cycles, in a cost-competitive fashion. As a result, domestic mobile handset suppliers have continued to penetrate China’s mobile handset market and have captured market share from international suppliers such as Motorola, Nokia, Siemens and Sony-Ericsson. According to a February 2005 report by Gartner, China’s handset manufacturers have obtained approximately a 40% share of China’s domestic market within the space of five years.

Growth of Exports from Domestic Electronics Manufacturers. The growth in the number of domestic electronics manufacturers has created an environment where the domestic mobile handset and telecom equipment suppliers must continually innovate and develop new products while at the same time follow aggressive pricing policies in order to compete more effectively. The development of a highly-skilled, low-cost manufacturing base has also enabled China’s domestic manufacturers to be competitive in the global marketplace. As an example, Huawei Technologies Co., Ltd., or Huawei, a major domestic telecom equipment manufacturer in China, has become a major supplier of telecom equipment to international customers. ZTE Corporation, or ZTE, the second largest manufacturer of telecom equipment in China, and other telecom equipment manufacturers and mobile handset device makers have also begun to expand overseas.

Growth of China Design and Manufacturing Base for Global Technology Providers. China has historically been recognized as a low-cost manufacturing base for companies seeking to enhance their global competitiveness. Recently, however, China has emerged as a primary location for technology companies seeking access to low-cost, highly-skilled workforce to engage in product design, development and manufacturing. As a result, global technology companies are increasingly using China as a global hub for design and production, leveraging the comparative cost advantages in both product design and manufacturing. An example of this trend is in the mobile handset market where, according to a report by BDA China, a market research firm, the number of mobile handset devices produced in China and sold globally is expected to increase to approximately 260 million in 2005, compared to 186 million in 2003, representing a compounded annual growth rate of 18.3%.

In addition to the preceding trends, we believe that the following factors will continue to influence continued growth in the mobile handset, telecom equipment and consumer electronics end-markets and the OEMs and other industry participants supporting OEMs in these markets:

Increasing technological complexity. Increasing complexity of mobile handsets, due to constantly changing consumer tastes, and the upgrade of telecom networks in China is driving demand for new solutions and greater customization of components. In the mobile handset market, new features are being added to mobile handsets at an accelerating pace due to competition between mobile handset makers and the increasing functionality and data transmission capability afforded by advanced networks such as 2.5G and 3G. This increased demand for mobile handset functionality, in turn, will drive demand for more customized applications of standard components, requiring more design and customization work from solutions providers such as ourselves.

Increased reliance on outsourcing. OEMs are increasingly outsourcing the development, design, prototyping, engineering, manufacturing, assembly and testing of components and systems to subsystem and module solution providers in order to:

•	reduce required investments in R&D, inventory and operating assets in the face of cyclical demands for their products;

•	reduce design-to-delivery and time-to-market cycle times;

•	control costs given industry-wide pricing pressure;

•	take advantage of subsystem and module solution providers’ customized product designs;

•	effectively utilize subsystem suppliers’ inventory management capabilities and purchasing power; and

•	focus on their core marketing and branding competencies.

Our History

Comtech Group, Inc., formerly known as Trident Rowan Group, Inc., or Trident, was incorporated in 1917 as a Maryland corporation. On July 22, 2004, Trident, which was a public reporting company that ceased operations in 2000, acquired all of the outstanding capital stock of Comtech Group, a Cayman Islands company, or Comtech Cayman, in exchange for the issuance of approximately 91.2% of the then-outstanding shares of its common stock to the shareholders of Comtech Cayman. On August 2, 2004, Trident changed its name from Trident to Comtech Group, Inc.

Substantially all of our operations are conducted in the People’s Republic of China, to which we refer to herein as PRC or China (excluding for the purpose of this Form 10-K, Hong Kong, Taiwan and Macau), and Hong Kong, through our PRC operating companies. Our PRC operating companies include our direct and indirect wholly-owned subsidiaries, including our PRC subsidiaries, which are Comtech Communication Technology (Shenzhen) Company Limited, or Comtech Communication, and Comtech Software Technology (Shenzhen) Company Limited, or Comtech Software, and our Hong Kong subsidiary, Comtech International (Hong Kong) Limited, or Comtech Hong Kong, as well as our other operating companies, including Shenzhen Comtech International Limited, or Shenzhen Comtech, and its 60% owned subsidiary, Shanghai E&T System Company Limited, or Shanghai E&T. Our chief executive officer, Jeffrey Kang, and his wife, hold all of the equity in Shenzhen Comtech for the benefit of our 100% owned direct subsidiary, Comtech (China) Holding Limited, through contractual arrangements and to the extent permitted by law. As a result of these contractual arrangements, our consolidated operating results include those of Shenzhen Comtech and Shanghai E&T, and we may refer to these entities as our subsidiaries. For an organizational chart of our company and our PRC operating companies, please refer to Note 1 of our consolidated financial statements included elsewhere in this Form 10-K.

On January 14, 2005, we effected a one-for-two reverse stock split. Unless otherwise indicated, all per share and outstanding share amounts contained in this Form 10-K give effect to the reverse stock split.

Our Growth Strategy

Our objective is to be the leading provider of customized module design solutions for customers in China’s mobile handset, telecom equipment and consumer electronics end-markets. We also plan to expand our design capabilities in new areas, including integrated circuits and application software. To achieve this objective, we plan to execute the following key business strategies:

Strengthen our design and development capabilities. Our success to date has been, in part, due to our ability to cost-effectively hire, retain and motivate highly skilled technical employees from a large pool of qualified candidates in China. Given the shortening product life cycles in our targeted end-markets, we believe we must continue to build and maintain strong, in-depth and diversified solution development and design capabilities to meet the emerging needs of our customers and to differentiate ourselves competitively.

Leverage our diversified customer base. We have strong, long-term and deep relationships with, and offer a broad range of solutions to, most of the major manufacturers in China’s mobile handset and telecom equipment end-markets. We believe we are well positioned to capture significant growth and higher margin opportunities in the consumer electronics end-market as many of our key customers in the China mobile handset end-market have expanded into the consumer electronics end-market, including Haier, Konka, Lenovo and TCL.

Make investments or acquisitions or form strategic relationships. We intend to grow and expand our businesses by making investments or acquisitions or forming strategic relationships with companies that possess complementary intellectual property or design capabilities. In particular, we plan to pursue opportunities where we expect to generate additional near-term revenue or expand our high-growth opportunities. As an example, we have recently entered into a joint venture agreement with Broadwell Group to establish a Hong Kong-based joint venture to distribute semiconductors and other related products for Broadcom, a leading global producer of broadband communications semiconductors.

Our Competitive Strengths

We believe that our customized module design solutions allow our customers to more effectively utilize our suppliers’ enabling technology components to more efficiently compete in their target end-markets. We believe our competitive strengths include:

Differentiated business model. We facilitate our customers’ use of enabling technology components in their end-products, both reducing their time-to-market and lowering their overall costs. Because we focus on meeting our customers’ requirements instead of on developing technologies, we believe that we remain insulated from risks specific to being a provider of solutions based on specific technology rather than on various competing technologies. We do not charge an independent design fee, as is the practice of many of our indirect competitors. Instead, we generate revenues through the resale of a limited number of components included in a particular module reference design.

Broad and diversified customer base and customer relationships. Our broad and diversified customer base of over 200 customers includes all of the major domestic mobile handset and telecom equipment manufacturers in China and many of their supporting subsystem suppliers. Becoming a customized module solutions provider in China frequently involves a time-consuming and difficult procurement qualification process with our customers. Our deep customer relationships are the result of extensive time spent onsite with our customers’ engineers to develop many different customized solutions. We believe that these close customer relationships, together with our continued approved solution provider status, facilitate understanding of our customers’ time-to-market, technology and cost requirements. We have been an approved module design solution provider to each of our top ten customers in 2004 for at least three consecutive years.

Strong relationships with enabling technology components suppliers. We work closely with more than 30 enabling technology components suppliers, including some of the leading global suppliers. In addition to serving as an enabler of the customization of their technology components, our suppliers often rely on us as a means of penetrating new distribution channels into major China-based electronics manufacturers.

We believe that we have been effective in establishing high entry barriers within our customers’ supply chains, allowing us to build and sustain our competitive position.

Our Technology Solutions

We believe that our ability to provide “last-mile” customization for each of our many customers’ specific needs forms the core of our value proposition. Our customized module design solutions include:

Mobile Handsets	Telecom Equipment	Consumer Electronics
LCD modules	Fixed line telecom network modules	IPTV set-top box modules[1]

Camera modules	Data communications modules	DTV modules[1]

Persistent storage modules	Optical transmission modules

Input/output modules	Wireless base-station modules

Sound system

Power supplies

Peripheral modules

1.	Introduced in the first quarter in 2005.

The following table sets forth the revenue contribution from our mobile handset, telecom equipment and other markets during 2003 and 2004. Revenue from other markets includes the sale of our proprietary network lightning protection solutions for wireless base-stations. Beginning in the first quarter of 2005, other revenue will also include net revenue from consumer electronics related sales.

Segment	2003	2004
Mobile handsets	40.0%	58.8%
Telecom equipment	57.9	39.9
Other	2.1	1.3

Total	100.0%	100.0%

Sales and Marketing

We generate sales of our customized module design solutions through our direct sales force, consisting of approximately 30 sales directors, account managers and sales support staff at December 31, 2004. Our sales directors are responsible for establishing sales strategy and setting objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer relationship. Account managers work closely with customers and, in many cases, provide on-site support. Account managers often attend our customers’ internal meetings related to production, engineering design and quality assurance to ensure that our customers’ expectations are appropriately interpreted and communicated to our operations group, and ultimately met or exceeded throughout the design process. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

Our new business development account managers initiate and develop long-term, multi-level relationships with customer accounts and work closely with customers on new business opportunities throughout the design-to-delivery cycle.

Our Customers

We have over 200 customers. In addition to many of the largest China-based manufacturers of mobile handsets, telecom equipment and consumer electronics products, our customers include industry participants supporting these OEMs, such as subsystem designers and manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market.

Our largest customer in the mobile handset segment has been TCL, which is one of China’s largest domestic mobile handset manufacturers. Our top two revenue producing customers from the telecom equipment industry since 2003 have been Huawei and ZTE, China’s two largest telecom equipment manufacturers. During 2004, Huawei, ZTE and UTStarcom, another major telecom equipment producer in China, each accounted for more than 10% of our net revenue and collectively accounted for 36% of our net revenue.

Our five largest customers by end-market are:

•	Mobile Handset Manufacturers—BIRD, Lenovo, TCL, UTStarcom and ZTE.

•	Telecom Equipment Manufacturers—Datang, Huawei, Lucent Technologies, UTStarcom and ZTE.

•	Consumer Electronics Manufacturers—Haier, KONKA, Lenovo, TCL and UTStarcom.

For the fiscal year 2004 our top 10 customers in terms of net revenue were as follows:

	2004	2004
Customer Name	Net Revenue (millions of RMB)	Percentage of Net Revenue (%)
ZTE	82.8	13%
UTStarcom	76.1	12
Huawei	71.0	11
KONKA	37.0	6
Jabil Circuit Shanghai Ltd.	26.9	4
TCL Group	23.3	4
SOUTEC	15.5	2
Guangzhou Kyokuto Electronics Ltd.	12.1	2
Foxconn	11.5	2
Wuxi ZTE	11.5	2

Total	367.7	58%

Our Suppliers

We develop our customized module design solutions based on enabling technology components provided by key technology and other suppliers in our target end-markets. We work with a select list of more than 30 key suppliers globally, including:

Supplier Name	Product
JDS Uniphase	Optoelectronic components
Matsushita	Switches
M-Systems	Flash memory, DiskOnChip
NAIS	Connectors, relay
Pixelplus	CMOS sensors
Sambu	Speakers

During 2004, based on cost, we purchased approximately 52% and 24% of the components sold to our customers from Matsushita Electric Works and its affiliated entities and from JDS Uniphase, respectively. For further information concerning our reliance on Matsushita and other key suppliers, see “—Risk Factors—Reliance on our suppliers, with whom we often do not have long term supply agreements, makes us vulnerable to the loss of one or more key suppliers.”

Our Competitors

We believe that the principal competitive factors affecting the markets for our customized module design solutions include:

•	understanding our customers’ time-to-market, technology and cost requirements;

•	access to enabling technology providers;

•	pricing and efficiency;

•	design capabilities;

•	customer relationships; and

•	technical support.

We believe that we compete favorably with respect to each of these criteria. In addition, while we do not believe that there are any direct competitors of any meaningful size that operate using the same business model as ours, we face indirect competition from the following:

Other enabling technology component suppliers. For each project, we work with a supplier to compete against other enabling technology component suppliers. Consequently, we compete against our technology partners’ competitors. For example, as JDS Uniphase’s partner, we compete indirectly against companies such as Avanex and Bookham in supplying optical transmission system solutions.

Component manufacturers and distributors. We compete indirectly with component manufacturers such as Vishay Intertechnology and Epcos, and distributors such as Arrow Electronics, Avnet and Memec, which may seek to expand their product/service offerings to include module design solutions. We believe that these large component manufacturers and distributors have not historically engaged in customized module design, and therefore we believe that it is not one of their core competencies.

Our Intellectual Property

We currently have five issued utility patents relating to our lightning surge protection for network products and a ceramic-to-steel adhesive application. Historically, we have derived a small percentage of our net revenue from these proprietary products. However, a component of our growth strategy is to begin to develop proprietary solutions in-house, specifically integrated circuits and application software design, and to make investments in, form strategic relationships with or acquire companies that possess complementary intellectual property and technology know-how. Therefore, we expect that proprietary intellectual property will become increasingly important to our business.

Employees

As of December 31, 2004, we had 94 employees, 25 of whom perform research and development related activities.

We make contributions for most of our employees in the PRC to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. We are required to make contributions to the government-managed retirement plan at specified rates of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

Risk Factors

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

RISKS RELATED TO OUR BUSINESS

Our operating results fluctuate from quarter to quarter.

Our quarterly revenue, income and other operating results have fluctuated in the past and may fluctuate significantly in the future. The following factors have affected our quarterly results of operations in the past and are likely to affect our future quarterly results of operations:

•	the cancellation of large orders;

•	competitive pressures;

•	the time required for research and development;

•	changing design requirements resulting from rapid technology shifts; and

•	industry trends impacting the overall market for our customer’s end-products.

As a result of these and other factors, our results of operations will vary on a quarterly basis and net revenue may be adversely impacted. For example, our net revenue relating to sales in the mobile handset industry was adversely affected in the third and fourth quarters of 2004 due to excess inventory being held by our customers during those periods, which was a result of softer demand for mobile handsets. Results of operations for a particular quarter may not be indicative of our future performance. If our operating results in a quarter fall below our expectations and the expectations of market analysts or investors, the price of our common stock will likely decrease.

Our operating results are substantially dependent on development of new customized module design solutions.

We may be unable to develop new customized module design solutions in a timely or cost-efficient manner, and our new customized module design solutions may fail to meet the requirements of our customers’ end markets. If we fail to develop new customized module design solutions that help our customers respond to competitive pressures, achieve shorter time to market or broaden and improve their product offerings, we will lose business and our results of operation would be materially and adversely affected.

If our customers do not accept our proposed customized module design solutions or do not purchase from us the specified components contained in the proposed module reference design, our net revenue will be adversely affected.

While approximately 50% of our proposed customized module design solutions are accepted by our customers, there is no obligation for customers to accept our proposed solutions. We dedicate personnel, management and financial resources to research and development and technical support in developing new customized module design solutions for our customers. The time frames for most research and development projects typically range from two to 18 months. If our customers do not accept our proposed solutions, we will fail to capitalize on the invested resources, time and effort that we expended on a project.

Our customers typically purchase products on a purchase order basis and prior to submission of a purchase order are not obligated to purchase from us any agreed upon quantity of specific components that we propose to sell. Further, a purchase order may be cancelled or deferred by our customers on short notice without significant penalty. Even if a customer accepts our proposed module reference design the customer may contract with our competitors or possibly our suppliers directly for the purchase of the specific components we otherwise had expected to sell. The failure to accept our proposed module reference design, the loss of ongoing business from our customers and the transition away from us in favor of direct purchases from our suppliers could each result in our failure to realize potentially significant net revenue.

The industries in which we operate are highly competitive and fragmented. We expect competition to intensify in the future, and if we fail to compete effectively, our business will be harmed.

Pressures from current or future competitors could cause our solutions to lose market acceptance or require us to significantly reduce the price of our products to keep and attract customers. Our competitors often have longer operating histories, stronger customer and supplier relationships, larger technical staffs and sales forces, and/or greater financial, technical and marketing resources. Although we believe that there are no direct competitors of any meaningful size who operate using the same business model as ours, we face indirect competition from:

•	Other enabling technology component suppliers. For each project, we work with one enabling technology component supplier to compete against other enabling technology component suppliers. Consequently, we compete against our technology partners’ competitors. For example, as JDS Uniphase’s partner, we compete against companies such as Avanex and Bookham in supplying optical transmission solutions.

•	Component manufacturers and distributors. We compete indirectly with component manufacturers such as Vishay Intertechnology and Epcos, and distributors such as Arrow Electronics, Avnet and Memec, which may be seeking to expand their product/service offering to include module design solutions.

We may also face indirect competition from customers and suppliers. Currently many of our customers and suppliers do not focus on module design. If our customers or suppliers decide to devote more time and resources to in-house module design, the demand for our products may decline. In addition, our customers may change their procurement strategy or decide to rely on us primarily for component delivery, and not for integration or design work. Component suppliers may also seek to offer their component products or modules incorporating key components from our solutions directly to our customers. The loss of customers for our customized module design solutions as a result of these factors would have a material adverse effect on our business, financial condition and results of operations.

Loss of key customers may adversely impact our net revenue.

We generate the majority of our net revenue from a small number of key customers, and we anticipate that a small number of key customers will continue to account for a significant portion of our net revenue in the foreseeable future, particularly in the telecom equipment segment. In 2004, our sales to ZTE, UTStarcom and Huawei accounted for approximately 13%, 12% and 11%, respectively, of our net revenue, and sales to our top 10 customers represented approximately 58% of our net revenue. Should we lose, receive reduced orders from, or experience any adverse change in our relationship with, any large customers, we would suffer a substantial loss in net revenue.

Reliance on our suppliers, with whom we often do not have long term supply agreements, makes us vulnerable to the loss of one or more key suppliers.

We typically rely on a limited number of key suppliers, and many customized module design solutions that we develop are designed around enabling technologies provided by our suppliers. In 2004, Matsushita, including its affiliated entities, and JDS Uniphase accounted for approximately 52% and 24%, respectively, of our cost of revenue. If we lose a key supplier or a supplier reduces the amount of products sold to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our product demand, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. If suitable replacement components are unavailable, we may be forced to redevelop certain of our solutions, which new solutions may not be accepted by our customers.

Also, if our suppliers fail to introduce new products that keep up with new technologies, they may be surpassed by other suppliers entering the market with whom we may or may not have existing relationships. The costs and delays related to finding a new supplier or redeveloping a solution could significantly harm our business.

As we expand our business, we intend to develop new customized module design solutions and technological capabilities in industries where we do not currently have extensive experience or technological capability. Failure to develop or execute this growth strategy will have a material adverse effect on our net revenue.

Historically we have derived substantially all of our net revenue from our customized module design solutions provided to customers in the mobile handset and telecom equipment industries. We recently began targeting the consumer electronics market and, over time, we hope to develop our integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating net revenue from customized module design solutions for consumer electronics products, primarily for IPTV set top boxes and DTV. Our success in the consumer electronics end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property capabilities. If we are unable to quickly develop technological expertise, ramp up our research and development capabilities and leverage our customer base as anticipated, our return on our investment with respect to these efforts may be lower than anticipated and our operating results may suffer. Market acceptance of new consumer electronics products, such as IPTV set top boxes and digital televisions, is unproven, and new markets may not develop as anticipated, or at all. Also, our customer base may not be responsive to our efforts to expand our proprietary capabilities and may be unwilling to utilize these capabilities.

We may be unable to manage rapid growth and a rapidly changing operating environment, which could adversely affect our ability to serve our customers and harm our business.

We have experienced rapid growth over the last three years, with net revenue increasing from RMB207.6 million in 2002 to RMB625.7 million in 2004. Our number of employees has increased from 30 at December 31, 2002 to 94 at December 31, 2004. We have limited operational, administrative and financial resources, which may be inadequate to sustain our desired growth. If we are unable to manage our growth and expansion effectively, the quality of our solutions could deteriorate and our business may suffer. As our customer base increases and we enter new industries, such as the consumer electronics industry, or as we expand our organizational capabilities to include integrated circuit and application software design, we will need to:

•	increase our investment in our personnel, research and development capabilities, facilities and other operational areas;

•	continue training, motivating and retaining our existing employees, and attract and integrate new qualified employees;

•	develop and improve our operational, financial, accounting and other internal systems and controls; and

•	take enhanced measures to protect any proprietary technology we develop.

Any failure to manage our growth successfully could distract management’s attention and result in our failure to serve our customers which will cause our loss of business.

We may not have sufficient working capital to pay our accounts payable when due, which could adversely affect our operations and net revenue.

We experience a considerable time lag in our accounts payable and accounts receivable cycles. Consequently, we may experience periods during which our working capital is insufficient to fund our operations. We have historically funded our working capital requirements through operating cash flows, as well as short-term credit facilities, factoring arrangements and shareholder loans from our principal shareholder and chief executive officer, Jeffrey Kang and his affiliates. As we grow and our working capital requirements increase, these facilities may not be sufficient to meet our needs. We may be unable to maintain these liquidity sources or obtain additional liquidity sources on commercially reasonable terms to meet our increased funding requirements.

We generally cannot replace a supplier easily without redeveloping the module, and in doing so, incurring significant expense and consuming additional development time. If we do not have sufficient working capital to pay our suppliers on a timely basis, we may be unable to grow our business and our suppliers may reduce the quantity of components they supply or may no longer sell components to us, either of which would have a material adverse effect on our operations and net revenue.

We face risks associated with future acquisitions or investments.

An important component of our growth strategy is to invest in complementary companies, products and technologies. We may be unable to identify suitable acquisition or investment candidates or to make these acquisitions or investments on a commercially reasonable basis, if at all. If we complete an acquisition or investment, we may not realize the anticipated benefits from the transaction.

Integrating an acquired company or technology is a complex, distracting, time consuming and expensive process. The successful integration of an acquisition would require us to:

•	integrate and retain key management, sales, research and development, and other personnel;

•	integrate the acquired products or capabilities into our offerings both from an engineering and sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

The geographic distance between the companies, the complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulties of combining an acquired company or technology. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Management’s focus on integrating operations may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts.

The unauthorized use of our module design solutions could have a material adverse impact on our net revenue.

Our in-house design engineering teams develop our customized module design solutions. We do not have patent protection for our solutions, nor do we have non-disclosure or confidentiality agreements with suppliers or customers to keep our design specifications confidential. Suppliers may attempt to circumvent us and sell products or module design solutions directly to our customers. The unauthorized use by our suppliers of our module design solution specifications would result in a substantial loss of net revenue for us.

We may not be able to adequately protect our intellectual property.

A component of our growth strategy is to evolve into a integrated circuit and application software design house and ultimately create and license products utilizing our own intellectual property. Third parties may be able to obtain and use any such intellectual property without authorization. Any unauthorized use of such intellectual property by third parties may adversely affect our business and reputation. Furthermore, the validity, enforceability and scope of protection of intellectual property in China is uncertain and still evolving, and these laws may not protect intellectual property rights to the same extent as the laws of some other jurisdictions, such as the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources, and have a material adverse effect on our business, financial condition and results of operations.

If we fail to attract and retain key personnel, our ability to meet our business goals will be impaired and our financial condition and results of operation will suffer.

Our business greatly relies on the continued services of Jeffrey Kang, our principal shareholder and chief executive officer. Many relationships with our key suppliers and customers have been developed by and continue to be maintained by Mr. Kang. Our future success will depend to a significant degree upon the performance and contribution of Mr. Kang and other members of our senior management team in areas including sales, research and development, information technology and finance. We do not maintain key man life insurance covering our senior management or any of our key employees.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled personnel. If we cannot attract and retain the personnel we require at reasonable cost, our costs will increase and the profitability of our business could be negatively affected. Our business is especially dependent on sales, marketing and research and development personnel. Competition in China for executive-level and skilled technical and marketing personnel is strong, and recruiting, training, and retaining qualified key personnel will be an important factor in our ability to meet our growth objectives. Should key employees leave, we may lose both an important internal asset and net revenue from customer projects tied to those employees.

We became a public company through share exchange with a non-operating public shell company, where we were the accounting acquirer and assumed all known and unknown potential liabilities of our predecessor entity.

Our July 2004 share exchange with Trident was accounted for as a reverse merger in which Comtech Group, Inc. was deemed the accounting acquirer and Trident, which was originally incorporated in 1917, was the legal acquirer. We have retained all the known and unknown liabilities of Trident, including claims for tax rebates made by our non-operating Italian subsidiary, OAM S.p.A., in 1984, where Italian tax authorities counterclaimed assessing additional taxes and penalties. OAM has been successful in two lower courts in its defense of such counterclaims and awaits the results of a final appeal in the highest Italian tax court.

RISKS RELATED TO OUR INDUSTRY

Historically, we have focused on the mobile handset and telecom equipment industries in China, but recently expanded our focus to include the consumer electronics industry in China. We currently do not derive a significant portion of our net revenue from the consumer electronics industry.

Our inability to respond quickly and effectively to rapid technological advances and market developments would adversely impact our competitive position and our results of operations.

The mobile handset and telecom equipment industries are characterized by rapid technological advances, intense competition, frequent introduction of new products and services and consumer demand for greater functionality, lower costs, smaller products and better performance. We must constantly seek out new products and develop new solutions to maintain in our portfolio. If we are unable to keep current with new trends, our competitors’ technologies or products may render us noncompetitive and our solutions obsolete. We cannot be sure about the rate at which markets for our target customers’ products will develop or our ability to compete in these markets. We have experienced and will continue to experience some solution design obsolescence. We expect our customers’ demands for improvements in product performance to increase, which means that we must continue to improve our design solutions and develop new solutions to remain competitive and grow our business. Our failure to compete successfully for customers would result in price reductions, reduced margins or loss of market share, any of which could harm our business, operating results and financial condition.

Substantially all of our net revenue currently comes from sales to manufacturers in the highly cyclical mobile handset and telecom equipment industries, and cyclical downturns could harm our operating results.

The mobile handset and telecom equipment industries are highly cyclical and have experienced severe and prolonged downturns, often in connection with maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. For example, during the second half of 2004, our net revenue relating to sales in the mobile handset industry was adversely affected due to excess inventory being held by our customers during the period, which was a result of softer demand for mobile handsets. The impact of slowing end-customer demand was compounded by higher than normal levels of equipment and inventories among our customers and our customers’ adjustments in their order levels, resulting in increased pricing pressure. In addition, our recent and significant growth in net revenue resulted, in large part, from the high growth in sales of products manufactured by domestic mobile handset and telecom equipment manufacturers in China. These domestic manufacturers may not continue to grow their sales at historical levels, or at all. The change or reduction in overall demand for mobile handset and telecommunications equipment products would materially affect our financial condition, results of operation and cash flow.

The mobile handset market is characterized by a short product lifecycle, making time to market and sensitivity to customer needs critical to our success and our failure to respond will harm our business.

Mobile handsets typically have a lifecycle of approximately six months before the technology becomes obsolete. Time to market, both with respect to our customers’ ability to supply consumers with timely and marketable products and our ability to provide our customers with a wide array of latest generation customized module design solutions, is critical to our success. As design cycles in the industry shorten, we face logistical challenges in providing our solutions in an increasingly shorter timeframe. If we are unable to respond to the shortened lifecycles and time to market, our business will suffer.

RISKS RELATED TO DOING BUSINESS IN CHINA

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

Our operations may be adversely affected by China’s economic, political and social conditions.

Substantially all of our operations and assets are located in China and substantially all of our net revenues derived from our operations in China. Accordingly, our results of operations and prospects are subject to economic, political and social developments in China. In particular, our operating results may be adversely affected by:

•	changes in China’s political, economic and social conditions;

•	changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;

•	changes in foreign exchange regulations;

•	measures that may be introduced to control inflation, such as interest rate increases; and

•	changes in the rate or method of taxation.

The PRC economy has historically been a planned economy. The majority of productive assets in China are still owned by various levels of the PRC government. In recent years the government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the economy and a high level of management autonomy. Such economic reform measures may be inconsistent or ineffectual, and we may not benefit from all such reforms. Furthermore, these measures may be adjusted or modified, possibly resulting in such economic liberalization measures being applied inconsistently from industry to industry, or across different regions of the country.

In the past twenty years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in China which depends on exports to those countries. Our financial condition and results of operations, as well as our future prospects, would be materially and adversely affected by an economic downturn in China.

Our financial results benefit from tax concessions granted by the PRC government, the change to or expiration of which would materially change our results of operation.

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that some of our PRC operating companies currently enjoy. The statutory tax rate generally applicable to Chinese companies is 33%. As a result of preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB19.9 million, RMB10.2 million and RMB2.4 million in 2004, 2003, and 2002, respectively.

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

The telecom equipment market is extensively regulated in China.

The telecom equipment end-market accounted for approximately 40% of our net revenues in 2004. China’s telecom industry is heavily regulated. Changes in regulations affecting sales of these customers could negatively affect the end market for our products, which would materially harm our business.

Government control of currency conversion may restrict our ability to make investments and service debt in U.S. dollars which may adversely affect our operations, financial results.

Because the majority of our net revenue is received in RMB, any restrictions on currency exchange may limit our ability to use revenue generated in RMB to meet our foreign currency obligations. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), or the Rules, as amended. Under the Rules, once certain procedural requirements are met, RMB is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the People’s Republic of China is obtained. Although the Chinese government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. Currently, our PRC subsidiaries, Comtech Communication and Comtech Software, may

purchase foreign exchange for settlement of current account transactions in accordance with certain procedural requirements under PRC law. A portion of our net revenue will need to be converted into other currencies to meet our foreign currency obligations, which primarily include debt service on foreign currency-denominated debt and purchases of imported components. Since a significant amount of our future revenues will continue to be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB with respect to foreign exchange transactions.

Our acquisition strategy depends on government regulatory approvals in China.

Regulations in China require PRC entities and individuals to obtain approval from and registration with multiple government authorities for their direct or indirect cross-border incorporation, investment, acquisition or shareholding activities involving foreign jurisdictions. The PRC government also places foreign exchange restrictions on remittances of currency relating to the acquisition of a company organized outside of China. It is possible that any required approval from PRC government authorities may not be obtained or that restrictions imposed could make potential acquisitions unattractive or impractical. Our failure to obtain these approvals may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire companies inside of China, which could negatively affect our business and prospects.

Fluctuations in the value of the Renminbi relative to foreign currencies could affect our financial condition, operating results and the price of our common stock.

The majority of our net revenue is denominated in Renminbi, while a portion of our capital expenditures and trade payables are denominated in foreign currencies, primarily U.S. dollars. Since 1994, the official exchange rate of Renminbi to U.S. dollars generally has been stable. However, recently there has been increased political pressure on the PRC government to decouple the Renminbi from the U.S. dollar. Future movements in the exchange rate of Renminbi and other currencies may have an adverse effect on our financial condition and results of operations. For example, a depreciation of the Renminbi relative to the U.S. dollar would have the effect of reducing our dollar-translated net revenue and increasing the debt servicing requirements for our U.S. dollar-denominated debt. Because many of our customers export manufactured products, the appreciation of the Renminbi, on the other hand, would make our customers products more expensive to purchase, which could adversely affect their sales, thereby eroding our customer base and adversely affecting our operating results.

The legal system in China has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties.

The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available to you as an investor and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process and enforcing judgments against us and our management.

Substantially all our operations and most of our assets are in China. In addition, most of our directors, executive officers and some of the experts named in this document reside within China, and many of the assets of these persons are also located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these directors or executive officers or some of the experts named in this document, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in China of judgments of a court of the United States or any other jurisdiction, including judgments against us or our directors, executive officers, or the named experts, may be difficult or impossible.

Our corporate structure may restrict our ability to receive dividends from, and transfer funds to, our PRC operating companies, which may restrict our ability to act in response to changing market conditions.

Substantially all of our operations are conducted through our PRC operating companies. The ability of our PRC subsidiaries, which include Comtech Communication and Comtech Software, to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. In addition, these PRC subsidiaries are required to allocate a portion of their net profit to reserve funds before distributing dividends, according to the prevailing accounting rules and regulations in China. In addition, the profit available for distribution from these PRC subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may materially differ from the one performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from these PRC subsidiaries to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

Shenzhen Comtech and Shanghai E&T, as PRC domestic companies, are also required, subject to certain cumulative limits, to allocate a portion of their net profit to reserve funds. We do not directly own the equity interest in Shenzhen Comtech. Our principal shareholder and chief executive officer, Jeffrey Kang, and his wife, the shareholders of Shenzhen Comtech, have contractually agreed, among others things, to apply all the dividends they receive from Shenzhen Comtech to payments to us for due consideration and to the extent permitted by applicable law, including, without limitation, PRC foreign exchange law. PRC law and regulatory requirements may restrict the ability of Mr. Kang and his wife to apply such dividends from Shenzhen Comtech in U.S. dollars to us.

Lastly, the transfer of funds from our company to our PRC operating companies, either as a shareholder loan or as an increase in registered capital or otherwise, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions.

RISKS RELATED TO OUR COMMON STOCK

Our principal shareholder and chief executive officer controls a majority of our common stock. As a result, the trading price for our shares may be depressed due to market perception and our principal shareholder and chief executive officer will be able to take actions that may be adverse to your interests.

Jeffrey Kang, our principal shareholder and chief executive officer, directly or through entities he controls, currently beneficially owns approximately 72.6% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling shareholders. Furthermore, Mr. Kang has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources and we still may fail to comply which could adversely affect our stock price.

We have only recently begun evaluating our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

There has not been significant trading in our common stock, and our stock price may fluctuate dramatically in the future.

From March 1999 to January 30, 2005, our common stock was quoted on the Over-The-Counter Market, known as the “pink sheets”, or on the Electronic Bulletin Board of the Over-The-Counter Market, or OTCBB. Since January 31, 2005, our common stock has been quoted on the Nasdaq National Market under the symbol “COGO”. To date, there has been a limited trading market for our common stock. There is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our net revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of China-based companies.

Significant dilution may result from the indemnification provisions of our share exchange agreement.

The terms of the share exchange with Trident provide for the issuance of up to 30,173,047 additional shares to the original holders of Comtech Cayman in the event there is a breach of any representations, warranties, covenants or obligations made by Trident in the share exchange agreement, which indemnification provision will expire 30 days following the date of filing of this annual report on Form 10-K, except in the case of known claims, which will survive until such matters are resolved finally by a court. The issuance of additional shares pursuant to this indemnification provision would result in dilution to other shareholders. To date, we are not aware of any such breach.

Future sales of shares could have an adverse effect on the market price of our common stock.

As of March 30, 2005, we had 25,532,898 shares of common stock outstanding, which shares will be able to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. A significant portion of these shares are held by a small number of shareholders. Historically, trading volume of our shares has been relatively low. Sales by our current shareholders of a substantial number of shares could significantly reduce the market price of our common stock. These sales also could impede our ability to raise future capital. As of March 21, 2005, we had stock options outstanding to purchase 2,045,000 shares of common stock and warrants outstanding to purchase 1,250,417 shares of our common stock. To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our common stock. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 2.	PROPERTIES

We lease properties with a total area of approximately 48,000 square feet in seven locations in China including Shenzhen, Shanghai, Beijing, Wuhai, Qingdao, Tianjin and Hong Kong. Approximately 8,000 square feet is for our corporate headquarters located in Shenzhen, approximately 7,000 square feet is for our research and development center in Shenzhen, approximately 20,000 square feet is for our representative offices located in the other six cities, and approximately 13,000 square feet is used for manufacturing of our proprietary lightning protection product for wireless base stations. These leases expire in between one and 36 months.

In 2001, we purchased a small office suite located in Shenzhen from Matsunichi Electronics.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We claimed several refunds from the Italian government on corporate taxes paid by OAM, our 98.6% owned Italian subsidiary, during the 1970s and early 1980s. In one instance, the Italian tax authorities have counterclaimed, assessing additional unpaid taxes due by OAM. We have been successful in two lower courts in our defense of these counterclaims and are currently awaiting the results of a final appeal in the highest Italian tax court. It is management’s opinion that the risk of a negative judgment is low and the potential for liability is remote.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

In connection with the share exchange transactions with Trident, we changed our name from “Trident Rowan Group, Inc.” to “Comtech Group, Inc.” on August 2, 2004. From March 18, 1999 to August 7, 2004, our common stock was quoted on the Over-The-Counter Market, known as the “pink sheets”, under the symbol “TRGI”. From August 8, 2004 to August 23, 2004, our common stock was quoted on the Electronic Bulletin Board of the Over-The-Counter Market, or OTCBB, under the symbol “TRGI”, and since August 24, 2004 under the symbol “COGO”. Since January 31, 2005, our common stock has been quoted on the Nasdaq National Market under the symbol “COGO”.

The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the respective markets. These prices represent prices between dealers, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. All periods presented prior to July 22, 2004 represent the performance of the common stock of Trident.

On January 14, 2005, we effected a one-for-two reverse stock split. Unless otherwise indicated, all share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

	Price Range of Common Stock
	High	Low
2005:
January 1 – March 30[1]	$7.85	$5.50

2004:
Fourth Quarter	$5.98	$3.68
Third Quarter:
July 1 – July 21	$2.80	$2.30
July 22 – September 30[2]	$4.80	$2.28
Second Quarter	$2.86	$1.98
First Quarter	$1.70	$1.60

2003:
Fourth Quarter	$1.70	$1.04
Third Quarter	$1.60	$0.58
Second Quarter	$0.58	$0.56
First Quarter	$0.84	$0.44

1.	Represents partial period.

2.	Represents stock performance for periods after the July 22, 2004 share exchange transaction with Trident, as described elsewhere in this Form 10-K.

Shareholders

As of March 30, 2005, there were 25,532,898 shares of our common stock outstanding, and we had approximately 920 shareholders of record. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Dividends

Prior to the share exchange with Trident on July 22, 2004, we declared and paid our shareholders dividends of RMB41.4 million. During the last two fiscal years we have not declared any other cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments plans for expansion and such other factors as our board of directors deems relevant.

Our PRC operating companies are required to allocate a portion of their net profit to reserve funds, before distributing dividends. These reserves can only be used for specific purposes and are not distributable as cash dividends. PRC laws and regulatory requirements may also restrict the payment of dividends from Shenzhen Comtech to us.

A majority of our net revenue is denominated in RMB. A portion of these revenues must be converted into other currencies to meet our foreign currency obligations. These foreign currency-denominated obligations include our business activities outside of China, the payment of dividends, if any, and the repayment of foreign currency obligations, including any debt obligations. Under China’s existing foreign exchange regulations, Comtech Communication and Comtech Software are able to pay dividends in foreign currencies to us, without prior approval from the State Administration of Foreign Exchange, by complying with certain procedural requirements. The payment of dividends by Comtech Communication and Comtech Software is also subject to restrictions including the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. We cannot assure you that the PRC government will not take measures in the future to restrict access to foreign currencies for current account transactions.

Recent Sales of Unregistered Securities

Recent sales of unregistered securities have been previously disclosed on our Form 8-K furnished on July 23, 2004 and our Form 8-K furnished on October 27, 2004. There were no subsequent sales of unregistered securities in 2004.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data for the four years ended December 31, 2004 and the consolidated balance sheet data presented below as of December 31, 2004, 2003, 2002 and 2001, are derived from our audited consolidated financial statements and related notes thereto, which for the three years ended December 31, 2004 have been included elsewhere in this Form 10-K. These audited consolidated financial statements and the related notes thereto have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated statement of operations data for the year ended December 31, 2000, and the consolidated balance sheet data as of December 31, 2000, presented below were derived from unaudited consolidated financial statements not included in this Form 10-K. The financial data for the year ended December 31, 2000, was prepared by management for discussion purposes only on a basis consistent with the audited financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of the financial information set forth in those statements.

The consolidated financial statements are reported in RMB because all of our material operating entities are based in and operated entirely within the PRC. The translation of RMB amounts into U.S. dollar amounts at and for the year ended December 31, 2004 set forth below is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of $1 to RMB8.2773, the exchange rate in effect on

December 31, 2004. These translations should not be construed as representations that the RMB amounts could be converted into U.S. dollar amounts at that rate or any other rate. RMB and U.S. dollar amounts are presented in thousands.

This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2004 $	2004 RMB	2003 RMB	2002 RMB	2001 RMB	2000 RMB
	(in thousands, except share and per share amounts)
Net revenue	75,587	625,656	357,805	207,607	171,721	55,881
Cost of revenue	(64,127)	(530,800)	(306,939)	(190,265)	(159,244)	(47,937)

Gross profit	11,460	94,856	50,866	17,342	12,477	7,944
Selling, research and development, general and administrative expenses	(3,288)	(27,213)	(20,341)	(7,461)	(7,911)	(3,359)
Other operating income	134	1,110	—	—	—	—

Income from operations	8,306	68,753	30,525	9,881	4,566	4,585
Interest expenses	(260)	(2,156)	(801)	—	(9)	(39)
Interest income	5	38	54	157	175	18

Income before income tax	8,051	66,635	29,778	10,038	4,732	4,564
Income tax	(278)	(2,300)	(1,295)	(820)	(825)	(682)

Net income before minority interest	7,773	64,335	28,483	9,218	3,907	3,882
Minority interest	(258)	(2,133)	—	—	—	—

Net income	7,515	62,202	28,483	9,218	3,907	3,882

Earnings per share
Basic	0.35	2.87	1.41	0.46	0.19	0.19

Diluted	0.34	2.84	1.41	0.46	0.19	0.19

Dividends declared per share			2.04	—	—	—

Weighted average number of shares outstanding
Basic	21,690,560	21,690,560	20,251,075	20,251,075	20,251,075	20,251,075

Diluted	21,885,053	21,885,053	20,251,075	20,251,075	20,251,075	20,251,075

Consolidated Balance Sheet Data:
	As of December 31,
	2004 $	2004 RMB	2003 RMB	2002 RMB	2001 RMB	2000 RMB
	(in thousands)
Cash	5,007	41,444	30,683	12,194	30,066	13,703
Accounts receivable, net of allowance for doubtful amounts	20,416	168,989	92,259	67,597	45,048	23,604
Property, plant and equipment	401	3,317	2,961	2,371	2,446	553
Total assets	37,351	309,167	160,200	97,072	80,724	41,845
Total current liabilities	14,371	118,955	142,546	66,514	59,467	24,495
Total liabilities	14,879	123,159	142,546	66,514	59,467	24,495
Total shareholders’ equity	22,472	186,008	17,654	30,558	21,257	17,350

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1. Business—Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a leading provider of customized module design solutions in China and serve as a gateway to leading electronics manufacturers in China. We historically have focused on the mobile handset and telecom equipment end-markets, but have recently expanded our addressable market to include the consumer electronics end-market. We work closely with leading manufacturers in these end-markets to develop solutions to meet their needs for customized module designs. Our customized module design solutions allow our customers to use enabling technology components from established technology component suppliers in a timely and cost-effective manner, reducing their time to market and lowering their overall costs. Our customer base has grown to over 200 companies and includes a majority of the largest and best-known manufacturers in the mobile handset and telecom equipment end-markets in China. In addition to these OEMs our other customers include industry participants which support these OEMs, such as subsystem designers and manufacturers. In developing customized module design solutions for use in our customers’ products, we work closely with over 30 suppliers of enabling technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita.

PRINCIPAL FACTORS AFFECTING OUR RESULTS OF OPERATION

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the last two years mobile handset module related sales, which have higher profit margins than our telecom equipment module related sales, have increasingly constituted a significantly greater portion of our total net revenue.

Growth in industry and in end markets. The rapid growth of the domestic mobile handset, telecom equipment and consumer electronics products end-markets have been important drivers of growth of China’s electronics manufacturing industries. According to a February 2005 report by Datamonitor, China’s domestic mobile handset market is estimated to grow from approximately 72 million units in 2004 to approximately 99 million units in 2008, a compounded annual growth rate of 8.3%. With strong consumer demand for mobile handsets, increasing wireless penetration and the continued build-out and upgrading of China’s telecommunications infrastructure, with the advent of 3G in particular, China’s telecom industry continues to see strong investment in the broader telecom equipment industry. Specific segments that we expect to continue growing are the data communications segment, consisting of asymmetric digital subscriber line (ADSL) modems, Voice over Internet Protocol (VoIP) equipment; routers and network security equipment; the optical transmission systems segment, and the fixed line telecom network segment. The growth in these segments has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves.

Increase in exports. The development of a highly-skilled, low-cost manufacturing base has also enabled China’s domestic manufacturers to be competitive in the global marketplace. As an example, Huawei has become a major supplier of telecom equipment to international customers, ZTE, the second largest manufacturer of telecom equipment in China, and other telecom equipment manufacturers and mobile handset device makers have also begun to expand overseas. We believe that growth in the export market will likely have a positive impact on our results of operations and financial condition, as it will increase the demand for enabling technology components, such as those we provide, particularly among our mobile handset clients.

Growth by entering new markets and strengthening in-house capabilities and leveraging our customer base. We recently began targeting the consumer electronics market and, over time, we hope to develop our integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating net revenue from customized module design solutions for consumer electronics products, primarily for IPTV set top boxes and DTV, which we anticipate will initially have higher profit margins than our mobile handset and telecom equipment modules related sales. Our success in the consumer electronics end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property capabilities.

NET REVENUE

We do not charge our customers an independent design fee for our solutions. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. Our net revenue is revenue net of a 17% value-added tax, or VAT.

We have over 200 customers. In addition to many of the largest China-based manufacturers of mobile handsets, telecom equipment and consumer electronics products, our customers include industry participants supporting these OEMs, such as subsystem designers and manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our largest customer in the mobile handset segment has been TCL, which is one of China’s largest domestic mobile handset manufacturers. Our top two revenue producing customers from the telecom equipment industry based on aggregate sales for 2003 and 2004 have been Huawei and ZTE, China’s two largest telecom equipment suppliers. During 2004, Huawei, ZTE and UTStarcom, another major telecom equipment manufacturer in China, each accounted for more than 10% of our net revenue and collectively accounted for 36% of our net revenue. The loss of, or significant reduction in orders from, any of these customers would have a material adverse impact on our operating results.

Our net revenue is subject to seasonal fluctuation and periods of increased demand. Sales of telecom equipment related modules are typically highest in the fourth quarter of the year due to desire by equipment purchasers to spend remaining budgets allocated for a given period, usually on an annual basis. Sales of telecom equipment related modules have historically been lowest in the first quarter due to the Chinese New Year holiday and the general reduction in sales following the holiday season. Sales of mobile handset and consumer product related modules are typically highest in the first and fourth quarters of the year due to the Chinese New Year and Christmas holidays, and lowest in the second and third quarters. These sales patterns may not be indicative of future sales performance.

COST OF REVENUE

Cost of revenue primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific components purchased from key and other suppliers in our target end-markets. Our list of approximately 30 key suppliers includes JDS Uniphase (optoelectronic components), M-Systems (Flash memory, DiskOnChip), Matsushita (switches), NAIS (connectors, Relay), Pixelplus (CMOS sensors) and Sambu (speakers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. During 2004, based on cost, we purchased approximately 52% and 24% of the components sold to our customers from Matsushita and its affiliated entities and from JDS Uniphase, respectively. If we lose a supplier, or a supplier reduces the amount of products sold to us, does not maintain a sufficient inventory level of products required by us, or if any supplier is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. If we do find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

OPERATING EXPENSES

Selling, general and administrative expenses

Our selling expenses include expenditures to promote our new module solution and gain a larger customer base, personnel expenses and travel and entertainment costs related to sales and marketing activities, and freight charges. We expense all selling expenses as they are incurred. Selling expenses are expected to continue to grow in the future as we diversify by developing and acquiring new design capabilities and establish new market channels.

General and administrative expenses include compensation and benefits for our general and administrative staff, professional fees, and general travel and entertainment costs. We expense all general and administrative expenses as they are incurred. We expect that general and administrative expenses will continue to increase for the foreseeable future as a result of our expected continued growth and the increased costs of complying with US rules and regulations necessary to maintain our listing in the United States and comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Research and development

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of December 31, 2004, we had 25 engineers and other technical employees engaged in research and development related activities to develop new module solutions targeted at the mobile handset, telecom equipment and consumer electronics industries. Research and development expenses were significantly higher in 2004 than they were in 2003 and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new solutions, offering new module solutions lines and penetrating new industries within the consumer electronics end-market.

MINORITY INTEREST

Minority interests consist of 40% of the outstanding equity interest in Shanghai E&T, and 1.4% of the equity interest in OAM, a non-operating Italian subsidiary, held by minority shareholders of these entities. During 2004, approximately 10.1% of our total net revenue was generated through Shanghai E&T.

TAXATION

We are a holding company incorporated in the state of Maryland and conduct substantially all our operations through our PRC operating companies. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we do not conduct any material business in the United States,

•	the earnings generated from our non-U.S. subsidiaries are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

•	we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns “controlled foreign corporations” for United States federal income tax purposes.

Our subsidiaries that are incorporated in Cayman Islands and the British Virgin Islands are not subject to income taxes in those jurisdictions.

The usual statutory tax rate applicable to PRC companies is 33%, while the statutory tax rate applicable to PRC companies in the Shenzhen Special Economic Zone in China is 15%. Since two of our PRC operating companies, Shenzhen Comtech and Comtech Communication, are established in the Shenzhen Special Economic Zone and have agreed to operate for a minimum of 10 years in China, Shenzhen Comtech was and Comtech Communication has been and will continue to be, entitled to preferential income tax treatment under PRC law as follows:

•	Shenzhen Comtech was subject to a three-year preferential tax rate of 7.5% in 2002, 2003 and 2004; and

•	Comtech Communication operated under a zero-tax exemption in 2003 and 2004, and will be subject to a three-year preferential tax rate of 7.5% in 2005, 2006 and 2007.

Our recently established PRC operating company, Comtech Software, has not had any assessable profit to date and is currently applying for preferential tax treatment. Following expiration of the preferential tax treatment described above, our PRC operating companies located in Shenzhen Special Economic Zone will be subject to the statutory tax rate of 15% for PRC companies located in the Shenzhen Economic Zone. Therefore, the effective rate of income tax relative to these entities is expected to increase following expiration of the preferential tax treatment described above, but to remain below the usual statutory rate of 33%. In addition, Shanghai E&T, which is located in the Shanghai Qingpu Zone, has elected to be taxed on a deemed basis at 0.5% of its net revenue in accordance with guidelines issued by the local tax authority in the Shanghai Qingpu Zone in 2004.

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate was 3.5%, 4.3% and 8.2% in 2004, 2003 and 2002 respectively. Our gradual decrease in the effective tax rate was mostly due to our mix of subsidiaries’ earnings. More income was earned in our subsidiaries with tax benefits granted from local tax authorities. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB19.9 million, RMB10.2 million and RMB2.4 million in 2004, 2003, and 2002, respectively.

BASIS OF PRESENTATION

Our financial statements reflect the historical consolidated operations of Comtech Cayman. In the July 2004 share exchange with Trident, the stockholders of Comtech Cayman received in exchange for our business approximately 91.2% of the then-outstanding common stock of Trident. This share exchange transaction was accounted for as a reverse acquisition in which Comtech Cayman was deemed the accounting acquirer and Trident the legal acquirer. In connection with the share exchange, we changed our name to Comtech Group, Inc. from Trident Rowan Group, Inc.

As a result of the share exchange transaction:

•	the historical financial statements of Trident for periods prior to the date of the share exchange transaction are no longer presented;

•	the historical financial statements for periods prior to the date of the transaction are those of Comtech Cayman, as the accounting acquirer;

•	all references to the financial statements apply to the historical financial statements of Comtech Cayman prior to the transaction; and

•	the number of our shares has been restated retroactively to reflect the share exchange ratio as at the date of the share exchange transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. These estimates are based on our historical experience and on various other assumptions that we believe to be reasonable. Estimates are evaluated on an ongoing basis, but actual results may differ from these estimates.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Those that require significant judgments and estimates include:

Revenue recognition. Revenue, net of VAT, from sales of our customized module design solutions are recorded when the specific components contained in the related module reference design sold by us are delivered, title has passed to our customers and we have no further obligation to provide services related to the operation of the components.

Allowance for doubtful accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of December 31, 2004, our accounts receivable balance was RMB169.0 million, net of a RMB3.8 million allowance for doubtful accounts. As our business grows, we expect our accounts receivable balances to increase. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

Litigation. We record contingent liabilities relating to litigation or other loss contingencies when we believe that the likelihood of loss is probable and the amount of the loss can be reasonably estimated. Changes in judgments of outcome and estimated losses are recorded, as necessary, in the period the changes are determined or become known. Any changes in these estimates would impact our future operating results.

Stock option valuation. We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. Under this method, compensation cost for stock options, warrants and stock awards is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock.

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model based on various assumptions including the expected risk-free interest rate, the expected dividend yield, the expected life of the options, and the expected stock price volatility. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Our employee stock options have characteristics significantly different from those of traded options such as limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Changes in these input assumptions can materially affect the fair value estimate of the options.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared to year ended December 31, 2003

Net Revenue—Details of net revenue for the years ended December 31, 2004 and 2003 are as follows:

	2004	2004	2003	2003	% change
	Amount	% of net revenue	Amount	% of net revenue
	(in millions of RMB)
Mobile handset	368.1	58.8%	143.2	40.0%	157.1%
Telecom equipment	249.3	39.9	207.3	57.9	20.3
Other[1]	8.3	1.3	7.3	2.1	13.7

Total net revenue	625.7	100.0%	357.8	100.0%	74.9%

1.	Other revenue includes sales of lightning protection devices for wireless base stations.

Net revenue in 2004 was RMB625.7 million ($75.6 million), or 74.9% higher than in 2003. The increase was mainly attributed to the increase in net revenue from the sale of mobile handset and telecom equipment related components incorporated into our customized module design solutions. Mobile handset related sales increased by RMB224.9 million ($27.2 million), or 157.1%, and telecom equipment related sales increased by RMB42.0 million ($5.1 million), or 20.3%. The increase in mobile handset related revenue reflects continued growth in demand for mobile handsets in the China domestic market, as well as the increase in mobile handset exports by domestic manufacturers. Telecom equipment related revenue increased due to higher demand from telecom operators that continued to expand their existing infrastructures. The contribution to total net revenue by mobile handset related sales in 2004 increased to RMB368.1 million ($44.5 million), or 58.8% of total net revenue, from RMB143.2 million, or 40.0% of total net revenue, in 2003. The contribution to total net revenue by telecom equipment sales decreased from 57.9% in 2003 to 39.9% in 2004, though total sales increased from RMB207.3 million in 2003, to RMB249.3 million ($30.1 million) in 2004.

Gross Profit—Gross profit increased from RMB50.9 million in 2003 to RMB94.9 million ($11.5 million) in 2004. Gross margin was 15.2% in 2004 compared to 14.2% in 2003. The increase in gross margin was principally due to the change in revenue mix, as mobile handset related sales had a higher margin than those of telecom equipment related sales.

Selling, R&D and General and Administrative Expenses—Selling, R&D and general and administrative expenses were RMB27.2 million ($3.3 million) in 2004, or 34.0% higher than in 2003. Details of these expenses for the years ended December 31, 2004 and 2003 are as follows:

	2004	2004	2003	2003	% change
	Amount	% of net revenue	Amount	% of net revenue
	(in millions of RMB)
Selling expenses	7.6	1.2%	2.6	0.7%	192.3%
R&D expenses	6.1	1.0	1.0	0.3	510.0
General and administrative expenses	13.5	2.2	16.7	4.7	(19.2)

Total	27.2	4.4%	20.3	5.7%	34.0%

The increase in selling expenses in 2004 as compared to the selling expenses in 2003 by RMB5.0 million ($0.6 million), or 192.3%, was mainly attributed to an increase in marketing and business development expenses for promoting new module solutions lines and gaining a larger customer base. Other indirect selling expenses such as freight charges and salesperson expenses contributed to the balance of the increase and, consistent with the same period of last year, represented about 1.0% of net revenue.

R&D expenses increased in 2004 by RMB5.1 million ($0.6 million), or 510.0%, as compared to the R&D expenses in 2003. The increase reflected approximately RMB2.6 million ($0.3 million) in additional costs incurred in developing new customized module design solutions targeted at the mobile handset, telecom equipment and consumer electronics end-markets, as well as additional personnel costs of approximately RMB2.4 million associated with strengthening our engineering team. The headcount in our R&D department increased from 20 persons as of December 31, 2003 to 25 as of December 31, 2004. As a percentage of net revenue, R&D expenses increased from 0.3% in 2003 to 1.0% in 2004.

General and administrative expenses in 2004 decreased by RMB3.2 million ($0.4 million), or 19.2%, as compared to the general and administrative expenses in 2003. The decrease was attributable to bad debt provision of RMB4.0 million recorded in 2003, while no additional provision was made in 2004. Offsetting this decrease in part were additional corporate expenses of approximately RMB1.0 million ($0.1 million) in 2004 incurred as a result of expanding our business and an increase in legal and other expenses in 2004 associated with meeting our reporting and compliance obligations as a public company in the United States.

Interest Expense—Interest expense in 2004 amounted to RMB2.2 million ($0.3 million), compared to RMB0.8 million in 2003. The increase of RMB1.4 million ($0.2 million) in 2004, or 175.0%, was due to new bank loans totaling RMB72.5 million ($8.8 million) obtained in August and September of 2004. The applicable interest rate on the loans is overnight LIBOR or 1.5% per annum above the deposit rate, whichever is highest. No similar loans were outstanding in 2003.

Interest Income—Interest income in 2004 amounted to approximately RMB38,000 ($5,000), compared to approximately RMB54,000 in 2003. The decrease was attributable to lower average deposit balances.

Income Tax—The effective tax rate for 2004 was 3.5% compared to 4.3% in 2003. The decrease in the effective tax rate was mostly due to having earned more income at subsidiaries with tax benefits granted from their respective local tax authorities.

Net Income; Earnings Per Share—As a result of the above items, net income for 2004 was RMB62.2 million ($7.5 million) compared to net income of RMB28.5 million in 2003, an increase of 118.3%. We reported basic per share earnings of RMB2.87 ($0.35) for 2004, based on 21,690,560 outstanding weighted average shares, and a diluted per share earnings of RMB2.84 ($0.34), based on 21,885,053 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB1.41 ($0.17) for 2003, based on 20,251,075 outstanding weighted average shares.

Year ended December 31, 2003 compared to year ended December 31, 2002

Net Revenue—Details of net revenue for the years ended December 31, 2003 and 2002 are as follows:

	2003	2003	2002	2002	% change
	Amount	% of net revenue	Amount	% of net revenue
	(in millions of RMB)
Mobile handset	143.2	40.0%	62.3	30.0%	129.9%
Telecom equipment	207.3	57.9	143.3	69.0	44.7
Other	7.3	2.1	2.0	1.0	265.0

Total net revenue	357.8	100.0%	207.6	100.0%	72.4%

Net revenue in 2003 was RMB357.8 million, or 72.4% higher than in 2002. The increase was mainly attributed to the increase in both mobile handset and telecom equipment module related component sales. The increase in mobile handset related sales reflects increased demand for mobile handsets in China and increased market penetration in China by domestic manufacturers. The increase in telecom equipment related sales relates to growth in China’s telecom equipment industry driven by an increase in investment by telecom operators. Contribution of mobile handset related net revenue to total revenue increased from RMB62.3 million, or 30.0%, to RMB143.2 million, or 40.0% in 2003. Contribution of telecom equipment related net revenue to total net revenue decreased from 69.0% to 57.9%, though the related net revenue increased from RMB143.3 million to RMB207.3 million in 2003.

Gross Profit—Gross profit increased to RMB50.9 million in 2003 from RMB17.3 million in 2002. Gross margin was 14.2% in 2003, compared to 8.4% in 2002. The increase in gross margin was principally due to an increase in sales volume and a change in revenue mix, with mobile handset related sales carrying a higher margin than telecom equipment related sales.

Selling, R&D, General and Administrative Expenses—Selling, R&D, general and administrative expenses increased in 2003 by RMB12.8 million, or 170.7%, compared to 2002. Details of these expenses for the years ended December 31, 2003 and 2002 are as follows:

	2003	2003	2002	2002	% change
	Amount	% of net revenue	Amount	% of net revenue
	(in millions of RMB)
Selling expenses	2.6	0.7%	0.8	0.4%	225.0%
R&D expenses	1.0	0.3	1.0	0.5	—
General and administrative expenses	16.7	4.7	5.7	2.7	193.0

Total	20.3	5.7%	7.5	3.6%	170.7%

The increase in the selling expenses in 2003 by RMB1.8 million, or 225.0%, was mainly attributed to the increase in marketing and business development expenses of approximately RMB1.0 million for promoting new module solutions and gaining a larger customer base. Other indirect selling expenses such as freight charges and salesperson expenses contributed to the balance of the increase, primarily due to increased sales transactions. As a percentage of net revenue, selling expenses increased from 0.4% to 0.7% in 2003.

R&D expenses decreased slightly in 2003 by approximately RMB59,000 in 2003. The R&D expenses were incurred in developing new module solutions for handset modules and telecom equipment. As a percentage of net revenue, R&D expenses decreased from 0.5% in 2002 to 0.3% in 2003.

General and administrative expenses increased in 2003 by RMB11.0 million, or 193.0%. The increase was partially attributable to the bad debt provision of RMB4.0 million made in 2003. The remaining RMB7.0 million increase was due to an increase in staff costs, and an increase in corporate administrative expenses reflecting our growth. As a percentage of net revenue, general and administrative expenses increased from 2.7% in 2002 to 4.7% in 2003.

Interest Expense—Interest expense in 2003 amounted to RMB0.8 million as compared to zero in 2002. The increase in interest expense was associated with bank overdraft and bank handling charges incurred during 2003.

Interest Income—Interest income in 2003 amounted to approximately RMB54,000, compared to approximately RMB157,000 in 2002. The decrease was due to increase in net cash outflow used in operating activities during 2003.

Income Tax—The effective tax rate for 2003 was 4.3% compared to 8.2% in 2002. The decrease in the effective tax rate was mostly due to our mix of subsidiaries’ earnings. More income was earned in the subsidiaries with tax benefits granted from their respective local tax authorities.

Net Income; Earnings Per Share—As a result of the above items, net income for 2003 was RMB28.5 million, compared to a net income of RMB9.2 million in 2002. We reported basic and diluted per share earnings of RMB1.41 for 2003, based on 20,251,075 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB0.46 for 2002, based on 20,251,075 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows and working capital

Our payables cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital is needed to fund this time lag.

As at December 31, 2004, we had no material commitments for capital expenditures.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and, in the past, loans from our principal stockholder and our chief executive officer, Jeffrey Kang. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of December 31, 2004, we had working capital of RMB186.9 million ($22.6 million), including RMB41.4 million ($5.0 million) in cash, as compared with working capital of RMB14.3 million at December 31, 2003, including RMB30.7 million in cash.

Operating activities used cash of RMB60.3 million ($7.3 million) in 2004, compared to RMB25.4 million used in 2003, despite the contribution of net income in 2004 of RMB62.2 million ($7.5 million) compared to RMB28.5 million in 2003. The decrease in cash used in operating activities in 2004 as compared to 2003 was primarily due to an increase in accounts receivable and bills receivables of RMB71.6 million ($8.7 million) and RMB64.0 million ($7.7 million), and the increase in trade payables of RMB1.4 million ($0.2 million) and a decrease in inventories of RMB4.1 million ($0.5 million). Overall collections of trade accounts receivables and credit quality of customers improved in 2004. Average trade accounts receivable turnover approximated 76 days for 2004, compared with 82 days in 2003. The increase in trade accounts payable was primarily associated with increased purchases. Our inventory levels are generally low as we begin purchasing components generally only after we receive purchase orders from our customers.

Investing activities used RMB1.6 million ($0.2 million) in 2004, mainly for the purchase of property and equipment, and for the acquisition of our 60% owned PRC operating company, Shanghai E&T.

Financing activities provided net cash inflow of RMB72.7 million ($8.8 million) during 2004. Cash was provided by new bank borrowing and discounting arrangements amounting to RMB53.7 million ($6.5 million) and cash balances of RMB26.7 million ($3.2 million) obtained from the legal acquirer in the share exchange in July 2004. A private placement of 3.2 million shares of common stock to a group consisting primarily of institutional investors, generated aggregate net proceeds of RMB84.0 million ($10.2 million). These financing cash inflows were partially off-set by repayment of amounts due to the holding company of RMB50.4 million ($6.1 million) and the dividend payment for the prior year amounting to RMB41.4 million ($5.0 million).

Distributions by our PRC operating companies to us other than as dividends may be subject to governmental approval and taxation. Any transfer of funds from us to our PRC operating companies, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions.

Indebtedness

In July 2004, Comtech Hong Kong, our wholly-owned subsidiary, entered into a RMB33.1 million ($4.0 million) U.S. dollar denominated revolving credit facility with the Bank of Communications Hong Kong branch. In September 2004, the amount of the facility was increased to RMB82.8 million ($10.0 million). Apart from revenues from operations, this revolving credit facility serves as our principal source of liquidity to fund our working capital needs. During 2004, Comtech Hong Kong drew down approximately RMB72.5 million ($8.8 million) under the facility. In November 2004, RMB49.3 million ($6.0 million) was repaid from the proceeds of our private placement of common stock and as of December 31, 2004, the outstanding loan balance under the revolving credit facility was RMB23.2 million ($2.8 million), leaving RMB59.6 million ($7.2 million) in availability under the facility, subject to top up of the security pledged to $10 million. These bank borrowings were used for general working capital purposes and RMB8.1 million ($978,000) was directly used for settlement of an amount owed to Comtech Global Investment Ltd., an investment entity owned by Jeffrey Kang, our principal shareholder and chief executive officer. The facility is secured by bills receivable and funds on deposit owned by Jeffrey Kang in an amount equal to the outstanding borrowings. The facility bears interest at the higher of LIBOR or 1.5% over the deposit rate, payable monthly. The effective interest rate in 2004 was approximately 2.4%. Based on a variable return on interest, the bank borrowings amounted to fair value.

We are currently in the process of negotiating an additional credit facility with other banks to fund our working capital needs, although this financing may not be arranged on satisfactory terms or at all.

In August 2004, Comtech Communication, one of our PRC operating companies, entered into an accounts receivable factoring agreement with Guangdong Development Bank Shenzhen branch. Under the terms of the agreement, accounts receivable from UTStarcom, one of our major customers, up to a maximum amount of RMB30.0 million ($3.6 million) can be transferred to the bank with recourse. An amount equal to 30% of the accounts receivable transferred is secured by funds we have on deposit with the bank. The factoring arrangement bears interest at the PRC official loan interest rate, payable monthly. On October 20, 2004, we transferred accounts receivable of approximately RMB11.4 million under the agreement. As of December 31, 2004, we had no factored accounts receivable outstanding under the agreement and had no pledged deposit with Guangdong Development Bank.

Some of our customers enter into arrangements with their respective banks for a line of credit for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse on a revolving basis certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount is typically 0.8% of the balance transferred, which is recorded as interest expense. As of December 31, 2004, we had discounted bills receivable amounting to approximately RMB30.6 million ($3.7 million).

Contractual obligations and commercial commitments

The following table sets forth our contractual payment obligations for operating leases and purchase obligations as of December 31, 2004:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of RMB)
Operating lease obligations	2.0	1.3	703	—	—
Purchase obligations	21.4	21.4	—	—	—

Total	23.4	22.7	703	—	—

Operating lease obligations consist primarily of operating lease agreements for our office facilities, including our head office and research center in Shenzhen. Our leases have remaining terms from one to thirty-six months.

Purchase obligations consist of outstanding purchase orders for components from our suppliers. We do not have any minimum purchase obligations with these suppliers.

Off-balance sheet arrangements

We have no outstanding off-balance sheet arrangements, derivative financial instruments, interest rate swap transactions or foreign currency forward contracts. We do not engage in trading activities involving non-exchange traded contracts.

Quarterly Results of Operations

The following table presents our supplemental selected unaudited quarterly results of operations for the eight quarters prior to and including the quarter ended December 31, 2004. You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our management’s opinion, we have prepared our unaudited quarterly results of operation on substantially the same basis as our audited consolidated financial statements. Due to the evolving nature of our business and other factors affecting our business as described under “Item 1. Business—Risk Factors,” our results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	For the three months ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in millions of RMB, except per share data)
Net Revenue	61.5	88.6	96.2	111.5	153.8	163.8	147.4	160.7
Gross profit	9.0	13.4	13.7	14.8	23.7	23.6	22.6	25.1
Net income	4.8	8.5	9.4	5.7	18.8	12.8	11.9	18.7

Earnings per share
—Basic	0.24	0.42	0.47	0.28	0.93	0.63	0.55	0.76
—Diluted	0.24	0.42	0.47	0.28	0.93	0.63	0.54	0.74

Our quarterly net revenue over the past two years has experienced continued sequential growth, with the exception of the last two quarters of 2004 when we, like many of our customers and competitors, were affected by a general economic slowdown and an accompanying decline in demand for many of our customers’ products. The impact of slowing end-customer demand was compounded by higher than normal levels of equipment and inventories among our customers and our customers’ adjustments in their order levels, resulting in increased pricing pressure.

The overall increase in our net revenue over the past two years was consistent with growing demand for both mobile handset solutions in the China domestic market and the telecom equipment solutions as China’s telecom operators continue to expand and upgrade their infrastructure.

We believe that the increase in gross profit from quarter to quarter can be primarily attributed to a change in our product mix. Specifically, mobile handset related sales, which have higher profit margins than our telecom equipment related sales, have increasingly constituted a significantly greater portion of our total net revenue over the past two years.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

Our functional currency is the RMB. Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, RMB is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the People’s Republic of China is obtained. Although the Chinese government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. Currently, our PRC subsidiaries, Comtech Communication and Comtech Software, may purchase foreign exchange for settlement of current account transactions in accordance with certain procedural requirements under PRC law. A portion of our net revenue will need to be converted into other currencies to meet our foreign currency obligations, which primarily include debt service on foreign currency-denominated debt and purchases of imported components.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. However, recently there has been increased political pressure on the PRC government to decouple the RMB from the U.S. dollar.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of United States dollars. Our solutions are primarily procured, sold and delivered in the PRC for RMB. The majority of our revenues are denominated in RMB. Should the RMB devalue against United States dollar, such devaluation could have a material adverse effect on our profits and the foreign currency equivalent of such profits repatriated by the PRC entities to us. On the other hand, because many of our customers are involved in the export of goods, the appreciation of the RMB could make our customers products more expensive to purchase, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, from time to time we may have U.S. dollar denominated borrowings, and therefore a decoupling of the RMB many affect our financial performance in the future.

We have experienced minimal foreign exchange gain and losses to date due to the relative stability of the RMB. We believe that our overall exposure to foreign currency exchange rate risk is not material and we do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuations.

Interest rate risk

We are exposed to interest rate risk arising from having short-term variable rate borrowings from time to time. Our future interest expense would fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB23.2 million ($2.8 million) as of December 31, 2004. They are secured by funds owned by Jeffrey Kang, our principal shareholder and chief executive officer, on deposit with Bank of Communications. Based on a variable rate of return, the bank borrowings approximated fair value.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.8%, 1.2% and 3.9% in 2002, 2003 and 2004, respectively.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, the incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

In accordance with the standard, we will adopt SFAS No. 123R effective July 1, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on our grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, we are permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have not yet determined which methodology we will adopt but believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 2 of our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2004 and 2003.

3.	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

4.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

6.	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 31, 2005.

Name	Age	Position
Jeffrey Kang	35	Chief Executive Officer, President and Chairman of the Board
Li Zhou	39	Chief Technical Officer and Director
Hope Ni	32	Chief Financial Officer and Secretary
Amy Kong (1)(2)(3)	49	Director
Q.Y. Ma (1)(2)(3)	48	Director
Frank Zheng (1)(2)(3)*	38	Director
Mark S. Hauser	47	Director
Mark B. Segall	42	Director

(1)	Member of Audit Committee

(2)	Member of Nominating and Governance Committee

(3)	Member of Compensation Committee

*	Acting member of committees.

Jeffrey Kang, Chairman of the Board, Chief Executive Officer and President. Mr. Kang was a co-founder of Comtech and has served as our chief executive officer and chairman of the board since September 1999. Mr. Kang founded Shenzhen Matsunichi Electronics Co., Ltd. and Matsunichi Electronic (Hong Kong) Limited, predecessor to Comtech Group, in 1995, when Matsunichi commenced operations as a distributor for Matsushita. In 1999, Mr. Kang formed Comtech and transferred all operations and assets of Matsunichi into the Comtech Group. Prior to forming Matsunichi, Mr. Kang worked for Matsushita Electronics from June 1992 to July 1995 where he was responsible for selling components to the telecom industry within China. From 1998 to 1999, Mr. Kang was vice president of Shenzhen SME (Small and Medium Enterprises) Association, a non-profit association in Shenzhen. Mr. Kang earned B.S. degree in Electrical Engineering from South China Technology University in Guangzhou, China.

Li Zhou, Chief Technical Officer and Director. Prior to joining us in November 2003 as our chief technology officer, Mr. Zhou served as chief technology officer of HTW China, the largest personal digital assistant vendor in China from October 2000 to December 2002. Previously, he worked for Microsoft Corporation in Redmond, Washington from 1991 to 1998, and in Beijing, China from 1998 to 2000, where he held various positions including group manager of Microsoft’s embedded systems. Mr. Zhou earned an M.S. degree in computer science from Michigan State University after completing a B.S. and M.S. degrees in computer science in China.

Hope Ni, Chief Financial Officer and Secretary. Prior to joining us in August 2004 as our chief financial officer, Ms. Ni spent six years as a practicing attorney at Skadden, Arps, Slate, Meagher & Flom LLP in New York and Hong Kong, specializing in corporate finance. Prior to that, Ms. Ni worked at Merrill Lynch, investment banking division in New York. Currently, Ms. Ni is a member of the investment committee of Time Innovation Ventures, a venture capital firm focused on funding technology start-ups and joint ventures in China. Ms. Ni also serves on the board of Qianjia Consulting Company, which she founded in 2002. Ms. Ni received her J.D. degree from University of Pennsylvania Law School and her B.S. degree in Applied Economics and Business Management from Cornell University.

Amy Kong, Director. Ms. Kong has been a director since July 2004. Ms. Kong founded Primustech Ventures (HK) Limited, a private equity investment firm focused on Greater China, and has been its chief executive officer since 2000. Ms. Kong invested in a number of private equity projects in the areas of document management, professional training and education, medical waste management, medical devices, consumer electronics and information technology consulting. From 1999 to 2000, Ms. Kong served as interim chief executive officer of Cyber City International, a privately owned Shenzhen-based science park company. In 1996, Ms. Kong founded GTF Asset Management for the Gajah Tunggal Group, a $800 million global asset management company. Ms. Kong received an B.A. degree from Princeton University and an M.B.A. degree from New York University.

Q.Y. Ma, Director. Mr. Ma has been a director since December 2004. Mr. Ma has been the managing director of Time Innovation Ventures, a venture capital firm, since 2000, and has served as a professor at the University of Hong Kong since 1998. Dr. Ma was an associate professor at the Columbia University from 1994 to 2000. He has also served as a technology consultant to IBM, General Electric, TRW and DuPont. Dr. Ma is a co-founder and advisor of Semiconductor Manufacturing International Corp., and has served as an adviser to the Ministry of Information Industry, Beijing Government, and a senior advisor to Zhangjiang Hi-Tech Park in Shanghai. Dr. Ma received his Ph.D. from Columbia University, and attended the Executive Program of Stanford University’s School of Business.

Frank Zheng, Director. Mr. Zheng has been a director since January 2005. He has been the vice president of travel service for eLong, Inc., a leading online travel service company in China, since May 2000. Mr. Zheng is responsible for the overall operation of eLong’s travel services. Before he joined eLong, Mr. Zheng was a senior director of travel services with Asia.com. From 1994 through 2000, Mr. Zheng held various financial and operations positions with Bank of New York, The Reserve Management Corp, and Dean Witter Intercapital Company. Mr. Zheng received a B.B.A degree in Accounting from City University of New York.

Mark S. Hauser, Director. Mr. Hauser has been a director since May 1997. He served as president and chief executive officer or joint chief executive officer of Trident from March 1998 until the consummation of the share exchange on July 22, 2004. Since July 2000, Mr. Hauser has also been a managing director of FdG Associates, a middle-market private equity fund based in New York. Prior to that, he was an attorney and a founder and managing director of Tamarix Capital Corporation, a New York-based merchant and investment banking firm. Mr. Hauser received his undergraduate degree from Sydney University and an LLM from London School of Economics.

Mark B. Segall, Director. Mr. Segall has been a director since December 1999, and previously served as non-executive secretary of Trident from December 1999 until the consummation of the share exchange on July 22, 2004. Mr. Segall is the founder and chief executive officer of Kidron Corporate Advisors LLC, a mergers and acquisitions and corporate advisory boutique for emerging growth companies. Prior to founding Kidron in 2003, Mr. Segall was the chief executive officer of Investec Inc., the US investment banking operations of the South African based Investec Group. While at Investec, Mr. Segall also served as general counsel and senior vice president of Investec Ernst & Company, the US securities and clearing operations of Investec. Prior to joining Investec in 1999, he was a partner at Kramer Levin Naftalis & Frankel LLP, a New York law firm. Mr. Segall is a director and audit committee member of Greg Manning Auctions Inc., and a director of Gurunet Corporation, and Integrated Asset Management. Mr. Segall received a B.A. degree from Columbia University and a J.D. degree from New York University.

Board Practices

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the board of directors will meet regularly on a quarterly basis and additionally as required.

Board Committees

Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee. Our board of directors has determined that Amy Kong, Frank Zheng and Q.Y. Ma are “independent” under the current independence standards of Nasdaq and the Securities Exchange Commission, and have no material relationships with us—either directly or as a partner, shareholder or officer of any entity—which could be inconsistent with a finding of their independence as members of our board of directors.

Audit Committee

The audit committee, consisting of Ms. Kong and Messrs. Ma and Zheng, oversees our financial reporting process on behalf of the board of directors.

The responsibilities of our audit committee include the following functions:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditors’ audit and non-audited services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates; and

•	recognize and prevent prohibited non-audit services.

Our board of directors has determined that Ms. Kong, the Chairperson of the Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules.

Nominating And Corporate Governance Committee

The nominating and governance committee, consisting of Ms. Kong and Messrs. Ma and Zheng, is responsible for identifying potential candidates to serve on our board and its committees.

The responsibilities of our nominating and corporate governance committee include for the following functions:

•	making recommendations to the board regarding the size and composition of the board;

•	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	establishing procedures for the nomination process;

•	advising the board periodically with respect to corporate governance matters and practices, including periodically reviewing corporate governance guidelines to be adapted by the board; and

•	establishing and administering a periodic assessment procedure relating to the performance of the board as a whole and its individual members.

Compensation Committee

The compensation committee, consisting of Ms. Kong and Messrs. Ma and Zheng, is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans.

The responsibilities of our compensation committee include the following functions:

•	reviewing and recommending policy relating to the compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other senior officers; evaluating the performance of these officers in light of those goals and objectives; and setting compensation of these officers based on such evaluations;

•	administering our benefit plans and the issuance of stock options and other awards under our stock plans; and reviewing and establishing appropriate insurance coverage for our directors and executive officers;

•	recommending the type and amount of compensation to be paid or awarded to members of our board of directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and

•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

Director Compensation

Our non-employee directors receive compensation in the form of cash and stock options for serving on our board. For 2004, each non-employee director received options to purchase 5,000 shares of our common stock at an exercise price of $3.74 per share, which was the fair market value of the stock on the date of the grant and which vested fully on December 31, 2004, as well as $2,000 cash. For 2005, each non-employee director receives annually $4,000 in cash and a grant of options to purchase 10,000 shares of our common stock. The members of our Audit Committee receive a grant of options to purchase 5,000 shares of common stock each year, with the Chairman of the Audit Committee receiving an additional grant of options to purchase 2,500 shares of common stock. The members of each of our Compensation Committee and Nominating and Corporate Governance Committees receive a grant of options to purchase 2,500 shares of common stock per year. All of the options granted to the directors will vest quarterly during the year following the date of grant. The exercise price for these director options granted for 2005 is $3.74 per share. If a non-employee director ceases to act as a board member or to serve on a committee, he or she will be entitled to all vested options; other options will be forfeited.

On January 19, 2005, our board of directors adopted similar director compensation resolutions relating to our two newly appointed directors, Q.Y. Ma and Frank Zheng, with the exception that the options granted to them for 2005 have an exercise price of $5.50 per share, which was the fair market value of the stock on the date of the grant.

Each non-employee director who becomes a director after the grant of options shall receive options on a pro rata basis for the portion of the period for which they will serve. All of the options granted to the incoming directors will be exercisable at the fair market value on the date of grant and will vest quarterly during the remainder of the period following the close of grant.

Compensation Committee Interlocks And Insider Participation

No member of our Compensation Committee has at any time been an officer or employee of ours, or our subsidiaries. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

There was a failure by each of the following to timely file their respective Form 4s: Li Zhou, Amy Kong, Jeffrey Kang, Mark Segall, and Mark Hauser (Messrs. Hauser and Seagall each failed to timely file two Form 4s.) There was a failure by Hope Ni and Bin Li to timely file their respective Form 3s. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2004.

Code of Ethics

On November 4, 2004, we adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our chief executive officer and chief financial officer—our principal executive officer and principal financial and accounting officer, respectively. This code is filed as Exhibit 14.1 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the chief executive officer and the other executive officers at December 31, 2004, whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2004:

Summary Compensation Table

	Year	Annual Compensation		Other Annual Compensation ($)	Long Term Compensation Awards		Payouts	All Other Compen- sation ($)
Name and Principal Position		Salary ($)	Bonus ($)		Restricted Stock Award(s) (#)	Securities Underlying Options (#)	LTIP Payouts ($)
Jeffrey Kang, Chairman, Chief Executive Officer and President	2004 2003 2002	22,744 10,590 10,590	— 416,984 —	— — —	— — —	500,000 — —	— — —	— — —
Hope Ni, Chief Financial Officer[1]	2004	54,000				210,000

1.	Ms. Ni joined our company in August 2004.

Option Grants In Last Fiscal Year

The following table summarizes options granted during the year ended December 31, 2004 to the named executive officers:

	Individual Grants				Potential Realizable Value
	Number of Securities Underlying Options	% of Total Options Granted to Employees In	Exercise	Expiration	Assumed Annual Rates of Appreciation for Option[1]
	Granted	2004 Fiscal Year	Price	Date	(in thousands)
Name					5%	10%
Jeffrey Kang	500,000	27.4%	3.74	2014	$1,176	$2,980
Hope Ni	210,000	11.5%	3.00	2014	$465	$1,113

1.	The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

During the fiscal year ended December 31, 2004, no stock options were exercised by any named executive officer.

2004 Incentive Stock Option Plan and 1995 Directors’ Plan

On August 3, 2004, our board of directors adopted the Comtech Group, Inc. 2004 Stock Incentive Plan, or the Incentive Plan, under which 2,500,000 shares of common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. The purpose of this Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of our common stock. The Incentive Plan provides for a term of 10 years from the date of its adoption by the board of directors, after which no awards may be made, unless the Incentive Plan is earlier terminated by the board. Options granted under the Incentive Plan are either incentive stock options (i.e., options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the Internal Revenue Code and that do not result in tax deductions to us unless participants fail to comply with Section 422 of the Internal Revenue Code) or options that do not so qualify. We intend to seek shareholder approval of the Incentive Plan.

Our board of directors determines when options under the Incentive Plan are exercisable and the option exercise price. The Incentive Plan permits options to be exercised with cash, check, certain other shares of our common stock, consideration received by us under “cashless exercise” programs, or if permitted by our board of directors, promissory notes or other property. Our board of directors also determines: the performance goals and performance period for performance shares; the purchase price and conditions of repurchase for restricted stock; and the terms of stock appreciation rights. Our board of directors may at any time accelerate the vesting of any outstanding award. In the event we are sold, merged, consolidated, reorganized or liquidated, our board of directors may take any of the following actions as to outstanding awards: (a) provide that the successor will assume or substitute for the awards; (b) provide that all unexercised options and stock appreciation rights shall terminate immediately prior to the consummation of the transaction if not previously exercised; (c) in the event of a sale where the common shareholders receive cash for their shares, provide that each outstanding vested option and stock appreciation right will be exchanged for a payment in cash equal to the excess of the sales price over the exercise price; and (d) make such other adjustments deemed necessary to provide participants with a benefit substantially similar to which they would have been entitled had the event not occurred. In the event of any stock dividend, split, recapitalization or other similar change, our board of directors may adjust the number and kind of shares subject to outstanding awards, the exercise or purchase price of awards, and any other equitable adjustments it deems appropriate.

In 1995, the Trident board of directors adopted, and the shareholders approved, the 1995 Stock Option Plan for Outside Directors, or the Directors’ Plan, under which 5,000 options would be granted annually to each non-employee director of Trident for each full fiscal year of service on the board. The Directors’ Plan will expire on December 31, 2005. However the options exercisable under the Directors’ Plan terminate on July 1, 2009. We do not intend to issue any additional options under this Directors’ Plan.

The Incentive Plan and the Directors’ Plan are administered by the Compensation Committee of our board of directors. The Compensation Committee selects the employees to whom awards are to be granted, the number of shares to be subject to such awards, and the terms and conditions of such awards, provided that any discretion exercised by the Compensation Committee must be consistent with resolutions adopted by our board of directors and the terms of the Incentive Plan.

As of March 21, 2005, options to purchase an aggregate of 1,930,000 shares had been granted under the Incentive Plan, and options to purchase an aggregate of 115,000 shares had been granted under the Directors’ Plan.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options/warrants	Weighted-average exercise price of outstanding options/warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	115,000	$3.00	22,083	(1)
Equity compensation plans not yet approved by security holders	1,900,000	$3.66	600,000

Total	2,015,000	$3.62	622,083

(1)	We do not intend to grant further options under this plan.

Employment Contracts, Termination Of Employment And Change-In-Control Arrangements

On August 1, 2004, we entered into an employment agreement with Hope Ni to serve as our chief financial officer and secretary. The employment agreement terminates on December 31, 2007, but will be automatically extended, unless either we give Ms. Ni notice prior to her termination date or Ms. Ni gives written notice of 30 days to us of her election not to extend. Under the terms of the agreement, Ms. Ni receives a base salary of $117,000 per annum and was granted 10-year options to purchase a total of 210,000 shares of our common stock at an exercise price of $3.00, which options vest in various installments through August 1, 2007. In the event we engage in an underwritten offering of shares of common stock which yields gross proceeds to us in excess of $30 million, all of Ms. Ni’s stock options will accelerate and become fully vested.

If we terminate Ms. Ni’s employment without cause, or she resigns for good reason, Ms. Ni will receive termination benefits, including the payment of a lump sum amount equal to three times Ms. Ni’s monthly salary in effect immediately prior to her termination and payment of all premiums due for health insurance for a period of six months after termination.

If a change in control occurs prior to December 31, 2007, and we terminate Ms. Ni’s employment without cause, or if she resigns for good reason prior to the date that our board of directors certifies our audit, for the first complete fiscal year after the change in control, or the Change in Control Audit Date, Ms. Ni will be entitled to receive the standard termination benefits, and a payment equal to the greater of six times her monthly salary or 12 months salary, less compensation paid to her between the date of the change in control and the date of termination. If the change in control occurs prior to December 31, 2007 and we terminate Ms. Ni’s employment without cause, or if she resigns for good reason after the Change in Control Audit Date, Ms. Ni would be entitled to the same severance payment she would have received had a change in control not occurred and we terminated her employment without cause or she resigned for good reason. Upon a change in control, Ms. Ni’s stock options will accelerate and all stock options will be deemed fully vested. If Ms. Ni’s employment is terminated after the Change in Control Audit Date, other than as a result of her resignation, Ms. Ni will have the right to exercise all of her stock options. If Ms. Ni resigns prior to the Change in Control Audit Date, notwithstanding the acceleration of vesting of the stock options on a change in control, Ms. Ni shall have the right to exercise a specified number of shares at a price to be determined under the terms of the agreement at the time of her resignation. For purposes of Ms. Ni’s employment agreement, a change in control means the consummation of a reorganization, merger of consolidation of us with one or more other persons.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 21, 2005 information about the beneficial ownership of our common stock by:

•	each person, or group of persons, who beneficially owns more than 5% of our capital stock;

•	each of our directors;

•	each executive officer named in the summary compensation table; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the address for each person or entity is High-Tech Industrial Park Nanshan, Shenzhen 518057, PRC.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Ownership
Jeffrey Kang	18,547,655	(2)	72.6%
Hope Ni	59,061	(3)	*
Amy Kong	10,625	(4)	*
Q.Y. Ma	5,000	(5)	*
Li Zhou	10,416	(6)	*
Mark S. Hauser	347,799	(7)	1.4%
Mark B. Segall	98,750	(8)	*
Frank Zheng	2,500	(9)	*
Yang Shi	2,045,375	(10)	8.0%
Comtech Global Investment Ltd.	13,163,199		51.6%
Ren Investment International Ltd.	5,342,790		20.9%
Purple Mountain Holding, Ltd.	1,620,086	(11)	6.3%
All executive officers and directors as a group (8 persons)	19,081,806		74.7%

1.	Represents beneficial ownership of less than one percent of our outstanding shares.

(1)	Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable with 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name. The percentage of beneficial ownership is based on 25,532,898 shares of common stock outstanding as of March 30, 2005.

(2)	Includes (a) 41,666 shares issuable upon exercise of currently exercisable stock options, (b) 13,163,199 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Kang and his wife, Ms. Nan Ji, share voting and investment power, and (c) 5,342,790 shares beneficially owned by Ren Investment International Ltd., over which Mr. Kang, as sole director, has sole voting and investment power. Mr. Kang does not own any shares of Ren Investment International Ltd.

(3)	Represents shares issuable upon exercise of currently exercisable stock options.

(4)	Represents shares issuable upon exercise of currently exercisable stock options. Does not include shares held by Ren Investment International Ltd., in which Ms. Kong owns less than a 1% interest. Ms. Kong disclaims beneficial ownership of such shares.

(5)	Represents shares issuable upon exercise of currently exercisable stock options.

(6)	Represents shares issuable upon exercise of currently exercisable stock options. Does not include shares held by Ren Investment International Ltd., in which Mr. Zhou has an approximate 3.7% interest. Mr. Zhou disclaims beneficial ownership of such shares.

(7)	Includes warrants to purchase 234,166 shares and 8,750 shares issuable upon exercise of currently exercisable stock options.

(8)	Includes 23,750 shares issuable upon exercise of currently exercisable stock options and warrants to purchase an aggregate of 75,000 shares issued to Kidron Corporate Advisors LLC, an affiliate of Mr. Segall.

(9)	Represents shares issuable upon exercise of currently exercisable stock options.

(10)	Such shares are held by Ren Investment International Ltd., in which Mr. Yang has an approximately 41.4% interest. Mr. Yang disclaims beneficial ownership of such shares.

(11)	All shares held by Purple Mountain Holding, Ltd. are beneficially owned by Justin Tang, the chairman and chief executive officer of eLong, Inc. The address for Purple Mountain Holding, Ltd. is 3rd Floor, Qwomer Complex, P.O. Box 765, Road Town, Tortola, British Virgin Islands.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Share Exchange Agreement

On May 25, 2004, Trident, a public company that ceased operations in 2000, entered into a share exchange agreement with Comtech Cayman and Comtech Cayman’s shareholders, Comtech Global Investment Ltd., Purple Mountain Holding Ltd., and Ren International Investment Ltd. Under the agreement, Trident was to acquire all of the issued and outstanding shares of stock of Comtech Cayman in exchange for the issuance in the aggregate of 21,000,000 of Trident’s shares of common stock to the shareholders. The transaction was consummated on July 22, 2004. In accordance with the provisions in the agreement, the number of shares to issued to Comtech Cayman’s shareholders was adjusted at closing to 20,251,075. As a result of the transaction, Comtech Cayman became a wholly-owned subsidiary of Trident and, upon the issuance of the shares, these shareholders owned approximately 91.2% of all of our issued and outstanding stock.

Trident and its shareholders, Emanuel Arbib, Gianni Bulgari, Mark S. Hauser and Mark B. Segall and Comtech Cayman’s shareholders executed a stockholders’ agreement, which provided for the designation and voting by the Trident shareholders of persons to serve on our board of directors. Under the shareholders’ agreement, during the two-year period commencing on the date of the consummation of the share exchange agreement, the Trident shareholders and Comtech Cayman’s shareholders will be permitted to designate two and five persons, respectively, for nomination at each annual meeting of a shareholders, and will be required to vote their shares of common stock for all such nominees. Currently, Messrs. Hauser and Segall are the representatives of the Trident shareholders on our board of directors.

The terms of the share exchange with Trident provide for the issuance of up to 30,173,047 additional shares to the original holders of Comtech Cayman in the event there is a breach of any representations, warranties, covenants or obligations made by Trident in the share exchange agreement, which indemnification provision will expire 30 days following the date of filing of this Form 10-K, except in the case of known claims, which will survive until such matters are resolved finally by a court. The issuance of additional shares pursuant to this indemnification provision would result in dilution to other shareholders. To date, we are not aware of any such breach or the threat of a breach.

Shareholder Loans and Financing Transactions

During the year ended December 31, 2003, Comtech Global Investment Ltd., or Comtech Global, an entity controlled by Jeffrey Kang, our principal shareholder and chief executive officer, made working capital advances to us in the aggregate amount of RMB50,356,000 ($6,084,000). In addition, during 2003, we deferred payment of a dividend payable to Comtech Global in the amount of RMB41.4 million ($5 million). During August and September 2004, we repaid the zero interest shareholder loan from, and dividends payable to, Comtech Global. There are no amounts currently outstanding to Comtech Global.

In July 2004, our Hong Kong subsidiary entered into a $4.0 million credit facility with the Bank of Communications in Hong Kong, which was subsequently increased to $10.0 million on September 14, 2004. The line is secured by the personal funds of Jeffrey Kang, our principal shareholder and chief executive officer, on deposit with the bank. We have drawn down an aggregate of (RMB23.2 million) $2.8 million of the bank line as of December 31, 2004. Any additional draw downs from this credit facility will require Mr. Kang or other parties to pledge additional funds on deposit with the bank as security to the credit facility.

In June 2004, Shenzhen Comtech, one of our PRC operating companies, borrowed RMB3.6 million ($435,000) from Viewtran Technology Limited, or Viewtran, an entity in which our principal shareholder and chief executive officer, Jeffrey Kang, has an approximately 6.1% interest,, of which RMB3.0 million ($362,000) was repaid on June 30, 2004. The balance in the amount of RMB600,000 ($73,000) was outstanding as of December 31, 2004. The amount was unsecured, non-interest bearing and had no fixed repayment terms.

Commercial Transactions

During the year ended December 31, 2003, we purchased RMB5,456,000 ($659,000) of products from Viewtran, an entity in which our principal shareholder and chief executive officer, Jeffrey Kang, has an approximately 6.1% interest,. We sold these products on behalf of Viewtran at the same price at which we purchased the products. According to an agreement entered into between Comtech Cayman and Viewtran, we conducted these sales and purchase transactions on behalf of Viewtran and the risk and rewards as a result of these transactions remained with Viewtran. Therefore, the sales, purchases, and the corresponding receivables and payables related to these transactions are not reflected in our financial statements. As of December 31, 2004, we did not owe any amounts to Viewtran.

Other Related Party Transactions

Mark Segall, one of our directors, is the founder and chief executive officer of Kidron Corporate Advisors, which performed financial advisory services to Trident in 2003 and 2004, for which Kidron received $360,000 in cash, and warrants to purchase 37,500 shares of our common stock at an exercise price of $3.00 per share and 37,500 shares of our common stock at an exercise price of $2.50 per share.

Our principal shareholder and chief executive officer, Jeffrey Kang, and his wife, hold the equity in Shenzhen Comtech, one of our PRC operating companies, for the benefit of our company, through contractual arrangements to the extent permitted by law. Sales made through Shenzhen Comtech relate to historical customer sales relationships. New customer relationships and opportunities are being directed to our other PRC operating companies. As a result, we expect the percentage of our net revenue derived from sales through Shenzhen Comtech to continue to decrease.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Deloitte Touche Tohmatsu billed us RMB1,048,000 and RMB1,517,000, in the aggregate, for professional services rendered by it for the fiscal years ended December 31, 2004 and December 31, 2003, respectively, for the audit of our annual financial statements for each of these fiscal years and the review of the interim financial statements included in our Form 10-Qs for the quarters ended June 30, and September 30, 2004. The amount of RMB1,517,000 included audit fees for the annual financial statements for the years ended December 31, 2003, 2002 and 2001.

Audit-Related Fees

Deloitte Touche Tohmatsu billed us RMB1,801,000 for professional services for assurance and related services related to the performance of the audit or review of our financial statements during the fiscal year ended December 31, 2004, other than those covered above under “Audit Fees”. There was no such fee during the fiscal year ended December 31, 2003.

Tax Fees

Deloitte Touche Tohmatsu rendered professional services for tax compliance and tax advice during the fiscal year ended December 31, 2004 for fees of RMB496,000. There was no such fee during the fiscal year ended December 31, 2003.

All Other Fees

Deloitte Touche Tohmatsu did not provide any products or render any professional services, other than those covered above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees”, during either of the fiscal years ended December 31, 2004 or December 31, 2003.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

The policy of our directors who perform the functions customarily performed by an audit committee is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services.

Audit of Financial Statements.

Deloitte Touche Tohmatsu was our principal auditor and no work was performed by persons outside of this firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of Form 10-K

1.	Financial Statements

Our consolidated financial statements for the year ended December 31, 2004 are included with this Form 10-K. See “Table of Contents to Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Description

3.1	Amended Articles of Restatement of the Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.)

3.1(a)	Amendments to Articles of Incorporation. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

3.2	Bylaws. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

4.1	Specimen Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

4.2	Shareholders Agreement, dated July 23, 2004. (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission on July 22, 2004.)

10.1	Comtech Group, Inc. 2004 Incentive Stock Option Plan. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

10.2	Employment Agreement with Hope Ni, dated as of August 1, 2004. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

10.3†	Revolving Credit Agreement with Bank of Communications Hong Kong branch, dated September 14, 2004.

10.4	Share Exchange Agreement between Trident Rowan Group Inc., Comtech Group Inc., and certain other parties, dated May 25, 2004. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 28, 2005.)

10.5	Equity Joint Venture Agreement between Comtech Group, Inc. and Broadwell Group Ltd. dated January 17, 2005. (Incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the Securities and Exchange Commission on January 21, 2005.)

Description

10.6	Trident 1995 Director’s Plan. (Incorporated by reference to Exhibit 10.1 of Form 10-K filed with the Securities and Exchange Commission on May 24, 1996.)

14.1†	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries of the Registrant. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH GROUP, INC.

Dated: March 31, 2005	By	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey Kang and Hope Ni, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2005	By	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2005	By	/s/ Hope Ni
	Name:	Hope Ni
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2005	By	/s/ Li Zhou
	Name:	Li Zhou
	Title:	Chief Technical Officer and Director

Dated: March 31, 2005	By	/s/ Amy Kong
	Name:	Amy Kong
	Title:	Director

Dated: March , 2005	By
	Name:	Q. Y. Ma
	Title:	Director

Dated: March 31, 2005	By	/s/ Frank Zheng
	Name:	Frank Zheng
	Title:	Director

Dated: March 31, 2005	By	/s/ Mark S. Hauser
	Name:	Mark S. Hauser
	Title:	Director

Dated: March , 2005	By
	Name:	Mark B. Segall
	Title:	Director

C OMTECH GROUP, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF COMTECH GROUP, INC.

We have audited the accompanying consolidated balance sheets of Comtech Group and its subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audit also comprehended the translation of Renminbi amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such United States dollar amounts are presented solely for the convenience of the readers in the United States of America.

Deloitte Touche Tohmatsu

Certified Public Accountants

Hong Kong

March 28, 2005

COMTECH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	At December 31,
	2004	2004	2003
	USD	RMB	RMB
ASSETS

Current assets:
Cash	5,007	41,444	30,683
Trade accounts receivable, net of allowance for doubtful accounts of USD463 (RMB3,833) in 2004 RMB4,145 in 2003	20,416	168,989	92,259
Bills receivable	9,344	77,338	13,306
Other receivables	262	2,176	2,297
Inventories	1,921	15,903	18,350

Total current assets	36,950	305,850	156,895

Property and equipment, net	401	3,317	2,961

Other assets	—	—	344

	401	3,317	3,305

TOTAL ASSETS	37,351	309,167	160,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	6,411	53,063	44,564
Bank borrowings	6,489	53,707	—
Amount due to holding company	—	—	50,356
Amount due to other related party	265	2,192	1,592
Dividend payable	—	—	41,387
Income tax payable	180	1,487	902
Accrued expenses and other liabilities	1,026	8,506	3,745

Total current liabilities	14,371	118,955	142,546

Minority interest	508	4,204	—

Commitments and contingencies (note 12)	—	—	—

Shareholders’ equity:
Common Stock (USD0.01 par value—authorized 200,000,000 shares in 2004 and 50,000,000 shares in 2003; shares issued and outstanding 25,361,025 in 2004 and 20,251,075 in 2003)	254	2,099	1,676
Additional paid-in capital	14,302	118,383	12,407
Deferred stock-based compensation	(30)	(247)	—
Retained earnings	7,946	65,773	3,571

Total shareholders’ equity	22,472	186,008	17,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	37,351	309,167	160,200

See notes to consolidated financial statements.

COMTECH GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year ended December 31,
	2004	2004	2003	2002
	USD	RMB	RMB	RMB
Net revenue	75,587	625,656	357,805	207,607
Cost of revenue	(64,127)	(530,800)	(306,939)	(190,265)

Gross profit	11,460	94,856	50,866	17,342
Selling, general and administrative expenses	(2,549)	(21,092)	(19,358)	(6,419)
Research and development expenses	(739)	(6,121)	(983)	(1,042)
Other operating income	134	1,110	—	—

Income from operations	8,306	68,753	30,525	9,881
Interest expense	(260)	(2,156)	(801)	—
Interest income	5	38	54	157

Income before income tax	8,051	66,635	29,778	10,038
Income tax	(278)	(2,300)	(1,295)	(820)

Income before minority interest	7,773	64,335	28,483	9,218
Minority interest	(258)	(2,133)	—	—

Net income	7,515	62,202	28,483	9,218

Earnings per share
Basic	0.35	2.87	1.41	0.46

Diluted	0.34	2.84	1.41	0.46

Weighted average number of ordinary shares outstanding
Basic	21,690,560	21,690,560	20,251,075	20,251,075

Diluted	21,885,053	21,885,053	20,251,075	20,251,075

See notes to consolidated financial statements.

COMTECH GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares and per share amounts)

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Retained earnings	Total shareholders’ equity
	Number of shares	RMB	RMB	RMB	RMB	RMB
Balance at January 1, 2002 (note 16)	20,251,075	1,676	12,324	—	7,257	21,257
Capital contribution	—	—	83	—	—	83
Net income	—	—	—	—	9,218	9,218

Balance at December 31, 2002	20,251,075	1,676	12,407	—	16,475	30,558
Net income	—	—	—	—	28,483	28,483
Dividend	—	—	—	—	(41,387)	(41,387)

Balance at December 31, 2003	20,251,075	1,676	12,407	—	3,571	17,654
Shares of stock held by Trident’s shareholders	1,959,950	162	162	—	—	324
Recapitalization in connection with the Share Exchange Transaction	—	—	23,181	—	—	23,181
Deferred stock-based compensation	—	—	348	(348)	—	—
Amortisation of deferred stock-based Compensation	—	—	—	101	—	101
Issue of shares in connection with private placement	3,150,000	261	82,285	—	—	82,546
Net income	—	—	—	—	62,202	62,202

Balance at December 31, 2004	25,361,025	2,099	118,383	(247)	65,773	186,008

Balance at December 31, 2004 (in thousands of USD)		254	14,302	(30)	7,946	22,472

See notes to consolidated financial statements.

COMTECH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2004	2003	2002
	USD	RMB	RMB	RMB
Cash flows from operating activities:
Net income	7,515	62,202	28,483	9,218
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation expense	111	913	427	455
Minority interest	258	2,133	—	—
Stock based compensation cost	12	101	—	—
Changes in operating assets and liabilities, net of businesses acquired
Trade accounts receivable	(8,649)	(71,588)	(24,662)	(22,549)
Bills receivable	(7,736)	(64,032)	(7,164)	(5,142)
Other receivables	651	5,380	(784)	(640)
Inventories	500	4,136	(11,437)	(5,964)
Amount due from other related party	—	—	298	—
Trade accounts payable	167	1,386	(11,137)	3,963
Amount due to other related party	72	600	(1,573)	(1,332)
Income tax payable	70	585	816	(98)
Accrued expenses and other liabilities	(261)	(2,155)	1,327	(630)

Net cash used in operating activities	(7,290)	(60,339)	(25,406)	(22,719)

Cash flows from investing activities:
Acquisition of a new business	(109)	(906)	—	—
Purchases of property and equipment	(125)	(1,033)	(1,017)	(380)
Changes in other assets	41	344	(300)	—

Cash used in investing activities	(193)	(1,595)	(1,317)	(380)

Cash flows from financing activities:
Net cash inflow from issue of shares (net of transaction cost)	10,152	84,036	—	—
Net cash inflow from share exchange transaction (net of transaction cost)	3,225	26,695	—	—
New bank borrowings	6,489	53,707	—	—
Repayment of amount due to holding company	(6,084)	(50,356)	—	—
Payment of 2003 dividend	(5,000)	(41,387)	—	—
Amount received from holding company	—	—	45,212	5,144
Capital contribution	—	—	—	83

Net cash provided by financing activities	8,782	72,695	45,212	5,227

Net increase (decrease) in cash and cash equivalents	1,299	10,761	18,489	(17,872)
Cash at beginning of the year	3,708	30,683	12,194	30,066

Cash at end of the year	5,007	41,444	30,683	12,194

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	260	2,156	801	—

Income taxes	194	1,608	479	918

See notes to consolidated financial statements.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Comtech Group, Inc., formerly Trident Rowan Group Inc, (the “Parent”) and its subsidiaries (together, the “Company”) provide customized module design solutions to various manufacturers in the mobile handset and telecom equipment industries in China. The Company currently offers their customers over 500 design solutions and product lines integrating components from many suppliers. The Company purchases the specific components from their suppliers and generates revenue through the sale of the specific components that are incorporated in their module design.

Jeffrey Kang, the Company’s principal shareholder and chief executive officer, directly or through entities he controls, currently has a controlling interest in the Company. Mr. Kang thus has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of the Company’s assets.

The Share Exchange Transaction

On May 25, 2004, the Parent entered into a Share Exchange Agreement (the “Exchange Agreement”) with Comtech Group pursuant to which the Parent acquired all of the issued and outstanding shares of Comtech Group in exchange for the issuance in the aggregate of 20,251,075 shares of the Parent on July 22, 2004. As a result of the transaction, Comtech Group became a wholly-owned subsidiary of the Parent and because the former shareholders of Comtech Group acquired approximately 91.2% of the Parent’s outstanding stock, the Share Exchange Transaction was accounted for as a reverse acquisition in which Comtech Group was deemed to be the accounting acquirer and the Parent the legal acquirer. The Parent changed its name to Comtech Group, Inc. on August 2, 2004.

As a result of the Share Exchange Transaction the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Comtech Group, as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Comtech Group prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction. The Company’s shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

Because the Parent was a non-operating public shell company, before the Share Exchange Transaction, no goodwill has been recorded in connection with the transaction and the costs incurred in connection with such have been charged directly to equity. The assets and liabilities of the Parent acquired under the Share Exchange Transaction are as follows:

RMB
Net assets acquired:
Cash	32,367
Other receivables	2,853
Accrued expenses and other liabilities	(5,126)
Minority interest	(917)

29,177
Less: Transaction costs (note)	(5,672)

23,505

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Note:	In connection with the Share Exchange Transaction with the Parent, the Company has paid USD160 (RMB1,324) to a financial advisor under a service agreement and such amount has been included in the transaction costs as stated above. In addition, pursuant to the service agreement, the Company is required to issue warrants to the financial advisor to purchase common stock of the Company. Details of warrants issued are disclosed in Note 17.

As a part of the Share Exchange Transaction, the Company assumed fully vested options previously issued by the Parent to purchase 115,000 shares of common stock with an exercise price of USD 3.00 per share. Additionally, the Company assumed 925,417 fully exercisable common stock warrants. Each warrant represents the right to receive 1 share of the Company’s common stock, at an exercise price of USD3.00 per share for 484,452 common stock warrants and USD2.50 per share for 440,965 common stock warrants. The options and warrants assumed from the Parent expire on July 1, 2009.

The terms of the Exchange Agreement provide for the issuance of up to 30,173,047 additional shares to the original shareholders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by the Parent in the Exchange Agreement, which indemnification provision will expire 30 days following the date of filing of the Company’s annual report on Form 10-K, but in no event earlier than April 30, 2005. The issuance of additional shares pursuant to this indemnification provision would result in dilution to shareholders of the Company. As of the balance sheet date, the Company is not aware of any such breach or the threat of a breach.

Acquisitions and Newly Formed Subsidiaries

On January 18, 2004, the Company signed an agreement to acquire 60% of Shanghai E&T System Co., Ltd., which is located in the PRC, for cash consideration of RMB1,200 (USD145). The total assets and liabilities of the acquired subsidiary was RMB9,235 (USD1,116) and RMB8,035 (USD971), respectively.

On March 18, 2004, the Company established a 100% owned subsidiary, Comtech Software Technology (Shenzhen) Co, Ltd., in the PRC. The Company contributed RMB4,966 (USD600) to this new subsidiary, which represented 100% of the registered capital of this subsidiary.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

As of December 31, 2004, the ownership structure of the Company as a result of the Share Exchange Transaction is as follows:

Note (a):	The Company holds 98.6% shares in OAM S.P.A. and 60% shares in Shanghai E & T.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Prior to the Share Exchange Transaction and the incorporation of the Comtech Group, the Company conducted its business through Shenzhen Comtech, which then wholly owned Comtech Hong Kong. During 2002 and 2003, the Company underwent a group reorganization, which consisted of the following: (i) incorporation of the Comtech Group; (ii) establishment of Comtech China and Comtech Holding as wholly owned subsidiaries of the Comtech Group; (iii) establishment of Comtech Communication as a wholly owned subsidiary of Comtech China, (iv) transfer of the ownership in Comtech Hong Kong from Shenzhen Comtech to Comtech Holding on August 28, 2002, and (v) transfer of the direct ownership in Shenzhen Comtech by the original shareholders (the “Original Shareholders”) of Shenzhen Comtech. The Original Shareholders, on December 30, 2003, transferred to Comtech China their direct ownership interests in Shezhen Comtech at no consideration.

In order to effect the transfer of the direct ownership in Shenzhen Comtech, the Original Shareholders and Comtech China entered into an Agreement whereby the beneficial ownership interest in Shenzhen Comtech was transferred, but the legal title remained in the name of the Original Shareholders in order to comply with Chinese laws.

The transactions described in the preceding paragraphs are reorganization of companies under common control and were accounted for at historical cost. The accompanying consolidated financial statements reflect the historical result of operations and cash flows of the Company during each respective period and include the results of operations and cash flows of Shenzhen Comtech and Comtech Hong Kong from January 1, 2002. The share capital of Shenzhen Comtech was accounted for as an additional equity contribution by the original shareholders and was presented in shareholders’ equity as “Additional paid-in capital”.

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principle of consolidation

The consolidated financial statements include the financial statements of Comtech Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash consisted of cash in bank and the Company does not have any cash equivalents.

Trade accounts receivable

Trade accounts receivable are stated at the nominal value and are reduced by appropriate allowances for estimated irrecoverable amounts.

Bills receivable

Bills receivable from banks are unsecured, non-interest bearing and without recourse.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Inventories

Inventories, which primarily consist of telecommunication system equipment, mobile handset components and network protection devices, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of property and equipment are as follows:

Office building	10 years
Machinery	5 years
Furniture and office equipment	5 years
Motor vehicles	5 years

Major improvements of property and equipment are capitalized, while expenditures for repairs, maintenance and minor renewals and betterments are expensed.

Long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable according to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by use of the assets. If the carrying amounts of long-lived assets are not recoverable, the impairment loss to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair values. No impairment loss was recorded for all periods presented.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue recognition

Sales of telecommunication system equipment, mobile handset components and network protection devices are recorded when the equipment is delivered, title has passed to the customers and the Company has no further obligations to provide services related to the operation of such equipment. Revenue is recorded net of value added tax incurred. Such value added taxes amounted to RMB109,757 (USD13,260), RMB41,693 and RMB21,075, for the year ended December 31, 2004, 2003 and 2002, respectively.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Cost of revenue

Cost of revenue includes purchase costs and shipping and handling costs for products sold, and direct costs associated with the delivery of the equipment, including salaries, employee benefits and overhead costs associated with employees providing the related services.

Foreign currency translation

The functional currency of the Company is the Renminbi (“RMB”). Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the consolidated statements of operations as a component of current period earnings.

Translation into United States Dollars

The financial statements of the Company are stated in RMB. The translation of RMB amounts at and for the year ended December 31, 2004 into United States dollars (“USD”) are included solely for the convenience of readers and have been made at the rate of RMB 8.2773 to USD 1. Such translations should not be construed as representations that RMB amounts could be converted into USD at that rate or any other rate.

Fair value of financial instruments

The carrying amounts of cash, bills receivable, trade accounts receivable, trade accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States dollars. The PRC subsidiaries’ products are primarily procured, sold and delivered in the PRC for RMB. Thus, their revenues and profits are predominantly denominated in RMB. Should the RMB devalue against United States dollar, such devaluation could have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC entities to the Company.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with financial institutions with high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. During the years presented, the Company’s comprehensive income represents its net income.

Research and development expenses

Expenditures on research and development activities is recognised as an expense in the period in which it is incurred. These expenditures amounted to RMB6,121 (USD739), RMB983 and RMB1,042 for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings per share

Basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. Under this method, compensation cost for stock options, warrants and stock awards is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock option plan and stock purchase rights been accounted for using the fair value of awards at the grant date in accordance with the method of Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been as follows:

For the year ended December 31:

		2004	2004	2003	2002
		USD	RMB	RMB	RMB
Net income, as reported		7,515	62,202	28,483	9,218
Add: Stock based compensation costs as reported		12	101	—	—
Less: Stock based compensation costs under fair value based method for all awards		(254)	(2,103)	—	—

Pro forma net income		7,273	60,200	28,483	9,218

Shares used in computation
Basic		21,690,560	21,690,560	20,251,075	20,251,075

Diluted		21,885,053	21,885,053	20,251,075	20,251,075

Earnings per share—basic	As reported	0.35	2.87	1.41	0.46
	Pro forma	0.34	2.78	1.41	0.46

Earnings per share—diluted	As reported	0.34	2.84	1.41	0.46
	Pro forma	0.33	2.75	1.41	0.46

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

The weighted average fair value of options granted during 2004 was RMB13.24 (USD1.60) per share, using the Black-Scholes option-pricing model based on the following assumptions:

Risk-free interest rate	4.78% to 4.99%
Expected life	5.25 to 6.50 years
Expected volatility	36% to 37%
Expected dividend yield	—

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective July 1, 2005.

Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company has not yet determined which methodology it will adopt but believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 2 pursuant to the disclosure requirements of SFAS No. 123.

3.	INVENTORIES

	2004	2004	2003
	USD	RMB	RMB
Raw materials	114	946	8,100
Finished goods	1,807	14,957	10,250

	1,921	15,903	18,350

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Inventories amounting to RMB628 (USD76), were written off in 2004. There was no write off of inventories in 2003 and 2002, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	2004	2004	2003
	USD	RMB	RMB
Office building	202	1,672	1,672
Machinery	38	317	76
Furniture and office equipment	246	2,035	1,073
Motor vehicles	193	1,593	1,526

Total	679	5,617	4,347
Less: accumulated depreciation	278	2,300	1,386

Property and equipment, net	401	3,317	2,961

Depreciation expense charged to income from operations for the year ended December 31, 2004, 2003, and 2002 was RMB913 (USD111), RMB427, and RMB455, respectively.

5.	BANK BORROWINGS AND BANKING FACILITIES

On July 21, 2004, Comtech Hong Kong, a wholly-owned subsidiary of the Company, entered into a RMB33,109 (USD4,000) revolving credit facility (the “Facility”) with the Bank of Communications Hong Kong branch (the “Bank of Communication”). On September 14, 2004, the amount of the Facility was increased to RMB82,773 (USD10,000). As of December 31, 2004, the outstanding loan balance under the Facility was approximately RMB23,157 (USD2,798). These bank borrowings were raised for general working capital purposes of the Company and RMB8,095 (USD978) of them were directly used for settlement of amount owed to Comtech Global Investment Ltd. during 2004. The Facility is secured by funds on deposit with the Bank of Communication owned by Jeffrey Kang, the Company’s principal shareholder and Chief Executive Officer, in an amount equal to the borrowings. The facility bears interest at the higher of LIBOR or 1.5% over the deposit rate, payable monthly. The effective interest rate is 2.42% as of December 31, 2004.

On August 24, 2004, Comtech Communication, a wholly-owned subsidiary of the Company, entered into a factoring agreement (the “Agreement”) with Guangdong Development Bank Shenzhen branch (the “Guangdong Development Bank”). Pursuant to the Agreement, accounts receivable from UT Starcom with the maximum amount of RMB30,000 (USD3,624) can be transferred to the Guangdong Development Bank with recourse. An amount equal to 30% of the accounts receivable transferred is secured by funds of Comtech Communication deposited with the Guangdong Development Bank. The factoring arrangement bears interest at the PRC official loan interest rate as of December 31, 2004, payable monthly. The effective interest rate is 5.22% as of December 31, 2004. As of December 31, 2004, the Company had no factored accounts receivable outstanding under the Agreement and had no pledged deposit with the Guangdong Development Bank.

Certain of the Company’s customers enter into arrangements with their respective banks for a line of credit for purposes of settling their bills. Under such arrangements, the Company is entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on the consolidated balance sheet. The Company, in certain circumstances, has arranged to transfer

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

with recourse on a revolving basis certain of its bills receivable to its bank. Under this discounting arrangement, the bank pays a discounted amount to the Company and collects the amounts owed from the customers’ banks. The discount is typically 0.8% of the balance transferred, which is recorded as interest expense. As of December 31, 2004, the Company had discounted bills receivable amounting to approximately RMB30,550 (USD3,691) under such facility arrangement. The Company had no discounted bills receivable as of December 31, 2003, and 2002 respectively.

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows:

	2004	2004	2003
	USD	RMB	RMB
Legal and professional fees	436	3,609	828
Commission fee payables	346	2,869	—
Other accruals and liabilities	244	2,028	2,917

	1,026	8,506	3,745

7.	INCOME TAXES

The provision for income taxes consists of the following:

	2004	2004	2003	2002
	USD	RMB	RMB	RMB
PRC, excluding Hong Kong	247	2,046	1,187	740
Hong Kong	31	254	108	80

	278	2,300	1,295	820

The subsidiaries that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes under those jurisdictions.

The PRC statutory tax rate is 33%. Shenzhen Comtech, Comtech Communication and Comtech Software are located in the Shenzhen Special Economic Zone in the PRC, which is subject to a reduced tax rate of 15%. Since the PRC subsidiaries have agreed to operate for a minimum of 10 years in the PRC, a two-year tax holiday from the first year profit making year is available, following which in the third through fifth years there is a 50% reduction to 7.5%. The following details the tax concessions received for the Company’s PRC subsidiaries:

•	Shenzhen Comtech is subject to a PRC preferential income tax rate at 7.5% in 2002, 2003 and 2004.

•	Comtech Communication is under a tax holiday in 2003 and 2004, and a lower income tax rate of 7.5% until 2007.

•	Comtech Software has no assessable profit in 2004 and is currently applying for a tax holiday in the PRC.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Shanghai E & T is located in Shanghai Qingpu Zone and is taxed on a deemed basis at 0.5% of its turnover in accordance with the tax guidelines issued by the local tax authority in Qingpu Zone in 2004.

Comtech Hong Kong is subject to Profit Taxes in Hong Kong at 16% in 2002, and 17.5% in 2003 and 2004.

A reconciliation of income tax expense to the amount computed by applying the PRC statutory tax rate to the income before income tax in the consolidated statements of operations is as follows:

	2004	2004	2003	2002
	USD	RMB	RMB	RMB
Income before income tax	8,051	66,635	29,778	10,038
PRC statutory tax rate	33%	33%	33%	33%
Income tax expense at PRC statutory tax rate	2,657	21,990	9,827	3,313
Effect of preferential income tax rate	(1,529)	(12,656)	(5,082)	(2,425)
Effect of tax exemptions granted to a PRC subsidiary	(870)	(7,199)	(5,147)	—
Effect of the different income tax rate in other tax jurisdictions	(27)	(225)	(91)	(90)
Non-deductible (taxable) items	54	448	1,444	(4)
Others	(7)	(58)	344	26

	278	2,300	1,295	820

There was no significant deferred tax asset or liability as of December 31, 2004, and 2003.

Tax that would otherwise have been payable without tax holiday and tax concessions amounts to approximately RMB19,855 (USD2,399), RMB10,229, RMB2,425 in the years ended December 31, 2004, 2003, and 2002, respectively (representing a decrease in the basic earnings per share of RMB0.92, RMB0.51, and RMB0.12 and diluted earnings per share of RMB0.91, RMB0.51, and RMB0.12 in the years ended December 31, 2004, 2003 and 2002, respectively).

For United States federal income tax purposes, the Company has assumed net operating loss carry-forwards of approximately US$12.7 million from the Parent as part of the Share Exchange Transaction. These losses will expire from 2006 through 2020. It is management’s opinion that it is more likely than not such loss carry-forwards will not be realised, therefore, full valuation allowance has been provided. In addition, United States income taxes have not been provided on unremitted earnings of subsidiaries located outside of the United States as such earnings are considered to be permanently reinvested.

8.	STOCK-BASED COMPENSATION

In 1995, the Parent Board of Directors adopted, and the stockholders approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), pursuant to which 5,000 options would be granted annually to each non-employee director of Parent for each full fiscal year of service on the Board. As part of the Share Exchange Transaction with Parent, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. In addition to the options under the Directors’ Plan, the Company also assumed 925,417 fully exercisable common stock warrants. Each warrant represents the right to receive 1 share of the Company’s common stock. The Directors’ Plan expires on December 31, 2005, however, the options exercisable under the Directors’ Plan terminate on July 1, 2009. The Company does not intend to issue any additional options under the Directors’ Plan.

On August 3, 2004, the Board of Directors adopted the Comtech Group, Inc. 2004 Stock Incentive Plan (the “Incentive Plan”) pursuant to which 2,500,000 shares of Common Stock are reserved for issuance upon exercise

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. As at December 31, 2004, 600,000 shares of Common Stock are remaining available for future issuance under the Incentive Plan. The purpose of the Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of the Company’s common stock. The Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the Plan is earlier terminated by the Board. Options granted under the Incentive Plan are either incentive stock options (i.e. options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the Internal Revenue Code and that do not result in tax deductions to us unless participants fail to comply with Section 422 of the Internal Revenue Code) or options that do not so qualify.

The Directors’ Plan and the Incentive Plan are administered by the Compensation Committee of the Board of Directors. The Compensation Committee selects the employees to whom awards are to be granted, the number of shares to be subject to such awards, and the terms and conditions of such awards (provided that any discretion exercised by the Compensation Committee must be consistent with resolutions adopted by the Board of Directors and the terms of the Incentive Plan).

The following summarizes the options and warrants outstanding:

	Stock warrants		Stock options
	Exercise price	Number of shares	Exercise price	Number of shares
	USD		USD
Outstanding at January 1, 2002, 2003 and 2004	—	—	—	—
Stock warrants assumed upon the Share Exchange Transaction on July 22, 2004	2.50	440,965	—	—
Stock warrants assumed upon the Share Exchange Transaction on July 22, 2004	3.00	484,452	—	—
Stock options assumed upon the Share Exchange Transaction on July 22, 2004	—	—	3.00	115,000
Stock options granted under the Incentive Plans on August 16, 2004	—	—	3.00	210,000
Stock options granted under the Incentive Plans on November 11, 2004	—	—	3.74	1,690,000

Outstanding at December 31, 2004		925,417		2,015,000

The average exercise price for the stock warrants and stock options are USD2.76 per share and USD3.62 per share, respectively.

The warrants and options assumed from Parent expire on July 1, 2009 and are all exercisable as of December 31, 2004.

Of the 210,000 options, options vest as follows: (1) 39,375 shares vest on February 1, 2005 or vesting in equal monthly installments over the six months from August 16, 2004 (2) 118,125 shares vest in equal monthly installments over the period from February 2, 2005 to August 1, 2006, and (3) 52,500 shares vest in equal monthly installments over the period from August 2, 2006 to August 1, 2007. With respect to the 1,690,000 options granted, 20,000 options were fully vested in 2004, 52,500 options vest quarterly during the year following the date of grant, and the remaining 1,617,500 options vest quarterly over a period of 3 years starting from the date of the grant.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

The options granted under the Incentive Plan expire 10 years from the date of the grant. Compensation cost recognised for the year ended December 31, 2004 under APB Opinion No. 25 amounted to RMB 101 (USD12). The Company has no compensation cost recognised under APB Opinion No. 25 for the year ended December 31, 2003 and 2002, respectively.

9.	EARNINGS PER SHARE

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

	2004	2003	2002
Weighted average number of shares outstanding—basic	21,690,560	20,251,075	20,251,075
Dilutive effect of stock options and warrants	194,493	—	—

Weighted average number of shares outstanding—diluted	21,885,053	20,251,075	20,251,075

As disclosed in note 1, in connection with the Share Exchange Transaction, the terms of the Exchange Agreement with Parent provide for the issuance of up to 30,173,047 additional shares to the original holders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by Parent in the Exchange Agreement, which indemnification provision will expire 30 days following the date of filing of the Company’s annual report on Form 10-K, but in no event earlier than April 30, 2005. The issuance of additional shares pursuant to this indemnification provision would result in dilution to other shareholders. The above diluted earnings per share calculations have not included these contingently issuable shares because the Company has not aware of any such breach or the threat of a breach as of December 31, 2004.

Further, the Company entered into an employment contract with its Chief Financial Officer (“Employment Contract”), the terms of the Employment Contract provide that in the event the Company engage in an underwritten offering of shares of common stock which yields gross proceeds to the Company in excess of RMB248,319 (USD30,000), all of the 210,000 stock options will accelerate and be fully vested. As of December 31, 2004, the Company did not consider the acceleration of the vesting to be probable.

10.	MINORITY INTEREST

Minority interests represent a 40% interest in Shanghai E & T and a 1.6% interest in OAM S.P.A. held by the minority shareholders.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company believes it operates in one segment, and all financial segment information can be found in the consolidated financial statements.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Geographic Information

The Company has substantially all of its operations in the PRC, and accordingly attributes all of its revenues to these operations based on the selling location. All of the Company’s long lived assets are located in the PRC.

12.	COMMITMENTS AND CONTINGENCIES

(a)	The Company has operating lease agreements principally for its office facilities. The leases have remaining terms of one to thirty-six months. Rental expense was RMB1,590 (USD192), RMB418 and RMB958 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments under non-cancellable operating lease agreements as of December 31, 2004 were as follows:

	2004	2004
	USD	RMB
Fiscal year
2005	158	1,307
2006	85	703

Total	243	2,010

(b)	As at December 31, 2004, the Company has outstanding purchase orders for components from suppliers in the amount of approximately RMB21,404 (USD2,586). The Company does not have any minimum purchase obligations with these suppliers. Other than as disclosed above, the Company had no other contractual obligations and had no off-balance sheet guarantees or arrangements or transactions as at December 31, 2004.

13.	RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

Amount due to other related party

	2004	2004	2003
	USD	RMB	RMB
Matsunichi Electronics (Hong Kong) Limited (“Matsunichi”)	192	1,592	1,592
Viewtran Technology Limited (“Viewtran”)	73	600	—

	265	2,192	1,592

Mr. Kang Jing Wei has a controlling interest in Viewtran and Matsunichi.

Amount due to holding company

Comtech Global Investment Ltd.	—	—	50,356

The amount due to other related party and amount due to holding company represent cash advances to or from them and were unsecured, non-interest bearing and had no fixed repayment terms.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

Related Party Transactions

In 2003, the Company acted as an agent for Viewtran for certain sales transactions, totalling RMB5,456 (USD659). The Company recorded no profit or loss on these transactions. The agreement under which the Company carried out these transactions expired on December 31, 2003.

14.	MAINLAND CHINA PROFIT APPROPRIATION

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company’s PRC subsidiaries in the PRC registered as foreign-owned enterprise must make appropriations from after-tax profit to non-distributable reserve funds as determined by the board of directors of the relevant PRC subsidiaries. There reserves include a (1) general reserve, (2) enterprise expansion fund and (3) staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires annual appropriations of not less than 10% of after-tax profit (as determined under accounting principles and financial regulations applicable to PRC enterprises at each year-end); the other fund appropriations are at the Company’s discretion. These reserves can only be used for specific purposes and are not distributable as cash dividends. Shenzhen Comtech, a domestic enterprise established in the PRC, was also subject to similar statutory reserve funds requirements. The balance of the statutory reserves shown in the management accounts and statutory accounts of the Company’s PRC subsidiaries amounted to RMB7,892 and RMB5,380 as of December 31, 2004 and 2003, respectively.

15.	CONCENTRATION OF CREDIT

A substantial percentage of the Company’s sales are made to four customers. Details of the customers accounting for 10% or more of total net revenue in any of the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Company A	11%	24%	30%
Company B	13%	14%	*
Company C	12%	*	*
Company D	*	*	12%

*	Less than 10%

Details of the accounts receivable from the three customers with the largest receivable balances at December 31, 2004 and 2003 are as follows:

	Percentage of accounts receivable
	2004	2003
Company A	18%	—
Company B	10%	11%
Company C	6%	—
Company D	—	10%
Company E	—	8%

Three largest receivable balances	34%	29%

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share amounts)

16.	EMPLOYEE BENEFIT PLANS

Certain employees of the Company in the PRC are entitled to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Company is required to make contributions to the government-managed retirement plan at 6.5% to 9% of the monthly basic salaries of certain employees. The expense of such arrangements to the Company for the year ended December 31, 2004, 2003 and 2002 was RMB270 (USD33), RMB179 and RMB87, respectively.

The Company operates a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the scheme are held separately from those of the Company by trustees. The Company contributes 5% of relevant payroll costs to the scheme, which contribution is matched by employees. The contributions paid by the Company for the years ended December 31, 2004, 2003 and 2002 were RMB32 (USD4), RMB34 and RMB36, respectively.

17.	SUBSEQUENT EVENT

As stated in note 1, the Company’s board of directors approved a one-for-two reverse stock split of the Company’s common stock on January 14, 2005. The reverse stock split was effected on the market open on January 14, 2005 thereby reducing 50,722,050 shares of issued common stock to 25,361,025 shares. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants), have been retroactively restated in the accompanying consolidated financial statements and notes thereto for all periods presented to reflect the reverse stock split.

On January 17, 2005 and February 23, 2005, the Company entered into an Equity Joint Venture Agreement with Broadwell Group Ltd. (“Broadwell”) to establish a joint venture in Hong Kong (the “JV”) and a Memorandum of Understanding on Equity Joint Venture Agreement between the Company and Broadwell, respectively. The Company will hold 55% of the equity interests in the JV and Broadwell will hold 45% of the equity interests. The JV will distribute semiconductor and other related products for Broadcom Singapore, a subsidiary of Broadcom Corporation, as well as other products introduced by Broadwell. Pursuant to the Memorandum of Understanding on Equity Joint Venture Agreement, the Company shall not have any commitment on providing operational funding and credit facilities to the JV.

On January 19, 2005, Comtech Group, Inc. granted 30,000 stock options to two of its directors under the Comtech Group, Inc. 2004 Stock Incentive Plan at an exercise price of USD5.50 per share. The 30,000 stock options are vesting quarterly for a period of 3 years from the date of grant.

On January 31, 2005, the Company has agreed to issue common stock warrants of 325,000 shares to the financial advisor as part of the financial advisory fee payable in connection with the Share Exchange Transaction of the Company consummated in July 22, 2004. The holders of these common stock warrants were granted piggyback registration rights.