Form 10-Q
period 2005-03-31
Comtech Group Inc
filed 2005-05-16
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 0-27436

Comtech Group, Inc.

(Exact name of registrant as specified in its charter)

Maryland	94-3171940
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1001, Tower C, Skyworth Building

High-Tech Industrial Park

Nanshan, Shenzhen 518057, PRC

(Address of Principal Executive Offices including zip code)

011-86-755-267-43210

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 25,532,898 shares of the Registrant’s Common Stock issued and outstanding on March 31, 2005.

Comtech Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

As of March 31, 2005 and December 31, 2004

	Mar 31, 2005 US$’000	Mar 31, 2005 RMB’000	Dec 31, 2004 RMB’000
Assets
Current assets:
Cash	5,168	42,771	41,444
Trade accounts receivable, net of allowance for doubtful accounts	24,350	201,532	168,989
Bills receivable	4,363	36,109	77,338
Other receivables	465	3,852	2,176
Inventories	3,989	33,017	15,903

Total current assets	38,335	317,281	305,850

Property and equipment, net	419	3,467	3,317

Total Assets	38,754	320,748	309,167

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	8,502	70,370	53,063
Bank borrowings	4,137	34,236	53,707
Amount due to other related party	192	1,592	2,192
Income tax payable	345	2,857	1,487
Accrued expenses and other liabilities	730	6,043	8,506

Total current liabilities	13,906	115,098	118,955

Minority interests	596	4,933	4,204

Shareholders’ equity
Common stock	255	2,113	2,099
Additional paid-in capital	14,165	117,236	118,383
Deferred stock-based compensation	(26)	(216)	(247)
Retained earnings	9,858	81,584	65,773

Total stockholders’ equity	24,252	200,717	186,008

Total liabilities and stockholders’ equity	38,754	320,748	309,167

See notes to condensed consolidated financial statements.

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three months ended March 31, 2005 and 2004

	Q1 2005 US$’000	Q1 2005 RMB’000	Q1 2004 RMB’000
Net revenue	20,782	172,001	153,754
Cost of revenues	(17,606)	(145,716)	(130,092)

Gross profit	3,176	26,285	23,662

Selling, general and administrative expenses	(797)	(6,607)	(2,520)

Research and development expenses	(156)	(1,287)	(809)

Income from operations	2,223	18,391	20,333
Interest expense	(47)	(393)	(322)
Interest income	3	29	11

Income before income tax	2,179	18,027	20,022
Income tax	(180)	(1,487)	(465)

Income before minority interests	1,999	16,540	19,557
Minority interests	(88)	(729)	(697)

Net income	1,911	15,811	18,860

Earnings per share
- Basic	0.08	0.62	0.93

- Diluted	0.07	0.59	0.93

Weighted average number of shares outstanding
- Basic	25,381,853	25,381,853	20,251,075

- Diluted	26,871,865	26,871,865	20,251,075

See notes to condensed consolidated financial statements.

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

	Q1 2005 US$’000	Q1 2005 RMB’000	Q1 2004 RMB’000
Cash flows from operating activities:
Net income	1,911	15,811	18,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	22	180	157
Minority interest	88	729	697
Stock based compensation cost	4	31	0
Changes in operating assets and liabilities:
Trade accounts receivable	(3,932)	(32,543)	(39,439)
Bills receivable	4,982	41,229	8,567
Other receivables	(203)	(1,676)	(1,909)
Inventories	(2,068)	(17,114)	(13,527)
Trade accounts payable	2,091	17,307	23,403
Amount due to other related party	(72)	(600)	—
Income tax payable	166	1,370	(301)
Accrued expenses and other liabilities	(296)	(2,449)	2,266

Cash provided by (used in) operating activities	2,693	22,275	(1,226)

Cash flows from investing activities:
Acquisition of a new business	—	—	(906)
Purchases of property and equipment	(40)	(330)	(17)
Changes in other assets	—	—	344

Cash used in investing activities	(40)	(330)	(579)

Cash flows from financing activities:
Payment of transaction cost in connection with issue of shares	(139)	(1,147)	0
Repayment of bank borrowings	(2,353)	(19,471)	0
Repayment of amount due to holding company	0	0	(7,000)

Cash used in financing activities	(2,492)	(20,618)	(7,000)

Net increase (decrease) in cash and cash equivalents	161	1,327	(8,805)

Cash at beginning of the period	5,007	41,444	30,683

Cash at end of the period	5,168	42,771	21,878

See notes to condensed consolidated financial statements.

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts)

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the “Parent”) and its subsidiaries (together, the “Company”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of the Company’s accounting principles, and other footnote information, reference is made to the Registrant’s Audited Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004 included in the Company’s Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 31, 2005. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements are reported in Renminbi (“RMB”) because all of the Company’s material operating entities are based in and operated entirely within the People’s Republic of China. The translation of RMB amounts into U.S. dollar amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$1 to RMB 8.2765, the approximate exchange rate at March 31, 2005. Such transactions should not be construed as representations that the RMB amounts could be converted into USD at that rate or any other rate.

Note 2 – Organization And Nature Of Business

The Company provides over 500 customized module design solutions and product lines integrating components from many suppliers to various manufacturers in the wireless handset and telecom equipment industries in China. The Company purchases the specific components and generates revenue through the sale of the specific components that are incorporated in their modules.

Mr. Jeffrey Kang, the Company’s principal shareholder and chief executive officer, directly or through entities he controls, currently has a controlling interest in the Company. Mr. Kang thus has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of the Company’s assets.

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

(in thousands, except shares and per share amounts)

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

As a part of the Share Exchange Transaction, the Company assumed fully vested options previously issued by the Parent to purchase 115,000 shares of common stock with an exercise price of USD3.00 per share. Additionally, the Company assumed 925,417 fully exercisable common stock warrants. Each warrant represents the right to receive 1 share of the Company’s common stock, at an exercise price of USD3.00 per share for 484,452 common stock warrants and USD2.50 per share for 440,965 common stock warrants. The options and warrants assumed from the Parent expire on July 1, 2009.

The Company’s board of directors approved a one-for-two reverse stock split of the Company’s common stock on January 14, 2005. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants), have been retroactively restated in the accompanying condensed consolidated financial statements and notes thereto for all periods presented to reflect the reverse stock split.

The terms of the Exchange Agreement provide for the issuance of up to 30,173,047 additional shares to the original shareholders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by the Parent in the Exchange Agreement, which indemnification provision expired on April 30, 2005. On April 26, 2005, the Company sent a notice in relation to any potential damages in connection with a possible claim relating to a transaction entered into by the Parent prior to the consummation of the Exchange Agreement regarding Centerpoint Corporation.

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

On May 12, 2005, the Company entered an agreement related to United Information Technology Co. Ltd. (“UIT”), its newly established wholly owned subsidiary (the “Agreement”). UIT will engage in the storage solution business through a wholly owned subsidiary in the PRC. Pursuant to the Agreement, the Company agreed to inject into UIT an aggregate sum of USD4,000 in loan advances for working capital purposes, which will be made up of USD2,500 payable in May 2005 and USD1,500 payable in August 2005. In addition, UIT will license certain related technology from a third party who owns such technology at zero cost. If UIT reaches certain milestones specified in the Agreement, UIT will have an obligation in 2006 to purchase such technology and related intellectual property from the third party, and as a consideration of such purchase, UIT will issue a certain percentage of its equity to the third party.

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts)

Note 3 - Summary Of Principal Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Revenue recognition

Sales of telecommunication system equipment, wireless handset components and network protection devices are recorded when the equipment is delivered, title has passed to the customers and the Company has no further obligations to provide services related to the operation of such equipment. Revenue is recorded net of value added tax incurred. Such value added taxes amounted to 21,594 thousand (USD2,609 thousand) and RMB24,631, for the quarter ended March 31, 2005 and 2004, respectively.

Translation into United States Dollars

The financial statements of the Company are stated in RMB. The translation of RMB amounts at and for the quarter ended March 31, 2005 into United States dollars (“USD”) are included solely for the convenience of readers and have been made at the rate of RMB 8.2765 to USD1. Such translations should not be construed as representations that RMB amounts could be converted into USD at that rate or any other rate.

Research and development expenses

Expenditures on research and development activities is recognised as an expense in the period in which it is incurred. These expenditures amounted to RMB1,287 (USD156) and RMB809 for the quarters ended March 31, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005.

In accordance with the standard, the Company will adopt SFAS No. 123R effective January 1, 2006. Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company has not yet determined which methodology it will adopt but believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 5 pursuant to the disclosure requirements of SFAS No. 123.

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts)

Note 4 – Financing Arrangements

Certain of the Company’s customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, the Company is entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on the consolidated balance sheet. The Company, in certain circumstances, has arranged to transfer with recourse certain of its bills receivable to its bank. Under this discounting arrangement, the bank pays a discounted amount to the Company and collects the amounts owed from the customers’ banks. The discount is typically 0.8% of the balance transferred, which is recorded as interest expense. As of March 31, 2005, the Company had discounted bills receivable amounting to approximately RMB10,878 thousand (USD1,314 thousand). The Company had no discounted bills receivable as of March 31, 2004.

Note 5 - Stock-Based Compensation

Had compensation cost for the Company’s stock option plan and stock purchase rights been accounted for using the fair value of awards at the grant date in accordance with the method of Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been as follows:

For the three month period ended March 31, 2005:

RMB’000
(except per share numbers)
Net income, as reported	15,811
Add: Stock based compensation costs as reported	31
Less: Stock based compensation costs under fair value based method for all awards	(2,320)
Net income, pro forma	13,522
Earnings per share – basic
As reported	0.62
Pro forma	0.53
Earnings per share – diluted
As reported	0.59
Pro forma	0.50

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts)

The weighted average fair value of options granted for the Company’s option was RMB13.41 (USD1.62) per share, using the Black-Scholes option-pricing model based on the following assumptions:

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

	Three month period ended March 31 2005	Three month period ended March 31 2004
Weighted average number of shares outstanding – basic	25,381,853	20,251,075
Dilutive effect of stock options and warrants	1,490,012	—
Weighted average number of shares outstanding – diluted	26,871,865	20,251,075

As disclosed in note 2, in connection with the Share Exchange Transaction, the terms of the Exchange Agreement with the Parent provide for the issuance of up to 30,173,047 additional shares to the original holders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by Parent in the Exchange Agreement, which indemnification provision expired on April 30, 2005. The issuance of additional shares pursuant to this indemnification provision would result in dilution to other shareholders. Further, the Company entered into an employment contract with its Chief Financial Officer (“Employment Contract”), the terms of which provide that in the event the Company engages in an underwritten offering of shares of common stock which yields gross proceeds to the Company in excess of RMB248,295 (USD30,000), all of the 210,000 stock options will accelerate and be fully vested.

Note 7 – Subsequent Events

On April 26, 2005, the Company sent a notice in connection with any potential damages in connection with a possible claim discussed in note 2.

On April 1, 2005, the Company entered into an operating lease with its related company, Viewtran Technology Limited (“Viewtran”), with respect to a property to be used for research and development purposes. The property is located at High-tech Industrial Park in Shenzhen of PRC, with a total area of 354 square meter. The monthly rental is RMB28 (USD3), including property management fee and utility charges, and the lease period ends on March 31, 2006.

COMTECH GROUP INC. f/k/a TRIDENT ROWAN GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts)

On May 12, 2005, the Company entered an agreement related to UIT, its newly established wholly owned subsidiary (the “Agreement”). UIT will engage in the storage solution business through a wholly owned subsidiary in the PRC. Pursuant to the Agreement, the Company agreed to inject into UIT an aggregate sum of USD4,000 in loan advances for working capital purposes, which will be made up of USD2,500 payable in May 2005 and USD1,500 payable in August 2005. In addition, UIT will license certain related technology from a third party who owns such technology at zero cost. If UIT reaches certain milestones specified in the Agreement, UIT will have an obligation in 2006 to purchase such technology and related intellectual property from the third party, and as a consideration of such purchase, UIT will issue a certain percentage of equity to the third party.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital consumer electronic and storage solution products; expectations for the domestic wireless handset, telecom equipment, consumer electronic and storage solution end-markets in China; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in China’s wireless handset, telecom equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “expects,” “projects,” “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Overview

We are a leading provider of customized module design solutions in China and serve as a gateway to leading electronics manufacturers in China. We historically have focused on the wireless handset and telecom equipment end-markets, but have recently expanded our market scope to include the digital consumer electronics end-market. We work closely with leading manufacturers in these end-markets to develop solutions to meet their needs for customized module designs. Our customized module design solutions allow our customers to use enabling technology components from established technology component suppliers in a timely and cost-effective manner, reducing their time-to-market and lowering their overall costs. Over the last three years, we have worked with over 200 customers, including a majority of the largest and best-known manufacturers in the wireless handset and telecom equipment end-markets in China. In addition to these OEMs, our other customers include industry participants which support these OEMs, such as subsystem designers and manufacturers. In developing customized module design solutions for use in our customers’ products, we work closely with over 30 suppliers of enabling technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita.

Principal Factors Affecting Our Results Of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the last two years, wireless handset module related sales, which have higher profit margins than our telecom equipment module related sales, have increasingly constituted a significantly greater portion of our total net revenue.

Growth in end-marketindustries. The rapid growth of the domestic wireless handset, telecom equipment and consumer electronics products end-markets have been important drivers of growth of China’s electronics manufacturing industries. Specific segments that we expect to continue growing are the data communications segment, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment segments; the optical transmission systems segment; and the fixed line telecom network segment. The growth in these segments has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for wireless handset and telecom equipment products would materially affect our results of operations.

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled China’s domestic wireless handset and telecom equipment manufacturers to be competitive in the global marketplace. As an example, Huawei has become a major supplier of telecom equipment to international customers, while ZTE, a major manufacturer of wireless handset and telecom equipment in China, as well as other telecom equipment and wireless handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our wireless handset clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. We recently began targeting the consumer electronics end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating net revenue from customized module design solutions for consumer electronics products, primarily for IPTV set-top boxes and DTV, through sales to our existing customers, Haier, Konka, Lenovo, TCL and UTStarcom. We anticipate that sales related to the consumer electronics end-market that we recently entered will initially have higher profit margins than our wireless handset and telecom equipment modules related sales, though such higher margins may decline over time as the industry matures. Our success in the consumer electronics end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property and technological capabilities, to meet the needs of our customers that have expanded into or are expected to expand into the consumer electronics end-market.

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

Over the last three years, we have worked with over 200 customers. In addition to many of the largest China-based manufacturers of wireless handsets, telecom equipment and consumer electronics products, our customers include industry participants supporting these OEMs, such as subsystem designers and manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market.

Cost Of Revenue

Cost of revenue primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific enabling technology components purchased from key and other suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (DTV), JDS Uniphase (optoelectronic components), M-Systems (Flash memory, DiskOnChip), Matsushita (switches), NAIS (connectors, Relay), Pixelplus (CMOS sensors) and Sambu (speakers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

Operating Expenses

Selling, general and administrative expenses

Our selling expenses include expenditures to promote our new module solutions and gain a larger customer base, personnel expenses and travel and entertainment costs related to sales and marketing activities, and freight charges. We expense all these expenses as they are incurred. Selling expenses are expected to continue to grow in the future as we diversify by developing and acquiring new design capabilities and expanding into new end-markets.

General and administrative expenses include compensation and benefits for our general and administrative staff, professional fees, and general travel and entertainment costs. We expense all general and administrative expenses as they are incurred. We expect that general and administrative expenses will continue to increase for the foreseeable future as a result of our expected continued growth and the increased costs of complying with U.S. rules and regulations necessary to maintain our listing in the United States and comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Research and development expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of March 31, 2005, we had 30 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the wireless handset, telecom equipment and consumer electronics industries. Research and development expenses were significantly higher in the first quarter of 2005 than they were in the same period of 2004, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets such as consumer electronics.

Minority Interest

Minority interests consist of 40% of the outstanding equity interest in Shanghai E&T, and 1.4% of the outstanding equity interest in OAM, a non-operating Italian subsidiary, held by minority shareholders of these entities. For the three months ended March 31, 2005, approximately 7.6% (2004: 9%) of our total net revenue was generated through Shanghai E&T.

Taxation

We are a holding company incorporated in the State of Maryland and conduct substantially all our operations through our PRC operating companies. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we do not conduct any material business in the United States,

•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

•	we believe that we will not generate any significant amount of income for inclusion under the income imputation rules applicable to a United States company that owns “controlled foreign corporations” for United States federal income tax purposes.

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

Our recently established PRC operating company, Comtech Software, which is also located in the Shenzhen Special Economic Zone, has not had any assessable profit to date and is currently applying for preferential tax treatment. Following expiration of the preferential tax treatment described above, our PRC operating companies located in the Shenzhen Special Economic Zone will be subject to the statutory tax rate of 15%. In addition, Shanghai E&T, our PRC operating company located in the Shanghai Qingpu Zone, has elected to be taxed on a deemed basis at 0.5% of its net revenue in accordance with guidelines issued by the local tax authority in the Shanghai Qingpu Zone in 2004.

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate for the first quarter of 2005 was 8.2% whereas that for the same period of 2004 was 2.3%. Our increase in the effective tax rate was mostly due to the passage of the preferential income tax period. We are currently applying for the preferential tax treatment for Comtech Software and expect that the effective tax rate will become lower by second half year of 2005.

BASIS OF PRESENTATION

Our financial statements reflect the historical consolidated operations of Comtech Cayman. In the July 2004 share exchange with Trident, the stockholders of Comtech Cayman received approximately 91.2% of the then-outstanding common stock of Trident. This share exchange transaction was accounted for as a reverse acquisition in which Comtech Cayman was deemed the accounting acquirer and Trident was deemed the legal acquirer. In connection with the share exchange, we changed our name to Comtech Group, Inc. from Trident.

As a result of the share exchange transaction:

•	the historical financial statements of Trident for periods prior to the date of the share exchange transaction are no longer presented;

•	the historical financial statements for periods prior to the date of the transaction are those of Comtech Cayman, as the accounting acquirer;

•	all references to the financial statements apply to the historical financial statements of Comtech Cayman prior to the transaction; and

•	the number of our shares of common stock has been restated retroactively to reflect the share exchange ratio as at the date of the share exchange transaction.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenue

Details of revenue for the three months ended March 31, 2005 and 2004 were as follows:

	2005 RMB’000	2004 RMB’000
Wireless handset	102,419	96,106
Telecom equipment	61,705	55,591
Consumer electronics and others	7,877	2,057

	172,001	153,754

Revenue for the quarter was RMB172,001 thousand, or RMB18,247 thousand or 11.9 % higher than that of the same period of the prior year. The increase was mainly attributed to a new business line with Broadcom products, in which we source components for wireless handset sales amounting to RMB30,790 thousand and newly launched components for consumer electronics amounting to RMB6,407 thousand.

Gross margin

Gross margins remained stable at RMB26,285 thousand, or approximately 15.3%, compared to RMB23,662 thousand or 15.4% in the first quarter of 2004, with the minor fluctuation due to changes in product mix during the quarter.

Selling, R&D, general and administrative expenses

Selling, R&D, general and administrative expenses of RMB7,894 thousand were RMB4,565 thousand or 137.1% higher than those of the same period last year. The details of expenses for the three month period ended March 31, 2005 and 2004 are as follows:

	2005 RMB’000	2004 RMB’000
Selling expenses	1,964	773
General and administrative expenses	4,643	1,747
R&D expenses	1,287	809

	7,894	3,329

The increase in selling expenses by RMB1,191 thousand or 154.1% was mainly attributable to an increase in sales staff cost of RMB371 thousand. Other indirect selling expenses such as freight charges and salesperson expenses and additional costs in opening new sales representative offices contributed to the balance of the increase. The increase in general and administrative expenses was primarily attributed to corporate expenses related to being a public company in the U.S. following the Company’s share exchange in July 2004, as well as costs associated with additional employees.

Research and development expenses were RMB1,287 thousand up 59.1% compared to RMB809 thousand reported in the first quarter of 2004. The increase was primarily attributed to additional research and development personnel and new digital consumer electronic products initiatives. In addition, the Company opened two new research centers, one in Shenzhen and one in Shanghai, to service the expected increase in consumer electronic products and the new storage solution business.

Interest expense

Interest expense in the quarter ended March 31, 2005 amounted to RMB393 thousand as compared to RMB322 thousand in the same period of 2004. The interest rate was overnight LIBOR or 1.5% per annum above the deposit rate for the pledged deposit, whichever is higher.

Interest income

Interest income in quarter ended March 31, 2005 amounted to RMB29 thousand, compared to RMB11 thousand in the same period of 2004. The increase was attributed to higher net cash inflows generated from revenue resulting from higher average deposit balances.

Income tax

The effective tax rate for the quarter ended March 31, 2005 was 8.2% compared to 2.3% for the comparable period in the prior period. The increase in the effective tax rate was primarily due to the expiration of the preferential tax period for two of our PRC operating subsidiaries.

Net income

As a result of the above items, net income for the quarter ended March 31, 2005 was RMB15,811 thousand compared to net income of RMB18,860 thousand in the corresponding period of 2004.

Earnings per share

We reported basic per share earnings of RMB0.62 for the quarter ended March 31, 2005 based on 25,381,853 outstanding weighted average shares and diluted per share earnings of RMB0.59 based on 26,871,865 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB0.93 for the same period of 2004, based on 20,251,075 outstanding weighted average shares.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital is needed to fund this time difference.

As at March 31, 2005, we had no material commitments for capital expenditures.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, and available borrowings under bank lines of credit and factoring facilities. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of March 31, 2005, we had working capital of RMB202,183 thousand as compared with working capital of RMB186,895 thousand at December 31, 2004.

Operating activities provided cash of RMB22,275 thousand for the three months ended March 31, 2005 compared to cash used of RMB1,226 thousand in the corresponding period of 2004. The increase in cash provided by operating activities as compared to the prior year is primarily due to the timing of collection of accounts and bills receivables, and the increase in trade payables . The increase was partly off-set by increase in inventories of RMB17,114 thousand. The overall cash inflows from operating activities was largely attributable to our credit policy on trade accounts receivables. The increase in trade accounts payable balances was primarily associated with the increased purchases of inventories. Investing activities used RMB330 thousand during the quarter ended March 31, 2005, mainly for purchases of fixed assets.

Financing activities used net cash of RMB20,618 thousand during the first quarter of 2005. Cash was used to pay for certain transaction costs in connection with the issuance of shares (RMB1,147 thousand) and for the repayment of certain bank borrowings for discounted bills receivables (RMB19,471 thousand).

Indebtedness

In July 2004, Comtech Hong Kong, our Hong Kong operating company, entered into a RMB33,106 thousand ($4,000 thousand) U.S. dollar-denominated revolving credit facility with the Bank of Communications, Hong Kong branch. In September 2004, the amount of the facility was increased to RMB82,765 thousand ($10,000 thousand). Apart from income from operations, this revolving credit facility serves as our principal source of liquidity to fund our working capital needs. As of March 31, 2005, the outstanding loan balance under the revolving credit facility was RMB23,358 thousand (USD2,822 thousand), leaving RMB59,407 thousand (USD7,178 thousand) in availability under the facility, subject to maintenance of security provided by our principal shareholder in the form of a USD10 million bank deposit. The facility bears interest at the higher of LIBOR or 1.5% over the deposit rate, payable monthly. The effective interest rate for the first quarter of 2005 was approximately 3.5%. Based on a variable return on interest, the bank borrowings amounted to fair value.

We are currently in the process of negotiating an additional credit facility with other banks to fund our working capital needs, although this financing may not be arranged on satisfactory terms or at all.

In August 2004, Comtech Communication entered into an accounts receivable factoring agreement with Guangdong Development Bank, Shenzhen branch. Under the terms of the agreement, accounts receivable from UTStarcom, one of our major customers, up to a maximum amount of RMB30,000 thousand ($3,624 thousand), can be transferred to the bank with recourse. An amount equal to 30% of the accounts receivable transferred is secured by funds we have on deposit with the bank. The factoring arrangement bears interest at the PRC official loan interest rate, payable monthly. On October 20, 2004, we transferred accounts receivable of approximately RMB11,449 thousand ($1,383 thousand) under the agreement. As of March 31, 2005, we had no factored accounts receivable outstanding under the agreement and had no pledged deposit with Guangdong Development Bank.

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount is typically 0.8% of the balance transferred, which is recorded as interest expense. As of March 31, 2005, we had discounted bills receivable amounting to approximately RMB10,878 thousand (USD1,314 thousand).

Future liquidity needs

As of March 31, 2005, we had approximately RMB42,771 thousand in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

Our most liquid assets are cash, cash equivalents and short-term investments. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. These estimates are based on our historical experience and on various other assumptions that we believe to be reasonable. Estimates are evaluated on an ongoing basis, but actual results may differ from these estimates.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Those that require significant judgments and estimates include:

Revenue recognition. Revenue, net of VAT, from sales related to our customized module design solutions are recorded when the specific components contained in the related module reference design sold by us are delivered, title has passed to our customers and we have no further obligation to provide services related to the operation of the components.

Allowance for doubtful accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of March 31, 2005, our accounts receivable balance was RMB201,532 thousand, net of a RMB3,833 thousand allowance for doubtful accounts. As our business grows, we expect our accounts receivable balances to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

Our functional currency is the Renminbi. Transactions in other currencies are recorded in Renminbi at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into Renminbi at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and services and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counterparts. Although the Chinese government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. Currently, our PRC subsidiaries, Comtech Communication and Comtech Software, may purchase foreign exchange for settlement of current account transactions in accordance with certain procedural requirements under PRC law. A portion of our net revenue will need to be converted into other currencies to meet our foreign currency obligations, which primarily include debt service on foreign currency-denominated debt and purchases of imported components.

The value of the Renminbi is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. However, recently there has been increased political pressure on the PRC government to decouple the Renminbi from the U.S. dollar, and the PRC government may in the future relinquish the U.S. dollar peg or increase the current trading range.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our revenues are denominated in Renminbi. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase, because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, from time to time we may have U.S. dollar denominated borrowings, and therefore a decoupling of the Renminbi many affect our financial performance in the future.

We have experienced minimal foreign exchange gain and losses to date due to the relative stability of the Renminbi. We believe that our overall exposure to foreign currency exchange rate risk is not material and we do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuations.

Interest rate risk

We are exposed to interest rate risk arising from having short-term variable rate borrowings from time to time. Our future interest expense would fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB34.236 million ($4.137 million) as of March 31, 2005. Based on a variable rate of return, the bank borrowings approximated fair value at that date.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was (0.8)%, 1.2% and 3.9% in 2002, 2003 and 2004, respectively.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We claimed several refunds from the Italian government on corporate taxes by OAM, our 98.6% owned Italian subsidiary, during the 1970s and early 1980s. In one instance, the Italian tax authorities counterclaimed, assessing additional unpaid taxes due by OAM. A hearing of the Italian General Tax Committee was held on March 22, 2995, and on April 7, 2005, it held in favor of OAM, rejecting the appeal by the Italian tax authorities. We are not aware of any further claims by the Italian tax authorities.

From time to time, we may be involved in litigation arising in the normal course of our business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(b)	Exhibits

31.1	Rule 13a-14(a) Certification of Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	18 U.S.C Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH GROUP, INC.

May 15, 2005	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chief Executive Officer and President

May 15, 2005	By:	/s/ Hope Ni
Hope Ni
Chief Financial Officer