Form 10-Q
period 2005-06-30
Comtech Group Inc
filed 2005-08-15
CIK 28367

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

                     SUITE 1001, TOWER C, SKYWORTH BUILDING
                            HIGH-TECH INDUSTRIAL PARK
              NANSHAN, SHENZHEN 518057, PEOPLE'S REPUBLIC OF CHINA
           (Address of Principal Executive Offices including zip code)

                              011-86-755-2674-3210
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 31,445,058 shares of the Registrant's Common Stock issued and outstanding on August 15, 2005.

================================================================================
================================================================================

                               COMTECH GROUP, INC.
                               INDEX TO FORM 10-Q


PART I.       FINANCIAL INFORMATION

              Item 1.  Condensed Financial Statements (unaudited)             1

              Condensed Consolidated Balance Sheets
                    as of June 30, 2005 and December 31, 2004                 1

              Condensed Consolidated Statements of Operations
                    for the three months ended June 30, 2005 and 2004         2

              Condensed Consolidated Statements of Operations
                    for the six months ended June 30, 2005 and 2004           3

              Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 30, 2005 and 2004           4

              Notes to Condensed Consolidated Financial Statements            5

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   11

              Item 3.  Quantitative and Qualitative Disclosures About
                       Market Risk                                           21

              Item 4.  Controls and Procedures                               22

PART II.      OTHER INFORMATION

              Item 1.  Legal Proceedings                                     23

              Item 2.  Unregistered Sales of Equity Securities and
                       Use of Proceeds                                       23

              Item 3.  Defaults Upon Senior Securities                       23

              Item 4.  Submission of Matters to a Vote of Security Holders   23

              Item 5.  Other Information                                     23

              Item 6.  Exhibits                                              23

SIGNATURES                                                                   24

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                         COMTECH GROUP INC. and SUBSIDIARIES
                                   Unaudited Condensed Consolidated Balance Sheet
                                      As of June 30, 2005 and December 31, 2004


                                                              JUNE 30, 2005       JUNE 30, 2005       DEC 31, 2004
                                                                 US$'000             RMB'000             RMB'000
                                                             ---------------     ---------------     ---------------

ASSETS
Current assets:
Cash                                                                   8,246              68,246              41,444
Trade accounts receivable, net of allowance of
  doubtful accounts                                                   25,570             211,626             168,989
Bills receivable                                                       1,592              13,176              77,338
Other trade receivables                                                2,067              17,113               2,176
Inventories                                                            3,316              27,445              15,903
                                                             ---------------     ---------------     ---------------
Total current assets                                                  40,791             337,606             305,850

Property, plant and equipment, net                                       604               5,003               3,317
                                                             ---------------     ---------------     ---------------

TOTAL ASSETS                                                          41,395             342,609             309,167
                                                             ===============     ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                                                 6,095              50,447              53,063
Amount due to other related party                                        192               1,592               2,192
Bank borrowings                                                        5,465              45,229              53,707
Income tax payable                                                       303               2,510               1,487
Accrued expenses and other liabilities                                 1,788              14,799               8,506
                                                             ---------------     ---------------     ---------------
Total current liabilities                                             13,843             114,577             118,955
                                                             ---------------     ---------------     ---------------

Minority interests                                                       712               5,894               4,204

Stockholders' equity
Common stock                                                             255               2,113               2,099
Additional paid-in capital                                            14,165             117,236             118,383
Deferred stock-based compensation                                          0                   0                (247)

Retained earnings                                                     12,420             102,789              65,773
                                                             ---------------     ---------------     ---------------
Total stockholders' equity                                            26,840             222,138             186,008
                                                             ---------------     ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            41,395             342,609             309,167
                                                             ===============     ===============     ===============


See notes to condensed consolidated financial statements.



                                    COMTECH GROUP INC. and SUBSIDIARIES
                         Unaudited Condensed Consolidated Statements of Operations
                                 Three months ended June 30, 2005 and 2004


                                                     QUARTER 2            QUARTER 2            QUARTER 2
                                                       2005                 2005                 2004
                                                      US$'000              RMB'000              RMB'000
                                                  ---------------      ---------------      ---------------

NET REVENUE                                                25,107              207,797              163,813
Cost of revenue                                           (20,676)            (171,125)            (140,230)
                                                  ---------------      ---------------      ---------------
Gross profit                                                4,431               36,672               23,583

Selling, general and administrative expenses               (1,135)              (9,387)              (6,564)
Research and development expenses                            (345)              (2,861)              (1,323)
                                                  ---------------      ---------------      ---------------
Income from operations                                      2,951               24,424               15,696
Interest expense                                              (68)                (555)                (502)
Interest income                                                 9                   74                   16
                                                  ---------------      ---------------      ---------------
Income before income tax                                    2,892               23,943               15,210
Income tax                                                   (214)              (1,777)                (972)
                                                  ---------------      ---------------      ---------------
Income before minority interests                            2,678               22,166               14,238
Minority interests                                           (116)                (961)              (1,448)
                                                  ---------------      ---------------      ---------------
NET INCOME                                                  2,562               21,205               12,790
                                                  ===============      ===============      ===============

EARNINGS PER SHARE                                      US$                  RMB                  RMB
- Basic                                                      0.10                 0.83                 0.63
                                                  ===============      ===============      ===============
- Diluted                                                    0.10                 0.79                 0.63
                                                  ===============      ===============      ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic                                                25,532,898           25,532,898           20,251,075
                                                  ===============      ===============      ===============
- Diluted                                              26,793,683           26,793,683           20,251,075
                                                  ===============      ===============      ===============


See notes to condensed consolidated financial statements.



                                    COMTECH GROUP INC. and SUBSIDIARIES
                         Unaudited Condensed Consolidated Statements of Operations
                                  Six months ended June 30, 2005 and 2004


                                                    SIX MONTHS            SIX MONTHS          SIX MONTHS
                                                   ENDED JUNE 30,       ENDED JUNE 30,       ENDED JUNE 30,
                                                       2005                  2005                2004
                                                  ---------------      ---------------      ---------------
                                                      US$'000              RMB'000              RMB'000

NET REVENUE                                                45,889              379,798              317,567
Cost of revenues                                          (38,282)            (316,841)            (270,322)
                                                  ---------------      ---------------      ---------------
Gross profit                                                7,607               62,957               47,245

Selling, general and administrative expenses               (1,932)             (15,994)              (9,084)
Research and development expenses                            (501)              (4,148)              (2,132)
                                                  ---------------      ---------------      ---------------
Income from operations                                      5,174               42,815               36,029
Interest expense                                             (115)                (948)                (824)
Interest income                                                12                  103                   27
                                                  ---------------      ---------------      ---------------
Income before income tax                                    5,071               41,970               35,232
Income tax                                                   (394)              (3,264)              (1,437)
                                                  ---------------      ---------------      ---------------
                                                            4,677               38,706               33,795
Minority interests                                           (204)              (1,690)              (2,145)
                                                  ---------------      ---------------      ---------------
NET INCOME                                                  4,473               37,016               31,650
                                                  ===============      ===============      ===============

EARNINGS PER SHARE                                      US$                  RMB                  RMB
- Basic                                                      0.18                 1.45                 1.56
                                                  ===============      ===============      ===============
- Diluted                                                    0.17                 1.38                 1.56
                                                  ===============      ===============      ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic                                                25,457,793           25,457,793           20,251,075
                                                  ===============      ===============      ===============
- Diluted                                              26,836,779           26,836,779           20,251,075
                                                  ===============      ===============      ===============


See notes to condensed consolidated financial statements.

                                                     3





                                        COMTECH GROUP INC. and SUBSIDIARIES
                             Unaudited Condensed Consolidated Statements of Cash Flows
                                      Six months ended June 30, 2005 and 2004


                                                           SIX MONTHS           SIX MONTHS           SIX MONTHS
                                                          ENDED JUNE 30,       ENDED JUNE 30,       ENDED JUNE 30,
                                                              2005                 2005                 2004
                                                         ---------------      ---------------      ---------------
                                                              $'000               RMB'000              RMB'000

Cash flows from operating activities:
Net income                                                         4,473               37,016               31,650
Adjustment to reconcile net income to
     net cash provided by operating activities:
        Depreciation expense                                          47                  390                  649
        Minority interest                                            204                1,690                2,145
        Stock based compensation cost                                 30                  247                    0
     Changes in operating assets and liabilities:
        Trade accounts receivable, net of allowance               (5,153)             (42,637)             (84,095)
        of doubtful accounts
        Bills receivable                                           7,751               64,162                9,734
        Inventories                                               (1,395)             (11,542)             (12,917)
        Other receivables                                         (1,804)             (14,937)              (4,627)
        Trade accounts payable                                      (315)              (2,616)              60,244
        Amount due to other related party                            (72)                (600)                 600
        Accrued expenses and other liabilities                       762                6,307                 (550)
        Income tax payable                                           123                1,023                3,355
                                                         ---------------      ---------------      ---------------
Cash provided by operating activities                              4,651               38,503                6,188
                                                         ---------------      ---------------      ---------------

Cash flows from investing activities:
     Acquisition of new business                                       0                    0                 (906)
     Purchases of property and equipment                            (250)              (2,076)                (662)
     Changes in other assets                                           0                    0                  344
                                                         ---------------      ---------------      ---------------
Cash used in investing activities                                   (250)              (2,076)              (1,224)
                                                         ---------------      ---------------      ---------------

Cash flows from financing activities:
     Payment of transaction costs in                                (139)              (1,147)                   0
     connection with issue of shares
     Repayment of bank borrowings                                 (1,023)              (8,478)                   0
     Repayment of amount due to holding company                        0                    0               (7,000)

                                                         ---------------      ---------------      ---------------
Cash used in financing activities                                 (1,162)              (9,625)              (7,000)
                                                         ---------------      ---------------      ---------------

                                                         ---------------      ---------------      ---------------
Net increase (decrease) in cash and cash equivalents               3,239               26,802               (2,036)

Cash at beginning of the period                                    5,007               41,444               30,683

                                                         ---------------      ---------------      ---------------
Cash at end of the period                                          8,246               68,246               28,647
                                                         ===============      ===============      ===============


See notes to condensed consolidated financial statements.

                                                         4

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the "Parent") and its subsidiaries (together, "we", "us" or "our")) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Registrant's Audited Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004 included in our Annual Report on Form 10-K (the "10-K") filed with the Securities and Exchange Commission on March 31, 2005. The interim financial statements and notes hereto should be read in conjunction with the financial statements and notes included in the 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements are reported in Renminbi ("RMB") because all of our material operating entities are based in and operated entirely within the People's Republic of China. The translation of RMB amounts into U.S. dollar ("USD") amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$1 to RMB 8.2765, the approximate exchange rate at June 30, 2005. Such transactions should not be construed as representations that the RMB amounts could be converted into USD at that rate or any other rate.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

We provide over 500 customized module design solutions and product lines integrating components from many suppliers to various manufacturers in the mobile handset and telecom equipment industries in China. We purchase the specific components and generate revenue through the sale of the specific components that are incorporated in their modules.

Mr. Jeffrey Kang, our principal shareholder and chief executive officer, directly or through entities he controls, currently has a controlling interest in us. Mr. Kang thus has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets.

The Share Exchange Transaction
------------------------------

On May 25, 2004, the Parent entered into a Share Exchange Agreement (the "Exchange Agreement") with Comtech Group pursuant to which the Parent acquired all of the issued and outstanding shares of Comtech Group in exchange for the issuance in the aggregate of 20,251,075 shares of the Parent on July 22, 2004. As a result of the transaction, Comtech Group became a wholly-owned subsidiary of the Parent and because the former shareholders of Comtech Group acquired approximately 91.2% of the Parent's outstanding stock, the Share Exchange Transaction was accounted for as a reverse acquisition in which Comtech Group was deemed to be the accounting acquirer and the Parent the legal acquirer. The Parent changed its name to Comtech Group, Inc. on August 2, 2004.

As a result of the Share Exchange Transaction our historical consolidated financial statements for periods prior to the date of the transaction are those of Comtech Group, as the accounting acquirer, and all references to our

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)


consolidated financial statements apply to the historical financial statements of Comtech Group prior to the transaction and our consolidated financial statements subsequent to the transaction. Our shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

As a part of the Share Exchange Transaction, we assumed fully vested options previously issued by the Parent to purchase 115,000 shares of common stock with an exercise price of $3.00 per share. Additionally, we assumed 925,417 fully exercisable common stock warrants. Each warrant represents the right to receive 1 share of our common stock, at an exercise price of $3.00 per share for 484,452 common stock warrants and $2.50 per share for 440,965 common stock warrants. The options and warrants assumed from the Parent expire on July 1, 2009.

Our board of directors approved a one-for-two reverse stock split of our common stock on January 14, 2005. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants), have been retroactively restated in the accompanying condensed consolidated financial statements and notes thereto for all periods presented to reflect the reverse stock split.

The terms of the Exchange Agreement provide for the issuance of up to 30,173,047 additional shares to the original shareholders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by the Parent in the Exchange Agreement, which indemnification provision expired on April 30, 2005. On April 26, 2005, we sent a notice in relation to any potential damages in connection with a possible claim relating to a transaction entered into by the Parent prior to the consummation of the Exchange Agreement regarding Centerpoint Corporation.

Acquisitions and Newly Formed Subsidiaries
------------------------------------------

On January 18, 2004, we signed an agreement to acquire 60% of Shanghai E&T System Co., Ltd., which is located in the PRC, for cash consideration of RMB1,200 thousand ($145 thousand). The total assets and liabilities of the acquired subsidiary was RMB9,235 thousand ($1,116 thousand) and RMB8,035 thousand ($971 thousand), respectively.

On March 18, 2004, we established a 100% owned subsidiary, Comtech Software Technology (Shenzhen) Co, Ltd., in the PRC. We contributed RMB4,966 thousand ($600 thousand) to this new subsidiary, which represented 100% of the registered capital of this subsidiary.

On May 12, 2005, we entered an agreement related to United Information Technology Co. Ltd. ("UIT"), its newly established wholly owned subsidiary (the "Agreement"). UIT will engage in the storage solution business through a wholly owned subsidiary in the PRC. Pursuant to the Agreement, we agreed to inject into UIT an aggregate sum of $4,000 thousand in loan advances for working capital purposes, of which $2,500 thousand was loaned in May 2005 and $1,500 thousand will be made in August 2005. In addition, UIT will license certain related technology from a third party who owns such technology at zero cost. If UIT reaches certain milestones specified in the Agreement, UIT will have an obligation in 2006 to purchase such technology and related intellectual property from the third party, and as a consideration of such purchase, UIT will issue a certain percentage of its equity to the third party.

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)


NOTE 3 - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Revenue recognition
-------------------

Sales of telecommunication system equipment, mobile handset components and network protection devices are recorded when the equipment is delivered, title has passed to the customers and we have no further obligations to provide services related to the operation of such equipment. Revenue is recorded net of value added tax incurred. Such value added taxes amounted to (i) RMB12,223 thousand ($1,477 thousand) and RMB18,712 thousand, for the quarter ended June 30, 2005 and 2004, respectively, and (ii) RMB33,817 thousand ($4,086 thousand) and RMB43,343 thousand, for the six months ended June 30, 2005 and 2004, respectively.

Translation into United States Dollars
--------------------------------------

Our financial statements are stated in RMB. The translation of RMB amounts at and for the quarter ended June 30, 2005 into USD are included solely for the convenience of readers and have been made at the rate of RMB 8.2765 to $1. Such translations should not be construed as representations that RMB amounts could be converted into USD at that rate or any other rate.

The value of the RMB is subject to changes in China's central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced that it will no longer peg its currency exclusively to the United States dollar but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China, which will likely increase the volatility of RMB as compared to U.S. dollars. The exchange rate of RMB to $1 increased from RMB8.2765 to RMB8.1111 in late July.

Research and development expenses
---------------------------------

Expenditures on research and development activities is recognized as an expense in the period in which it is incurred. These expenditures amounted to (i) RMB2,861 thousand ($345 thousand) and RMB1,323 thousand for the quarters ended June 30, 2005 and 2004, respectively and (ii) RMB4,148 thousand ($501 thousand) and RMB2,132 thousand for the six months ended June 30, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)


equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005.

In accordance with the standard, we will adopt SFAS No. 123R effective January 1, 2006. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, we are permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have not yet determined which methodology we will adopt but believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 5 pursuant to the disclosure requirements of SFAS No. 123.

NOTE 4 - FINANCING ARRANGEMENTS

Certain of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers' banks when the invoice becomes due. These amounts are recorded as bills receivable on the consolidated balance sheet. We, in certain circumstances, have arranged to transfer with recourse certain of our bills receivable to our bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers' banks. The discount is typically 0.8% of the balance transferred, which is recorded as interest expense. As of June 30, 2005 and December 31, 2004, we had discounted bills receivable amounting to approximately RMB7,808 thousand ($943 thousand) and RMB30,600 thousand, respectively.

NOTE 5 - STOCK-BASED COMPENSATION

Had compensation cost for our stock option plan and stock purchase rights been accounted for using the fair value of awards at the grant date in accordance with the method of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", our net income and earnings per share would have been as follows:

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)


For the quarter ended June 30, 2005:

                                                                    RMB'000
                                                               (except per share
                                                                    numbers)

Net income, as reported                                                21,205
Add: Stock based compensation costs as reported                           216
Less: Stock based compensation costs under fair
  value based method for all awards                                    (4,056)
                                                                     --------
Net income, pro forma                                                  17,365
Earnings per share - basic         As reported                           0.83
                                   Pro forma                             0.68
Earnings per share - diluted       As reported                           0.79
                                   Pro forma                             0.65


For the six month period ended June 30, 2005:

                                                                    RMB'000
                                                               (except per share
                                                                    numbers)

Net income, as reported                                                37,016
Add: Stock based compensation costs as reported                           247
Less: Stock based compensation costs under fair
  value based method for all awards                                    (6,376)
                                                                     --------
Net income, pro forma                                                  30,887
Earnings per share - basic         As reported                           1.45
                                   Pro forma                             1.21
Earnings per share - diluted       As reported                           1.38
                                   Pro forma                             1.15


The weighted average fair value of options granted for our common stock was RMB14.30 ($1.73) per share, using the Black-Scholes option-pricing model based on the following assumptions:

Risk-free interest rate                                       4.69% to 4.99%
Expected life                                                 5.25 to 6.50 years
Expected volatility                                           36% to 42%
Expected dividend yield                                       --

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)


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

                                       Three month        Three month
                                         period             period            Six month          Six month
                                          ended              ended           period ended       period ended
                                         June 30,           June 30,           June 30,           June 30,
                                           2005               2004               2005               2004
                                      --------------     --------------     --------------     --------------
Weighted average number of shares
   outstanding - basic                    25,532,898         20,251,075         25,457,793         20,251,075

Dilutive effect of stock options
   and warrants                            1,260,785                 --          1,378,986                 --

Weighted average number of shares
   outstanding - diluted                  26,793,683         20,251,075         26,836,779         20,251,075

As disclosed in note 2, in connection with the Share Exchange Transaction, the terms of the Exchange Agreement with Parent provide for the issuance of up to 30,173,047 additional shares to the original holders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by Parent in the Exchange Agreement, which indemnification provision expired on April 30, 2005. On April 26, 2005, we sent a notice in connection with any potential damages in connection with a possible claim as discussed in Note 2. The issuance of additional shares pursuant to this indemnification provision would result in dilution to other shareholders. Further, we entered into an employment contract with our Chief Financial Officer ("Employment Contract"), the terms of the Employment Contract provide that in the event we engage in an underwritten offering of shares of common stock which yields gross proceeds to us in excess of RMB248,295 thousand ($30,000,000), all of the 210,000 stock options will accelerate and be fully vested.

NOTE 7 - SUBSEQUENT EVENTS

On July 20, 2005 we publicly sold 5,912,160 shares of our common stock at $5.50 per share for gross proceeds, after underwriting discounts, of $30,403,283. Certain of our stockholders sold 1,432,140 shares of our common stock in connection with the offering and an additional 1,101,640 shares on August 4, 2005 in connection with the exercise of the underwriter's over-allotment option (We did not sell any shares of common stock in connection with the exercise of the underwriter's over-allotment option). Of the net proceeds to us of approximately $29.4 million, approximately 50% will be used to fund possible strategic acquisitions of technology, products and related intellectual property, design houses or related businesses that could complement our existing capabilities, 30% will be used to increase research and development efforts and 20% will be used for general working capital purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital consumer electronic and storage solution products; expectations for the domestic wireless handset, telecom equipment, consumer electronic and storage solution end-markets in China; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in China's wireless handset, telecom equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as "may," "expects," "believes," "anticipates," "intends," "expects," "projects," "looking forward" or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

OVERVIEW

We are a leading provider of customized module design solutions in China and serve as a gateway to leading electronics manufacturers in China. We historically have focused on the wireless handset and telecom equipment end-markets, but have recently expanded our market scope to include the digital consumer electronics end-market. We work closely with leading manufacturers in these end-markets to develop solutions to meet their needs for customized module designs. Our customized module design solutions allow our customers to use enabling technology components from established technology component suppliers in a timely and cost-effective manner, reducing their time-to-market and lowering their overall costs. Over the last three years, we have worked with over 200 customers, including a majority of the largest and best-known manufacturers in the wireless handset and telecom equipment end-markets in China. In addition to these original equipment manufacturers (OEMs), our other customers include industry participants which support these OEMs, such as subsystem designers and manufacturers. In developing customized module design solutions for use in our customers' products, we work closely with over 30 suppliers of enabling technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita.

PRINCIPAL FACTORS AFFECTING OUR RESULTS OF OPERATIONS

The major factors affecting our results of operations and financial condition include:

REVENUE MIX. Our net revenue and gross profit are affected by our product mix. Over the last two years, mobile handset module related sales, which have higher profit margins than our telecom equipment module related sales, have increasingly constituted a significantly greater portion of our total net revenue.

GROWTH IN END-MARKET INDUSTRIES. The rapid growth of the domestic mobile handset, telecom equipment and consumer electronics products end-markets have been important drivers of growth of China's electronics manufacturing industries. Specific segments that we expect to continue growing are the data communications segment, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment segments; the optical transmission systems segment; and the fixed line telecom network segment. The growth in these segments has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset and telecom equipment products would materially affect our results of operations.

INCREASE IN EXPORTS. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled China's domestic mobile handset and telecom equipment manufacturers to be competitive in the global marketplace. As an example, Huawei has become a major supplier of telecom equipment to international customers, while ZTE, a major manufacturer of mobile handset and telecom equipment in China, as well as other telecom equipment and mobile handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our mobile handset clients.

GROWTH BY ENTERING NEW END-MARKETS, STRENGTHENING IN-HOUSE CAPABILITIES AND LEVERAGING OUR CUSTOMER BASE. We recently began targeting the consumer electronics end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the second quarter of 2005, we began generating net revenue from customized module design solutions for consumer electronics products, primarily for IPTV set-top boxes and DTV, through sales to our existing customers, Haier, Konka, Lenovo, TCL and UTStarcom. We anticipate that sales related to the consumer electronics end-market that we recently entered will initially have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as the industry matures. Our success in the consumer electronics end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property and technological capabilities, to meet the needs of our customers that have expanded into or are expected to expand into the consumer electronics end-market.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of June 30, 2005, we had 40 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment and consumer electronics industries. Research and development expenses were significantly higher in the six months ended June 30, 2005 than they were in the same period of 2004, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets such as consumer electronics.

MINORITY INTEREST

Minority interests consist of 40% of the outstanding equity interest in Shanghai E&T, and 1.4% of the outstanding equity interest in OAM, a non-operating Italian subsidiary, held by minority shareholders of these entities. For the quarter ended June 30, 2005, approximately 9% (2004: 12%) of our total net revenue was generated through Shanghai E&T. For the six months ended June 30, 2005, approximately 8% (2004: 10%) of our total net revenue was generated through Shanghai E&T.

TAXATION

We are a holding company incorporated in the State of Maryland and conduct substantially all our operations through our PRC operating companies. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

         o        we do not conduct any material business in the United
                  States,

         o the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

         o we believe that we will not generate any significant amount of income for inclusion under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

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

The usual statutory tax rate applicable to PRC companies is 33%, while the statutory tax rate applicable to PRC companies in the Shenzhen Special Economic Zone in China is 15%. Since two of our PRC operating companies, Shenzhen Comtech and Comtech Communication, are established in the Shenzhen Special Economic Zone and have agreed to operate for a minimum of 10 years in China, Shenzhen Comtech was and Comtech Communication has been and will continue to be, entitled to preferential income tax treatment under PRC law as follows:

         o Shenzhen Comtech was subject to a three-year preferential tax rate of 7.5% in 2002, 2003 and 2004; and

         o Comtech Communication operated under a zero-tax exemption in 2003 and 2004, and will be subject to a three-year preferential tax rate of 7.5% in 2005, 2006 and 2007.

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

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate for the second quarter of 2005 was 7.4%, whereas that for the same period of 2004 it was 6.4%. Our effective tax rate for the six months ended 2005 was 7.8%, whereas that for the same period of 2004 it was 4.1%. Our increase in the effective tax rate was mostly due to the passage of the preferential income tax period. We have applied and obtained the preferential tax treatment for Comtech Software and expect that the effective tax rate will become lower by second half year of 2005.

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

As a result of the share exchange transaction:

         o the historical financial statements of Trident for periods prior to the date of the share exchange transaction are no longer presented;

         o the historical financial statements for periods prior to the date of the transaction are those of Comtech Cayman, as the accounting acquirer;

         o all references to the financial statements apply to the historical financial statements of Comtech Cayman prior to the transaction; and

         o the number of our shares of common stock has been restated retroactively to reflect the share exchange ratio as at the date of the share exchange transaction.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUE

Details of net revenue for the three months ended June 30 were as follows:

                                                 2005                 2004
                                                RMB'000              RMB'000
                                            --------------       --------------

Mobile handset                                     109,346              100,742
Telecom equipment                                   83,196               60,043
Consumer electronics and others                     15,255               3,028
                                            --------------       --------------
                                                   207,797              163,813

Net revenue was RMB43,984 thousand or 26.9% higher than that of the same period of the prior year. The increase was mainly attributed to stable growth in mobile handset and telecom equipment as well as new entrance and high growth in digital consumer electronic products. Revenue from the telecom equipment grew by 38.6%, which is comprised of the data communication, optical transmissions and fixed line telecom network. In addition, revenue from the new business line which relate to consumer products contributed to an increase of approximately RMB14 million.

GROSS MARGIN

Gross margin increased from RMB23,583 thousand or 14.4% in the second quarter of 2004 to RMB36,672 thousand or 17.6% in the same period of 2005. The increase in gross margin percentage was principally due to a larger customer base and wider product tie-ins with OEM electronic manufacturers such as new products with Broadcom IC that provides better margins.

SELLING, R&D, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, R&D, general and administrative expenses of RMB12,248 thousand were RMB4,361 thousand or 55.3% higher than those of the same period last year. The details of the expenses for the three month period ended June 30 are as follows:

                                                  2005                2004
                                                 RMB'000             RMB'000
                                             --------------       --------------
Selling expenses                                      4,530                3,613
R&D expenses                                          2,861                1,323
General and administrative expenses                   4,857                2,951
                                             --------------       --------------
                                                     12,248               7,887

The increase in the selling expenses by RMB917 thousand, or 25.4%, was mainly attributed to an increase in sales and is in line with our increase in revenue.

R&D expenses increased by RMB1,538 thousand, or 116.3%. The increase was comprised of an increase in R&D personnel and engineers and an increase in our research related to our potential expansion into new consumer electronics markets.

General and administrative expenses increased by RMB1,906 thousand or 64.6%. The principal factor for the increase is corporate expenses related to being a public company.

INTEREST EXPENSE

Interest expense in the second quarter of 2005 amounted to RMB555 thousand as compared to RMB502 thousand in the same period of 2004. The interest rate was overnight LIBOR or 1.5% per annum above the deposit rate for the pledged deposit, whichever is higher.

INTEREST INCOME

Interest income in the second quarter of 2005 amounted to RMB74 thousand, compared to RMB16 thousand in the same period of 2004. The increase was attributed to higher net cash inflows generated from revenue resulting from higher average deposit balances.

INCOME TAX

The effective tax rate for the six months ended June 30, 2005 was 7.4% compared to 6.4% for the comparable period in the prior year. The increase in the effective tax rate was mostly due to the expiration of the preferential tax period for two of our subsidiaries.

NET INCOME

As a result of the above items, net income for the quarter ended June 30, 2005 was RMB21,205 thousand compared to net income of RMB12,790 thousand in the corresponding period of 2004.

EARNINGS PER SHARE

We reported basic per share earnings of RMB0.83 for the second quarter of 2005 based on 25,532,898 outstanding weighted average shares and diluted per share earnings of RMB0.79 based on 26,793,683 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB0.63 for the same period of 2004, based on 20,251,075 outstanding weighted average shares.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

REVENUE

Details of net revenue for the six months ended June 30 were as follows:

                                                  2005                2004
                                                RMB'000              RMB'000
                                            --------------        --------------

Mobile handset                                     211,765               196,848
Telecom equipment                                  144,901               115,634
Consumer electronics and others                     23,132                 5,085
                                            --------------        --------------
                                                   379,798               317,567

Net revenue was RMB62,231 thousand, or 19.6%, higher than that of the same period of the prior year. The increase was mainly attributed to stable growth in mobile handset and telecom equipment as well as new entrance and high growth in digital consumer electronic products. In addition, the revenue from the new business line (which relates to consumer electronic products) attributed for an increase of approximately RMB20 million.

GROSS MARGIN

Gross margin increased from RMB47,245 thousand or 14.9%, in six months ended June 30, 2004 to RMB62,957 thousand, or 16.6% in the same period of 2005. The increase in gross margin percentage was principally due to an increase in consumer electronic module sales which have a higher average margin than mobile handsets or telecom equipment.

SELLING, R&D, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, R&D, general and administrative expenses of RMB20,142 thousand were RMB8,926 thousand or 79.6% higher than those of the same period last year. The details of the expenses for the six month period ended June 30 are as follows:

                                                  2005                2004
                                                 RMB'000             RMB'000
                                             --------------      --------------
Selling expenses                                      6,494               4,386
R&D expenses                                          4,148               2,132
General and administrative expenses                   9,500               4,698
                                             --------------      --------------
                                                     20,142              11,216

The increase in the selling expenses by RMB2,108 thousand, or 48.1%, was mainly attributed to an increase in sales staff cost of RMB1,252 thousand. The balance of the increase was attributable to indirect selling costs such as freight charges which resulted from an increase in sales. The increase is in line with our increase in revenues.

R&D expenses increased by RMB2,016 thousand or 94.6%. The increase was comprised of (a) an increase in R&D personnel and engineers and an increase in our research related to our potential expansion into new consumer electronics markets and (b) the opening of two new research centers in Shenzhen and Shanghai in the first quarter of 2005.

General and administrative expenses increased by RMB4,802 thousand or 102.2%. The principal factor for the increase is corporate expenses related to being a public company. In addition, our employment of additional support staff and the leasing of additional office floor space also contributed to the increase.

INTEREST EXPENSE

Interest expense in the six months ended June 30, 2005 amounted to RMB948 thousand as compared to RMB824 thousand in the same period of 2004. The interest rate was overnight LIBOR or 1.5% per annum above the deposit rate for the pledged deposit, whichever is higher.

INTEREST INCOME

Interest income in second quarter of 2005 amounted to RMB103 thousand, compared to RMB27 thousand in the same period of 2004. The increase was attributed to higher net cash inflows generated from revenue resulting from higher average deposit balances.

INCOME TAX

The effective tax rate for the six months ended June 30, 2005 was 7.8% compared to 4.1% for the comparable period in the prior period. The increase in the effective tax rate was mostly due to the expiration of the preferential tax period for two of our subsidiaries.

NET INCOME

As a result of the above items, net income for the six months ended June 30, 2005 was RMB37,016 thousand compared to net income of RMB31,650 thousand in the corresponding period of 2004.

EARNINGS PER SHARE

We reported basic per share earnings of RMB1.45 for the six months ended June 30, 2005 based on 25,457,793 outstanding weighted average shares and diluted per share earnings of RMB1.38 based on 26,836,779 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB1.56 for the same period of 2004, based on 20,251,075 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND WORKING CAPITAL

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital is needed to fund this time difference.

As of June 30, 2005, we had no material commitments for capital expenditures.

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

As of June 30, 2005, we had working capital of RMB223,029 thousand as compared with working capital of RMB186,895 thousand at December 31, 2004.

On July 20, 2005 we publicly sold 5,912,160 shares of our common stock at $5.50 per share for gross proceeds of $30,403,283. Of the net proceeds of approximately $29.4 million, approximately 50% will be used to fund possible strategic acquisitions of technology, products and related intellectual property, design houses or related businesses that could complement our existing capabilities, 30% will be used to increase research and development efforts and 20% will be used for general working capital purposes.

Operating activities provided cash of RMB38,503 thousand for the six months ended June 30, 2005 compared to cash provided of RMB6,188 thousand in the corresponding period of 2004. The increase in cash provided by operating activities as compared to the prior year is primarily due to a decrease in bill receivable of RMB64,162 thousand. The increase was partly offset by an increase in trade accounts receivable of RMB 42,637 thousand, an increase in inventory of RMB11,542 thousand and an increase in other receivables of RMB14,937 thousand. The overall cash inflows from operating activities was mainly attributable to the closer monitoring on the credit and collection policies on trade debtors. The increase in inventory was associated with more purchases for future sales. Investing activities used RMB2,076 thousand during the six months ended June 30, 2005, mainly for purchases of fixed assets.

Financing activities used net cash of RMB9,625 thousand during the six months ended June 30, 2005. Cash was used to pay for certain transaction costs in connection with the issuance of shares (RMB1,147 thousand) and for the repayment of certain bank borrowings for discounted bills receivables (RMB8,478 thousand).

INDEBTEDNESS

In July 2004, Comtech Hong Kong, our Hong Kong operating company, entered into a RMB33,106 thousand ($4,000 thousand) U.S. dollar-denominated revolving credit facility with the Bank of Communications, Hong Kong branch. In September 2004, the amount of the facility was increased to RMB82,765 thousand ($10,000 thousand). Apart from income from operations, this revolving credit facility serves as our principal source of liquidity to fund our working capital needs. As of June 30, 2005, the outstanding loan balance under the revolving credit facility was RMB37,420 thousand ($4,521 thousand), leaving RMB45,345 thousand ($5,479 thousand) in availability under the facility, subject to maintenance of security provided by our principal shareholder in the form of a $10 million bank deposit. The facility bears interest at the higher of LIBOR or 1.5% over the deposit rate, payable monthly. The effective interest rate for the six months ended June 30, 2005 was approximately 3.4%. Based on a variable return on interest, the bank borrowings amounted to fair value.

We are currently in the process of negotiating an additional credit facility with other banks to fund our working capital needs, although this financing may not be arranged on satisfactory terms or at all.

In August 2004, Comtech Communication entered into an accounts receivable factoring agreement with Guangdong Development Bank, Shenzhen branch. Under the terms of the agreement, accounts receivable from UTStarcom, one of our major customers, up to a maximum amount of RMB30,000 thousand ($3,624 thousand), can be transferred to the bank with recourse. An amount equal to 30% of the accounts receivable transferred is secured by funds we have on deposit with the bank. The factoring arrangement bears interest at the PRC official loan interest rate, payable monthly. On October 20, 2004, we transferred accounts receivable of approximately RMB11,449 thousand ($1,383 thousand) under the agreement. As of June 30, 2005, we had no factored accounts receivable outstanding under the agreement and had no pledged deposit with Guangdong Development Bank.

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers' banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers' banks. The discount is typically 0.8% of the balance transferred, which is recorded as interest expense. As of June 30, 2005, we had discounted bills receivable amounting to approximately RMB7,808 thousand ($943 thousand).

FUTURE LIQUIDITY NEEDS

As of June 30, 2005, we had approximately RMB68,246 thousand in cash. On July 20, 2005 we publicly sold 5,912,160 shares of our common stock at $5.50 per share for gross proceeds, after underwriting discounts, of $30,403,283. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

Critical accounting policies are those that, in management's view, are most important in the portrayal of our financial condition and results of operations. Those that require significant judgments and estimates include:

REVENUE RECOGNITION. Revenue, net of VAT, from sales related to our customized module design solutions are recorded when the specific components contained in the related module reference design sold by us are delivered, title has passed to our customers and we have no further obligation to provide services related to the operation of the components.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of June 30, 2005, our accounts receivable balance was RMB211,626 thousand, net of a RMB5,033 thousand allowance for doubtful accounts. As our business grows, we expect our accounts receivable balances to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

STOCK OPTION VALUATION. We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Under this method, compensation cost for stock options, warrants and stock awards is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock.

The fair value of the options was estimated at the date of grant using the Black-Scholes option valuation model based on certain assumptions including the expected risk-free interest rate, the expected dividend yield, the expected life of the options, and the expected stock price volatility. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Our employee stock options have characteristics significantly different from those of traded options such as limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Changes in these input assumptions can materially affect the fair value estimate of the options.

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

The PRC State Administration for Foreign Exchange, under the authority of the People's Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, RMB is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the People's Republic of China is obtained. Although the Chinese government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. Currently, our PRC subsidiaries, Comtech Communication and Comtech Software, may purchase foreign exchange for settlement of current account transactions in accordance with certain procedural requirements under PRC law. A portion of our net revenue will need to be converted into other currencies to meet our foreign currency obligations, which primarily include debt service on foreign currency-denominated debt and purchases of imported components.

The value of the RMB is subject to changes in China's central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced that it will no longer peg its currency exclusively to the

United States dollar but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China, which will likely increase the volatility of RMB as compared to U.S. dollars. The exchange rate of RMB to $1 increased from RMB8.2765 to RMB8.1111 in late July.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the United States dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of United States dollars. Our solutions are primarily procured, sold and delivered in the PRC for RMB. The majority of our revenues are denominated in RMB. Should the RMB devalue against United States dollar, such devaluation could have a material adverse effect on our profits and the foreign currency equivalent of such profits repatriated by the PRC entities to us. Should the RMB appreciate against United States dollar, such appreciation could provide us with a higher financial result when we translated the RMB-denominated sales to U.S. dollars. On the other hand, because many of our customers are involved in the export of goods, the appreciation of the RMB could make our customers products more expensive to purchase, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, from time to time we may have U.S. dollar denominated borrowings, and therefore the decoupling of the RMB may affect our financial performance in the future.

In the past we have experienced minimal foreign exchange gain and losses to date due to the relative stability of the RMB. We do not know what affect the decoupling of the RMB from the U.S. dollar will have on our financial statements and results of operations. We do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuations.

INTEREST RATE RISK

We are exposed to interest rate risk arising from having short-term variable rate borrowings from time to time. Our future interest expense would fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB45,229 thousand ($5,465 thousand) as of June 30, 2005. Based on a variable rate of return, the bank borrowings approximated fair value at that date.

INFLATION

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.8%, 1.2% and 3.9% in 2002, 2003 and 2004, respectively.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005, the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We claimed several refunds from the Italian government on corporate taxes by OAM, our 98.6% owned Italian subsidiary, during the 1970s and early 1980s. In one instance, the Italian tax authorities counterclaimed, assessing additional unpaid taxes due by OAM. A hearing of the Italian General Tax Committee was held on March 22, 2005, and on April 7, 2005, the appeal by the Italian tax authorities was rejected. We are not aware of any further claims by the Italian tax authorities.

We have received a draft compliant threatening an action for damages arising from alleged breaches of fiduciary duties in connection with transactions involving Centerpoint Corporation and Bion Environmental Technologies, Inc. The transactions took place before the consummation of our share exchange agreement with Trident, at a time when Trident and our subsidiary, OAM, owned a majority of the shares of Centerpoint. We are named as a potential defendant in the draft complaint, together with OAM, and Mark Hauser and Mark Segall, who are current members of our board of directors, and other individuals and entities associated with Trident. The draft complaint is said to be on behalf of Centerpoint and a class of Bion shareholders, and alleges that the potential defendants controlled the affairs of Centerpoint, and used their positions, among other things, to divert Centerpoint assets to themselves. We are investigating the allegations made in the draft complaint, which seeks damages in an unspecified amount. Should any formal legal proceedings be instituted, we intend to vigorously defend ourselves, although we cannot predict the outcome of any possible legal proceedings.

Except as described above, we are not currently involved in any material litigation. From time to time, we may also be involved in litigation arising in the normal course of our business.

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

                                       COMTECH GROUP, INC.

August 15, 2005                       By: /s/ Jeffrey Kang
                                           -------------------------------------
                                           Jeffrey Kang
                                           Chief Executive Officer and President

August 15, 2005                       By: /s/ Hope Ni
                                           -------------------------------------
                                           Hope Ni
                                           Chief Financial Officer