Form 10-Q
period 2005-09-30
Comtech Group Inc
filed 2005-11-14
CIK 28367

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005.

or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There were 31,445,058 shares of the Registrant's Common Stock issued and outstanding on November 14, 2005.

================================================================================

                               Comtech Group, Inc.
                               Index to Form 10-Q

Part I.   Financial Information

          Item 1. Condensed Financial Statements (unaudited)                   1

          Condensed Consolidated Balance Sheets
            as of September 30, 2005 and December 31, 2004                     1

          Condensed Consolidated Statements of Operations
            for the three months ended September 30, 2005 and 2004             2

          Condensed Consolidated Statements of Operations
            for the nine months ended September 30, 2005 and 2004              3

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2005 and 2004                           4

          Notes to Condensed Consolidated Financial Statements                 5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         12

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                                 22

          Item 4. Controls and Procedures                                     24

Part II.  Other Information

          Item 1. Legal Proceedings                                           25

          Item 2. Unregistered Sales of Equity Securities and
                  Use of Proceeds                                             25

          Item 3. Defaults Upon Senior Securities                             25

          Item 4, Submission of Matters to a Vote of Security Holders         25

          Item 5. Other Information                                           25

          Item 6. Exhibits                                                    25

SIGNATURES                                                                    26

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                       COMTECH GROUP INC. and SUBSIDIARIES
                 Unaudited Condensed Consolidated Balance Sheet
                 As of September 30, 2005 and December 31, 2004


                                               September 30,   September 30,   December 31,
                                                   2005            2005            2004
                                                 US$'000         RMB'000          RMB'000
                                               ------------    ------------    ------------
Assets
Current assets:
Cash                                                 33,138         268,151          41,444
Trade accounts receivable, net of allowance
  for doubtful accounts                              26,696         216,024         168,989
Bills receivable                                      5,349          43,281          77,338
Other trade receivables and prepaid expenses          1,106           8,953           2,176
Inventories                                           7,593          61,446          15,903
                                               ------------    ------------    ------------
Total current assets                                 73,882         597,855         305,850

Property, plant and equipment, net                      744           6,020           3,317

Total Assets                                         74,626         603,875         309,167
                                               ============    ============    ============

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable                                8,891          71,943          53,063
Amount due to other related party                       197           1,592           2,192
Bank borrowings                                       4,276          34,605          53,707
Income tax payable                                      306           2,480           1,487
Accrued expenses and other liabilities                  916           7,415           8,506
                                               ------------    ------------    ------------
Total current liabilities                            14,586         118,035         118,955
                                               ------------    ------------    ------------

Minority interests                                      856           6,925           4,204

Stockholders' equity
Common stock                                            322           2,602           2,099
Additional paid-in capital                           44,337         358,775         118,383
Deferred stock-based compensation                         0               0            (247)
Accumulated other comprehensive loss                   (839)         (6,787)              0
Retained earnings                                    15,364         124,325          65,773
                                               ------------    ------------    ------------
Total stockholders' equity                           59,184         478,915         186,008
                                               ------------    ------------    ------------

Total liabilities and stockholders' equity           74,626         603,875         309,167
                                               ============    ============    ============

See notes to condensed consolidated financial statements.

                       COMTECH GROUP INC. and SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations
                 Three months ended September 30, 2005 and 2004

                                                   Quarter 3         Quarter 3         Quarter 3
                                                     2005              2005              2004
                                                   US$'000           RMB'000           RMB'000
                                                --------------    --------------    --------------
Net revenue                                             26,597           215,225           147,403
Cost of revenue                                        (21,878)         (177,034)         (124,849)
                                                --------------    --------------    --------------
Gross profit                                             4,719            38,191            22,554

Selling, general and administrative expenses            (1,216)           (9,841)           (5,189)
Research and development expenses                         (594)           (4,805)           (3,481)
                                                --------------    --------------    --------------
Income from operations                                   2,909            23,545            13,884
Interest expense                                           (69)             (560)             (845)
Interest income                                            130             1,050               132
                                                --------------    --------------    --------------
Income before income tax                                 2,970            24,035            13,171
Income tax                                                (179)           (1,448)             (362)
                                                --------------    --------------    --------------
Income before minority interests                         2,791            22,587            12,809
Minority interests                                        (130)           (1,051)             (910)
                                                --------------    --------------    --------------
Net income                                               2,661            21,536            11,899
                                                ==============    ==============    ==============

                                                      US$               RMB               RMB
                                                --------------    --------------    --------------
Earnings per share
- Basic                                                   0.09              0.71              0.55
                                                ==============    ==============    ==============
- Diluted                                                 0.08              0.69              0.54
                                                ==============    ==============    ==============

Weighted average number of shares outstanding
- Basic                                             30,224,068        30,224,068        21,742,342
                                                ==============    ==============    ==============
- Diluted                                           31,432,482        31,432,482        21,978,521
                                                ==============    ==============    ==============

See notes to condensed consolidated financial statements.

                       COMTECH GROUP INC. and SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations
                  Nine months ended September 30, 2005 and 2004

                                                  Nine months      Nine months       Nine months
                                                     ended            ended             ended
                                                 September 30,    September 30,     September 30,
                                                     2005              2005              2004
                                                   US$'000           RMB'000           RMB'000
                                                --------------    --------------    --------------
Net revenue                                             73,503           594,784           464,970
Cost of revenues                                       (61,033)         (493,876)         (395,171)
                                                --------------    --------------    --------------
Gross profit                                            12,470           100,908            69,799

Selling, general and administrative expenses            (3,163)          (25,597)          (14,273)
Research and development expenses                       (1,106)           (8,953)           (5,613)
                                                --------------    --------------    --------------
Income from operations                                   8,201            66,358            49,913
Interest expense                                          (186)           (1,508)           (1,669)
Interest income                                            142             1,153               159
                                                --------------    --------------    --------------
Income before income tax                                 8,157            66,003            48,403
Income tax                                                (582)           (4,711)           (1,799)
                                                --------------    --------------    --------------
Income before minority interests                         7,575            61,292            46,604
Minority interests                                        (339)           (2,740)           (3,055)
                                                --------------    --------------    --------------
Net income                                               7,236            58,552            43,549
                                                ==============    ==============    ==============

                                                      US$               RMB               RMB
                                                --------------    --------------    --------------
Earnings per share
- Basic                                                   0.27              2.16              2.10
                                                ==============    ==============    ==============
- Diluted                                                 0.26              2.06              2.09
                                                ==============    ==============    ==============

Weighted average number of shares outstanding
- Basic                                             27,064,010        27,064,010        20,753,627
                                                ==============    ==============    ==============
- Diluted                                           28,364,299        28,364,299        20,833,218
                                                ==============    ==============    ==============

See notes to condensed consolidated financial statements.

                       COMTECH GROUP INC. and SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004

                                                       Nine months     Nine months      Nine months
                                                           ended           ended            ended
                                                       September 30,   September 30,    September 30,
                                                           2005            2005             2004
                                                          $'000           RMB'000         RMB'000
                                                       ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                    7,236          58,552          43,549
Adjustment to reconcile net income to
  net cash provided by operating activities:
      Depreciation expense                                       79             638             728
      Minority interests                                        339           2,740           3,055
      Stock based compensation cost                              31             247               0
  Changes in operating assets and liabilities:
      Trade accounts receivable, net of allowance
        for doubtful accounts                                (6,012)        (48,649)        (53,642)
      Bills receivable                                        4,209          34,057         (21,537)
      Inventories                                            (5,628)        (45,543)         (2,693)
      Other trade receivables and prepaid expenses             (819)         (6,630)         (1,036)
      Trade accounts payable                                  2,351          19,021           5,592
      Amount due to other related party                         (74)           (600)            600
      Accrued expenses and other liabilities                   (135)         (1,091)          5,491
      Income tax payable                                        122             993             212
                                                       ------------    ------------    ------------
Cash provided by (used in) operating activities               1,699          13,735         (19,681)
                                                       ------------    ------------    ------------

Cash flows from investing activities:

  Acquisition of new business                                     0               0            (906)
  Purchases of property and equipment                          (413)         (3,341)           (711)
                                                       ------------    ------------    ------------
Cash used in investing activities                              (413)         (3,341)         (1,617)
                                                       ------------    ------------    ------------

Cash flows from financing activities:

  Net cash inflow from issue of shares or share
    exchange transaction (net of transaction cost)           29,080         235,319          27,603
  (Repayment of) new bank borrowings                         (2,303)        (18,633)         72,482
  Repayment of amount due to holding company                      0               0         (50,356)
  Payment of 2003 dividend                                        0               0         (41,387)
                                                       ------------    ------------    ------------
Cash provided by financing activities                        26,777         216,686           8,342
                                                       ------------    ------------    ------------
Effect of foreign currencies on cash flows                      (47)           (373)             --
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents         28,016         226,707         (12,956)

Cash at beginning of the period                               5,122          41,444          30,683
                                                       ------------    ------------    ------------
Cash at end of the period                                    33,138         268,151          17,727
                                                       ============    ============    ============

See notes to condensed consolidated financial statements.

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc. (the "Parent")) and its subsidiaries (together, "we", "us" or "our")) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the
Registrant's Audited Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004 included in our Annual Report on Form 10-K (the "10-K") filed with the Securities and Exchange Commission on March 31, 2005. The interim financial statements and notes hereto should be read in conjunction with the financial statements and notes included in the 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements are reported in Renminbi ("RMB") because all of our material operating entities are based in and operated entirely within the People's Republic of China. The translation of RMB amounts into U.S. dollar ("USD") amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of US$1 to RMB 8.0920, the approximate exchange rate at September 30, 2005. Such transactions should not be construed as representations that the RMB amounts could be converted into USD at that rate or any other rate.

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

The Share Exchange Transaction

On May 25, 2004, the Parent entered into a Share Exchange Agreement (the "Exchange Agreement") with Comtech Group, a Cayman Islands corporation, pursuant to which the Parent acquired all of the issued and outstanding shares of Comtech Group in exchange for the issuance in the aggregate of 20,251,075 shares of the Parent on July 22, 2004. As a result of the transaction, Comtech Group became a wholly-owned subsidiary of the Parent and because the former shareholders of Comtech Group acquired approximately 91.2% of the Parent's outstanding stock, the Share Exchange Transaction was accounted for as a reverse acquisition in which Comtech Group was deemed to be the accounting acquirer and the Parent the legal acquirer. The Parent changed its name to Comtech Group, Inc. on August 2, 2004.

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)

As a result of the Share Exchange Transaction our historical consolidated financial statements for periods prior to the date of the transaction are those of Comtech Group, as the accounting acquirer, and all references to our consolidated financial statements apply to the historical financial statements of Comtech Group prior to the transaction and our consolidated financial statements subsequent to the transaction. Our shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

As a part of the Share Exchange Transaction, we assumed fully vested options previously issued by the Parent to purchase 115,000 shares of common stock with an exercise price of $3.00 per share. Additionally, we assumed 925,417 fully exercisable common stock warrants. Each warrant represents the right to receive one share of our common stock, at an exercise price of $3.00 per share for 484,452 common stock warrants and $2.50 per share for 440,965 common stock warrants. The options and warrants assumed from the Parent expire on July 1, 2009.

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

The Exchange Agreement provides for the issuance of up to 30,173,047 additional shares to the original shareholders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by the Parent in the Exchange Agreement, which indemnification provision expired on April 30, 2005. On April 26, 2005, we sent a notice in relation to any potential damages in connection with a possible claim relating to a transaction entered into by the Parent prior to the consummation of the Exchange Agreement regarding Centerpoint Corporation.

Acquisitions and Newly Formed Subsidiaries

On January 18, 2004, we signed an agreement to acquire 60% of Shanghai E&T System Co., Ltd., which is located in the PRC, for cash consideration of RMB1,200 ($145). The total assets and liabilities of the acquired subsidiary was RMB9,235 ($1,116) and RMB8,035 ($971), respectively.

On March 18, 2004, we established a 100% owned subsidiary, Comtech Software Technology (Shenzhen) Co., Ltd., in the PRC. We contributed RMB4,966 ($600) to this new subsidiary, which represented 100% of the registered capital of this subsidiary.

On May 12, 2005, we organized a wholly owned subsidiary, United Information Technology Co. Ltd. ("UIT"). UIT will engage in the storage solution business through a wholly owned subsidiary in the PRC. We planned to lend UIT $4,000 for working capital purposes, of which $2,500 was lent in May 2005; the remaining $1,500 has not been funded as of the date of this report. In addition, UIT will license certain related technology from a third party who owns such technology at zero cost. If UIT reaches certain milestones, UIT will have an obligation in 2006 to purchase such technology and related intellectual property from the third party, and as a consideration of such purchase, UIT will issue a certain percentage of its equity to the third party.

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

Revenue recognition

Sales of telecommunication system equipment, mobile handset components and network protection devices are recorded when the equipment is delivered, title has passed to the customers and we have no further obligations to provide services related to the operation of such equipment. Revenue is recorded net of value added tax incurred. Such value added taxes amounted to (i) RMB14,104 ($1,743) and RMB16,427, for the quarters ended September 30, 2005 and 2004, respectively, and (ii) RMB47,921 ($5,922) and RMB59,770, for the nine months ended September 30, 2005 and 2004, respectively.

Translation into United States Dollars

Our financial statements are stated in RMB. The translation of RMB amounts at and for the quarter ended September 30, 2005 into U.S. dollars (USD) are included solely for the convenience of readers and have been made at the rate of RMB 8.0920 to $1. Such translations should not be construed as representations that RMB amounts could be converted into USD at that rate or any other rate.

The value of the RMB is subject to changes in China's central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including USD, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced that it will no longer peg its currency exclusively to the United States dollar but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China, which will likely increase the volatility of RMB as compared to USD. The exchange rate of RMB to $1 changed from RMB8.2765 to RMB8.1111 in late July. As of September 30, 2005, the exchange rate had further moved to RMB8.0920.

Research and development expenses

Expenditures on research and development activities is recognized as an expense in the period in which it is incurred. These expenditures amounted to (i) RMB4,805 ($594) and RMB3,481 for the quarters ended September 30, 2005 and 2004, respectively and (ii) RMB8,953 ($1,106) and RMB5,613 for the nine months ended September 30, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123 and supersedes APB
Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)

will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005.

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

In November 2005, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after July 1, 2005. The Company does not anticipate the adoption of this standard will have a material effect on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.

Note 4 - Financing Arrangements

Certain of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers' banks when the invoice becomes due. These amounts are recorded as bills receivable on the consolidated balance sheets. We, in certain circumstances, have arranged to transfer with recourse certain of our bills receivable to our bank. Under this discounting arrangement, the bank pays in advance a discounted amount to us and collects the amounts owed from the customers' banks on the due dates. The discount is typically 0.6% to 0.9% of the balance transferred, which is recorded as interest expense. As of September 30, 2005 and December 31, 2004, we had discounted bills receivable amounting to approximately RMB23,843 ($2,946) and RMB30,600, respectively.

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)

Note 5 - Stock-Based Compensation

We continue to account for stock-based compensation using the intrinsic value of the awards. Had compensation cost for our stock option plan and stock purchase rights been accounted for using the fair value of awards at the grant date in accordance with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been as follows:

For the quarter ended September 30, 2005:

                                                                    RMB'000
                                                               (except per share
                                                                    numbers)
                                                               -----------------
Net income, as reported                                             21,536
Add: Stock based compensation costs as reported                         --
Less: Stock based compensation costs under fair
  value based method for all awards                                 (3,051)
                                                               -----------------
Net income, pro forma                                               18,485
Earnings per share - basic      As reported                           0.71
                                Pro forma                             0.61
Earnings per share - diluted    As reported                           0.69
                                Pro forma                             0.59

For the nine month period ended September 30, 2005:

                                                                    RMB'000
                                                               (except per share
                                                                    numbers)
                                                               -----------------
Net income, as reported                                             58,552
Add: Stock based compensation costs as reported                        247
Less: Stock based compensation costs under fair
  value based method for all awards                                 (9,285)
                                                               -----------------

Net income, pro forma                                               49,514
Earnings per share - basic      As reported                           2.16
                                Pro forma                             1.83
Earnings per share - diluted    As reported                           2.06
                                Pro forma                             1.75

The weighted average fair value of options granted for our common stock was RMB13.98 ($1.73) per share for the quarter ended September 30, 2005 and for the nine months ended September 30, 2005, using the Black-Scholes option-pricing model based on the following assumptions:

Risk-free interest rate                                       4.78% to 4.99%
Expected life                                                 5.25 to 6.50 years
Expected volatility                                           36% to 37%
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

                                          Three month     Three month
                                            period          period        Nine month      Nine month
                                             ended           ended       period ended    period ended
                                         September 30,   September 30,   September 30,   September 30,
                                             2005            2004            2005            2004
                                         -------------   -------------   -------------   -------------
Weighted average number of shares
  outstanding - basic                       30,224,068      21,742,342      27,064,010      20,753,627

Dilutive effect of stock options
  and warrants                               1,208,414         236,179       1,300,289          79,591
                                         -------------   -------------   -------------   -------------

Weighted average number of shares
  outstanding - diluted                     31,432,482      21,978,521      28,364,299      20,833,218
                                         =============   =============   =============   =============

As disclosed in note 2, in connection with the Share Exchange Transaction, the terms of the Exchange Agreement with Parent provide for the issuance of up to 30,173,047 additional shares to the original holders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by Parent in the Exchange Agreement, which indemnification provision expired on April 30, 2005. On April 26, 2005, we sent a notice in connection with any potential damages in respect of a possible claim as discussed in Note 2. The issuance of additional shares, if any, pursuant to this indemnification provision would result in dilution to other shareholders. Further, we entered into an employment contract with our Chief Financial Officer ("Employment Contract"), the terms of the Employment Contract provide that in the event we engage in an underwritten offering of shares of common stock which yields gross proceeds to us in excess of RMB248,295 ($30,000), all of the 210,000 stock options had been accelerated and fully vested as of September 30, 2005.

Note 7 - Equity

The changes in equity are primarily due to share issuance. On July 20, 2005, we publicly sold 5,912,160 shares of our common stock at $5.1425 per share, after underwriting discounts and commissions, for gross proceeds of approximately $30 million.

Note 8 - Subsequent Events

1. On October 7, 2005, Comtech Hong Kong (Comtech HK) entered into a RMB40,460 ($5,000) USD denominated credit facility with Standard Chartered Bank (Hong
Kong) Limited ("SCB"),and a RMB72,828 ($9,000) USD denominated facility with Bank of China (Hong Kong) Limited ("BOC"). Both facilities are guaranteed by Comtech Group, Inc.

2. On November 9, 2005, Comtech Group, a Cayman Island company and our wholly owned subsidiary, entered an agreement with Century Teltone Technology Co. Ltd., pursuant to which Comtech-Cayman will lend US$2,500 to Comtech Wireless Ltd., a company owned 60% by Comtech-Cayman and 40% by Century, for working capital. Wireless, through a subsidiary, will develop a location-based search application, which we anticipate using in mobile phones tailored to users such as children and the elderly.

                       COMTECH GROUP INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (in thousands, except shares and per share amounts)

3. On November 10, 2005, Comtech HK terminated the RMB80,920 ($10,000) revolving credit facility with the Bank of Communications, Hong Kong branch. As of the date of this filing and September 30, 2005, there was no outstanding loan balance under this facility.

4. As of the date of this filing, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount of $2,000, and bears interest from 1.5% per annum over HIBOR to USD Prime, depending on different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party. Interest on this facility accrues until payment is demanded by SCB.

5. As of the date of this filing, the outstanding loan balance under the BOC facility was RMB12,769 ($1,578), at an interest rate of approximately 6% per annum, leaving RMB60,059 ($7,422) in availability. This facility is secured by funds on deposit in an amount of $3,000, and bears interest from LIBOR plus 2% to 2.25% per annum, depending on different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital consumer electronic and storage solution products; expectations for the domestic wireless handset, telecom equipment, consumer electronic and storage solution end-markets in China; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in China's wireless handset, telecom equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as "may," "expects," "believes," "anticipates," "intends," "projects," "looking forward" or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. We recently began targeting the consumer electronics end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the third quarter of 2005, we began generating net revenue from customized module design solutions for consumer electronics products, primarily for IPTV set-top boxes and DTV, through sales to our existing customers, Haier, Konka, Lenovo, TCL and UTStarcom. We anticipate that sales related to the consumer electronics end-market that we recently entered will initially have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as the industry matures. Our success in the consumer electronics end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property and technological capabilities, to meet the needs of our customers that have expanded into or are expected to expand into the consumer electronics end-market.

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

Research and development expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of September 30, 2005, we had 66 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment and consumer electronics industries. Research and development expenses were significantly higher in the nine months ended September 30, 2005 than they were in the same period of 2004, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets such as consumer electronics.

Minority Interest

Minority interests consist of 40% of the outstanding equity interest in Shanghai E&T, 45% of the outstanding equity interest in Comtech Broadband and 1.4% of the outstanding equity interest in OAM, a non-operating Italian subsidiary, held by minority shareholders of these entities. For the quarter ended September 30, 2005, approximately 22% (2004: 10%) of our total net revenue was generated through Shanghai E&T and Comtech Broadband. For the nine months ended September 30, 2005, approximately 13% (2004: 10%) of our total net revenue was generated through Shanghai E&T and Comtech Broadband.

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

The usual statutory tax rate applicable to PRC companies is 33%, while the statutory tax rate applicable to PRC companies in the Shenzhen Special Economic Zone in China is 15%. Since three of our PRC operating companies, Shenzhen Comtech, Comtech Communication and Comtech Software, are established in the Shenzhen Special Economic Zone and have agreed to operate for a minimum of ten years in China, Shenzhen Comtech was, and Comtech Communication and Comtech Software have been and will continue to be, entitled to preferential income tax treatment under PRC law as follows:

            o Shenzhen Comtech was subject to a three-year preferential tax rate of 7.5% in 2002, 2003 and 2004; and

            o     Comtech  Communication  operated under a zero-tax exemption in
                  2003  and  2004,   and  will  be  subject   to  a   three-year
                  preferential tax rate of 7.5% in 2005, 2006 and 2007.

            o Comtech Software has been operating under a zero-tax exemption in 2005 and 2006, and will be subject to a three-year preferential tax rate of 7.5% in 2007, 2008 and 2009.

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

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate for the third quarter of 2005 was 6.0%, whereas that for the same period of 2004 it was 2.7%. Our effective tax rate for the nine months ended September 30, 2005 was 7.1%, whereas that for the same period of 2004 it was 3.7%. Our increase in the effective tax rate was mostly due to the ending of the preferential income tax period for Shenzhen Comtech and Comtech Communication. Having been granted the preferential tax treatment for Comtech Software, we expect that the effective tax rate will become lower by second half year of 2005.

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

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenue

Details of net revenue for the three months ended September 30 were as follows:

                                                      2005             2004
                                                      ----             ----
                                                    RMB'000          RMB'000
                                                --------------   --------------
Mobile handset                                         110,461           82,625
Telecom equipment                                       86,609           63,693
Consumer electronics and others                         18,155            1,085
                                                --------------   --------------
                                                       215,225          147,403

Net revenue was RMB67,822 thousand or 46% higher than that of the same period of the prior year. The increase was mainly attributable to substantial sales growth (approximately 35%) in mobile handset and telecom equipment products resulting from expanded customer bases and a greater variety of product design-ins. Revenue from consumer electronics and others also contributed to the increase in net revenue by more than RMB17 million, due to newly-launched designs, such as Broadcom-branded products, in 2005.

Gross margin

Gross margin increased from RMB22,554 thousand or 15.3% in the third quarter of 2004 to RMB38,191 thousand or 17.7% in the same period of 2005. The increase in gross margin percentage was principally due to a change in product mix toward consumer electronic module-related sales that have relatively higher average margins, appreciation of the RMB against the USD since late July and decreased marginal cost of revenue which resulted from bulk purchases.

Selling, R&D, general and administrative expenses

Selling, R&D, general and administrative expenses of RMB14,646 thousand were RMB5,976 thousand or 68.9% higher than those of the same period last year. The details of the expenses for the three month period ended September 30 are as follows:

                                                      2005             2004
                                                      ----             ----
                                                    RMB'000          RMB'000
                                                --------------   --------------
Selling expenses                                         4,765            1,673
R&D expenses                                             4,805            3,481
General and administrative expenses                      5,076            3,516
                                                --------------   --------------
                                                        14,646            8,670

The increase in the selling expenses by RMB3,092 thousand, or 184.8%, was mainly attributed to an increase in sales and an increase in headcount for the sales division. An allowance on bad debt of RMB 1,214 thousand also contributed to the increase.

R&D expenses increased by RMB1,324 thousand, or 38.0%. The increase was comprised of an increase in R&D personnel and engineers and an increase in research related to our potential expansion into new consumer electronics markets.

General and administrative expenses increased by RMB1,560 thousand or 44.4%. The principal factors for the increase are professional fees related to compliance work for the public company and an increase in headcount in supporting departments to enhance the internal control system.

Interest expense

Interest expense in the third quarter of 2005 amounted to RMB560 thousand as compared to RMB845 thousand in the same period of 2004. The decrease resulted from lower levels of bank borrowings in the third quarter of 2005 as compared to the same period of 2004. The average interest rates applicable to the bank borrowings for the quarters ended September 30, 2005 and 2004 were both approximately 6.4% per annum.

Interest income

Interest income in the third quarter of 2005 amounted to RMB1,050 thousand, compared to RMB132 thousand in the same period of 2004. The increase was principally attributable to the proceeds of approximately $30 million received from the public offering on July 20, 2005. Higher net cash inflows generated from revenue resulting from higher average deposit balances also contributed to the increase in interest income.

Income tax

The effective tax rate in the third quarter of 2005 was 6.0% compared to 2.7% for the comparable period in the prior year. The increase in the effective tax rate was mostly due to the expiration of the preferential tax period for two of our PRC subsidiaries, Shenzhen Comtech and Comtech Communication.

Net income

As a result of the above items, net income for the quarter ended September 30, 2005 was RMB21,536 thousand compared to net income of RMB11,899 thousand in the corresponding period of 2004.

Earnings per share

We reported basic per share earnings of RMB0.71 for the third quarter of 2005 based on 30,224,068 outstanding weighted average shares and diluted per share earnings of RMB0.69 based on 31,432,482 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB0.55 and 0.54, respectively, for the same period of 2004, based on 21,742,342 outstanding weighted average shares (basic) and 21,978,521 outstanding weighted average shares (diluted), respectively.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenue

Details of net revenue for the nine months ended September 30 were as follows:

                                                      2005             2004
                                                      ----             ----
                                                    RMB'000          RMB'000
                                                --------------   --------------
Mobile handset                                         322,227          279,473
Telecom equipment                                      231,510          179,327
Consumer electronics and others                         41,047            6,170
                                                --------------   --------------
                                                       594,784          464,970

Net revenue was RMB129,814 thousand, or 27.9%, higher than that of the same period of the prior year. The increase was mainly attributed to stable growth in sales of mobile handsets, telecom equipment and digital consumer electronic products and additional revenue from new business lines, such as Broadcom and digital TV products.

Gross margin

Gross margin increased from RMB 69,799, thousand or 15.0%, in nine months ended September 30, 2004 to RMB 100,908 thousand, or 17.0% in the same period of 2005. The increase in gross margin percentage was principally due to an increase in consumer electronic module sales which have a higher average margin than mobile handsets or telecom equipment.

Selling, R&D, general and administrative expenses

Selling, R&D, general and administrative expenses of RMB34,549 thousand were RMB14,663 thousand or 73.7% higher than those of the same period last year. The details of the expenses for the nine month period ended September 30 are as follows:

                                                      2005             2004
                                                      ----             ----
                                                    RMB'000          RMB'000
                                                --------------   --------------

Selling expenses                                        11,259            6,059
R&D expenses                                             8,953            5,613
General and administrative expenses                     14,338            8,214
                                                --------------   --------------
                                                        34,550           19,886

The increase in the selling expenses by RMB5,200 thousand, or 85.8%, was mainly attributed to an increase in sales staff, and to an allowance on bad debt of RMB2,300 thousand.

R&D expenses increased by RMB3,340 thousand or 59.5%. The increase was comprised of an increase in R&D personnel and engineers and in research related to our potential expansion into new consumer electronics markets, and the opening of two new research centers in Shenzhen and Shanghai in the first quarter of 2005.

General and administrative expenses increased by RMB6,124 thousand or 74.6%. The principal factor for the increase is corporate expenses related to being a public company.

Interest expense

Interest expense in the nine months ended September 30, 2005 amounted to RMB1,508 thousand as compared to RMB1,669 thousand in the same period of 2004. The average interest rate during the nine months ended September 30, 2005 was 5.8% per annum as compared to 4.1% per annum during the same period of 2004. The increase resulted from the gradual increase in the official borrowing interest rate.

Interest income

Interest income in the nine months ended September 30, 2005 amounted to RMB1,153 thousand, compared to RMB159 thousand in the same period of 2004. The increase was principally attributable to the proceeds of approximately $30 million received in the public offering on July 20, 2005. Higher net cash inflows generated from revenue resulting from higher average deposit balances also contributed to the increase.

Income tax

The effective tax rate for the nine months ended September 30, 2005 was 7.1% compared to 3.7% for the comparable period in the prior period. The increase in the effective tax rate was mostly due to the expiration of the preferential tax period for two of our PRC subsidiaries, Shenzhen Comtech and Comtech Communication.

Net income

As a result of the above items, net income for the nine months ended September 30, 2005 was RMB58,552 thousand compared to net income of RMB43,549 thousand in the corresponding period of 2004.

Earnings per share

We reported basic per share earnings of RMB2.16 for the nine months ended September 30, 2005 based on 27,064,010 outstanding weighted average shares and diluted per share earnings of RMB2.06 based on 28,364,299 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB2.10 and 2.09, respectively, for the same period of 2004, based on 20,753,627 outstanding weighted average shares (basic) and 20,833,218 outstanding weighted average shares (diluted), respectively.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages  approximately one month,  whereas
our  receivables   cycle   typically   averages   approximately   three  months.
Accordingly, working capital is needed to fund this time difference.

As  of  September  30,  2005,  we  had  no  material   commitments  for  capital
expenditures.

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

As of September 30, 2005, we had working capital of RMB479,820 thousand as compared with working capital of RMB186,895 thousand at December 31, 2004.

On July 20, 2005 we publicly sold 5,912,160 shares of our common stock at $5.1425 per share, after underwriting discounts and commissions, for gross proceeds of approximately $30 million. Of the net proceeds of approximately $29.4 million, approximately 50% will be used to fund strategic alliances, 30% will be used to increase research and development efforts and 20% will be used for general working capital purposes.

Operating activities provided cash of RMB13,735 thousand for the nine months ended September 30, 2005 compared to cash used of RMB19,681 thousand in the corresponding period of 2004. The increase in cash provided by operating activities as compared to the prior year is primarily due to the increase in net income and decreases in bills receivable of RMB34,057 thousand and trade accounts payable of RMB19,021 thousand. The increase was partly offset by increases in trade accounts receivable of RMB48,649 thousand, in inventory of RMB45,543 thousand and in other trade receivables of RMB6,630 thousand. The overall cash inflows from operating activities was mainly attributable to the closer monitoring of credit and collection policies for trade debtors. The increase in inventory was associated with more purchases for future sales. Investing activities used RMB3,341 thousand during the nine months ended September 30, 2005, mainly for purchases of fixed assets.

Financing activities provided net cash of RMB235,319 thousand during the nine months ended September 30, 2005, from the issue of shares (net of transaction cost), offset by the repayment of bank borrowings (RMB18,633 thousand).

Indebtedness

Banking arrangements. In July 2004, Comtech Hong Kong, our Hong Kong operating company, entered into a RMB32,368 thousand ($4,000 thousand) U.S. dollar-denominated revolving credit facility with the Bank of Communications, Hong Kong branch. In September 2004, the amount of the facility was increased to RMB80,920 thousand ($10,000 thousand). This facility was terminated November 10, 2005. On October 7, 2005, Comtech Hong Kong entered into a RMB40,460 thousand ($5,000 thousand) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited ("SCB"),and a RMB72,828 thousand ($9,000 thousand) U.S. dollar denominated facility with Bank of China ("BOC"). Both of the SBC and BOC facilities are guaranteed by Comtech Group, Inc. Apart from income from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

As of the date of this filing, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount of $2,000,000, and bears interest from 1.5% per annum over HIBOR to USD Prime, depending on different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party. Interest on this facility accrues until payment is demanded by SCB.

As of the date of this filing, the outstanding loan balance under the BOC facility was RMB12,769 thousand ($1,578 thousand), at an interest rate of approximately 6% per annum, leaving RMB60,059 thousand ($7,422 thousand) in availability. This facility is secured by funds on deposit in an amount of $3,000,000, and bears interest from LIBOR plus 2% to 2.25% per annum, depending on different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC.

Factoring arrangements. In August 2004, Comtech Communication entered into an accounts receivable factoring agreement with Guangdong Development Bank, Shenzhen branch. Under the terms of the agreement, accounts receivable from UTStarcom, one of our major customers, up to a maximum amount of RMB30,000 thousand ($3,624 thousand), can be transferred to the bank with recourse. An amount equal to 30% of the accounts receivable transferred is secured by funds we have on deposit with the bank. The factoring arrangement bears interest at the PRC official loan interest rate, payable monthly. As of September 30, 2005, we had no factored accounts receivable outstanding under the agreement and had no pledged deposit with Guangdong Development Bank.

Bills receivable. Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers' banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheets. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers' banks. The discount is typically 0.6% to 0.9% of the balance transferred, which is recorded as interest expense. As of September 30, 2005, we had discounted bills receivable amounting to approximately RMB23,843 thousand ($2,946 thousand).

Future liquidity needs

As of September 30, 2005, we had approximately RMB268,151 thousand ($33,138 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

Allowance for doubtful accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of September 30, 2005, our accounts receivable balance was RMB216,240 thousand, net of a RMB6,152 thousand allowance for doubtful accounts. As our business grows, we expect our accounts receivable balances to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The functional currency of our major operating entities is the RMB. Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

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

The value of the RMB is subject to changes in China's central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced that it will no longer peg its currency exclusively to the United States dollar but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China, which will likely increase the volatility of RMB as compared to U.S. dollars. The exchange rate of RMB to $1 changed from RMB8.2765 to RMB8.1111 in late July. As of September 30, 2005, the exchange rate had further moved to RMB8.0920.

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

In the past we have experienced minimal foreign exchange gain and losses to date due to the relative stability of the RMB. We had a comprehensive loss of RMB6,787 thousand ($839 thousand) due to foreign exchange translation during the quarter ended September 30, 2005. We do not know what further effect the decoupling of the RMB from the U.S. dollar will have on our financial statements and results of operations. We do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuations.

Interest rate risk

We are exposed to interest rate risk arising from having short-term variable rate borrowings from time to time. Our future interest expense would fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB34,605 million ($4,276 million) as of September 30, 2005. Based on a variable rate of return, the bank borrowings approximated fair value at that date.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.8%, 1.2% and 3.9% in 2002, 2003 and 2004, respectively.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005, the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities. There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

(a) On November 10, 2005, Comtech HK terminated the RMB80,920 ($10,000) revolving credit facility with the Bank of Communications, Hong Kong branch. As of the date of this filing and September 30, 2005, there was no outstanding loan balance under this facility.

Item 6. EXHIBITS

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

                                       COMTECH GROUP, INC.


November 14, 2005                      By: /s/ Jeffrey Kang
                                           -------------------------------------
                                           Jeffrey Kang
                                           Chief Executive Officer and President


November 14, 2005                      By: /s/ Hope Ni
                                           -------------------------------------
                                           Hope Ni
                                           Chief Financial Officer