Form 10-K
period 2005-12-31
Comtech Group Inc
filed 2006-03-28
CIK 28367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal year ended December 31, 2005

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 000-02642

COMTECH GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-0466460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Room 10001, Tower C, Skyworth Building

High-Tech Industrial Park

Nanshan, Shenzhen 5180, PRC

(Address of Principal Executive Offices) (Zip Code)

011-86-755-267-43210

(Registrant’s telephone number, including area code)

Securities registered pursuant Section 12(b) of the Exchange Act:

None.

Securities registered pursuant Section 12(g) of the Exchange Act:

Common Stock, $ 0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES  ☐    NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of the Form 10-K or any amendment to the Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $40,521,000 based on the reported last sale price of common stock on June 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on March 20, 2006 was 31,840,882.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Our Company

We are a provider of customized module design solutions in China and serve as a gateway for our suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to use technology components from established suppliers in a timely and cost-effective manner, reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams gives us an understanding of their needs, and enables us to provide customization of our suppliers’ technology components with module designs to suit each of our many customers’ specific needs.

We have historically focused on the mobile handset and telecom equipment end-markets in China, but have recently expanded our addressable market to include the digital consumer electronics end-market. Within these industries we focus on wireless, broadband and digital home entertainment products. Over the last three years, we have worked with over 200 customers, including a majority of the largest and most well-known manufacturers in the mobile handset and telecom equipment end-markets in China. In addition to these original equipment manufacturers, or OEMs, our other customers include industry participants that support these OEMs, such as subsystem designers and contract manufacturers. In developing customized module design solutions for use in our customers’ products, we work closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita.

Based on a given customer’s specific design requirements, we propose a customized module reference design, which typically incorporates technology components from our suppliers. If the customer accepts our module reference design, it will generally agree to purchase from us some of the specific components contained in our proposed design. Our customers and their third-party contract manufacturers are responsible for the manufacture and assembly of the customized module design solutions based on our designs. Our business model is to generate revenue by reselling a limited number of specific components required in our module reference designs. The difference between the purchase price we pay our suppliers for these components and our sales price to our customers for these components compensates us for our design, technical support and distribution services.

In 2006 we expect to commence the development of a location based search application. We anticipate using this application in mobile phones tailored to certain targeted users such as children and the elderly. In addition, we will provide technology and engineering services, business process outsourcing, network system integration and related training and maintenance services to the well-known manufacturers in the mobile handset and telecom equipment end-markets both in China and south-east regions of Asia.

From 2003 to 2005, our net revenue grew from RMB357.8 million to RMB866.3 million ($107.3 million), representing a CAGR of 142.1%, and our net income grew from RMB28.5 million to RMB86.8 million ($10.8 million) during the same period, representing a CAGR of 204.6%. For the year ended December 31, 2005, we recorded net revenue of RMB866.3 million ($107.3 million) and net income of RMB86.8 million ($10.8 million).

Our Competitive Strengths

We believe that our customized module design solutions allow our customers to more effectively utilize our suppliers’ enabling technology components, which in turn allows them to more efficiently compete in their target end-markets. We believe our competitive strengths include:

Differentiated business model. We facilitate our customers’ use of technology components in their end-products, both reducing their time-to-market and lowering their overall costs. Because we focus on meeting our existing customers’ requirements instead of on developing specific technologies, we believe that we remain insulated from risks associated with being a provider of specific technology rather than on various competing technologies. We do not directly charge a design fee for our customized module solutions. Instead, we are compensated for the value added by our design work through a markup on the components we sell, determined principally by the extent of the design work we provide.

Broad and diversified customer base and deep customer relationships. Our broad and diversified customer base of over 200 customers over the last three years includes substantially all of the major domestic mobile handset and telecom equipment manufacturers in China and many of their supporting subsystem suppliers. Being a customized module design solution provider to our customers frequently involves a time-consuming and difficult procurement qualification process. Our deep customer relationships are the result of extensive time spent onsite with our customers’ engineers to develop many different customized solutions for use in their products. We believe that these close customer relationships, together with our continued qualified solution provider status, facilitate understanding of our customers’ time-to-market, technology and cost requirements. We have been a qualified module design solution provider to each of our top ten customers in 2005 for at least three consecutive years.

Strong relationships with enabling technology components suppliers. We work closely with more than 30 technology components suppliers, including some of the leading global suppliers such as Matsushita, JDS Uniphase and Broadcom. In addition to facilitating the customization of their technology components, our suppliers often rely on us as a means of penetrating new China-based electronics manufacturers with whom we have existing relationships.

We believe that we have been effective in establishing high entry barriers within our customers’ supply chains, allowing us to build and sustain our competitive position.

Our Strategy

Our objective is to be the leading provider of customized module design solutions for customers in China’s mobile handset, telecom equipment and digital consumer electronics end-markets.

Strengthen our design and development capabilities. To meet the changing needs of our customers, which include shortening product life cycles experienced in our customers’ targeted end-markets, we intend to continue to improve and strengthen our in-depth and diversified solution development and design capabilities to meet the changing needs of our customers, and continue to differentiate ourselves from our competitors.

Leverage our strong customer relationships into new opportunities. We intend to capitalize on the significant growth and higher margin opportunities in the digital consumer electronics end-market, as many of our key customers in China’s mobile handset end-market, including Haier, Konka, Lenovo and TCL, have expanded into the digital consumer electronics end-markets.

Make strategic investments, acquisitions or form strategic alliances. We intend to grow and expand our business by making investments, acquisitions or forming strategic relationships with companies that possess complementary design capabilities and technology. In particular, we plan to pursue opportunities where we expect to generate additional near-term revenue or expand our long-term growth opportunities. For example, we have entered into an agreement with Broadwell Group to establish a Hong Kong-based subsidiary to distribute semiconductors and other related products for Broadcom, a leading global producer of broadband communications semiconductors. We are developing a newly initiated storage solutions business, which we believe will allow us to broaden our customer base and diversify our product offerings. In November, 2005, our wholly owned subsidiary Comtech Cayman entered into a strategic partnership arrangement with Century Teltone Technology Co. Ltd., in which a new PRC subsidiary was formed to be engaged in the development of a location based search application.

Recent Developments

On January 11, 2006, our wholly owned subsidiary Comtech Cayman acquired 51.12% interest in Huameng Engineering Ltd. We expect this to expand our business in the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

Our Technology Solutions

We provide customization of our suppliers’ technology components with module designs to suit each of our many customers’ specific needs. Our customized module design solutions include:

Mobile Handsets	Telecom Equipment	Digital Consumer Electronics
LCD modules	Fixed line telecom network modules	IPTV set-top box modules(1)

Camera modules	Data communications modules	DTV modules(1)

Persistent storage modules	Optical transmission modules

Input/output modules	Wireless base-station modules

Sound system

Power supplies

(1)	Introduced in the first quarter of 2005.

The following table sets forth the revenue contribution from our mobile handset, telecom equipment and other end-markets during 2004 and 2005. Revenue from other end-markets includes the sale of digital consumer electronics and sale of our proprietary network lightning protection solutions for wireless base-stations.

Market	2004	2005
Mobile handset	58.8%	51.5%
Telecom equipment	39.9	37.7
Other	1.3	10.8

Total	100.0%	100.0%

We have also recently begun providing customized module design solutions for use in automobile electronics applications for customers such as Dongfeng Automobile Co. Ltd., a leading automobile manufacturer in China.

Through our new subsidiary in UIT, in June 2005, we have also become a provider of storage systems for organizations requiring high reliability, high performance networked storage and data management solutions. Our storage solutions consist of integrated hardware and software products employing a modular system that allows end-users to add capacity as needed. We target our storage solutions at customers such as OEMs, telecom service providers, banks and government agencies. For the year ended December 31, 2005, the storage solutions contributed RMB7.4 million ($0.9 million) to our total net revenue.

The value of our technology solutions can be illustrated by specific examples of how we have worked closely with our customers and suppliers in leveraging our competitive position and differentiated business model to build and extend our existing business, as well as identify and capture new opportunities:

Growing with our customers. We have been a provider of customized module design solutions to many of our major customers for a substantial portion of our operating history, often developing multi-level relationships with the various customer groups with whom we work. For example, we first became a provider to Huawei in 1995 when Huawei had several hundred employees, compared to over 24,000 employees at the end of 2005. As China’s telecom market has grown, so has Huawei’s telecom equipment business and the demand for our module design solutions customized specifically for application within Huawei’s products. Our total net revenue from Huawei grew to RMB75.5 million ($9.4 million) in 2005.

Applying our customized module design capabilities to new end-markets. We have used our customized module design capabilities, coupled with our deep, multi-level customer relationships, to follow our customers into new end-markets. Since 1995, we have been a provider of telecom equipment customized module design solutions to ZTE, a major telecom equipment manufacturer in China. ZTE first sought to enter the mobile handset market in China in 2000. Although we had not previously provided mobile handset solutions to ZTE, based on our history of working with ZTE on telecom equipment solutions and on our proven design capabilities, ZTE selected us as a provider of customized module design solutions for their mobile handsets in 2000. Since that time, total net revenue from ZTE has grown from RMB10.0 million in 2001 to RMB61.3 million ($7.6 million) in 2005.

We have also been able to leverage our relationship with TCL as a provider of customized mobile handset module design solutions to become a provider of similar solutions for their digital consumer electronics products. Based on our existing working relationships and enhanced R&D efforts in the digital consumer electronics products end-market, we began to provide TCL with customized module design solutions for DTV in the first quarter of 2005.

Development of collaborative relationships with key component suppliers. We have grown our business through collaborating with our key component suppliers and incorporating our suppliers’ technology components into our module reference designs to provide solutions for different OEM customers with different needs. For example, demand for flash memory integrated circuits has increased as the need for high volume storage has grown rapidly due to the more advanced data services offered over wireless networks onto mobile handsets. We developed a customized storage module by incorporating one supplier’s flash memory products, customized for each customer according to their varying design criteria. Through this approach, we were able to custom-design each module to provide optimal functionality to a variety of different OEM customers. Our ability to bring this solution to each of these OEM customers:

•	allowed our customers to optimize their mobile handsets with enabling flash memory technology in a fast and cost-efficient fashion;

•	allowed this supplier to begin to penetrate the China market and these specific OEM customers, without having to design and manufacture separate flash memory products; and

•	reinforced and broadened our relationship with this key component supplier.

Sales and Marketing

We generate sales of our customized module design solutions through our direct sales force, consisting of approximately 60 sales directors, account managers and sales support staff at December 31, 2005. Our sales directors are responsible for establishing sales strategy and setting objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer relationship. Account managers work closely with customers and, in many cases, provide on-site support. Account managers often attend our customers’ internal meetings related to production, engineering design and quality assurance to ensure that our customers’ expectations are appropriately interpreted and communicated to our operations group, and ultimately met or exceeded throughout the design process. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

Our new business development account managers initiate and maintain long-term, multi-level relationships with customer accounts and work closely with customers on new business opportunities throughout the design-to-delivery cycle.

Our Customers

Our customer base has grown to over 200 customers over the last three years. In addition to many of the largest China-based manufacturers of mobile handsets, telecom equipment and digital consumer electronics products, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our largest customer in the mobile handset market has been ZTE, which is one of China’s largest domestic mobile handset manufacturers. Our top revenue producing customer from the telecom equipment industry since 2003 have been Huawei, one of China’s largest telecom equipment manufacturers. During 2005, Huawei, ZTE and T&W, another major broadband terminal equipment and digital video product developer in China, each accounted for more than 7% of our net revenue and collectively accounted for approximately 24% of our net revenue.

As of December 31, 2005, our major customers by end-market are:

•	Mobile Handset Manufacturers—Lenovo, Konka., TCL and ZTE.

•	Telecom Equipment Manufacturers—Huawei and ZTE.

•	Digital Consumer Electronics Manufacturers—Haier, T&W and ATI.

For the fiscal year 2005, our top 10 customers in terms of net revenue were as follows:

	2005	2005
Customer Name	Net Revenue (in millions)	Percentage of Net Revenue (%)
Huawei	RMB 75.5	8.7%
T&W	71.7	8.3
ZTE	61.3	7.1
ATI	52.1	6.0
Lenovo	34.6	4.0
Konka	31.7	3.7
Starnet	31.4	3.6
Shenzhen Sang Fei Consumer Communications	30.6	3.5
Wuxi Zhongxing Optoelectronics	25.4	2.9
TCL	24.5	2.8

Total	RMB 438.8	50.6%

Our Suppliers

We develop our customized module design solutions based on technology components provided by key technology and other suppliers in our target end-markets. We work with a select list of more than 30 key suppliers globally, including:

Supplier Name	Product
Broadcom	DTV

JDS Uniphase	Optoelectronic components

Matsushita	Switches, connectors, relay

M-Systems Flash Disk Pioneers Ltd.	Flash memory

Sambu Communics Co., Ltd.	Speakers

During 2005, based on cost, we purchased approximately 41.7% and 35.5% of the components sold to our customers from Matsushita and Broadcom, respectively. We have established long-standing relationships with our key suppliers. For example, we have worked with Matsushita since our inception in 1995. While we depend on our key suppliers, we believe that we can find alternate suppliers within a reasonable amount of time without significantly altering our proposed solutions. For further information concerning our reliance on Matsushita and other key suppliers, see “Risk factors—Reliance on our suppliers, with whom we often do not have long-term supply agreements, makes us vulnerable to the loss of one or more key suppliers or the delivery capabilities of our suppliers.”

Our Competitors

We believe that the principal competitive factors affecting the markets for our customized module design solutions include:

•	understanding our customers’ time-to-market, technology and cost requirements;

•	access to technology providers;

•	pricing and efficiency;

•	design capabilities;

•	customer relationships; and

•	technical support.

We believe that we compete favorably with respect to each of these criteria. In addition, while we do not believe that there are any direct competitors of any meaningful size that operate using the same business model as ours, we face indirect competition from the following:

Other technology component suppliers. For each project, we work with suppliers to compete against other technology component suppliers. Consequently, we indirectly compete against our suppliers’ competitors. For example, by working with JDS Uniphase, we compete indirectly against companies such as Avanex and Bookham in supplying optical transmission module designs.

Component manufacturers and distributors. We compete indirectly with component manufacturers such as Epcos, and component distributors such as Arrow Electronics, Avnet and Memec, which may seek to expand their product/service offerings to include customized module design solutions. We believe that these large component manufacturers and distributors have not historically engaged in customized module design, and therefore we believe that it is not one of their core competencies.

Our Intellectual Property

We currently have five issued utility patents relating to our lightning surge protection for network products and a ceramic-to-steel adhesive application. Historically, we have derived a small percentage of our net revenue from our proprietary products. However, a component of our growth strategy is to begin to develop proprietary solutions in-house, specifically integrated circuits and application software design, and to make strategic investments in, form strategic alliances with or acquire companies that possess complementary design capabilities and technology. Therefore, we expect that proprietary intellectual property will become increasingly important to our business.

Employees

As of December 31, 2005, we had approximately 200 employees, approximately 105 of whom perform research and development related activities.

We make contributions for most of our employees in the PRC to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of benefits to these retired employees. We are required to make contributions to the government-managed retirement plan at specified rates of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe we enjoy good relations with our employees.

ITEM 1A. RISK FACTORS

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

Our quarterly revenue, income and other operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including the following:

•	the ability of our suppliers to meet our supply requirements;

•	the cancellation of large orders;

•	competitive pressures;

•	the time required for research and development;

•	changing design requirements resulting from rapid technology shifts; and

•	industry trends impacting the overall market for our customers’ end-products.

As a result of these and other factors, our results of operations may vary on a quarterly basis and net revenue may be adversely affected from period to period. Our results of operations for a particular quarter may not be indicative of our future performance. If our operating results in a quarter fall below our expectations or the expectations of market analysts or investors, the price of our common stock is likely to decrease.

Our operating results are substantially dependent on development of new customized module design solutions.

We may be unable to develop new customized module design solutions in a timely or cost-efficient manner, and these new solutions may fail to meet the requirements of our customers’ end-markets. If we fail to develop new solutions that help our customers respond to competitive pressures, achieve shorter time-to-market or broaden and improve their product offerings, we will lose business and our results of operations will be materially and adversely affected.

If our customers do not accept our proposed customized module design solutions or do not purchase from us the specified components contained in the proposed module reference design, our net revenue will be adversely affected.

While approximately 50% of our proposed customized module design solutions are accepted by our customers, there is no obligation for customers to accept our proposed solutions. We dedicate personnel, management and financial resources to research and development and technical support in developing new customized module design solutions for our customers. The time frames for most research and development projects typically range from two to 18 months. Because we do not charge a design fee for our services, but rather generate revenue through the resale of specified components contained in our proposed reference designs, if our customers do not accept our proposed designs, we will fail to capitalize on the invested resources, time and effort that we expended on a project.

Furthermore, our customers typically make purchases on a purchase order basis. Prior to submission of a purchase order, our customers are not obligated to purchase from us any quantity of specific components that we propose to sell in our proposed module reference design. Our customers may cancel or defer their purchase orders on short notice without significant penalty. Even if a customer accepts our proposed module reference design, the customer could bypass us and contract with our competitors or possibly our suppliers directly for the purchase of the specific components we otherwise had proposed to sell. The failure to accept our proposed module reference design, the loss of ongoing business from our customers or the transition away from us in favor of direct purchases from our competitors or suppliers could each result in our failure to realize potentially significant net revenue.

Reliance on our suppliers, with whom we often do not have long-term supply agreements, makes us vulnerable to the loss of one or more key suppliers or the delivery capabilities of our suppliers.

We typically rely on a limited number of key suppliers, and many customized module design solutions that we develop are designed around technology components provided by our suppliers. We typically do not have long-term supply agreements or other forms of exclusive arrangements with our suppliers. In 2005, for example, Matsushita Electric Works, Ltd. and its affiliated entities, or Matsushita, and Broadcom Corp. accounted for approximately 36.8% and 31.4%, respectively, of our cost of revenue. Furthermore, although we deal with approximately ten different divisions within Matsushita, purchases of relays and connectors from Matsushita accounted for a substantial portion of our cost of revenue attributable to Matsushita. If we lose a key supplier or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demand for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. For example, when a key supplier recently relocated its production facilities, interruption in its production capacity resulted in its inability to meet our quarterly supply requirements. If suitable replacement components are unavailable, we may be forced to redevelop certain of our solutions, which ultimately may not be accepted by our customers.

Also, if our suppliers fail to introduce new products that keep up with new technologies, they may be surpassed by other suppliers entering the market with whom we may not have existing relationships. The costs and delays related to finding new suppliers or redeveloping solutions could significantly harm our business.

If we fail to attract and retain key personnel, particularly our chief executive officer, our business will be materially impaired and our financial condition and results of operations will suffer.

Our business greatly relies on the continued services of Jeffrey Kang, our principal shareholder and chief executive officer. Many relationships with our key suppliers and key customers have been developed by and continue to be maintained by Mr. Kang. Our future success will depend to a significant degree upon the performance and contribution of Mr. Kang and other members of our senior management team in areas including sales, research and development, information technology and finance. Therefore, our business and results of operations may be materially and adversely affected if Mr. Kang or another member of our senior management team leaves us, which they may do at any time since, as with the exception of our chief financial officer, they do not have an employment or non-compete agreement with us. In addition, we will incur additional expenses to recruit and develop senior management members if one or more of our key employees is unwilling or unable to continue his or her employment with us. We do not maintain key man life insurance covering our senior management or any of our key employees.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly-skilled personnel. If we cannot attract and retain the personnel we require at a reasonable cost, our cost of revenue will increase and the profitability of our business could be negatively affected. Our business is especially dependent on sales, marketing and research and development personnel. Competition in China for executive-level and skilled technical and sales and marketing personnel is strong, and recruiting, training, and retaining qualified key personnel are important factors affecting our ability to meet our growth objectives. Should key employees leave our company, we may lose both an important internal asset and net revenue from customer projects in which those employees were involved.

Loss of key customers may adversely impact our net revenue.

We generate the majority of our net revenue from a small number of key customers, and we anticipate that a small number of key customers will continue to account for a significant portion of our net revenue in the foreseeable future, particularly in the telecom equipment market. In 2005, our sales to Huawei, T&W and ZTE accounted for approximately 8.7%, 8.3% and 7.1%, respectively, of our net revenue. Sales to our top 10 customers represented approximately 50.6% of our net revenue in 2005. Should we lose, receive reduced orders from, or experience any adverse change in our relationship with any of our key customers, we will suffer a substantial loss in net revenue.

The end-markets in which we operate are highly competitive and fragmented. We expect competition to intensify in the future, and if we fail to compete effectively, our business will be harmed.

Pressures from current or future competitors could cause our solutions to lose market acceptance or require us to significantly reduce our sales prices to keep and attract customers. Our competitors often have longer operating histories, stronger customer and supplier relationships, larger technical staffs and sales forces, and/or greater financial, technical and marketing resources than we do. Although we believe that there are no direct competitors of any meaningful size who operate using the same business model as ours, we face indirect competition from:

•	Other technology component suppliers. For each project, we work with one enabling technology component supplier to compete against other enabling technology component suppliers. Consequently, we indirectly compete against our suppliers’ competitors. For example, by working with JDS Uniphase, we compete against companies such as Avanex Corp. and Bookham Inc. in supplying optical transmission module design solutions.

•	Component manufacturers and distributors. We compete indirectly with component manufacturers such as Epcos AG, and component distributors such as Arrow Electronics, Inc., Avnet Inc. and Memec Inc., which may seek to expand their product/service offerings to include customized module design solutions.

We may also face indirect competition from customers and suppliers. Currently many of our customers and suppliers do not focus on customized module design. If our customers or suppliers decide to devote more time and resources to in-house module design, the demand for our solutions may decline. In addition, our customers may change their procurement strategy or decide to rely on us primarily for component delivery and not for integration or design work. Similarly, component suppliers may also seek to offer their component products or modules incorporating key components from our solutions directly to our customers. The loss of customers for our customized module design solutions as a result of these competitive factors would have a material adverse effect on our business, financial condition and results of operations.

As we expand our business, we intend to develop new customized module design solutions and technological capabilities in end-markets where we do not currently have extensive experience or technological capability. Failure to develop or execute this growth strategy will have a material adverse effect on our net revenue.

Historically we have derived substantially all of our net revenue from our customized module design solutions provided to customers in the mobile handset and telecom equipment end-markets. We recently began targeting the digital consumer electronics and storage solution end-markets as well as developing a location based search application and providing technology and engineering services in which we have not had extensive experience or developed significant technological capability to date. In particular, we have not had any prior experience or technological capability in the storage solutions end-market. We also do not have any operating history for the location based search application nor the provision of technology and engineering services, although we are cooperating with the business strategic partners who have expertise in these businesses. Over time, we hope to develop our integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology, primarily for Internet protocol television, or IPTV, set-top boxes and digital televisions, or DTV. We also expect to internally establish a strong research and development team in our proposed location based search application and increase the number of employees providing technology and engineering services. Our success in the digital consumer electronics end-market will depend, in significant part, on our ability to develop the necessary technological capability and to leverage our existing customer base that has expanded into this end-market. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property capabilities. If we are unable to quickly develop technological expertise, increase our research and development capabilities and leverage our customer base as anticipated, our return on our investment with respect to these efforts may be lower than anticipated and our operating results may suffer. Moreover, market acceptance of our customers’ new digital consumer electronics products, such as IPTV set-top boxes and DTV, is unproven, and our new markets for digital consumer electronics and storage solutions may not develop as anticipated, or at all. Finally, our customer base may not respond to our efforts to expand our proprietary capabilities and may be unwilling to utilize these enhanced capabilities.

We may be unable to manage rapid growth and a changing operating environment, which could adversely affect our ability to serve our customers and harm our business.

We have experienced rapid growth over the last five years, with our net revenue increasing from RMB171.7 million in 2001 to RMB866.3 million ($107.3 million) in 2005. Over the same period, our number of employees has also increased from approximately 30 to 200. We have limited operational, administrative and financial resources, which may be inadequate to sustain our current growth rate. If we are unable to manage our growth effectively, the quality of our solutions could deteriorate and our business may suffer. As our customer base increases and we enter new end-markets, such as the digital consumer electronics end-market, or as we expand our technological capabilities to include integrated circuit and application software design, we will need to:

•	increase our investments in personnel, research and development capabilities, facilities and other operational areas;

•	continue training, motivating and retaining our existing employees, and attract and integrate new qualified employees;

•	develop and improve our operational, financial, accounting and other internal systems and controls; and

•	take enhanced measures to protect any proprietary technology or technological capability we develop.

Any failure to manage our growth successfully could distract management’s attention and result in our failure to serve our customers and harm our business.

We may not have sufficient funds to pay our accounts payable when due, which could adversely affect our operations and net revenue.

We experience a time lag in our accounts payable and accounts receivable cycles. Consequently, we may experience periods during which our cash from operations is insufficient to fund our working capital requirements. We have historically funded our working capital requirements through cash on hand, operating cash flows, as well as short-term credit facilities, factoring arrangements and loans from our principal shareholder and chief executive officer, Jeffrey Kang, and his affiliated companies. As we grow and our working capital requirements increase, these facilities may not be sufficient to meet our needs. We may be unable to maintain these liquidity sources or obtain additional liquidity sources on commercially reasonable terms to meet our increased funding requirements. For additional details regarding our working capital needs and arrangements, please see “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources.”

We generally cannot replace a supplier without the need to redevelop the modules that incorporate its components, and in doing so, we would incur significant expenses and consume additional development time. If we do not have sufficient working capital to pay our suppliers on a timely basis, we may be unable to grow our business, and our suppliers may reduce the quantity of components they supply or may no longer sell components to us, either of which would have a material adverse effect on our net revenue and results of operations.

We face risks associated with future investments or acquisitions.

An important component of our growth strategy is to invest in or acquire companies that possess complementary design capabilities and technologies. We may be unable to identify suitable investment or acquisition candidates or to make these investments or acquisitions on a commercially reasonable basis, if at all. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

Integrating an acquired company or technology is complex, distracting and time consuming, as well as a potentially expensive process. The successful integration of an acquisition would require us to:

•	integrate and retain key management, sales, research and development, and other personnel;

•	incorporate the acquired products or capabilities into our offerings both from an engineering and sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions

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

Our acquisition strategy also depends on our ability to obtain necessary government approvals that may be required, as described under “—Risks Related to Doing Business in China—Our acquisition strategy depends on government regulatory approvals in China.”

The unauthorized use of our module design solutions could have a material adverse impact on our net revenue.

Our in-house design engineering teams develop our customized module design solutions. We typically do not have patent or other intellectual property protection for our solutions, nor do we typically have non-disclosure or confidentiality agreements with most of our suppliers or customers to keep our design specifications confidential. Suppliers or other competitors may attempt to circumvent us by selling products or providing module design solutions directly to our customers.

A component of our growth strategy is to begin to develop proprietary solutions in-house, specifically integrated circuits and application software design, and to make strategic investments in, form strategic alliances with or acquire, companies that possess complementary design capabilities and technology. Therefore, we expect that proprietary intellectual property will become increasingly important to our business. The unauthorized use by our suppliers or other competitors of our module design solution specifications or other intellectual property in the future would result in a substantial loss of our net revenue. The validity, enforceability and scope of protection of intellectual property in China is uncertain and still evolving, and PRC laws may not protect intellectual property rights to the same extent as the laws of some other jurisdictions, such as the United States. Moreover, litigation may be necessary in the future to enforce any intellectual property rights we may establish or acquire in the future, which could result in substantial costs and diversion of our resources, and have a material adverse effect on our business, financial condition and results of operations.

We became a public company through a share exchange with a non-operating public shell company, where we were the accounting acquirer and assumed all known and unknown potential liabilities of our predecessor entity.

Our July 2004 share exchange with Trident was accounted for as a reverse merger in which Comtech Cayman was deemed the accounting acquirer and Trident, which was originally incorporated in 1917, was the legal acquirer. We have retained all the known and unknown liabilities of Trident. In addition to the threatened litigation discussed under “Item 3 - Legal Proceedings”, we cannot guarantee that other potential liability will not come to our knowledge in the future.

We depend upon contractual agreements with the two shareholders of Shenzhen Comtech in conducting our business through Shenzhen Comtech and Shanghai E&T and receiving payments, which may not be as effective in providing operational control as direct ownership and may be difficult to enforce. Further, if the PRC government finds these contractual agreements violate or conflict with PRC governmental regulations, our business would be materially adversely affected.

At the time of its incorporation, foreign shareholding in a trading business such as Shenzhen Comtech could not exceed 65%. With subsequent PRC deregulation, foreign ownership of such a trading business can now reach 100%. However, foreign ownership of companies in the PRC engaged in commodity trading businesses—which includes agency trade, wholesale, retail and franchise operations—is subject to restrictions under PRC laws and regulations, and requires special approval from the PRC Ministry of Commerce, which is time consuming to obtain. In order to exercise control over Shenzhen Comtech (a PRC operating company legally permitted to engage in a commodity trading business), without direct shareholding by us (a U.S.-listed company and therefore a foreign-invested entity), our principal shareholder and chief executive officer, Jeffrey Kang and his wife, Nan Ji, own through contractual agreements and for the benefit of our 100% directly owned subsidiary, Comtech China, all of the equity interest in our PRC operating company, Shenzhen Comtech, which, in turn, owns 60% equity interest in another of our PRC operating companies, Shanghai E&T. While we do not have any equity interest in Shenzhen Comtech, through these contractual agreements, we enjoy voting control and are entitled to the economic interests associated with Jeffrey Kang’s and Nan Ji’s equity interest in Shenzhen Comtech. For additional details regarding these contractual agreements, see “Related party transactions.” These contractual agreements may not be as effective in providing us with control over Shenzhen Comtech as direct ownership because we rely on the performance of Jeffrey Kang and Nan Ji under the agreements. If Jeffrey Kang or Nan Ji fail to perform his or her respective obligations under the agreements, we may have to incur substantial costs and resources to enforce such agreements and may not be able to do so in any case. Also, we must rely on legal remedies under applicable law, which may not be as effective as those in the United States. Because we rely on Shenzhen Comtech and Shanghai E&T in conducting our business operations in China, the realization of any of these risks relating to our corporate structure could result in a material disruption of our business, diversion of our resources and the incurrence of substantial costs, any of which could materially and adversely affect our operating results and financial condition.

In the opinion of our PRC counsel, Grandall Legal Group, the ownership structure of Shenzhen Comtech and the contractual agreements among Comtech China, Mr. Kang and Ms. Ji do not violate existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including but not limited to the laws and regulations governing the validity and enforcement of these contractual agreements. In particular, this type of contractual agreement is not commonly seen in China and accordingly, we cannot assure you that PRC regulatory authorities will not determine that these contractual agreements with Jeffrey Kang and Nan Ji violate or conflict with PRC laws or regulations, including those regarding restrictions on foreign investments in trading businesses.

In 2005, Nan Ji has executed an agreement to transfer her 70% equity interest in Shenzhen Comtech to Jeffrey Kang and her 1% equity interest in Shenzhen Comtech to Huimo Chen, the mother of Jeffrey Kang, who is a PRC citizen. Jeffrey Kang and Huimo Chen have also agreed that upon the successful transfer of Nan Ji’s equity interest as described above, they will enter into and be bound by the same contractual arrangements with Comtech China relating to the voting control of Shenzhen Comtech.

If we or our PRC operating company, Shenzhen Comtech, are found to violate any existing or future PRC laws or regulations, the relevant regulatory authorities will have broad discretion in dealing with such violation, which would cause significant disruptions to our business operations or render us unable to conduct our business operations and may materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Industry

Historically, we have focused on the mobile handset and telecom equipment end-markets in China, but recently expanded our focus to include the digital consumer electronics end-market in China. We currently do not derive a significant portion of our net revenue from the consumer electronics end-market.

Our inability to respond quickly and effectively to rapid technological advances and market demands would adversely impact our competitive position and our results of operations.

The mobile handset and telecom equipment end-markets are characterized by rapid technological advances, intense competition, frequent introduction of new products and services and consumer demand for greater functionality, lower costs, smaller products and better performance. We must constantly seek out new products and develop new solutions to maintain in our portfolio. We have experienced and will continue to experience some solution design obsolescence. We expect our customers’ demands for improvements in product performance to increase, which means that we must continue to improve our design solutions and develop new solutions to remain competitive and grow our business. Our failure to compete successfully for customers will result in price reductions, reduced margins or loss of market share, any of which would harm our business, results of operations and financial condition.

Substantially all of our net revenue currently comes from sales to manufacturers in the highly cyclical mobile handset and telecom equipment end-markets, and cyclical downturns could harm our operating results.

The mobile handset and telecom equipment end-markets are highly cyclical and have experienced severe and prolonged downturns, often in connection with maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The impact of slowing end-customer demand was compounded by higher than normal levels of equipment and inventories among our customers and our customers’ adjustments in their order levels, resulting in increased pricing pressure.

In addition, our recent and significant growth in net revenue resulted, in large part, from the high growth in sales of products manufactured by domestic mobile handset and telecom equipment manufacturers in China. These domestic manufacturers may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset and telecom equipment products would materially affect our results of operations and financial condition.

The mobile handset end-market is characterized by a short product lifecycle, making time-to-market and sensitivity to customer needs critical to our success and our failure to respond will harm our business.

Mobile handsets typically have a lifecycle of approximately six months before the technology becomes obsolete. Time-to-market, both with respect to our customers’ ability to supply consumers with timely and marketable products and our ability to provide our customers with a wide array of latest generation customized module design solutions, is critical to our success. As design cycles in the industry shorten, we face logistical challenges in providing our solutions in an increasingly shorter timeframe. If we are unable to respond to the shortened lifecycles and time-to-market, our business will suffer.

Risks Related to Doing Business in China

There are substantial risks associated with doing business in China, including those set forth in the following risk factors.

Our operations may be adversely affected by China’s economic, political and social conditions.

Substantially all of our operations and assets are located in China and substantially all of our net revenue derived from our operations in China. Accordingly, our results of operations and future prospects are subject to economic, political and social developments in China. In particular, our results of operations may be adversely affected by:

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

Our financial results benefit from tax concessions granted by the PRC government, the change to or expiration of which would materially change our results of operations.

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that some of our PRC operating companies currently enjoy or expect to enjoy in the future. The statutory tax rate generally applicable to Chinese companies is 33%. As a result of preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB29.6 million($3.7 million), RMB19.9 million and RMB10.2 million in 2005, 2004, and 2003, respectively. For additional details regarding these tax incentives, please see “Management’s discussion and analysis of financial condition and result of operations—Taxation.”

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

The telecom equipment market is extensively regulated in China.

The telecom equipment end-market accounted for 37.7% of our net revenues in 2005. China’s telecom industry is heavily regulated. Changes in regulations affecting sales of these customers could negatively affect the telecom equipment end-market for our solutions, which will materially harm our business.

PRC government control of currency conversion may affect our ability to meet foreign currency obligations.

Because the majority of our net revenue is denominated in Renminbi, any restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to meet our foreign currency obligations, primarily denominated in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), or the Rules, as amended. Under the Rules, once certain procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counter-parts. Since a significant amount of our future revenues will continue to be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in China to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of Renminbi with respect to foreign exchange transactions.

Our acquisition strategy depends on government regulatory approvals in China.

Regulations were recently promulgated by State Development and Reform Commission, or SDRC, and the State Administration of Foreign Exchange, or SAFE, that require registration with, and approval from, PRC government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to our future offshore or cross-border acquisitions, as well as to the equity interests in offshore companies held by our PRC shareholders who are considered PRC residents. We intend to make all required application and filings, and will require the shareholders of the offshore entities in our corporate group who are considered PRC residents to make the application and filings, as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations are relatively new and lacking implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities. The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under the relevant SDRC regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, we cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our shareholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would or would be able to comply with the requirements. Our failure or the failure of our PRC resident shareholders to obtain these approvals or registrations may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire or establish companies inside of China, which could negatively affect our business and future prospects.

PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.

Substantially all of our operations are conducted through our PRC operating companies. The ability of our PRC operating companies to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the SAFE regulations discussed in the previous risk factor, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, namely Comtech Communications and Comtech Software, including, remittance of dividends and foreign-currency- denominated borrowings by these PRC subsidiaries. In addition, our PRC operating companies are required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating companies are also required, where applicable, to allocate an additional 5% to 10% of their net profits to a statutory common welfare fund. The net profit available for distribution from our PRC operating companies is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from these entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

We do not directly own the equity interest in Shenzhen Comtech, which accounted for approximately 11.7% of our net revenue in 2005, as well as Shenzhen Comtech’s 60% owned subsidiary, Shanghai E&T, which accounted for approximately 6.9% of our net revenue in 2005. Our principal shareholder and chief executive officer, Jeffrey Kang, the shareholder of Shenzhen Comtech, has contractually agreed, among others things, to apply all dividends or other payments they receive from Shenzhen Comtech to payments to our 100% directly owned subsidiary, Comtech China, or its designated entities, for valid and valuable consideration and to the extent permitted by applicable PRC law, including PRC foreign exchange law. PRC law and regulatory requirements would currently restrict the ability of Mr. Kang, based solely upon the contractual agreement, to directly apply the dividends or other payments he receives from Shenzhen Comtech in U.S. dollars to payments to Comtech China or in Renminbi to Comtech China’s designated entities in China. For example, the PRC foreign exchange authorities would have discretion to review the adequacy of the consideration given in exchange for the application of any dividends or payments from Shenzhen Comtech to Comtech China. If Jeffrey Kang fails to apply such dividends or other payments received from Shenzhen Comtech, which might include profit distributions from Shanghai E&T to Shenzhen Comtech, to payments to Comtech China or its designated entities, our financial condition would be negatively affected. Apart from the dividend distribution from our PRC subsidiaries to us, the transfer of funds from our company to our PRC operating companies, either as a shareholder loan or as an increase in registered capital or otherwise, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions.

Fluctuations in the value of the Renminbi relative to foreign currencies could affect our financial condition, results of operations and the price of our common stock.

The majority of our net revenue is denominated in Renminbi, while a portion of our cost of revenue is denominated in foreign currencies, primarily U.S. dollars. Since 1994, the official exchange rate of Renminbi to U.S. dollars has been based on rates set by the People’s Bank of China and generally has been stable. However, recently there has been increased political pressure on the PRC government to decouple the Renminbi from the U.S. dollar, and the PRC government may in the future relinquish the U.S. dollar peg or increase the current trading range. Future movements in the exchange rate of Renminbi and other currencies may have an adverse effect on our financial condition and results of operations. For example, a depreciation of the Renminbi relative to the U.S. dollar would have the effect of reducing our U.S. dollar-translated net revenue and increasing the debt servicing requirements for our U.S. dollar-denominated debt. On the other hand, the appreciation of the Renminbi would make our customers’ products more expensive to purchase outside of China because many of our customers are involved in the export of goods, which could adversely affect their sales, thereby eroding our customer base and adversely affecting our results of operations.

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

Substantially all of our operations and assets are located in China. In addition, most of our directors, executive officers and some of the experts named in this document reside within China, and many of the assets of these persons are also located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these directors or executive officers or some of the experts named in this document, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC legal counsel, Grandall Legal Group, has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in China of judgments of a court of the United States or any other jurisdiction, including judgments against us or our directors, executive officers, or the named experts, may be difficult or impossible.

Risks Related to Our Common Stock

Our principal shareholder and chief executive officer beneficially owns a substantial majority of our common stock. As a result, the trading price for our shares may be depressed due to market perception, and our principal shareholder and chief executive officer will be able to take actions that may be adverse to your interests.

Jeffrey Kang, our principal shareholder and chief executive officer, directly and through entities he controls, currently beneficially owns approximately 47.1% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors, often perceive a disadvantage in owning shares in a company with only one or very few controlling shareholders. Furthermore, Mr. Kang has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources. Our failure to comply could adversely affect our stock price.

As a closely-held company with no prior public reporting obligations prior to our share exchange with Trident in July 2004, we had committed limited personnel and resources to the necessary development of our internal controls and systems. In connection with our fiscal year 2005 financial statement audit, our independent auditors identified various internal control deficiencies and provided us with comments and recommendations for improvement in a number of areas with respect to our internal accounting systems and disclosure controls. These areas included, among other things: segregating duties in some sales and administrative functions; the creation of formal internal controls; policies and procedures in some administrative and accounting areas; an increase in accounting department resources; finalizing documentation to our existing internal controls and systems; and improving system controls related to information and technology systems matters. While we do not believe that any of the identified internal control deficiencies will materially adversely affect our financial statements, we cannot assure you that this will be the case.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K and the public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. We have only recently begun to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends, as required by Section 404 of the Sarbanes-Oxley Act, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

Significant dilution may result from the indemnification provisions of our share exchange agreement.

The terms of the share exchange with Trident provide for the issuance of up to 30,173,047 additional shares of our common stock to the original holders of Comtech Cayman in the event there is a breach of any representations, warranties, covenants or obligations made by Trident in the share exchange agreement for an amount of damages in excess of $625,000. This indemnification provision expired on April 30, 2005, except in the case of known claims, which will survive until such matters are resolved finally by a court of law. Prior to the expiration of this period, we were notified of a possible claim relating to a transaction entered into by Trident prior to the consummation of the share exchange agreement, as discussed under “Business—Legal Proceedings” that could trigger this indemnification provision. The potential issuance of additional shares of our common stock under this indemnification provision could result in dilution to other shareholders.

There has not been significant trading in our common stock, and our stock price may fluctuate dramatically in the future.

From March 1999 to January 30, 2005, our common stock was quoted on the Over-The-Counter Market, known as the “pink sheets”, or on the Electronic Bulletin Board of the Over-The-Counter Market, or OTCBB. Since January 31, 2005, our common stock has been quoted on Nasdaq under the symbol “COGO”. To date, there has been a limited trading market for our common stock. There is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our net revenue or income are below research analysts’ expectations;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of China-based companies.

Future sales of shares could have an adverse effect on the market price of our common stock.

A significant portion of our shares are held by a small number of shareholders. Historically, trading volume of our shares has been relatively low. Sales by our current shareholders of a substantial number of shares could significantly reduce the market price of our common stock. These sales could also impede our ability to raise future capital.

As of December 31, 2005, we had 31,445,058 shares of common stock outstanding, which shares will be able to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. On February 7, 2005, a registration statement on Form S-1 was declared effective with respect to 6,365,417 shares of our common stock. These shares are freely tradable without restriction or further registration, subject to the related prospectus delivery requirements.

As of December 31, 2005, we had stock options outstanding to purchase an aggregate of 2,472,500 shares of common stock and warrants outstanding to purchase 941,667 shares of our common stock. To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our common stock. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease properties with a total area of approximately 82,000 square feet in 20 locations in China including Shenzhen, Shanghai, Beijing, Hang Zhou and Hong Kong. Approximately 8,000 square feet is for our corporate headquarters located in Shenzhen, approximately 30,000 square feet is for our research and development centers in Shenzhen and Shanghai, approximately 20,000 square feet is for our representative offices located in the other cities, and approximately 20,000 square feet is used for manufacturing of our proprietary lightning protection product for wireless base stations. Approximately 4,000 square feet of space was also recently leased from a related party to be used as a research and development center, as described in “Related party transactions.” These leases have remaining terms ranging from one to 52 months.

As described under “Related party transactions—Commercial Transactions,” in 2001, we purchased a small office suite located in Shenzhen from Matsunichi Electronics, an affiliate owned by our principal shareholder and chief executive officer, Mr. Jeffrey Kang.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We have received a draft complaint threatening an action for damages arising from alleged breaches of fiduciary duties in connection with transactions involving Centerpoint Corporation and Bion Environmental Technologies, Inc. The transactions took place before the consummation of our share exchange agreement with Trident, at a time when Trident and our subsidiary, OAM, owned a majority of the shares of Centerpoint. We are named as a potential defendant in the draft complaint, together with OAM, and Mark Hauser and Mark Segall, who are current members of our board of directors, and other individuals and entities associated with Trident. The draft complaint is said to be on behalf of Centerpoint and a class of Bion shareholders, and alleges that the potential defendants controlled the affairs of Centerpoint, and used their positions, among other things, to divert Centerpoint assets to themselves. We are investigating the allegations made in the draft complaint, which seeks damages in an unspecified amount. Should any formal legal proceedings be instituted, we intend to vigorously defend ourselves, although we cannot predict the outcome of any possible legal proceedings.

Except as described above, we are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of shareholders held on December 15, 2005, the Company submitted the following matters to a vote of its shareholders:

1. Election of Directors:

Name of Director	Votes For	Votes Withheld
Jeffrey Kang	20,584,489	1,300
Hope Ni	20,584,489	1,300
Amy Kong	20,584,489	1,300
Q.Y. Ma	20,584,489	1,300
Frank Zheng	20,584,489	1,300
Mark S. Hauser	20,584,489	1,300
Mark B. Segall	20,584,489	1,300

2. Appointment of Deloitte Touche Tohmatsu as the independent registered public accounting firm of the Company:

Votes For	Votes Against	Abstentions
20,582,789	450	2,550

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

	2005		2004
Dollars Per Share	High	Low	High		Low
Quarter:
First	7.85	5.50	1.70		1.60
Second	6.43	4.63	2.86		1.98
Third	6.83	4.91	4.80	*	2.28	*
Fourth	6.66	5.41	5.98		3.68

*	- Represents stock performance after the July 22, 2004 share exchange transaction with Trident, as described elsewhere in this Form 10-K.

Shareholders

As of December 31, 2005, there were 31,445,058 shares of our common stock outstanding, and we had approximately 145 shareholders of record. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Dividends

Prior to the share exchange with Trident on July 22, 2004, we declared dividends of RMB41.4 million ($5.0 million) on our common stock and paid such dividend to the shareholders of record prior to the share exchange in September 2004. During the last two fiscal years we have not declared any other cash dividends on our common stock.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as our board of directors deems relevant.

Our PRC operating companies are required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating companies are also required, where applicable, to allocate an additional 5% to 10% of their net profits to a statutory common welfare fund. For risks associated with the uncertainty in our receipt of the equivalent economic interest in connection with the equity interest in Shenzhen Comtech, see “Risk factors—PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.”

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for the three years ended December 31, 2005 and consolidated balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001, presented below are derived from our audited consolidated financial statements and related notes thereto, which for the three years ended December 31, 2005 have been included elsewhere in this Form 10-K. These audited consolidated financial statements and the related notes have been prepared in accordance with U.S. GAAP, and have been audited by Deloitte Touche Tohmatsu, an independent registered public accounting firm. The selected statements of income data for each of the two year periods ended December 31, 2002 and 2001 and the balance sheet as of December 31, 2003, 2002 and 2001 were derived from our audited financial statements which are not included in this report.

The consolidated financial statements are reported in Renminbi because all of our material operating entities are based in and operated entirely within the PRC. Renminbi and U.S. dollar amounts are presented in thousands, except share and per share data. This data should be read in conjunction with our “Management’s discussion and analysis of financial condition and results of operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:

(In thousands, except share and per share amounts)

	Year ended December 31,
	2005 USD	2005 RMB	2004 RMB	2003 RMB	2002 RMB	2001 RMB
Net revenue	107,350	866,332	625,656	357,805	207,607	171,721

Cost of revenue	(88,583)	(714,881)	(530,800)	(306,939)	(190,265)	(159,244)

Gross profit	18,767	151,451	94,856	50,866	17,342	12,477

Selling, R&D, general and administrative expenses	(6,791)	(54,807)	(27,213)	(20,341)	(7,461)	(7,911)

Other operating income	22	180	1,110	—	—	—

Income from operations	11,998	96,824	68,753	30,525	9,881	4,566

Interest expenses	(218)	(1,762)	(2,156)	(801)	—	(9)

Interest income	309	2,493	38	54	157	175

Income before income tax	12,089	97,555	66,635	29,778	10,038	4,732

Income tax	(835)	(6,736)	(2,300)	(1,295)	(820)	(825)

Net income before minority interest	11,254	90,819	64,335	28,483	9,218	3,907

Minority interest	(493)	(3,977)	(2,133)	—	—	—

Net income	10,761	86,842	62,202	28,483	9,218	3,907

Earnings per share

Basic	0.38	3.08	2.87	1.41	0.46	0.19

Diluted	0.36	2.94	2.84	1.41	0.46	0.19

Dividends declared per share				2.04		—

Weighted average number of shares outstanding

Basic	28,168,274	28,168,274	21,690,560	20,251,075	20,251,075	20,251,075

Diluted	29,507,939	29,507,939	21,885,053	20,251,075	20,251,075	20,251,075

Consolidated Balance Sheet Data:

	As of December 31,
	2005 USD	2005 RMB	2004 RMB	2003 RMB	2002 RMB	2001 RMB
Cash and cash equivalents	21,945	177,098	41,444	30,683	12,194	30,066
Accounts receivable, net of allowance for doubtful amounts	33,152	267,543	168,989	92,259	67,597	45,048
Property, plant and equipment	855	6,904	3,317	2,961	2,371	2,446
Total assets	82,889	668,935	309,167	160,200	97,072	80,724
Total current liabilities	19,054	153,777	118,955	142,546	66,514	59,467
Total liabilities and minority interests	20,120	162,376	123,159	142,546	66,514	59,467
Total stockholders’ equity	62,769	506,559	186,008	17,654	30,558	21,257

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. - Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a provider of customized module design solutions in China and serve as a gateway for our suppliers to access leading electronics manufacturers in China. We historically have focused on the mobile handset and telecom equipment end-markets in China, but have recently expanded our addressable market to include the digital consumer electronics end-market. We work closely with leading manufacturers in these end-markets to develop solutions to meet their needs for customized module designs. Our customized module design solutions allow our customers to use technology components from established suppliers in a timely and cost-effective manner, reducing their time-to-market and lowering their overall costs. Over the last three years, we have worked with over 200 customers, including a majority of the largest and best-known manufacturers in the mobile handset and telecom equipment end-markets in China. In addition to these OEMs, our other customers include industry participants which support these OEMs, such as subsystem designers and manufacturers. In developing customized module design solutions for use in our customers’ products, we work closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita.

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

Growth in end-market industries. The rapid growth of the domestic mobile handset, telecom equipment and digital consumer electronics products end-markets have been important drivers of growth of China’s electronics manufacturing industries. Specific markets that we expect to continue growing are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; and the fixed line telecom network market. The growth in these markets has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset and telecom equipment products would materially affect our results of operations.

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled China’s domestic mobile handset and telecom equipment manufacturers to be competitive in the global marketplace. As an example, Huawei has become a major supplier of telecom equipment to international customers, while ZTE, a major manufacturer of mobile handset and telecom equipment in China, as well as other telecom equipment and mobile handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our mobile handset clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. We recently began targeting the digital consumer electronics and storage solution end-markets and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating net revenue from customized module design solutions for digital home entertainment products, primarily for IPTV set-top boxes and DTV, through sales to our existing customers, Haier, Konka, Lenovo, TCL and UTStarcom. More recently, we have initiated a business to provide networked storage and data management solutions in China. We anticipate that sales related to the digital consumer electronics and storage solution end-markets that we recently entered will initially have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as these industries mature. Our success in the consumer electronics end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property and technological capabilities, to meet the needs of our customers that have expanded into or are expected to expand into the digital consumer electronics end-market.

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

Over the last three years, we have worked with over 200 customers. In addition to many of the largest China-based manufacturers of mobile handsets, telecom equipment and digital consumer electronics products, our customers include industry participants supporting these OEMs, such as subsystem designers and manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our largest customer in the mobile handset market for 2005 was ZTE, which is one of China’s largest domestic mobile handset manufacturers. Our top revenue producing customer from the telecom equipment industry, based on aggregate sales for 2004 and 2005, has been Huawei, one of China’s largest telecom equipment suppliers. During 2005, Huawei, ZTE and T&W, another major broadband terminal equipment manufacturer in China, each accounted for more than 7% of our net revenue and collectively accounted for approximately 24% of our net revenue. The loss of, or significant reduction in orders from, any of these customers will have a material adverse impact on our operating results.

Our net revenue is subject to seasonal fluctuation and periods of increased demand. Telecom equipment related module sales are typically highest in the fourth quarter of the year due to desire by OEMs to spend remaining budgets allocated for a given period, usually on an annual basis. Telecom equipment related module sales have historically been lowest in the first quarter of the year due to the Chinese New Year holiday and the general reduction in sales following the holiday season. Mobile handset and digital consumer electronics related module sales are typically highest in the first and fourth quarters of the year due to the Chinese New Year and Christmas holidays, and lowest in the second and third quarters. These sales patterns may not be indicative of future sales performance.

Cost of Revenue

Cost of revenue primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from key and other suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (DTV), JDS Uniphase (optoelectronic components), M-Systems (Flash memory, DiskOnChip), Matsushita (switches), NAIS (connectors, Relay), Pixelplus (CMOS sensors) and Sambu (speakers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. During 2005, based on cost of revenue, we purchased approximately 41.7% and 35.5% of the components sold to our customers from Matsushita and its affiliated entities and from Broadcom, respectively. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

Operating Expenses

Selling, general and administrative expenses

Our selling expenses include expenditures to promote our new module solutions and gain a larger customer base, personnel expenses and travel and entertainment costs related to sales and marketing activities, and freight charges. We expense all these expenditures as they are incurred. Selling expenses are expected to continue to grow in the future as we diversify by developing and acquiring new design capabilities and expanding into new end-markets.

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

Research and development expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of December 31, 2005, we had approximately 105 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the wireless handset, telecom equipment and digital consumer electronics industries. As a result of additional costs incurred in developing new customized module design solutions, research and development expenses were significantly higher in 2005 than they were in 2004, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets such as digital consumer electronics.

Minority Interest

Minority interests consist of 40% of the outstanding equity interest in Shanghai E&T, 45% of the outstanding equity interest in Comtech Broadband, 40% of the outstanding equity interest in Comtech Wireless and 1.4% of the outstanding equity interest in OAM, a non-operating Italian subsidiary, held by minority shareholders of these entities. For the year ended December 31, 2005, approximately 33.3% of our total net revenue was generated through Shanghai E&T and Comtech Broadband.

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

Our subsidiaries incorporated in Hong Kong, Comtech Hong Kong and Comtech Broadband, are subject to taxes on their profits in Hong Kong at 17.5% for 2005, 2004 and 2003.

The usual statutory tax rate applicable to PRC companies is 33%, while the statutory tax rate applicable to PRC companies in the Shenzhen Special Economic Zone in China is 15%. Since three of our PRC operating companies, Shenzhen Comtech, Comtech Communication and Comtech Software, are established in the Shenzhen Special Economic Zone and have agreed to operate for a minimum of 10 years in China, Shenzhen Comtech was, and Comtech Communication and Comtech Software have been and will continue to be, entitled to preferential income tax treatment under PRC law as follows:

•	Shenzhen Comtech was subject to a three-year preferential tax rate of 7.5% in 2002, 2003 and 2004;

•	Comtech Communication operated under a zero-tax exemption in 2003 and 2004, and will be subject to a three-year preferential tax rate of 7.5% in 2005, 2006 and 2007; and

•	Comtech Software has been operating under a zero-tax exemption in 2005 and 2006, and will be subject to a three-year preferential tax rate of 7.5% in 2007, 2008 and 2009.

Our recently established PRC operating company, UIT Shenzhen, which is also located in the Shenzhen Special Economic Zone, has not had any assessable profit in 2005 and is currently applying for preferential tax treatment. Following expiration of the preferential tax treatment described above, our PRC operating companies located in the Shenzhen Special Economic Zone will be subject to the statutory tax rate of 15%. In addition, Shanghai E&T, our PRC operating company located in the Shanghai Qingpu Zone, has elected to be taxed on a deemed basis at 0.5% of its net revenue in accordance with guidelines issued by the local tax authority in the Shanghai Qingpu Zone in 2004. As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate was 6.9%, 3.5% and 4.3% in 2005, 2004 and 2003 respectively. The increase in our effective tax rate over this three year period was mostly due to the ending of the preferential income tax period for Shenzhen Comtech and Comtech Communication. Having been granted the preferential tax treatment for Comtech Software, we expect that our effective tax rate will not significantly increase. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB29.6 million ($3.7 million), RMB19.9 million, and RMB10.2 million in 2005, 2004, and 2003, respectively.

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

Revenue recognition. Revenue, net of VAT, from sales related to our customized module design solutions are recorded when the specific components contained in the related module reference design sold by us are delivered, title has passed to our customers, and we have no further obligation to provide services related to the operation of the components.

Allowance for doubtful accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of December 31, 2005, our accounts receivable balance was RMB267.5 million ($33.2 million), net of a RMB7.5 million ($0.9 million) allowance for doubtful accounts. As our business grows, we expect our accounts receivable balance to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

Stock option valuation. We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. Under this method, compensation cost for stock options, warrants and stock awards is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Under the transitional guidance of SFAS No. 148, we are required to disclose the proforma information related to the stock compensation expenses if we had adopted SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model based on various assumptions including the expected risk-free interest rate, the expected dividend yield, the expected life of the options, and the expected stock price volatility. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Our employee stock options have characteristics significantly different from those of traded options such as limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Changes in these input assumptions can materially affect the fair value estimate of the options.

Allowance for obsolete inventories. We established inventory allowance for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory allowance could be required. In that event, our gross margin would be reduced.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Net revenue—Details of net revenue for the years ended December 31, 2005 and 2004 are as follows:

	2005			2005	2004	2004
	Amount			% of net revenue	Amount	% of net revenue	% change
	(in millions, except for percentages)
Mobile handset	USD $	55.3	RMB446.4	51.5%	RMB368.1	58.8%	21.3%

Telecom equipment		$40.5	326.7	37.7	249.3	39.9	31.0

Digital consumer electronics and Other (1)		$11.5	93.2	10.8	8.3	1.3	1,022.9

Total net revenues		$107.3	RMB866.3	100%	RMB625.7	100%	38.5%

(1)	Other revenue includes sales of lightning protection devices for wireless base stations and storage technology solutions.

Net revenue for year ended 2005 was RMB866.3 million ($107.3), or RMB240.6 million or 38.5% higher than the year ended 2004. Mobile handset related sales increased by RMB78.3 million ($9.7 million), or 21.3%, telecom equipment related sales increased by RMB77.4 million ($9.6 million), or 31.0%, and digital consumer electronics and other sales increased by RMB84.9 million ($10.5 million), or 1,022.9%. The increase was mainly attributed to stable growth in sales volume of the domestic mobile handset, telecom equipment and digital consumer electronic products. More variety of product solutions and newly introduced business lines, such as Broadcom and digital TV products also contributed to the increase. The contribution to total net revenue by digital consumer electronics and other sales in 2005 significantly increased to RMB93.2 million ($11.5 million), or 10.8% of total net revenue, from RMB8.3 million, or 1.3% of total net revenue, in 2004. Though we had an increase in revenue amounts for both mobile handset and telecom equipment related sales, their contribution to total net revenue decreased from 58.8% and 39.9% in 2004 to 51.5% and 37.7% in 2005 respectively.

Gross Profit - Gross profit increased from RMB94.9 million or 15.2% in the year ended 2004 to RMB151.5 million ($18.8 million) or 17.5% in 2005. The increase was principally due to an increase in consumer electronic module sales which have a higher margin than mobile handset or telecom equipment. In addition, decrease in marginal cost of revenue, which resulted from bulk purchases, also constituted the improvement in gross margin.

Selling, R&D, and General and Administrative Expenses - Selling, R&D, general and administrative expenses were RMB54.8 million ($6.8 million) in the year ended 2005, or 101.5% higher than those of the same period the prior year. The expenses for the year ended December 31, 2005 are as follows:

		Years ended December 31,
		2005		2005	2004	2004
		(in millions, except for percentages)
		Amount	Amount	% of net revenue	Amount	% of net revenue
Selling expenses	USD	2.0	RMB15.8	1.8%	RMB7.6	1.2%

General and administrative expenses		2.8	23.2	2.7	13.5	2.2

R&D expenses		2.0	15.8	1.8	6.1	1.0

Total		$6.8	RMB54.8	6.3%	RMB27.2	4.4%

The increase in selling expenses in 2005 as compared to 2004 of RMB8.2 million ($1.0 million), or 107.9%, was mainly attributable to an additional bad debt provision of RMB3.7 million made for 2005. In addition, an increase in sales staff costs and an increase in cost on product logistics contributed to the increase of RMB1.4 million and RMB1.8 million respectively. Other indirect selling expenses such as freight charges and salesperson expenses and additional costs in opening new sales representative offices contributed to the balance of the increase.

The increase in general and administrative expenses of RMB9.7 million ($1.2 million), or 71.9% was primarily attributed to corporate expenses related to being a public company in the U.S. following our share exchange in July 2004, as well as costs associated with our additional employees.

R&D expenses increased in 2005 by RMB9.7 million ($1.2 million), or 159.0%, as compared to 2004. The increase was primarily attributed to the significant increase in R&D personnel and engineers, in which the related staff cost was increased by RMB7.2 million. The remaining RMB2.5 million was resulted from more research expenditure spent for potential new customer electronic markets, such as digital TV, IPTV and storage technology solutions.

Interest Expense—Interest expense in 2005 amounted to RMB1.8 million ($0.2 million), compared to RMB2.2 million in 2004. The average interest rate during the year ended Decemebr 31, 2005 was 4.9% per annum as compared to 4.0% during 2004. The increase resulted from the gradual increase in the bank borrowing interest rate.

Interest Income—Interest income in 2005 amounted to RMB2.5 million ($0.3 million), compared to RMB0.04 million in 2004. The increase was principally attributed to the proceeds of approximately $30 million received in the public offering on July 20, 2005. Higher net cash inflows generated from revenue resulting from higher average deposit balances also contributed to the increase.

Income Tax—The effective tax rate for 2005 was 6.9% compared to 3.5% for 2004. The increase in the effective tax rate was primarily due to The expiration of the preferential tax period for two of our PRC subsidiaries, Shenzhen Comtech and Comtech Communication.

Net Income; Earnings Per Share—As a result of the above items, net income for 2005 was RMB86.8 million ($10.8 million), compared to net income of RMB62.2 million in 2004. We reported basic per share earnings of RMB3.08 ($0.38) for 2005, based on 28,168,274 outstanding weighted average shares, and a diluted per share earnings of RMB2.94 ($0.36), based on 29,507,939 outstanding weighted average shares, compared to basic per share earnings of RMB2.87 for 2004, based on 21,690,560 outstanding weighted average shares, and a diluted per share earnings of RMB2.84, based on 21,885,053 outstanding weighted average shares.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net Revenue—Details of net revenue for the years ended December 31, 2004 and 2003 are as follows:

	2004	2004	2003	2003
	Amount	% of revenue	Amount	% of revenue	% change
	(in millions, except for percentages)
Mobile handset	RMB368.1	58.8%	RMB143.2	40.0%	157.1%

Telecom equipment	249.3	39.9	207.3	57.9%	20.3%

Digital consumer electronics and Other (1)	8.3	1.3	7.3	2.1%	13.7%

Total net revenues	RMB625.7	100%	RMB357.8	100%	74.9%

(1)	Other revenue includes sales of lightning protection devices for wireless base stations

Net revenue in 2004 was RMB625.7 million ($75.6 million), or 74.9% higher than in 2003. The increase was mainly attributed to the increase in net revenue from the sale of mobile handset and telecom equipment related components incorporated into our customized module design solutions. Mobile handset related sales increased by RMB224.9 million ($27.2 million), or 157.1%, and telecom equipment related sales increased by RMB42.0 million ($5.1 million), or 20.3%. The increase in mobile handset related revenue reflects continued growth in demand for mobile handsets in the PRC domestic market, as well as the increase in mobile handset exports by domestic manufacturers. Telecom equipment related revenue increased due to higher demand from telecom operators in China that continued to expand their existing infrastructures. The contribution to total net revenue by mobile handset related sales in 2004 increased to RMB368.1 million ($44.5 million), or 58.8% of total net revenue, from RMB143.2 million, or 40.0% of total net revenue, in 2003. The contribution to total net revenue by telecom equipment related sales decreased from 57.9% in 2003 to 39.9% in 2004, though total telecom equipment related sales increased from RMB207.3 million in 2003 to RMB249.3 million ($30.1 million) in 2004.

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

Selling, R&D and General and Administrative Expenses—Selling, R&D and general and administrative expenses were RMB27.2 million ($3.3 million) in 2004, or 34.0% higher than in 2003. Details of these expenses for the years ended December 31, 2004 and 2003 are as follows:

	Years ended December 31,
	2004	2004	2003	2003
	Amount	% of net revenue	Amount	% of net revenue
	(in millions, except for percentages)
Selling, general and administrative expenses	RMB21.1	3.4%	RMB19.3	5.4%

R&D expenses	6.1	1.0	1.0	0.3

Total	RMB27.2	4.4%	RMB20.3	5.7%

The increase in selling expenses in 2004 as compared to the selling expenses in 2003 by RMB5.0 million ($0.6 million), or 192.3%, was mainly attributed to an increase in marketing and business development expenses for promoting new module solutions and gaining a larger customer base. Other indirect selling expenses such as freight charges and salesperson expenses contributed to the balance of the increase and, consistent with the same period of last year, represented about 1.0% of net revenue.

General and administrative expenses decreased in 2004 by RMB3.2 million ($0.4 million), or 19.2%, as compared to 2003. The decrease was attributable to bad debt provision of RMB4.0 million recorded in 2003, with no additional provision in 2004. Offsetting this decrease in part were additional corporate expenses of approximately RMB1.0 million ($0.1 million) in 2004 incurred as a result of expanding our business and an increase in legal and other expenses in 2004 associated with meeting our reporting and compliance obligations as a public company in the United States.

R&D expenses increased in 2004 by RMB5.1 million ($0.6 million), or 510.0%, as compared to 2003. The increase reflected approximately RMB2.6 million ($0.3 million) in additional costs incurred in developing new customized module design solutions targeted at the mobile handset, telecom equipment and consumer electronics end-markets, as well as additional personnel costs of approximately RMB2.4 million ($0.3 million) associated with strengthening our engineering team. The headcount in our R&D department increased from 20 persons as of December 31, 2003 to 25 as of December 31, 2004. As a percentage of net revenue, R&D expenses increased from 0.3% in 2003 to 1.0% in 2004.

Interest Expense—Interest expense in 2004 amounted to RMB2.2 million ($0.3 million), compared to RMB0.8 million in 2003. The increase of RMB1.4 million ($0.2 million) in 2004, or 175.0%, was due to new bank loans totaling RMB72.5 million ($8.8 million) obtained in August and September of 2004. The applicable interest rate on the loans was overnight LIBOR or 1.5% per annum above the deposit rate, whichever is highest. No similar loans were outstanding in 2003.

Interest Income—Interest income in 2004 amounted to approximately RMB38,000 ($5,000), compared to approximately RMB54,000 in 2003. The decrease was attributable to lower average deposit balances.

Income Tax—The effective tax rate for 2004 was 3.5% compared to 4.3% in 2003. The decrease in the effective tax rate was mostly due to having earned more income in our PRC operating companies that enjoy preferential tax treatment.

Net Income; Earnings Per Share—As a result of the above items, net income for 2004 was RMB62.2 million ($7.5 million) compared to net income of RMB28.5 million in 2003, an increase of 118.2%. We reported basic per share earnings of RMB2.87 ($0.35) for 2004, based on 21,690,560 outstanding weighted average shares, and a diluted per share earnings of RMB2.84 ($0.34), based on 21,885,053 outstanding weighted average shares, compared to basic and diluted per share earnings of RMB1.41 for 2003, based on 20,251,075 outstanding weighted average shares.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital is needed to fund this time difference.

As at December 31, 2005, we had no material commitments for capital expenditures.

As of December 31, 2005, we had approximately RMB177.1 million ($21.9 million) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of December 31, 2005, we had working capital of RMB507.3 million ($62.9 million), including RMB177.1 million ($21.9 million) in cash, as compared with working capital of RMB186.9 million at December 31, 2004, including RMB41.4 million in cash.

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

Operating activities used cash of RMB35.1 million ($4.3 million) for the year ended December 31, 2005 compared to cash used of RMB60.3 million in the year ended December 2004. The decrease in cash used in operating activities as compared to the prior year is primarily due to the collection of accounts and receivables on a more timely basis, and the increase in trade payables. The increase in payable was partly off-set by an increase in inventories of RMB94.9 million ($11.8 million). The increase in inventories as at December 31, 2005 resulted from an increase in demand for our products, and a change in product mix.

Operating activities used cash of RMB60.3 million ($7.3 million) in 2004, compared to RMB25.4 million used in 2003, despite the contribution of net income in 2004 of RMB62.2 million ($7.5 million) compared to RMB28.5 million in 2003. The increase in cash used in operating activities in 2004 as compared to 2003 was primarily due to an increase in accounts receivable and bills receivables of RMB71.6 million ($8.7 million) and RMB64.0 million ($7.7 million), and the increase in trade payables of RMB1.4 million ($0.2 million) and a decrease in inventories of RMB4.1 million ($0.5 million). Overall collections of trade accounts receivables and credit quality of customers improved in 2004. Average trade accounts receivable turnover approximated 76 days for 2004, compared with 82 days in 2003. The increase in trade accounts payable was primarily associated with increased purchases. Our inventory levels are generally low as we begin purchasing components generally only after we receive purchase orders from our customers.

Investing activities used RMB46.2 million ($5.7 million) during 2005, mainly for bank deposits of RMB40.7 million ($5.0 million) to pledge credit facilities of RMB113.0 million ($14.0 million) with two banks. The remaining investing activities were the purchases of fixed assets. Investing activities used RMB1.6 million ($0.2 million) in 2004, mainly for the purchase of property and equipment, and for the acquisition of our 60% owned PRC operating company, Shanghai E&T.

Financing activities used net cash of RMB217.3 million ($26.9 million) during 2005. Cash was provided by the net proceeds of RMB234.7 million ($29.1 million) from the public offering of 5,912,160 shares of our common stock on July 20, 2005. The cash inflow was compensated by repayment of certain bank borrowings of RMB17.4 million ($2.2 million).

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

Distributions by our PRC operating companies to us may be subject to governmental approval and taxation. Any transfer of funds from us to our PRC operating companies, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions. To date, none of our PRC operating companies, including Shenzhen Comtech and Shanghai E&T, have declared or paid dividends to us, and historically, we have not relied on such distributions for our liquidity needs. In addition, we have not declared dividends since the share exchange transaction. Our holding companies have no business operations and therefore the related expenses are relatively low, consisting mainly of legal, accounting and other fees and expenses associated with being a holding company or, in the case of Comtech Group, Inc., a public company. Three of our major operating companies, Comtech Hong Kong and Comtech Broadband, Hong Kong incorporated companies, and Comtech Communication and Comtech Software, wholly owned foreign enterprises, are legally permitted to declare and pay dividends, enabling them to provide any funds necessary to meet the holding companies’ limited operating expenses, although in the case of a wholly owned foreign enterprise, such dividends would be subject to the conditions described in “Risk Factors—Risks Related to Doing Business in China—PRC laws and our corporate structure may restrict our ability to receive dividend payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.” We do not expect restrictions between us and our PRC operating companies to affect our liquidity and capital resources in the near future. For risks associated with the uncertainty in our receipt of the equivalent economic interest in connection with the equity interest in Shenzhen Comtech, see “Risk factors—PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.”

Our PRC operating companies are required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating subsidiaries are required, where applicable, to allocate an additional 5% to 10% of their net profits to a statutory common welfare fund. These reserves can only be used for specific purposes and are not distributable as dividends. For risks associated with the uncertainty in our receipt of the equivalent economic interest in connection with the equity interest in Shenzhen Comtech, see “Risk factors—PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.”

Indebtedness

In July 2004, Comtech Hong Kong, our Hong Kong operating company, entered into a RMB33.1 million ($4.0 million) U.S. dollar-denominated revolving credit facility with the Bank of Communications, Hong Kong branch. In September 2004, the amount of the facility was increased to RMB82.8 million ($10.0 million). This facility was terminated November 10, 2005. On October 7, 2005, Comtech Hong Kong entered into a RMB40.4 million ($5 million) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”),and a RMB72.6 million ($9 million) U.S. dollar denominated facility with Bank of China (“BOC”). Both of the SCB and BOC facilities are guaranteed by Comtech Group, Inc. Apart from income from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

As of December 31, 2005, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount not less than $2 million, and bears interest from 1.5% per annum over LIBOR to USD prime, depending on different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party.

As of December 31, 2005, the outstanding loan balance under the BOC facility was RMB21.3 million ($2.6 million), at an interest rate of approximately 6% per annum, leaving RMB51.3 million ($6.4 million) in availability. This facility is secured by funds on deposit in an amount not less than $3 million, and bears interest from LIBOR plus 2% to 2.25% per annum, depending on different kinds of borrowings made. The facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Based on a variable return on interest, the bank borrowings amounted to fair value.

In August 2004, Comtech Communication entered into an accounts receivable factoring agreement with Guangdong Development Bank, Shenzhen branch. Under the terms of the agreement, accounts receivable from UTStarcom, one of our major customers, up to a maximum amount of RMB30.0 million ($3.7 million), can be transferred to the bank with recourse. An amount equal to 30% of the accounts receivable transferred is secured by funds we have on deposit with the bank. The factoring arrangement bears interest at the PRC official loan interest rate, payable monthly. As of December 31, 2005, we had no factored accounts receivable outstanding under the agreement and had no pledged deposit with Guangdong Development Bank.

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.69% to 0.8% of the balance transferred, which is recorded as interest expense. As of December 31, 2005, we had discounted bills receivable amounting to approximately RMB14.5 million ($1.8 million).

Contractual obligations and commercial commitments

The following table sets forth our contractual payment obligations for operating leases and purchase obligations as of December 31, 2005:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions of RMB)
Operating Lease Obligations	8.7	4.1	3.4	1.2	—
Purchase Obligations	153.4	153.4	—	—	—
Bank Borrowings	35.8	35.8	—	—	—
Total	197.9	193.3	3.4	1.2	—

Operating lease obligations consist primarily of operating lease agreements for our office facilities, including our head office and research center in Shenzhen. Our leases have remaining terms ranging from one to 52 months.

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

Quarterly results of operations

The following table presents our supplemental selected unaudited quarterly results of operations for the nine quarters prior to and including the quarter ended December 31, 2005. You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Form 10K. In our management’s opinion, we have prepared our unaudited quarterly results of operations on substantially the same basis as our audited consolidated financial statements. Due to the evolving nature of our business and other factors affecting our business as described under “Item 1A - Risk factors”, our results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	For the three months ended,
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in millions of RMB, except per share data)
Net revenue	153.8	163.8	147.4	160.7	172.0	207.8	215.2	271.3
Gross profit	23.7	23.6	22.6	25.1	26.3	36.7	38.2	50.3
Net income	18.9	12.8	11.9	18.7	15.8	21.2	21.5	28.3
Earnings per share
Basic	0.93	0.63	0.55	0.76	0.62	0.83	0.71	0.90
Diluted	0.93	0.63	0.54	0.74	0.59	0.79	0.69	0.86

Our quarterly net revenue over the past two years has experienced continued sequential growth, with the exception of the last two quarters of 2004 when we, like many of our customers and competitors, were affected by a general economic slowdown and an accompanying decline in demand for many of our customers’ products. The impact of slowing end-customer demand was compounded by higher than normal levels of equipment and inventories among our customers and our customers’ adjustments in their order levels, resulting in increased pricing pressure for our customers and fewer orders for our solutions.

The overall increase in our net revenue over the past two years was consistent with growing demand for both mobile handset and telecom equipment solutions in China’s domestic market as China’s telecom operators continued to expand and upgrade their infrastructure.

We believe that the general increase in gross profit from quarter to quarter can be primarily attributed to a change in our product mix. Specifically, mobile handset and consumer electronic related sales, which have higher profit margins than our telecom equipment related sales, have increasingly constituted a significantly greater portion of our total net revenue over the past two years.

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

Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on our grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, we are permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We will adopt the modified prospective transition approach and believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 2 of our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after June 15, 2005. The Company does not anticipate the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules”. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counterparts.

The value of the Renminbi is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced that it will no longer peg its currency exclusively to the United States dollar but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of RMB as compared to U.S. dollars. The exchange rate of RMB to $1 changed from RMB8.2765 to RMB8.1111 in late July. As of December 31, 2005, the exchange rate had further moved to RMB8.0702.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue is denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, from time to time we may have U.S. dollar denominated borrowings, and therefore a decoupling of the Renminbi many affect our financial performance in the future.

We have experienced foreign exchange losses of approximately RMB1.8 million ($0.2 million) and to date we recognized a foreign currency translation adjustment of approximately RMB7.4 million ($0.9 million) for the year ended December 21, 2005. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest rate risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB35.8 million ($4.4 million) as of December 31, 2005. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB0.4 million ($0.04 million). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rates.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 1.2%, 3.9% and 1.8% in 2003, 2004 and 2005, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2005 and 2004.

3.	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

4.	Consolidated Statements of Shareholders’ Equity and other comprehensive income for the years ended December 31, 2005, 2004 and 2003.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

6.	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to us, including our consolidating subsidiaries.

We have only recently begun assessing our readiness for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Given the status of our efforts, substantial uncertainty exists regarding our ability to comply with the regulations by applicable deadlines. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends, as required by Section 404 of the Sarbanes-Oxley Act, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of December 31, 2005.

Name	Age	Position
Jeffrey Kang	36	Chief Executive Officer, President and Chairman of the Board
Hope Ni	33	Chief Financial Officer, Secretary and Director
Amy Kong (1)(2)(3)	50	Director
Q.Y. Ma (1)(2)(3)	49	Director
Frank Zheng (1)(2)(3)	39	Director
Mark S. Hauser	48	Director
Mark B. Segall	43	Director

(1)	Member of Audit Committee
(2)	Member of Nominating and Governance Committee
(3)	Member of Compensation Committee

Jeffrey Kang, Chairman of the Board, Chief Executive Officer and President. Mr. Kang was a co-founder of Comtech and has served as our chief executive officer and chairman of the board since September 1999. Mr. Kang founded Shenzhen Matsunichi Electronics Co., Ltd. and Matsunichi Electronic (Hong Kong) Limited, predecessor of the Company, in 1995, when Matsunichi commenced operations as a distributor for Matsushita. In 1999, Mr. Kang transferred all operations and assets of Matsunichi into the Company’s immediate predecessor. Prior to forming Matsunichi, Mr. Kang worked for Matsushita Electronics from June 1992 to July 1995 where he was responsible for selling components to the telecom industry within China. From 1998 to 1999, Mr. Kang was vice president of Shenzhen SME (Small and Medium Enterprises) Association, a non-profit association in Shenzhen. Mr. Kang earned B.S. degree in Electrical Engineering from South China Technology University in Guangzhou, China.

Hope Ni, Chief Financial Officer, Secretary and Director. Prior to joining us in August 2004 as our chief financial officer, Ms. Ni spent six years as a practicing attorney at Skadden, Arps, Slate, Meagher & Flom LLP in New York and Hong Kong, specializing in corporate finance. Prior to that, Ms. Ni worked at Merrill Lynch, investment banking division in New York. Currently, Ms. Ni is a member of the investment committee of Time Innovation Ventures, a venture capital firm focused on funding technology start-ups and joint ventures in China. Ms. Ni also serves on the board of Qianjia Consulting Company, which she founded in 2002. Ms. Ni received her J.D. degree from University of Pennsylvania Law School and her B.S. degree in Applied Economics and Business Management from Cornell University.

Amy Kong, Director. Ms. Kong has been a director since July 2004. Ms. Kong founded Primustech Ventures (HK) Limited, a private equity investment firm focused on Greater China, and has been its chief executive officer since 2000. Ms. Kong invested in a number of private equity projects in the areas of document management, professional training and education, medical waste management, medical devices, consumer electronics and information technology consulting. From 1999 to 2000, Ms. Kong served as interim chief executive officer of Cyber City International, a Shenzhen, China based company. In 1996, Ms. Kong founded GTF Asset Management for the Gajah Tunggal Group, a $800 million global asset management company. Ms. Kong received an B.A. degree from Princeton University and an M.B.A. degree from New York University.

Q.Y. Ma, Director. Dr. Ma has been a director since December 2004. Dr. Ma has been the managing director of Time Innovation Ventures, a venture capital firm, since 2000, and has served as a professor at the University of Hong Kong since 1998. Dr. Ma was an associate professor at the Columbia University from 1994 to 2000. He has also served as a technology consultant to IBM, General Electric, TRW, Inc. and DuPont. Dr. Ma is a co-founder and advisor of Semiconductor Manufacturing International Corp., and has served as an adviser to the Ministry of Information Industry, Beijing Government, and a senior advisor to Zhangjiang Hi-Tech Park in Shanghai. Dr. Ma received his Ph.D. from Columbia University, and attended the Executive Program of Stanford University’s School of Business.

Frank Zheng, Director. Mr. Zheng has been a director since January 2005. He has been the vice president of travel service for eLong, Inc., a leading online travel service company in China, since May 2000. Mr. Zheng is responsible for the overall operation of eLong’s travel services. Before he joined eLong, Mr. Zheng was a senior director of travel services with Asia.com. From 1994 through 2000, Mr. Zheng held various financial and operations positions with The Bank of New York, The Reserve Management Corp, and Dean Witter Intercapital Company. Mr. Zheng received a B.B.A degree in Accounting from City University of New York.

Mark S. Hauser, Director. Mr. Hauser has been a director since May 1997. He served as president and chief executive officer or joint chief executive officer of the Company from March 1998 until the consummation of the share exchange with Comtech’s predecessor on July 22, 2004. Since July 2000, Mr. Hauser has also been a managing director of FdG Associates, a middle-market private equity fund based in New York. Prior to that, he was an attorney and a founder and managing director of Tamarix Capital Corporation, a New York-based merchant and investment banking firm. Mr. Hauser received his undergraduate degree from Sydney University and an LLM from London School of Economics.

Mark B. Segall, Director. Mr. Segall has been a director since December 1999, and previously served as non-executive secretary of the Company from December 1999 until the consummation of the share exchange with Comtech’s predecessor on July 22, 2004. Mr. Segall is the founder and senior managing director of Kidron Corporate Advisors LLC, a mergers and acquisitions and corporate advisory boutique for emerging growth companies. Prior to founding Kidron in 2003, Mr. Segall was the chief executive officer of Investec Inc., the US investment banking operations of the South African based Investec Group. While at Investec, Mr. Segall also served as general counsel and senior vice president of Investec Ernst & Company, the US securities and clearing operations of Investec. Prior to joining Investec in 1999, he was a partner at Kramer Levin Naftalis & Frankel LLP, a New York law firm. Mr. Segall is a director and audit committee member of Escala Group, and a director of Answers Corporation, and Integrated Asset Management plc. Mr. Segall received a B.A. degree from Columbia University and a J.D. degree from New York University.

Board Practices

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the board of directors will meet regularly on a quarterly basis and additionally as required.

Board Committees

Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee, each established in 2005. Our board of directors has determined that Amy Kong, Frank Zheng and Q.Y. Ma, the members of these committees, are “independent” under the current independence standards of Nasdaq Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act). Our board of directors has also determined that these persons have no material relationships with us—either directly or as a partner, stockholder or officer of any entity—which could be inconsistent with a finding of their independence as members of our board of directors.

Audit Committee

The audit committee, consisting of Ms. Kong and Messrs. Ma and Zheng, oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

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

Our board of directors has determined that Ms. Kong, the Chair of the Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules.

Nominating And Corporate Governance Committee

The nominating and governance committee, consisting of Ms. Kong and Messrs. Ma and Zheng, is responsible for identifying potential candidates to serve on our board and its committees. The committee’s responsibilities include the following functions:

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

The nominating and corporate governance committee will consider director candidates recommended by security holders. Potential nominees to the board of directors are required to have such experience in business or financial matters as would make such nominee an asset to the board and may, under certain circumstances, be required to be “independent”, as such term is defined under independence standards applicable to the Company. Security holders wishing to submit the name of a person as a potential nominee to the board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o Comtech Group, Inc., Suite 1001, Tower C, Skyworth Building, High-Tech Industrial Park, Nanshan, Shenzhen 518057, People’s Republic of China. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the committee, and/or any other method the committee deems appropriate, which may, but need not, include a questionnaire. The committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The committee need not engage in an evaluation process unless (i) there is a vacancy on the board, (ii) a director is not standing for re-election, or (iii) the committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.

Compensation Committee

The compensation committee, consisting of Ms. Kong and Messrs. Ma and Zheng, is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. Its responsibilities include the following functions:

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

Director Compensation

Our non-employee directors receive compensation in the form of cash and stock options for serving on the board. For 2004, each non-employee director received options to purchase 5,000 shares of common stock at an exercise price of $3.74 per share, which the board determined to be the fair market value of the stock on the date of the grant and which vested fully on December 31, 2004, as well as $2,000 cash. For 2005, each non-employee director has received $4,000 in cash and a grant of options to purchase 10,000 shares of common stock at an exercise price of $3.74 to $5.50 per share, which the board determined to be the fair market value of the stock on the dates of the grants and which will vest fully on December 31, 2005. In addition to the foregoing, members of the audit committee receive a grant of options to purchase 5,000 shares of common stock each year, with the Chair of the audit committee receiving an additional grant of options to purchase 2,500 shares of common stock, and members of the Company’s compensation committee and nominating and corporate governance committee receive a grant of options to purchase 2,500 shares of common stock per year. All of these options will vest quarterly during the year following the date of grant. If a non-employee director ceases to act as a board member or to serve on a committee, he or she will be entitled to all vested options; unvested options will be forfeited.

On January 19, 2005, the board of directors adopted similar director compensation resolutions relating to the Company’s directors, Q.Y. Ma and Frank Zheng, with the exception that the options granted to them for 2005 have an exercise price of $5.50 per share, which the board determined to be the fair market value of the stock on the date of the grant.

For 2006, each non-employee director will receive $10,000 in cash for serving on the board and an additional cash payment of $5,000 for attending board meetings. In addition to the foregoing, in 2006, each member of the audit committee will receive a $5,000 cash payment for serving on the audit committee, except that the Chair of the audit committee will receive $10,000. Further, the members of the compensation committee and nominating and corporate governance committee will each receive a $500 cash payment per year for serving on these committees. In 2006, Mark Hauser and Mark Segall shall each receive a $5,000 cash payment per annum for providing advice on capital market related matters.

Each non-employee director who becomes a director after the grant of options is entitled to receive options on a pro rata basis for the portion of the period for which they will serve. All of the options granted to the incoming directors will be exercisable at the fair market value on the date of grant and will vest quarterly during the remainder of the period following the close of grant.

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

There was a failure by each of the following to timely file their respective Form 4s: Jeffrey Kang, Comtech Global Investment Ltd., Ren Investment International Ltd., and Frank Zheng. There was a failure by Frank Zheng to timely file his Form 3. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2005.

Code of Ethics

On November 4, 2004, we adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our chief executive officer and chief financial officer—our principal executive officer and principal financial and accounting officer, respectively. A copy of our Code of Business Conduct and Ethics is available on the Investor Information page of our website, www.comtech.com.cn.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the chief executive officer and the other executive officers at December 31, 2005, whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2005:

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards (#)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Jeffrey Kang,	2005	65,162	—	—	—	—	—	1,048	(2)
Chairman, Chief	2004	22,744	—	—	—	500,000	—	967	(2)
Executive Officer and President	2003	10,590	416,984	—	—	—		967	(2)

Hope Ni,	2005	117,000				—
Chief Financial Officer,	2004	54,000	—	—	—	210,000	—	—
Secretary and Director[1]			—	—	—	—	—	—

(1)	Ms. Ni joined our company in August 2004.
(2)	Mr. Kang is entitled to retirement benefits under a PRC government-managed retirement plan. Expenses related to Mr. Kang’s participation in the PRC government managed retirement plan amounted to approximately RMB8,458 ($1,048) for the year ended December 31, 2005 and RMB8,000 ($967) for each of the years ended December 31, 2004 and 2003, respectively.

Option Grants In Last Fiscal Year

None.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table provides option exercise information for the named executive officers during 2005. During the fiscal year ended December 31, 2005, no stock options were exercised. The table shows the number and value of exercisable and unexercisable options held at December 31, 2005. The “Value Realized” shown in the table represents an amount equal to the difference between the market price of the shares purchased on the exercise date and the option exercise price, multiplied by the number of shares acquired on exercise. The “Value of Unexercised In-the-Money Options at Fiscal Year-end” shown in the table represents an amount equal to the difference between the market price of the shares on December 31, 2005 and the option exercise price, multiplied by the number of exercisable and unexercisable options held at December 31, 2005. These calculations do not take into account the effect of any taxes that may be applicable to the option exercises.

	Shares Acquired on Exercise	Value Realized	Value of Unexercised In-the-Money Options at Fiscal Year-end
Name and Principal Position			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey Kang	—	—	166,666	333,334	$411,666		$823,334
Hope Ni	—	—	210,000		$674,100	$

2004 Incentive Stock Option Plan and 1995 Directors’ Plan

On August 3, 2004, the Company’s board of directors adopted the Comtech Group, Inc. 2004 Stock Incentive Plan (the Incentive Plan), under which 2,500,000 shares of common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. The purpose of the Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of common stock. The Incentive Plan provides for a term of ten years from the date of its adoption by the board of directors (unless the Incentive Plan is earlier terminated), after which no awards may be made. Options granted under the Incentive Plan are either incentive stock options (i.e., options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the U.S. Internal Revenue Code (IRC) and that do not result in tax deductions to us unless participants fail to comply with that Section) or options that do not so qualify.

Our board of directors determines when options under the Incentive Plan are exercisable and the option exercise price. The Incentive Plan permits options to be exercised with cash, check, certain other shares of our common stock, consideration received by us under “cashless exercise” programs, or if permitted by our board, promissory notes or other property. Our board also determines the performance goals and performance period for performance shares; the purchase price and conditions of repurchase for restricted stock and the terms of stock appreciation rights. Our board may at any time accelerate the vesting of any outstanding award. In the event we are sold, merged, consolidated, reorganized or liquidated, our board may take any of the following actions as to outstanding awards: (a) provide that the successor will assume or provide a substitute for the awards; (b) provide that all unexercised options and stock appreciation rights shall terminate immediately prior to the consummation of the transaction, if not previously exercised; (c) in the event of a sale where common stockholders receive cash for their shares, provide that each outstanding vested option and stock appreciation right will be exchanged for a payment in cash equal to the excess of the sales price over the exercise price; and (d) make such other adjustments deemed necessary to provide participants with a benefit substantially similar to that which they would have been entitled had the event not occurred. In the event of any stock dividend, split, recapitalization or other similar change, our board may adjust the number and kind of shares subject to outstanding awards, the exercise or purchase price of awards, and any other equitable adjustments it deems appropriate.

In 1995, the Company’s board of directors adopted, and the stockholders approved, the 1995 Stock Option Plan for Outside Directors (the Directors’ Plan), under which 5,000 options would be granted annually to each non-employee director of Trident for each full fiscal year of service on the board. The Directors’ Plan will expire on December 31, 2005. The options exercisable under the Directors’ Plan terminate on July 1, 2009. We do not intend to issue any additional options under the Directors’ Plan.

The Incentive Plan and the Directors’ Plan are administered by the compensation committee of our board of directors. The compensation committee selects the employees to whom awards are to be granted, the number of shares to be subject to such awards, and the terms and conditions of such awards, provided that any discretion exercised by the compensation committee must be consistent with resolutions adopted by our board and the terms of the Incentive Plan.

As of December 31, 2005, options to purchase an aggregate of 2,357,500 shares had been granted under the Incentive Plan, and options to purchase an aggregate of 115,000 shares had been granted under the Directors’ Plan.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2005.

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options/Warrants	Weighted- Average Exercise Price of Outstanding Options/Warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders prior to 2005	115,000	$3.00	22,083
Equity compensation plans approved by security holders in 2005	2,357,500	$3.95	142,500

Total	2,472,500	$3.91	164,583

Employment Contracts, Termination Of Employment And Change-In-Control Arrangements

On August 1, 2004, we entered into an employment agreement with Hope Ni to serve as our chief financial officer and secretary. The employment agreement terminates on December 31, 2007, but will be automatically extended unless either we give Ms. Ni notice prior to her termination date or Ms. Ni gives 30 days’ written notice to us of her election not to extend. Under the terms of the agreement, Ms. Ni receives a base salary of $117,000 per annum and was granted ten-year options to purchase a total of 210,000 shares of our common stock at an exercise price of $3.00, which options are all fully vested. In March 2006, the compensation committee approved a new compensation package for Hope Ni which includes a base salary of $125,000 per annum and 50,000 additional restricted shares which will be vested quarterly over one year.

If we terminate Ms. Ni’s employment without cause, or she resigns for good reason, Ms. Ni will receive termination benefits, including the payment of a lump sum amount equal to three times Ms. Ni’s monthly salary in effect immediately prior to her termination and payment of all premiums due for health insurance for a period of six months after termination.

If a change in control occurs prior to December 31, 2007 and we subsequently terminate Ms. Ni’s employment without cause, or if she resigns for good reason prior to the date that our board of directors certifies our audit for the first complete fiscal year after the change in control (the Change in Control Audit Date), Ms. Ni will be entitled to receive standard termination benefits and a payment equal to the greater of (a) six times her monthly salary or (b) 12 months salary less compensation paid to her between the date of the change in control and the date of termination. If the change in control occurs prior to December 31, 2007 and we terminate Ms. Ni’s employment without cause, or if she resigns for good reason after the Change in Control Audit Date, Ms. Ni will be entitled to the same termination benefits she would have received had a change in control not occurred and we terminated her employment without cause or she resigned for good reason. All of Ms. Ni’s stock options are fully vested. If Ms. Ni’s employment is terminated after the Change in Control Audit Date, other than as a result of her resignation, Ms. Ni will have the right to exercise all of her stock options. If Ms. Ni resigns prior to the Change in Control Audit Date, notwithstanding the fact that her options are fully vested, Ms. Ni shall have the right to exercise a specified number of shares at a price to be determined under the terms of the agreement at the time of her resignation. For purposes of Ms. Ni’s employment agreement, a “change in control” means the consummation of a reorganization, merger of consolidation of us with one or more other persons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of March 20, 2006, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers, and (iv) the Company’s executive officers and directors as a group. Except as set forth in Note 11 to the table, the business address of each shareholder is c/o the Company, Suite 1001, Tower C, Skyworth Building, High-Tech Industrial Park, Nanshan, Shenzhen 518057, People’s Republic of China.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Ownership
Jeffrey Kang	15,000,105	(2)(3)	47.1%
Hope Ni	140,000	(4)	*
Amy Kong	27,500	(4)	*
Q.Y. Ma	20,000	(4)	*
Mark S. Hauser	355,183	(5)	1.1%
Mark B. Segall	106,250	(6)	*
Frank Zheng	17,500	(4)	*
All executive officers and directors as a group (7 persons)	15,651,538		49.2%

Principal Stockholders
Nan Ji	11,580,430	(3)(7)	36.4%
Comtech Global Investment Ltd.	11,580,430	(3)	36.4%
Ren Investment International Ltd.	3,169,675	(8)	10.0%

*	- Represents beneficial ownership of less than one percent of our outstanding shares.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 20, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 31,840,882 shares of common stock outstanding as of March 20, 2006.
(2)	Includes (a) 250,000 shares issuable upon exercise of currently exercisable stock options, (b) 11,580,430 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Kang and his wife, Ms. Nan Ji, share voting and investment power and (c) 3,169,675 shares beneficially owned by Ren Investment International Ltd., over which Mr. Kang, as sole director, has sole voting and investment power. Mr. Kang does not have an economic interest in any shares of Ren Investment International Ltd.
(3)	Mr. Kang owns a 29% interest and Ms. Nan Ji a 71% interest in Comtech Global Investment Ltd. The directors of Comtech Global Investment Ltd. are Mr. Kang, his brother Kang Yi and Yang Shi, a major stockholder and co-founder of our company.
(4)	Represents shares issuable upon exercise of currently exercisable stock options.
(5)	Includes (a) warrants to purchase 234,166 shares, (b) 16,250 shares issuable upon exercise of currently exercisable stock options and (c) 104,767 shares of our common stock.
(6)	Includes (a) 31,250 shares issuable upon exercise of currently exercisable stock options and (b) warrants to purchase an aggregate of 75,000 shares issued to Kidron Corporate Advisors LLC, an affiliate of Mr. Segall.

(7)	Represents 11,580,430 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Kang and his wife, Ms. Nan Ji, share voting and investment power.
(8)	Shares of Ren Investment International Ltd. are beneficially owned by Mr. Kang, who as sole director, has sole voting and investment power over the shares. Mr. Kang does not have an economic interest in any shares of Ren Investment International Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Share Exchange Agreement

On May 25, 2004, Trident, a public company that ceased operations in 2000, entered into a share exchange agreement with Comtech Cayman and Comtech Cayman’s shareholders, which were Comtech Global Investment Ltd., Purple Mountain Holding Ltd., and Ren International Investment Ltd. Under the agreement, Trident agreed to acquire all of the issued and outstanding shares of stock of Comtech Cayman in exchange for the issuance in the aggregate of 21,000,000 of Trident’s shares of common stock to Comtech Cayman’s shareholders. The transaction was consummated on July 22, 2004. In accordance with the provisions in the agreement, the number of shares to be issued to Comtech Cayman’s shareholders was adjusted at closing to 20,251,075. As a result of the transaction, Comtech Cayman became a wholly-owned subsidiary of Trident and, upon the issuance of the shares, Comtech Cayman’s shareholders owned approximately 91.2% of all of our issued and outstanding stock. On August 2, 2004, we changed our name from Trident to Comtech Group, Inc.

Trident and its shareholders, Emanuel Arbib, Gianni Bulgari, Mark S. Hauser and Mark B. Segall, and Comtech Cayman’s shareholders executed a stockholders’ agreement, which provided for the designation of Trident shareholder representatives to serve on our board of directors. Under the stockholders’ agreement, until July 22, 2006, the Trident shareholders and Comtech Cayman’s shareholders will be permitted to nominate two and five persons, respectively, to our board of directors at each annual meeting of a shareholders, and will be required to vote their shares of common stock for all such nominees Currently, Messrs. Hauser and Segall are the representatives of the Trident shareholders on our board of directors.

The terms of the share exchange agreement provide for the issuance of up to 30,173,047 additional shares to Comtech Cayman’s shareholders in the event there is a breach of any representations, warranties, covenants or obligations made by Trident in the share exchange agreement for an amount of damages in excess of $625,000. This indemnification provision expired on April 30, 2005, except in the case of known claims, which will survive until such matters are resolved finally by a court of law. Prior to the expiration of this period, we were notified of a possible claim relating to a transaction entered into by Trident prior to the consummation of the share exchange agreement, as discussed under “Business—Legal Proceedings” that could trigger this indemnification provision. The potential issuance of additional shares of our common stock under this indemnification provision could result in dilution to other shareholders.

Shareholder Loans and Financing Transactions; Dividends and Distributions

Since the time of the share exchange, there have been no dividends or distributions paid to us from entities owned by our affiliates.

Commercial Transactions

In 2001, we purchased a small office suite located in Shenzhen from Matsunichi Electronics, an entity owned by our principal shareholder and chief executive officer, Mr. Kang. The purchase price of RMB1.7 million was based on the carrying value of the property at the time. As at December 31, 2005, there was a unsettled payable to Matsunichi, with no fixed repayment date, amounting to RMB1.6 million ($0.2 million) in connection with this purchase.

On April 1, 2005, we entered into an operating lease with a Viewtran with respect to a property to be used for research and development purposes. The property is located at High-tech Industrial Park in Shenzhen, with a total area of approximately 4,000 square feet. The monthly rental is RMB28,000 ($3,400), including property management fee and utility charges, and the lease period ends on March 31, 2006. There are no specific provisions for extending the lease beyond its expiry date, except that at the end of the rental period, we have a priority right to continue leasing the space.

Other Related Party Transactions

Our principal shareholder and chief executive officer, Mr. Kang, and his wife, Ms. Nan Ji own, for the benefit of Comtech China, all of the equity interest in Shenzhen Comtech, which, in turn, owns 60% equity interest in Shanghai E&T. The equity interest in Shanghai E&T was acquired by Shenzhen Comtech in January 2004 for RMB1.2 million from the current minority shareholders, Michael Shao and Sun Jun, employees of Shanghai E&T, in order to provide a larger sales force, advanced technology know-how and a potential customer base in Shanghai. The registered capital of Shanghai E&T was RMB2 million.

While we do not have any equity interest in Shenzhen Comtech, through the contractual agreements among Comtech China, Mr. Kang and his wife, Ms. Nan Ji, we enjoy voting control over and are entitled to all economic interests associated with Mr. Kang’s and his wife’s equity interest in Shenzhen Comtech. These contractual agreements were put in place as part of an overall group restructuring undertaken in 2002 to consolidate all of our businesses under one company, Comtech Cayman in preparation for a possible public listing of our shares. There was no consideration involved, as Mr. Kang and Ms. Nan Ji were 100% owners of Shenzhen Comtech prior to the group restructuring undertaken in 2002 and still retained 100% interest in Shenzhen Comtech through their 100% ownership of Comtech Group and Comtech China following the 2002 reorganization.

In 2005, Nan Ji has executed an agreement to transfer her 70% equity interest in Shenzhen Comtech to Jeffrey Kang and her 1% equity interest in Shenzhen Comtech to Huimo Chen, the mother of Jeffrey Kang, who is a PRC citizen. Jeffrey Kang and Huimo Chen have also agreed that upon the successful transfer of Nan Ji’s equity interest as described above, they will enter into and be bound by the same contractual arrangements with Comtech China relating to the voting control of Shenzhen Comtech.

At present, most of our business in China is done through Shenzhen Comtech and Shenzhen Communication, except for business in Shanghai, which is conducted mostly through Shanghai E&T. No dividends have been paid or distributions made by Shenzhen Comtech to Comtech China thus far.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees for professional services and other services rendered by Deloitte Touche Tohmatsu to us in 2005 and 2004.

	2005	2004
	(in millions)
Audit Fees (1)	RMB2.4	RMB1.0
Audit-related fees (2)	1.9	1.8
Tax fees (3)	0.3	0.5
All other fees (4)	—	—

Total	RMB4.6	RMB3.3

(1)	Audit fees consist of fees billed for the professional services rendered for the audit of our consolidated financial statements for each of these fiscal years and the review of the interim financial statements for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

(2)	Audit-related fees consist of fees billed for the professional services rendered in connection with our registered offering and private placement for the fiscal years ended December 31, 2005 and December 31, 2004.
(3)	Tax fees include fees billed for tax compliance and tax advice services, including the preparation of tax returns and tax consultations, for the fiscal years ended December 31, 2005 and 2004, respectively.
(4)	There was no other fees billed by Deloitte Touche Tohmatsu for the fiscal year ended December 31, 2005 and December 31, 2004, respectively.

We are required to obtain pre-approval by our audit committee for all audit and permitted non-audit services performed by our independent auditors. In accordance with this requirement, during fiscal 2005, 100% of all audit, audit-related, tax and other services performed by Deloitte Touche Tohmatsu were approved in advance by the audit committee. Any pre-approved decisions are presented to the full audit committee at the next scheduled meeting. Deloitte Touche Tohmatsu was our principal auditor and no work was performed by persons outside of this firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of Form 10-K

1.	Financial Statements

Our consolidated financial statements for the year ended December 31, 2005 are included with this Form 10-K. See “Table of Contents to Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedules

All financial statements schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Description
3.1	Amended Articles of Restatement of the Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.)

3.1(a)	Amendments to Articles of Incorporation. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

3.2	Bylaws. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

4.1	Specimen Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

4.2	Shareholders Agreement, dated July 23, 2004. (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission on July 22, 2004.)

10.1	Comtech Group, Inc. 2004 Incentive Stock Option Plan. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

10.2	Employment Agreement with Hope Ni, dated as of August 1, 2004. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

10.3	Revolving Credit Agreement with Bank of Communications Hong Kong branch, dated September 14, 2004. (Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 2004 file on March 31, 2005)

10.4	Share Exchange Agreement between Trident Rowan Group Inc., Comtech Group Inc., and certain other parties, dated May 25, 2004. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 28, 2005.)

10.5	Equity Joint Venture Agreement between Comtech Group, Inc. and Broadwell Group Ltd. dated January 17, 2005. (Incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the Securities and Exchange Commission on January 21, 2005.)

10.6	Trident 1995 Director’s Plan. (Incorporated by reference to Exhibit 10.1 of Form 10-K filed with the Securities and Exchange Commission on May 24, 1996.)

10.7	Agreement between Comtech Group, Inc. and United Information Technology Co. Ltd., dated May 12, 2005. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 17, 2005.)

10.8	Agreement between Comtech Cayman and Century Teltone Technology Co. Ltd., dated November 9, 2005. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on November 17, 2005.)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to our Form 10-K for the year ended December 31, 2004 file on March 31, 2005)

21.1	List of Subsidiaries of the Registrant. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH GROUP, INC.

	By:	/s/ Jeffrey Kang
Dated: March 28, 2006	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer

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

Dated March 28, 2006	By:	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 28, 2006	By:	/s/ Hope Ni
	Name:	Hope Ni
	Title:	Chief Financial Officer, Secretary and Director (Principal Financial Officer)

Dated March 28, 2006	By:	/s/ Amy Kong
	Name:	Amy Kong
	Title:	Director

Dated March 28, 2006	By:	/s/ Q.Y. Ma
	Name:	Q. Y. Ma
	Title:	Director

Dated March 28, 2006	By:	/s/ Frank Zheng
	Name:	Frank Zheng
	Title:	Director

	By:	/s/ Mark Segall
	Name:	Mark Segall
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF COMTECH GROUP, INC.

We have audited the accompanying consolidated balance sheets of Comtech Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit also comprehended the translation of Renminbi amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 2. Such United States dollar amounts are presented solely for the convenience of the readers in the United States of America.

Deloitte Touche Tohmatsu

Certified Public Accountants

Hong Kong

March 23, 2006

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	At December 31,
	2005	2005	2004
	USD	RMB	RMB
ASSETS

Current assets:
Cash and cash equivalents	21,945	177,098	41,444
Pledged bank deposits	5,042	40,692	—
Trade accounts receivable, net of allowance for doubtful accounts of USD929 (RMB7,495) in 2005 and RMB3,833 in 2004	33,152	267,543	168,989
Bills receivable	6,803	54,905	77,338
Other receivables	1,197	9,657	2,176
Amount due from a minority shareholder	58	468	—
Inventories	13,725	110,763	15,903

Total current assets	81,922	661,126	305,850

Property and equipment, net	855	6,904	3,317
Other assets	112	905	—

TOTAL ASSETS	82,889	668,935	309,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	12,925	104,308	53,063
Bank borrowings	4,433	35,779	53,707
Amounts due to related parties	225	1,816	2,192
Income taxes payable	313	2,524	1,487
Accrued expenses and other liabilities	1,158	9,350	8,506

Total current liabilities	19,054	153,777	118,955

Minority interests	1,066	8,599	4,204

Commitments and contingencies (note 12)	—	—	—

Shareholders’ equity:
Common stock (USD0.01 par value
- authorized 200,000,000 shares in 2005 and 2004; shares issued and outstanding 31,445,058 in 2005 and 25,361,025 in 2004)	322	2,602	2,099
Additional paid-in capital	44,457	358,775	118,383
Deferred stock-based compensation	—	—	(247)
Retained earnings	18,911	152,615	65,773
Accumulated other comprehensive loss	(921)	(7,433)	—

Total shareholders’ equity	62,769	506,559	186,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	82,889	668,935	309,167

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year ended December 31,
	2005	2005	2004	2003
	USD	RMB	RMB	RMB
Net revenue	107,350	866,332	625,656	357,805
Cost of revenue	(88,583)	(714,881)	(530,800)	(306,939)

Gross profit	18,767	151,451	94,856	50,866
Selling, general and administrative expenses	(4,829)	(38,970)	(21,092)	(19,358)
Research and development expenses	(1,962)	(15,837)	(6,121)	(983)
Other operating income	22	180	1,110	—

Income from operations	11,998	96,824	68,753	30,525
Interest expense	(218)	(1,762)	(2,156)	(801)
Interest income	309	2,493	38	54

Income before income taxes	12,089	97,555	66,635	29,778
Income taxes	(835)	(6,736)	(2,300)	(1,295)

Income before minority interests	11,254	90,819	64,335	28,483
Minority interests	(493)	(3,977)	(2,133)	—

Net income	10,761	86,842	62,202	28,483

Earnings per share

Basic	0.38	3.08	2.87	1.41

Diluted	0.36	2.94	2.84	1.41

Weighted average number of ordinary shares outstanding
Basic	28,168,274	28,168,274	21,690,560	20,251,075

Diluted	29,507,939	29,507,939	21,885,053	20,251,075

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(in thousands, except shares and per share amounts)

	Common stock			Additional paid-in capital		Deferred stock-based compensation		Retained earnings			Accumulated other comprehensive loss	Total shareholders’ equity		Comprehensive income (loss)
	Number of shares	RMB		RMB		RMB		RMB			RMB	RMB		RMB
Balance at January 1, 2003	20,251,075		1,676		12,407		—		16,475		—		30,558
Net income	—		—		—		—		28,483		—		28,483	28,483

Dividend	—		—		—		—		(41,387)		—		(41,387)

Balance at December 31, 2003	20,251,075		1,676		12,407		—		3,571		—		17,654
Shares of stock held by Trident’s shareholders	1,959,950		162		162		—		—		—		324
Recapitalisation in connection with the Share Exchange Transaction	—		—		23,181		—		—		—		23,181
Deferred stock-based compensation	—		—		348		(348)		—		—		—
Amortisation of deferred stock-based compensation	—		—		—		101		—		—		101
Issue of shares in connection with private placement	3,150,000		261		82,285		—		—		—		82,546
Net income	—		—		—		—		62,202		—		62,202	62,202

Balance at December 31, 2004	25,361,025		2,099		118,383		(247)		65,773		—		186,008
Share issue on exercise of warrants	171,873		14		—		—		—				14
Amortisation of deferred stock-based compensation	—		—		—		247		—		—		247
Issue of shares in connection with public offering	5,912,160		489		240,392		—		—		—		240,881
Net income	—		—		—		—		86,842		—		86,842	86,842
Foreign currency translation adjustments	—		—		—		—		—		(7,433)		(7,433)	(7,433)

Comprehensive income	—		—		—		—		—		—		—	79,409

Balance at December 31, 2005	31,445,058		2,602		358,775		—		152,615		(7,433)		506,559

Balance at December 31, 2005 (in USD)		USD	322	USD	44,457	USD	—	USD	18,911	USD	(921)	USD	62,769

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2005	2004	2003
	USD	RMB	RMB	RMB
Cash flows from operating activities:
Net income	10,761	86,842	62,202	28,483
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	121	974	913	427
Minority interests	493	3,977	2,133	—
Stock based compensation cost	31	247	101	—
Changes in operating assets and liabilities, net of businesses acquired
Trade accounts receivable	(12,402)	(100,086)	(71,588)	(24,662)
Bills receivable	2,780	22,433	(64,032)	(7,164)
Other receivables	(931)	(7,509)	5,380	(784)
Inventories	(11,755)	(94,860)	4,136	(11,437)
Amount due from related party	—	—	—	298
Trade accounts payable	6,369	51,403	1,386	(11,137)
Amounts due to related parties	(46)	(376)	600	(1,573)
Income taxes payable	128	1,037	585	816
Accrued expenses and other liabilities	104	844	(2,155)	1,327

Net cash used in operating activities	(4,347)	(35,074)	(60,339)	(25,406)

Cash flows from investing activities:
Pledged bank deposits	(5,042)	(40,692)	—	—
Purchases of property and equipment	(565)	(4,561)	(1,033)	(1,017)
Acquisition of a new business	—	—	(906)	—
Changes in other assets	(112)	(905)	344	(300)

Net cash used in investing activities	(5,719)	(46,158)	(1,595)	(1,317)

Cash flows from financing activities:
Net cash inflow from issue of shares (net of transaction cost)	29,082	234,695	84,036	—
Repayment of bank borrowings	(2,153)	(17,377)	—	—
Net cash inflow from Share Exchange Transaction (net of transaction cost)	—	—	26,695	—
New bank borrowings	—	—	53,707	—
Repayment of amount due to holding company	—	—	(50,356)	—
Payment of 2004 dividend	—	—	(41,387)	—
Amount received from holding company	—	—	—	45,212

Net cash provided by financing activities	26,929	217,318	72,695	45,212

Effect of exchange rate changes on cash and cash equivalents	(53)	(432)	—	—

Net increase in cash and cash equivalents	16,810	135,654	10,761	18,489
Cash and cash equivalents at beginning of the year	5,135	41,444	30,683	12,194

Cash and cash equivalents at end of the year	21,945	177,098	41,444	30,683

	Year ended December 31,
	2005	2005	2004	2003
	USD	RMB	RMB	RMB
Supplementary disclosure of cash flows information:

Cash paid for:
Interest	218	1,762	2,156	801

Income taxes	701	5,661	1,608	479

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Comtech Group, Inc., formerly Trident Rowan Group Inc, (the “Parent”) and its subsidiaries (together, the “Company”) provide customized module design solutions to various manufacturers in China. The Company currently offers their customers over 500 design solutions and product lines integrating components from many suppliers. The Company purchases the specific components from their suppliers and generates revenue through the sale of the specific components that are incorporated in their module design.

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

The Share Exchange Transaction

On May 25, 2004, the Parent entered into a Share Exchange Agreement (the “Exchange Agreement”) with Comtech Group, a Cayman Islands corporation, pursuant to which the Parent acquired all of the issued and outstanding shares of Comtech Group in exchange for the issuance in the aggregate of 20,251,075 shares of the Parent on July 22, 2004. As a result of the transaction, Comtech Group became a wholly-owned subsidiary of the Parent and because the former shareholders of Comtech Group acquired approximately 91.2% of the Parent’s outstanding stock, the Share Exchange Transaction was accounted for as a reverse acquisition in which Comtech Group was deemed to be the accounting acquirer and the Parent the legal acquirer. The Parent changed its name to Comtech Group, Inc. on August 2, 2004.

As a result of the Share Exchange Transaction, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Comtech Group, as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Comtech Group prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction. The Company’s shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

As a part of the Share Exchange Transaction, the Company assumed fully vested options previously issued by the Parent to purchase 115,000 shares of common stock with an exercise price of USD 3.00 per share. Additionally, the Company assumed 925,417 fully exercisable common stock warrants. Each warrant represents the right to receive 1 share of the Company’s common stock, at an exercise price of USD3.00 per share for 484,452 common stock warrants and USD2.50 per share for 440,965 common stock warrants. The options and warrants assumed from the Parent will expire on July 1, 2009.

The Company’s board of directors approved a one-for-two reverse stock split of common stock of the Company on January 14, 2005. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants), have been retroactively restated in the accompanying condensed consolidated financial statements and notes thereto for all periods presented to reflect the reverse stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

1.	ORGANIZATION AND NATURE OF OPERATIONS - continued

The Exchange Agreement provides for the issuance of up to 30,173,047 additional shares to the original shareholders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by the Parent in the Exchange Agreement, which indemnification provision expired on April 30, 2005. On April 26, 2005, the Company sent a notice in relation to certain potential damages in connection with a possible claim relating to a transaction entered into by the Parent prior to the consummation of the Exchange Agreement regarding Centerpoint Corporation.

On July 20, 2005, the Company publicly sold 5,912,160 shares of the Company’s common stock at USD5.1425 per share, after underwriting discounts and commissions, for gross proceeds of approximately RMB245 million (USD30 million).

As of December 31, 2005, the subsidiaries of Comtech include the following:

Name of company	Place and date of incorporation/ establishment	Attributable equity interest held	Principal activity
OAM S.p.A. (“OAM”)	Italy	98.6%	Non-operating subsidiary

Shenzhen Comtech International Limited (“Shenzhen Comtech”) (note a)	People’s Republic of China (“PRC”) July 4, 1996	100%	Sales of electronics components and related Products

Comtech International (Hong Kong) Limited (“Comtech Hong Kong”)	Hong Kong July 14, 2000	100%	Sales of electronics components and related Products

United Information Technology Company Limited (“UIT”) (note b)	British Virgin Islands (“BVI”) November 30, 2001	100%	Investment holding

Comtech Group	Cayman Islands April 26, 2002	100%	Investment holding

Comtech (China) Holding Limited (“Comtech China”)	BVI May 27, 2002	100%	Investment holding

Comtech (Hong Kong) Holding Limited (“Comtech Holding”)	BVI May 27, 2002	100%	Investment holding

Comtech Communication Technology (Shenzhen) Company Limited (“Comtech Communication”)	PRC July 23, 2002	100%	Sales of electronics components and related products

Shanghai E&T System Company Limited (“Shanghai E & T”) (notes a, c)	PRC June 5, 2003	60%	Sales of electronics components and related products

Comtech Software Technology (Shenzhen) Company Limited (“Comtech Software”)	PRC March 18, 2004	100%	Sales of electronics components and related products and research and development of software products

Alphalink Global Limited	BVI November 23, 2004	100%	Investment holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

1.	ORGANIZATION AND NATURE OF OPERATIONS - continued

Name of company	Place and date of incorporation/ establishment	Attributable equity interest held	Principal activity
Reliable Group Limited	BVI January 7, 2005	100%	Investment holding

Comtech Broadband Corporation Limited (“Comtech Broadband”)	Hong Kong March 23, 2005	55%	Sales of electronics components and related products

United Information Technology (Shenzhen) Company Limited (“UIT Shenzhen”) (note b)	PRC May 25, 2005	100%	Sales of electronics components and related products

Comtech Wireless Limited (“Comtech Wireless”)	BVI July 7, 2005	60%	Investment holding

Comloca Technology (Shenzhen) Company Limited (“Comloca”)	PRC November 3, 2005	100%	Location-based search business and has not yet commenced business

Note a	The Company owns Comtech Shenzhen through a contractual agreement. In order to exercise control over Shenzhen Comtech, without direct ownership by the Company, the Company’s principal shareholder and chief executive officer, Jeffrey Kang and his wife, Nan Ji (“Original Shareholders”), own through contractual agreements and for the benefit of the Company 100% directly owned subsidiary, Comtech China. Shenzhen Comtech, in turn, owns 60% equity interest in Shanghai E & T. On December 30, 2003, the Original Shareholders of Shenzhen Comtech transferred to Comtech China their direct ownership interest in Shenzhen Comtech at no consideration. In the opinion of the Company’s management, the ownership structure of Shenzhen Comtech and the contractual agreements among Comtech China, Jeffrey Kang and Nan Ji do not violate existing PRC laws, rules and regulations. In 2005, Nan Ji has executed an agreement to transfer her 70% equity interest in Shenzhen Comtech to Jeffrey Kang and her 1 % equity interest in Shenzhen Comtech to Huimo Chen, the mother of Jeffrey Kang, who is a PRC citizen. Jeffrey Kang and Huimo Chen have also entered into and be bound by the same contractual arrangements with Comtech China relating to the voting control of Shenzhen Comtech.

Note b	On May 12, 2005, the Company acquired a shell company UIT as a wholly owned subsidiary. In June 2005, the Company provided UIT with initial funding of RMB20,176 (USD2,500) for UIT to develop a storage solution business. The Company also entered into an agreement with a group of technology owners (“the Technology Owners”), pursuant to which UIT would license certain technology and related intellectual properties from the Technology Owners and in exchange. the Company has agreed to issue UIT shares to the Technology Owners, contingent upon meeting certain predefined revenue targets and earnings milestones for the years ending December 31, 2005 and 2006. As at December 31, 2005, the contractually specified revenue and earning milestones have not been achieved and UIT remains a wholly owned subsidiary of the Company. Further, as of December 31, 2005, the Company does not believe it is probable that UIT will achieve the contractually specified milestones for the year ending December 31, 2006.

Note c	On January 18, 2004, Shenzhen Comtech signed an agreement to acquire 60% of Shanghai E&T, which is located in the PRC, for cash consideration of RMB1,200. The total assets and liabilities of the acquired subsidiary was RMB9,235 and RMB8,035, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principle of consolidation

The consolidated financial statements include the financial statements of Comtech Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and highly liquid investments with original maturities of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value.

Trade accounts receivable

Trade accounts receivable are stated at the nominal value and are reduced by appropriate allowance for doubtful accounts.

Bills receivable

Bills receivable from banks are unsecured, non-interest bearing and without recourse.

Inventories

Inventories, which primarily consist of telecommunication system equipment, mobile handset components, network protection devices, consumer electronics and other components, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Write down of potentially obsolete or slow-moving inventory is recorded based on management’s assumptions about future demand and market conditions.

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

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Impairment of long-lived assets

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

Revenue recognition

Sales of telecommunication system equipment, mobile handset components, network protection devices, consumer electronics and other components are recorded when the equipment is delivered, title has passed to the customers and the Company has no further obligations to provide services related to the operation of such equipment. Sales of data storage components are recognised when the equipment is delivered, title has passed and acceptance was received from the customers. Revenue is recorded net of value added tax incurred. Such value added taxes amounted to RMB98,803 (USD12,243), RMB109,757 and RMB41,693 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cost of revenue

Cost of revenue includes purchase costs and shipping and handling costs for products sold, and direct costs associated with the delivery of the equipment, including salaries, employee benefits and overhead costs associated with employees providing the related services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Foreign currency translation

All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the respective transaction dates. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currencies are remeasured at the exchange rate existing on that date. Exchange differences are recorded in the consolidated statement of income.

The functional currencies of the Company and its subsidiaries include the Renminbi (“RMB”), Hong Kong dollar and United States dollar. The financial statements of all subsidiaries with functional currencies other than Renminbi, the reporting currency, are translated in accordance with SFAS No 52, “Foreign Currency Translation”. All assets and liabilities are translated at rates of exchange in effect at the balance sheet and all income and expense items are translated at the average rates of exchange over the year. All exchange differences arising from translation of subsidiaries’ financial statements are included in the consolidated balance sheet as “Accumulated other comprehensive loss”.

Convenience translation into United States Dollars (“USD”)

The financial statements of the Company are stated in RMB. The translation of RMB amounts at and for the year ended December 31, 2005 and 2004 into USD are included solely for the convenience of readers and have been made at the rate of RMB 8.0702 to USD 1 and RMB8.2765 to USD 1, respectively. Such translations should not be construed as representations that RMB amounts could be converted into USD at that rate or any other rate.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. In July 2005, the Chinese government has announced that it will no longer peg its currency exclusively to USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of RMB as compared to USD. The exchange rate of RMB to USD changed from RMB8.2765 to RMB8.1111 in late July. As of December 31, 2005, the exchange rate had further moved to RMB8.0702.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, bills receivable, trade accounts receivable, trade accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments. Based on variable nature of the underlying interest rates, the Company’s bank borrowings as at December 31, 2005 approximated their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Foreign currency risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB. Any devaluation of the RMB against the USD would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of USD. The PRC subsidiaries’ products are primarily procured, sold and delivered in the PRC for RMB. Thus, their revenues and profits are predominantly denominated in RMB. Should the RMB devalue against USD, such devaluation could have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC entities to the Company.

Interest rate risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments and believe its exposure to interest rate risk is not material.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company places its cash with financial institutions with high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Comprehensive income

Accumulated other comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. During the years presented, the Company’s comprehensive income (loss) comprised of foreign currency translation adjustments and is included in the consolidated statements of shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Research and development expenses

Expenditure on research and development activities is recognized as an expense in the period in which it is incurred. These expenditures amounted to RMB15,837 (USD1,962), RMB6,121 and RMB983 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Had compensation cost for the Company’s stock option plan and stock purchase rights been accounted for using the fair value of awards at the grant date in accordance with the method of Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been as follows:

For the year ended December 31:

	2005	2005	2004	2003
	USD	RMB	RMB	RMB
Net income, as reported	10,761	86,842	62,202	28,483
Add: Stock based compensation costs as reported	31	247	101	—
Less: Stock based compensation costs under fair value based method for all awards	(1,819)	(14,677)	(2,103)	—

Adjusted net income	8,973	72,412	60,200	28,483

Shares used in computation
Basic	28,168,274	28,168,274	21,690,560	20,251,075

Diluted	29,507,939	29,507,939	21,885,053	20,251,075

Earnings per share - basic As reported	0.38	3.08	2.87	1.41

Pro forma	0.32	2.57	2.78	1.41

Earnings per share - diluted As reported	0.36	2.94	2.84	1.41

Pro forma	0.30	2.45	2.75	1.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Stock-based compensation - continued

The weighted average fair value of options granted during 2005 was RMB14.31 (USD1.77) (2004: RMB13.24) per share, using the Black-Scholes option-pricing model based on the following assumptions:

	2005	2004
Risk-free interest rate	4.78% to 5.08%	4.78% to 4.99%
Expected life	5.25 to 6.50 years	5.25 to 6.50 years
Expected volatility	36% to 50%	36% to 37%
Expected dividend yield	—	—

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective January 1, 2006.

Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company will adopt the modified-prospective transition approach and believes that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 2 pursuant to the disclosure requirements of SFAS No. 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements - continued

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after June 15, 2005. The Company does not anticipate the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

3.	INVENTORIES

	2005	2005	2004
	USD	RMB	RMB
Raw materials	369	2,979	946
Finished goods	13,356	107,784	14,957

	13,725	110,763	15,903

Inventories amounting to RMB3,867 (USD479) and RMB628 were written off in 2005 and 2004 respectively. There was no write off of inventories in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	2005	2005	2004
	USD	RMB	RMB
Office building	211	1,706	1,672
Machinery	71	574	317
Furniture and office equipment	611	4,933	2,035
Motor vehicles	368	2,965	1,593

Total	1,261	10,178	5,617
Less: accumulated depreciation	(406)	(3,274)	(2,300)

Property and equipment, net	855	6,904	3,317

Depreciation expense charged to income from operations for the year ended December 31, 2005, 2004, and 2003 was RMB974 (USD121), RMB913, and RMB427, respectively.

5.	BANK BORROWINGS AND BANKING FACILITIES

On July 21, 2004, Comtech Hong Kong, a wholly-owned subsidiary of the Company, entered into a RMB33,106 (USD4,000) USD denominated revolving credit facility (the “Facility”) with the Bank of Communications Hong Kong branch (the “Bank of Communications”). On September 14, 2004, the amount of the Facility was increased to RMB82,765 (USD10,000). As of December 31, 2004, the outstanding loan balance under the Facility was approximately RMB23,157 (USD2,798). These bank borrowings were raised for general working capital purposes of the Company and RMB8,095 (USD978) of them were directly used for settlement of amount owed to Comtech Global Investment Ltd. during 2004. The Facility was secured by funds on deposit with the Bank of Communications owned by Jeffrey Kang, the Company’s principal shareholder and Chief Executive Officer, in an amount equal to the borrowings. The facility bore interest at the higher of LIBOR or 1.5% over the deposit rate, payable monthly. The effective interest rate was 2.42% as of December 31, 2004. On November 10, 2005, Comtech Hong Kong terminated the above revolving credit facility with the Bank of Communications.

On August 24, 2004, Comtech Communication entered into an accounts receivable factoring agreement (the “Agreement”) with Guangdong Development Bank Shenzhen branch (the “Guangdong Development Bank”). Under the terms of the Agreement, accounts receivable from UTStarcom, one of the Company’s major customers, with a maximum amount of RMB30,000 (USD3,624), can be transferred to Guangdong Development Bank with recourse. The factoring arrangement bore interest at the PRC official loan interest rate, payable monthly. As of December 31, 2004, the Company had no factored accounts receivable outstanding under the agreement and had no pledged deposit with Guangdong Development Bank. The Agreement expired on August 26, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

5.	BANK BORROWINGS AND BANKING FACILITIES - continued

On October 7, 2005, Comtech Hong Kong entered into a RMB40,351 (USD5,000) USD denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). As of December 31, 2005, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount of RMB16,237 (USD2,012) as of December 31, 2005, and bears interest from 1.5% per annum over HIBOR to USD Prime, depending on different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Company’s consent or that of any third party.

On October 7, 2005, Comtech Hong Kong entered into a RMB72,632 (USD9,000) USD denominated credit facility with Bank of China (Hong Kong) Limited (“BOC”). As of December 31, 2005, the outstanding loan balance under the BOC facility was RMB21,307 (USD2,640), at an interest rate of approximately 6% per annum, leaving RMB51,325 (USD6,360) in availability. This facility is secured by funds on deposit in an amount of RMB24,455 (USD3,030) and accounts receivable in an amount of RMB17,027 (USD2,110) as of December 31, 2005, and bears interest from LIBOR plus 2% to 2.25% per annum, depending on different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to the Company.

Certain of the Company’s customers enter into arrangements with their respective banks for a line of credit for purposes of settling their bills. Under such arrangements, the Company is entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on the consolidated balance sheet. The Company, in certain circumstances, has arranged to transfer with recourse certain of its bills receivable to its bank. Under this discounting arrangement, the bank pays a discounted amount to the Company and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.8% of the balance transferred, which is recorded as interest expense. The Company had discounted bills receivable amounting to approximately RMB14,472 (USD1,793) and RMB30,550 under such facility arrangement as of December 31, 2005 and 2004 respectively.

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities are as follows:

	2005	2005	2004
	USD	RMB	RMB
Legal and professional fees	434	3,503	3,609
Commission fee payables	—	—	2,869
Accrued staff related costs	344	2,774	1,655
Other accruals and liabilities	380	3,073	373

	1,158	9,350	8,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

7.	INCOME TAXES

The provision for income taxes consists of the following:

	2005	2005	2004	2003
	USD	RMB	RMB	RMB
Current tax
PRC, excluding Hong Kong	601	4,852	2,046	1,187
Hong Kong	234	1,884	254	108
Deferred tax	—	—	—	—

	835	6,736	2,300	1,295

The Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are attributable to the following:

	2005	2005	2004
	USD	RMB	RMB
Deferred tax assets on net operating losses	4,477	36,130	35,738
Less: Valuation allowance	(4,477)	(36,130)	(35,738)

	—	—	—

The subsidiaries that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes under those jurisdictions.

The PRC statutory tax rate is 33%. Shenzhen Comtech, Comtech Communication, Comtech Software and UIT Shenzhen (Collectively the “Shenzhen Subsidiaries”), being located in the Shenzhen Special Economic Zone in the PRC, are subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries have agreed to operate for a minimum of 10 years in the PRC, a two-year tax holiday from the first profit making year is available, following which in the third through fifth years there is a 50% reduction to 7.5%. The following details the tax concessions received for the Shenzhen Subsidiaries:

•	Shenzhen Comtech is subject to a PRC preferential income tax rate at 7.5% from 2002 and 2004, and a tax rate of 15% in 2005.

•	Comtech Communication is under a tax holiday in 2003 and 2004, and a preferential tax rate of 7.5% until 2007.

•	Comtech Software is under a tax holiday in 2005 and 2006, and will be subject to a three year preferential tax rate of 7.5% until 2009.

•	UIT Shenzhen has no assessable profit in 2005 and is currently applying for a tax holiday in PRC.

Shanghai E & T is located in Shanghai Qingpu Zone and is taxed on a deemed basis at 0.5% of its turnover in accordance with the tax guidelines issued by the local tax authority in Qingpu Zone in 2004 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

7.	INCOME TAXES - continued

The subsidiaries incorporated in Hong Kong, Comtech Hong Kong and Comtech Broadband, are subject to Profit Taxes in Hong Kong at 17.5% in 2003, 2004 and 2005.

A reconciliation of income tax expense to the amount computed by applying the PRC statutory tax rate to the income before income taxes in the consolidated statements of operations is as follows:

	2005	2005	2004	2003
	USD	RMB	RMB	RMB
Income before income tax	12,089	97,555	66,635	29,778

PRC statutory tax rate	33%	33%	33%	33%
Income tax expense at PRC statutory tax rate	3,989	32,193	21,990	9,827
Effect of preferential income tax rate	(1,597)	(12,891)	(12,656)	(5,082)
Effect of tax exemptions granted to Shenzhen Subsidiaries	(2,075)	(16,744)	(7,199)	(5,147)
Effect of the different income tax rate in other tax jurisdictions	(207)	(1,672)	(225)	(91)
Non-deductible items	713	5,754	448	1,444
Others	12	96	(58)	344

Income taxes	835	6,736	2,300	1,295

Tax that would otherwise have been payable without tax holiday and tax concessions amounts to approximately RMB29,635 (USD3,672), RMB19,855 and RMB10,229 in the years ended December 31, 2005, 2004, and 2003, respectively (representing a decrease in the basic earnings per share of RMB1.05, RMB0.92, and RMB0.51 and diluted earnings per share of RMB1.00, RMB0.91, and RMB0.51 in the years ended December 31, 2005, 2004 and 2003, respectively).

UIT Shenzhen has not recognised deferred tax assets related to its net operating loss carry forwards of RMB1,189 (USD147) for the period from May 25, 2005 (date of establishment) to December 31, 2005 as such loss carry-forwards are expected to reverse during the tax exemption period. Such tax loss carryforwards will expire in 2010.

For United States federal income tax purposes, the Company has assumed net operating loss carry-forwards of approximately US$13.2 million (2004: US$12.7 million) from the Parent as part of the Share Exchange Transaction. These losses will subject to Sec. 382 limitations and expire from 2006 through 2026. It is management’s opinion that it is more likely than not such loss carry-forwards will not be realised, therefore, full valuation allowance has been provided. In addition, United States income taxes have not been provided on unremitted earnings of subsidiaries located outside the United States as such earnings are considered to be permanently reinvested. The foreign earnings could become subject to tax if remitted, or deemed remitted, as a dividend; however, the additional amount of taxes is not practicable to estimate.

There was no other significant deferred tax asset or liability as of December 31, 2005, and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

8.	STOCK-BASED COMPENSATION

In 1995, the Parent Board of Directors adopted, and the stockholders approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), pursuant to which 5,000 options would be granted annually to each non-employee director of Parent for each full fiscal year of service on the Board. As part of the Share Exchange Transaction with Parent, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. In addition to the options under the Directors’ Plan, the Company also assumed 925,417 fully exercisable common stock warrants. Each warrant represents the right to receive 1 share of the Company’s common stock. The Directors’ Plan expired on December 31, 2005 while the options exercisable under the Directors’ Plan will terminate on July 1, 2009. The Company does not intend to issue any additional options under the Directors’ Plan.

On August 3, 2004, the Board of Directors adopted the Comtech Group, Inc. 2004 Stock Incentive Plan (the “Incentive Plan”) pursuant to which 2,500,000 shares of Common Stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. As at December 31, 2005, 142,500 shares (2004: 600,000 shares) of Common Stock are remaining available for future issuance under the Incentive Plan. The purpose of the Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of the Company’s common stock. The Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the Plan is early terminated by the Board. Options granted under the Incentive Plan are either incentive stock options (i.e. options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the Internal Revenue Code and that do not result in tax deductions to participants unless they fail to comply with Section 422 of the Internal Revenue Code) or options that do not so qualify.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

8.	STOCK-BASED COMPENSATION - continued

The following summarizes the options and warrants outstanding:

	Stock warrants		Stock options
	Exercise price	Number of warrants	Exercise price	Number of options
	USD		USD
Outstanding at January 1, 2003 and 2004	—	—	—	—
Stock warrants assumed upon the Share Exchange Transaction on July 22, 2004 (a)	2.50	440,965	—	—
Stock warrants assumed upon the Share Exchange Transaction on July 22, 2004 (a)	3.00	484,452	—	—
Stock options assumed upon the Share Exchange Transaction on July 22, 2004 (a)	—	—	3.00	115,000
Stock options granted under the Incentive Plans on August 16, 2004 (b)	—	—	3.00	210,000
Stock options granted under the Incentive Plans on November 11, 2004 (c)	—	—	3.74	1,690,000

Outstanding at December 31, 2004		925,417		2,015,000

Stock warrants granted under the Incentive Plans on January 31, 2005 (d)	3.00	325,000	—	—
Stock warrants exercised during the year (d)	3.00	(308,750)	—	—
Stock options granted under the Incentive Plans on January 19, 2005 (e)	—	—	5.50	30,000
Stock options granted under the Incentive Plans on May 16, 2005 (e)	—	—	5.01	322,500
Stock options granted under the Incentive Plans on December 12, 2005 (f)	—	—	5.53	105,000

		941,667		2,472,500

(a)	The warrants and options assumed from Parent will expire on July 1, 2009 and are all exercisable as of December 31, 2005.
(b)	The vesting of these options is as follows: (1) 39,375 shares vest on February 1, 2005 or vesting in equal monthly installments over the six months from August 16, 2005, (2) 118,125 shares vest in equal monthly installments over the period from February 2, 2005 to August 1, 2006, and (3) 52,500 shares vest in equal monthly installments over the period from August 2, 2006 to August 1, 2007. Further, the Company entered into an employment contract with its Chief Financial Officer (“Employment Contract”). The terms of the Employment Contract provide that in the event the Company engaged in an underwritten offering of shares of common stock which would yield gross proceeds to the Company in excess of RMB248,319 (USD30,000), all of the 210,000 stock options would be accelerated and become fully vested. In July 2005, the Company had completed the registered offering and gross proceeds in excess of USD30,000 was raised, all of the 210,000 stock options had been accelerated and fully vested at such time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

8.	STOCK-BASED COMPENSATION - continued

(c)	20,000 options were fully vested in 2005. 52,500 options vest in equal quarterly installments beginning the year following the date of grant, and the remaining 1,617,500 options vest in equal quarterly installments over a period of 3 years starting from the date of grant.

(d)	The stock warrants were granted to the financial advisor as part of the financial advisory fee payable in connection with the Share Exchange Transaction of the Company consummated on July 22, 2004. The holders of these common stock warrants were granted piggyback registration rights. 308,750 stock warrants were exercised in March 2005, and common stock of 171,873 shares were issued to the stock warrant holders upon the cashless exercise of stock warrants.

(e)	The stock options are vested in equal quarterly installments over a period of 3 years from the date of grant.

(f)	The stock options were fully vested on the date of grant.

The weighted average exercise price for the stock warrants and stock options are USD2.77 per share and USD3.91 per share as of December 31, 2005, and USD2.76 per share and USD3.62 per share as of December 31, 2004, respectively.

The options granted under the Incentive Plan will expire 10 years from the date of the grant. Compensation cost recognised for the year ended December 31, 2005 and 2004 under APB Opinion No. 25 amounted to RMB247 (USD31) and RMB101 respectively.

Stock warrants of 941,667 shares and stock options of 1,102,916 shares are exercisable as at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

9.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of (a) the weighted average number of shares of common stock outstanding during the year and (b) the dilutive effect of potential common stock equivalents during the year. The weighted average number of shares used for the computation of diluted earnings per share is as follows:

	2005	2004	2003
Weighted average number of shares outstanding - basic	28,168,274	21,690,560	20,251,075
Dilutive effect of stock options and warrants	1,339,665	194,493	—

Weighted average number of shares outstanding - diluted	29,507,939	21,885,053	20,251,075

As disclosed in note 1, in connection with the Share Exchange Transaction, the terms of the Exchange Agreement with Parent provide for the issuance of up to 30,173,047 additional shares to the original holders of Comtech Group in the event there is a breach of any representations, warranties, covenants or obligations made by Parent in the Exchange Agreement, which indemnification provision expired on April 30, 2005. On April 26, 2005, the Company sent a notice in connection with potential damages and a possible claim as discussed in Note 1. The issuance of additional shares, if any, pursuant to this indemnification provision would result in dilution to other shareholders. The above diluted earnings per share calculations have not included any contingently issuable shares because the Company is not aware of the amount of potential damages in respect of the possible claim as discussed in note 1 as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

10.	MINORITY INTERESTS

Minority interests consist of a 40% of the outstanding equity interest in Shanghai E & T, a 1.4% of the outstanding equity interest in OAM, a 45% of the outstanding equity interest in Comtech Broadband and a 40% of the outstanding equity interest in Comtech Wireless held by the minority shareholders.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company believes it operates in a single operating segment, and all financial segment information can be found in the consolidated financial statements.

Geographic Information

The Company has substantially all of its operations in the PRC, and accordingly attributes all of its revenues to these operations based on the selling location. All of the Company’s long lived assets are located in the PRC.

The Company’s sales to major customers which accounted for 10% or more of its sales are disclosed in note 15.

12.	COMMITMENTS AND CONTINGENCIES

(a)	The Company has operating lease agreements principally for its office facilities. The leases have remaining terms of one to fifty-two months. Rental expense was RMB3,537 (USD438), RMB1,590 and RMB418 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments under non-cancellable operating lease agreements as of December 31, 2005 were as follows:

	USD	RMB
Year ending December 31,
2006	508	4,100
2007	311	2,509
2008	111	899
2009	111	899
2010	37	299

Total	1,078	8,706

(b)	As at December 31, 2005, the Company has outstanding purchase orders for components from suppliers in the amount of approximately RMB153,360 (USD19,003). The Company does not have any minimum purchase obligations with these suppliers. Other than as disclosed above, the Company had no other contractual obligations and had no off-balance sheet guarantees or arrangements or transactions as at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

13.	RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

Amounts due to related parties

	2005	2005	2004
	USD	RMB	RMB
Matsunichi Electronics (Hong Kong) Limited (“Matsunichi”)	193	1,561	1,592
Viewtran Technology Limited (“Viewtran”)	32	255	600

	225	1,816	2,192

Mr. Jeffrey Kang has a controlling interest in Viewtran and Matsunichi.

Related Party Transactions

On April 1, 2005, the Company entered into a one-year operating lease with Viewtran with respect to a property used for research and development purposes. The monthly rental is RMB28 (USD3), including property management fee and utility charges. The total rental payable to Viewtran was RMB255 (USD32) for the year ended December 31, 2005. There are no specific provisions for extending the lease beyond its expiry date, except that at the end of the rental period, the Company has a priority right to continue leasing the space.

14.	MAINLAND CHINA PROFIT APPROPRIATION

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company’s subsidiaries established in the PRC registered as foreign-owned enterprise must make appropriations from after-tax profit to non-distributable reserve funds as determined by the board of directors of the relevant subsidiaries. There reserves include a (1) general reserve, (2) enterprise expansion fund and (3) staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires annual appropriations of not less than 10% of after-tax profit (as determined under accounting principles and financial regulations applicable to PRC enterprises at each year-end); the other fund appropriations are at the Company’s discretion. These reserves can only be used for specific purposes and are not distributable as cash dividends. Shenzhen Comtech, a domestic enterprise established in the PRC, was also subject to similar statutory reserve funds requirements. The balance of the statutory reserves shown in the management accounts and statutory accounts of the Company’s PRC subsidiaries amounted to RMB14,711 (USD$1,823) and RMB14,497 as of December 31, 2005 and 2004, respectively.

15.	CONCENTRATION OF CREDIT

A substantial percentage of the Company’s sales are made to three customers. Details of the customers accounting for 10% or more of total net revenue in any of the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Company A	*	11%	24%
Company B	*	13%	14%
Company C	*	12%	*

*	Less than 10%

There are no customers accounted for 10% or more of the total net revenue of the Company for the year ended December 31, 2005.

Details of the accounts receivable from the three customers with the largest receivable balances at December 31, 2005 and 2004 are as follows:

	Percentage of accounts receivable
	2005	2004
Company A	18%	10%
Company B	10%	—
Company C	7%	—
Company D	—	18%
Company E	—	6%

Three largest receivable balances	35%	34%

16.	EMPLOYEE BENEFIT PLANS

Certain employees of the Company in the PRC are entitled to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Company is required to make contributions to the government-managed retirement plan at 6.5% to 9% of the monthly basic salaries of certain employees. The expense of such arrangements to the Company for the years ended December 31, 2005, 2004 and 2003 was RMB722 (USD89), RMB270 and RMB179, respectively.

The Company operates a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the scheme are held separately from those of the Company by trustees. The Company contributes 5% of relevant payroll costs to the scheme, which contribution is matched by employees. The contributions paid by the Company for the years ended December 31, 2005, 2004 and 2003 were RMB45 (USD6), RMB32 and RMB34, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

17.	SUBSEQUENT EVENT

On January 11, 2006, the Company entered into a Subscription and Shareholders’ Agreement (the “Agreement”) with Huameng Engineering Ltd. (“Huameng”). Pursuant to the Agreement, the Company will purchase 51.12% of the equity interests in Huameng for RMB20,176 (USD2,500). Huameng provides technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.