Form 10-Q
period 2006-03-31
Comtech Group Inc
filed 2006-05-15
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Large accelerated filer  ☐                         Accelerated filler  ☐                          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 31,991,213 shares of the Registrant’s Common Stock issued and outstanding on May 12, 2006.

Comtech Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

As of March 31, 2006 and December 31, 2005

	Mar 31, 2006 US$’000	Mar 31, 2006 RMB’000	Dec 31, 2005 RMB’000
Assets
Current assets:
Cash	23,336	187,073	177,098
Pledged bank deposits	5,070	40,645	40,692
Trade accounts receivable, net of allowance for doubtful accounts	37,320	299,186	267,543
Bills receivable	6,642	53,249	54,905
Other receivables	2,386	19,126	9,657
Amount due from minority shareholders	63	507	468
Inventories	10,714	85,889	110,763

Total current assets	85,531	685,675	661,126

Property and equipment, net	1,140	9,143	6,904
Other assets	113	905	905

Total Assets	86,784	695,723	668,935

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	9,239	74,068	104,308
Amount due to related parties	227	1,816	1,816
Bank borrowings	5,481	43,942	35,779
Income taxes payable	529	4,238	2,524
Accrued expenses and other liabilities	1,643	13,175	9,350

Total current liabilities	17,119	137,239	153,777

Minority interests	1,781	14,283	8,599

Shareholders’ equity
Common stock	330	2,643	2,602
Additional paid-in capital	46,420	372,139	358,775
Retained earnings	22,309	178,840	152,615
Accumulated other comprehensive loss	(1,175)	(9,421)	(7,433)

Total stockholders’ equity	67,884	544,201	506,559

Total liabilities and stockholders’ equity	86,784	695,723	668,935

See notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three months ended March 31, 2006 and 2005

	Q1 2006 US$’000	Q1 2006 RMB’000	Q1 2005 RMB’000
Net revenue	33,895	271,727	172,001
Cost of revenues	(27,405)	(219,694)	(145,716)

Gross profit	6,490	52,033	26,285

Selling, general and administrative expenses	(1,417)	(11,357)	(6,607)
Research and development expenses	(886)	(7,102)	(1,287)
Other operating income	5	40	—

Income from operations	4,192	33,614	18,391
Interest expense	(51)	(412)	(393)
Interest income	260	2,084	29

Income before income tax	4,401	35,286	18,027
Income tax	(453)	(3,633)	(1,487)

Income before minority interests	3,948	31,653	16,540
Minority interests	(677)	(5,428)	(729)

Net income	3,271	26,225	15,811

Earnings per share
- Basic	0.10	0.83	0.62

- Diluted	0.10	0.79	0.59

Weighted average number of shares outstanding
- Basic	31,668,368	31,668,368	25,381,853

- Diluted	33,262,247	33,262,247	26,871,865

See notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005

	Q1 2006 US$’000	Q1 2006 RMB’000	Q1 2005 RMB’000
Cash flows from operating activities:
Net income	3,271	26,225	15,811
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation expense	73	587	180
Minority interest	677	5,428	729
Stock based compensation cost	299	2,399	31
Changes in operating assets and liabilities:
Trade accounts receivable	(3,228)	(25,873)	(32,543)
Bills receivable	207	1,656	41,229
Inventories	3,082	24,709	(17,114)
Other receivables	(1,161)	(9,311)	(1,676)
Amount due from minority shareholders	(5)	(39)	—
Trade accounts payable	(3,772)	(30,238)	17,307
Amount due to related parties	—	—	(600)
Accrued expenses and other liabilities	(212)	(1,703)	(2,449)
Income tax payable	218	1,744	1,370

Cash (used in)/provided by operating activities	(551)	(4,416)	22,275

Cash flows from investing activities:
Purchases of property and equipment	(297)	(2,378)	(330)
Release of pledged bank deposits	6	47	—
Acquisition of subsidiary, net of cash acquired	(230)	(1,847)	—

Cash used in investing activities	(521)	(4,178)	(330)

Cash flows from financing activities:
Transaction cost from issue of shares	—	—	(1,147)
Proceeds from exercise of stock options and warrants	1,434	11,492	—
Proceeds from/(repayment of) bank borrowings	1,055	8,458	(19,471)

Cash provided by/(used in) financing activities	2,489	19,950	(20,618)

Effect of exchange rate on cash	(172)	(1,381)	—

Net increase in cash and cash equivalents	1,245	9,975	1,327
Cash at beginning of the period	22,091	177,098	41,444

Cash at end of the period	23,336	187,073	42,771

See notes to condensed consolidated financial statements.

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the “Parent” or the “Registrant”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Registrant’s audited consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 28, 2006. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in the 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the March 31, 2006 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the closing rate in New York City on March 31, 2006 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of USD 1.00 = RMB 8.0167. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any other certain rate on March 31, 2006, or at any other certain date.

The value of the RMB is subject to changes in the PRC’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced in July 2005 that it will no longer peg its currency exclusively to the USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of RMB as compared to USD.

Note 2 - Organization And Nature Of Business

The Company provides over 500 customized module design solutions and product lines integrating components from many suppliers to various manufacturers in the mobile handset and telecommunications equipment industries in the PRC and other overseas countries.

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

Acquisitions and Newly Formed Subsidiaries

On January 11, 2006, we entered into an agreement to invest in 51.12% of Huameng Engineering Services Ltd. (“Huameng BVI”), a British Virgin Islands investment holding company, for a cash consideration of RMB44 thousand ($5 thousand). In connection with our investment in Huameng BVI, Huameng BVI subsequently acquired 100% in Huameng Software (Shenzhen) Co, Ltd. (“Huameng PRC”), a PRC company, for RMB6,769 thousand ($844 thousand) payable in cash. Huameng PRC is engaged in the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

The table below summarizes the preliminary purchase price allocation of the aggregate assets acquired and liabilities assumed in connection with the acquisition of Huameng PRC that was consummated during the three months ended March 31, 2006.

RMB’000
Cash and cash equivalents	$206
Other current assets	6,983
Property, plant and equipment	409

Total assets acquired	7,598

Current liabilities	829

Net assets acquired	$6,769

Note 3 - Summary Of Principal Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Revenue recognition

Sales of components

Sales of components for telecommunication system equipment, mobile handset, network protection devices and data storage are recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and collection of the related receivable is probable, which is generally at the time of shipment.

Sales of services

Provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services are recognized as revenue when the services are rendered.

Revenue is recorded net of value added tax incurred. Such value added taxes amounted to RMB14,822 thousand ($1,849 thousand) and RMB21,594 thousand, for the quarter ended March 31, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation cost arising from subsequent modifications of awards after the grant date must be recognized. We adopted this Statement with effect from January 1, 2006 under the modified prospective method of application (see note 5). Under that method, we recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date.

In December 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expenses, freight, handling costs and spoilage should be expensed as incurred and not included in inventory cost as a component of overhead. Further, SFAS No. 151 requires that the allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 had no significant impact on our financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 143”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for us for all accounting changes and any error corrections occurring after January 1, 2006. The Company did not have any changes in accounting principle other than the adoption of SFAS No. 123R discussed above, which has its own adoption transition provision and is therefore not in the scope of SFAS No. 154. As a result, the adoption of SFAS No. 154 does not have a material impact on our financial position or results of operations. The impact on the consolidated financial statements will depend on new pronouncements that are subsequently issued.

Note 4 - Financing Arrangements

Certain of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on the consolidated balance sheets. We, in certain circumstances, have arranged to transfer with recourse certain of our bills receivable to our bank. Under this discounting arrangement, the bank pays in advance a discounted amount to us and collects the amounts owed from the customers’ banks on the due date. The discount typically ranges between 0.6% to 0.9% of the balance transferred, which is recorded as interest expense. As of March 31, 2006 and 2005, we had discounted bills receivable amounting to approximately RMB4,829 thousand ($602 thousand) and RMB10,878 thousand, respectively.

Note 5 - Stock-Based Compensation

In 1995, the Parent Board of Directors adopted, and the stockholders approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), pursuant to which 5 thousand options would be granted annually to each non-employee director of Parent for each full fiscal year of service on the Board. As part of the share exchange transaction with Parent in July 2004, the Company assumed fully vested options under the Directors’ Plan to purchase 115 thousand shares of the Company’s common stock. In addition to the options under the Directors’ Plan, the Company also assumed 925,417 fully exercisable common stock warrants. Each warrant represents the right to receive 1 share of the Company’s common stock. The Directors’ Plan expired on December 31, 2005 while the options exercisable under the Directors’ Plan will terminate on July 1 2009. The Company does not intend to issue any additional options under the Directors’ Plan.

On August 3, 2004, the Board of Directors adopted the Comtech Group, Inc. 2004 Stock Incentive Plan (the “Incentive Plan”) pursuant to which 2,500 thousand shares of common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. As at March 31, 2006, 142 thousand shares (December 31, 2005: 142 thousand shares) of common stock are remaining available for future issuance under the Incentive Plan. The purpose of the Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of the Company’s common stock. The Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the Incentive Plan is early terminated by the Board. Options granted under the Incentive Plan are either incentive stock options (i.e. options that afford favorable tax treatment to recipients upon compliance with certain restriction pursuant to Section 422 of the Internal Revenue Code and that do not result in tax deductions to participants unless they fail to comply with Section 422 of the Internal Revenue Code) or options that do no so qualify.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No.123R supersedes our previous accounting under Accounting Principles Board Opinion No.25, Accounting for Stock issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Under APB 25, we accounted for stock options under the intrinsic value method. Accordingly, we did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. We previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 23, Accounting for Stock Based Compensation (“SFAS No. 123”).

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day our fiscal year 2006.

The following table presents details of stock-based compensation expense by functional line item:

	Q1 2006 US$’000	Q1 2006 RMB’000
Selling, general and administrative expenses	179	1,439
Research and development expenses	120	960

Stock-based compensation expense related to employee stock options and employee stock purchases included in operating earnings	299	2,399
Tax benefit	—	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	299	2,399
Decrease in Basic earnings per share	0.01	0.07
Decrease in Diluted earnings per share	0.01	0.08

The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS No. 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Under SFAS No. 123R, we recognized RMB2,151 thousand ($268 thousand) of compensation expense related to stock options in the three months ended March 31, 2006. No options were granted in the three months March 31, 2006.

Stock options activity for the three months ended March 31, 2006 was as follows:

	Shares subject to Options (in thousands)	Wtd. Avg. exercise price	Wtd. Avg. contractual life (in yrs)	Aggregate Intrinic Value (in thousands)
Options outstanding at January 1, 2006	2,473	$3.91	10	5,688
Options granted	—	—		—
Options exercised	(396)	3.61		2,392
Options terminated, cancelled or expired	(107)	3.74		264
Options outstanding at March 31, 2006	1,970	3.97	10	11,861
Options exercisable at March 31, 2006	923	3.93	10	3,370

At March 31, 2006, 142 thousand shares were available for future grants under the terms of these plans.

At March 31, 2006, we had approximately RMB15,829 thousand ($1,974 thousand) of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of approximately 1.8 years. Cash received from stock option exercises was approximately RMB11,492 thousand ($1,434 thousand) during the three months ended March 31, 2006.

In addition to the options, warrants were also granted. Each warrant represents the right to receive 1 share of our common stock. Stock warrants activity for the three months ended March 31, 2006 was as follows:

	Shares subject to Warrants (in thousands)	Wtd. Avg. exercise price	Wtd. Avg. contractual life (in yrs)	Aggregate Intrinic Value (in thousands)
Warrants outstanding at January 1, 2006	942	$2.72	10	3,288
Warrants granted	—	—		—
Warrants exercised	(138)	2.73		1,023
Warrants terminated, cancelled or expired	—	—		—
Warrants outstanding at March 31, 2006	804	2.72	10	5,855
Warrants exercisable at March 31, 2006	804	2.72	10	5,855

Restricted stock (“RS”) consists of shares of our common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. Upon the occurrence of a change in control, the restrictions on all shares of RS outstanding on the date on which the change in control occurs will lapse.

A summary of changes in RS balance during the quarter ended March 31, 2006 is presented below:

	RS (in thousands)	Wtd. Avg. Grant Date Fair value	Aggregate Intrinic Value (in thousands)
RS balance at January 1, 2006	—	—	—
Granted	58	$9.14
Vested	(3)	9.14
Terminated, cancelled or expired	—	—
RS balance at March 31, 2006	55	9.14	47

At March 31, 2006, we had approximately RMB3,965 thousand ($495 thousand) of total unrecognized compensation expense related to RS grants that will be recognized over the weighted average period of 1.2 years. We recognized RMB248 thousand ($31 thousand) of expense related to RS during the quarter ended March 31, 2006.

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three months ended March 31, 2005:

		RMB’000 (except per share numbers)
Net income, as reported		15,811
Less: Stock based compensation costs under fair value based method for all awards		(2,369)
Net income, pro forma		13,442
Earnings per share – basic	As reported	0.62
	Pro forma	0.53
Earnings per share – diluted	As reported	0.59
	Pro forma	0.50

The weighted average fair value of options granted for our common stock in the three month period ended March 31, 2005 were RMB13.41 per share respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Q1 2005
Risk-free interest rate	4.78% to 4.99%
Expected life in years	5.25 to 6.50 years
Expected volatility	36% to 37%
Expected dividend yield	—

We used a blended volatility rate using a combination of historical stock price volatility and market implied volatility in accordance with SFAS No. 123 for purposes of its pro forma information. The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. These expected life assumptions are established through the review of annual historical employee exercise behavior of option grants with similar vesting periods. Prior to 2006, the Company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. In applying SFAS No. 123R, we estimated that the forfeiture rate approximated zero percent as there were no history of significant forfeiture and we expect our future forfeiture to be minimal. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

	Three month period ended March 31, 2006	Three month period ended March 31, 2005

Weighted average number of shares outstanding – basic	31,668,368	25,381,853

Dilutive effect of stock options and warrants	1,593,879	1,490,012

Weighted average number of shares outstanding – diluted	33,262,247	26,871,865

Note 7: Operating Segment Information

As part of our strategy to expand our business from providing customized design solutions and selling components to a more comprehensive organization providing engineering services and business services to our existing customer base, we acquired Huameng PRC in January, 2006 (see note 2). Huameng PRC, is an emerging provider of technology, engineering and business services to established telecommunication equipment vendors in the PRC.

Apart from the previously reported Component Solutions as a reportable operating segment, Engineering Services became a second reportable operating segment in the three month period ended March 31, 2006 due to the acquisition of Huameng PRC.

Component Solutions operating segment products include the sale of mobile handset components, telecommunication system equipment, consumer electronics and other components (such as network protection devices and data storage components). Engineering Services operating segment include the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services. There is no inter-segment revenue during the periods reported.

Segment information is summarized as follows:

	Q1 2006 RMB’000	Q1 2005 RMB’000
Net revenue
Component Solutions
Mobile handset	120,022	102,419
Telecommunications equipment	95,184	61,705
Consumer electronics and others	48,616	7,877

	263,822	172,001
Engineering Services	7,905	—

Total net revenue	271,727	172,001

Income from operations
Component Solutions	30,306	18,391
Engineering Services	3,308	—

Total income from operations	33,614	18,391

	March 31, 2006 RMB’000	December 31, 2005 RMB’000
Total assets
Component Solutions	653,120	668,935
Engineering Services	42,603	—

	695,723	668,935

Note 8: Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Q1 2006 RMB’000	Q1 2005 RMB’000
Net income	26,225	15,811
Other comprehensive loss
Foreign currency translation	(1,988)	—

Comprehensive income	24,237	15,811

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital consumer electronic and storage solution products; expectations for the domestic wireless handset, telecommunications equipment, consumer electronic and storage solution end-markets in the PRC; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC’s wireless handset, telecommunications equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects”, “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Overview

We operate primarily in two distinct business segments: (i) providing customized module design solutions in the PRC (“Component Solutions”) and (ii) providing technology and engineering services, business process outsourcing, network system integration and related training and maintenance services (“Engineering Services”). We historically have focused our Component Solutions business on the mobile handset and telecommunications equipment end-markets, but have recently expanded our market scope to include the consumer electronics end-market. We work closely with leading manufacturers in these end-markets to develop solutions to meet their needs for customized module designs. Our customized module design solutions allow our customers to use enabling technology components from established technology component suppliers in a timely and cost-effective manner, reducing their time-to-market and lowering their overall costs. Over the last three years, we have worked with over 200 customers, including a majority of the largest and best-known manufacturers in the mobile handset and telecommunications equipment end-markets in the PRC. In addition to these original equipment manufacturers (OEMs), our other customers include industry participants which support these OEMs, such as subsystem designers and manufacturers. In developing customized module design solutions for use in our customers’ products, we work closely with over 30 suppliers of enabling technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita. On January 11, 2006, our wholly owned subsidiary Comtech Cayman acquired a 51.12% interest in Huameng Engineering Services Co. Ltd., which in turn subsequently acquired Shenzhen Huameng Software Co. Ltd. (“Huameng PRC”). As a result of this acquisition, we have entered and expect to expand our Engineering Services business in the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

Principal Factors Affecting Our Results Of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix.    Our net revenue and gross profit are affected by our product mix. Over the last two years, consumer electronics module related sales, which have higher profit margins than our mobile handset and telecom equipment modules related sales, have increasingly constituted a significantly greater portion of our total net revenue. Starting from the first quarter of 2006 after the acquisition of Huameng PRC, total net revenue will be expected to continuously grow and total gross margin will be expected to increase.

Growth in end-market industries.    The rapid growth of the domestic mobile handset, telecommunications equipment and consumer electronics products end-markets have been important drivers of growth of the PRC’s electronics manufacturing industries. Specific business areas that we expect to continue growing are data communications, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment segments; the optical transmission systems; and the line telecommunications network. The growth in these markets have driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset and telecommunications equipment products would materially affect our results of operations.

Increase in exports.    We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled the PRC’s domestic mobile handset and telecommunications equipment manufacturers to be competitive in the global marketplace. As an example, Huawei has become a major supplier of telecommunications equipment to international customers, while ZTE, a major manufacturer of mobile handset and telecommunications equipment in the PRC, as well as other telecommunications equipment and mobile handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our mobile handset clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base.    We recently began targeting the consumer electronics end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. We anticipate that sales related to the consumer electronics end-market that we recently entered will initially have higher profit margins than our mobile handset and telecommunications equipment modules related sales, though such higher margins may decline over time as the industry matures. Our success in the consumer electronics end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property and technological capabilities, to meet the needs of our customers that have expanded into or are expected to expand into the consumer electronics end-market.

Demand for engineering services.    We have begun providing engineering services to our customers and generating recurring engineering service revenue. Many of our existing customers have been outsourcing engineering functions, we expect to build and expand our engineering services platform to capitalize on this potential market, both in technical areas such as wireless business services and geographic regions such as southeast Asia countries to accommodate this growth.

Net Revenue

Component Solutions

We provide module design solutions to our customers free of charge and generate revenue when our customers purchase from us certain specific components required in our module designs. Our net revenue is revenue net of a 17% value-added tax, or VAT.

Over the last three years, we have worked with over 200 customers. In addition to many of the largest China-based manufacturers of mobile handsets, telecommunications equipment and consumer electronics products, our customers include industry participants supporting these OEMs, such as subsystem designers and manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market.

Engineering Services

We provide technology and engineering services, business process outsourcing, network system integration and related training and maintenance services to our customers and generate revenue when our services are rendered and acknowledged by our customers.

Cost Of Revenue

Component Solutions

Cost of revenue for sales of component solutions primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific enabling technology components purchased from key and other suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (DTV), JDS Uniphase (optoelectronic components), M-Systems (Flash memory, DiskOnChip), Matsushita (switches), NAIS (connectors, Relay) and Sambu (speakers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

Engineering Services

Cost of revenue for the provision of engineering services primarily comprises of direct staff costs and other direct related costs for training.

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

Research and development expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of March 31, 2006, we had over 300 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecommunications equipment and consumer electronics industries. Research and development expenses were significantly higher in the first quarter of 2006 than they were in the same period of 2005, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets such as consumer electronics.

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

Our subsidiaries that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes in those jurisdictions.

The usual statutory tax rate applicable to PRC companies is 33%, while the statutory tax rate applicable to PRC companies in the Shenzhen Special Economic Zone in China is 15%. Since three of our PRC operating companies, Shenzhen Comtech, Comtech Communication and Comtech Software, are established in the Shenzhen Special Economic Zone and have agreed to operate for a minimum of ten years in China, Shenzhen Comtech was and Comtech Communication and Comtech Software have been and will continue to be, entitled to preferential income tax treatment under PRC law as follows:

•	Shenzhen Comtech enjoyed a preferential tax rate of 7.5% in 2002, 2003 and 2004 and is subject to a tax rate of 15% from 2005 onwards;

•	Comtech Communication operated under a zero-tax exemption in 2003 and 2004, and will be subject to a three-year preferential tax rate of 7.5% in 2005, 2006 and 2007; and

•	Comtech Software has been operating under a zero-tax exemption in 2005 and 2006, and will be subject to a three-year preferential tax rate of 7.5% in 2007, 2008 and 2009.

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

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate for the first quarter of 2006 was 10.3% whereas that for the same period of 2005 was 8.2%. Our increase in the effective tax rate was mostly due to the passage of the preferential income tax period for Shenzhen Comtech and Comtech Communication, and the profit derived from other non-PRC operating subsidiaries where the statutory tax rates are higher.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Overview

We have two reportable operating segments: Component Solutions, for which we provide customized module design solutions in the PRC focusing primarily on the mobile handset, telecommunications equipment and consumer electronics end-markets, and Engineering Services for which we provide technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Engineering Services segment for the three months ended March 31:

	2006 RMB’000	2005 RMB’000
Component Solutions
Net revenue	263,822	172,001
Income from operations	30,306	18,391
Engineering Services
Net revenue	7,905	—
Income from operations	3,308	—
Total
Net revenue	271,727	172,001
Income from operations	33,614	18,391

Total net revenue increased RMB99,726 thousand, or 58.0% in the first quarter of 2006 when compared to the first quarter of 2005. The increase was mainly contributed by an increase in Component Solutions sales by approximately RMB92 million. Total income from operations increased RMB15,223 thousand, or 82.8% in the first quarter of 2006 when compared to the first quarter of 2005. The increase was mainly due to higher net revenues and gross margins from all business markets, and partly offset by increases in operating expenses.

Gross margin

Overall gross margin amount was RMB52,033 thousand in the first quarter 2006, an increase of RMB25,748 thousand, or 98% when compared to RMB26,285 thousand in the first quarter of 2005. Overall gross margin percentage was 19.1% in the first quarter of 2006, as compared to 15.3% in the first quarter of 2005. The increase in both gross margin amount and percentage is primarily attributed to a change in product mix. Consumer electronics components sales have a higher average margin (20% to 30%) than the mobile handset and telecommunications sales. In addition, the provision for the new engineering services in the first quarter of 2006, in which its gross margin approximated 48%, also contributed to the increase in overall gross margin.

Component Solutions

Net revenue and income from operations for Component Solutions for the quarters ended March 31, 2006 and 2005 were as follows:

	2006 RMB’000	2005 RMB’000
Component Solutions:
Mobile handset	120,022	102,419
Telecommunications equipment	95,184	61,705
Consumer electronics and others	48,616	7,877

Net revenue	263,822	172,001
Income from operations	30,306	18,391

Component Solutions net revenue increased RMB91,821 thousand, or 53.4% in the first quarter of 2006 when compared to the first quarter of 2005. The increase was primarily due to the higher revenue from the sales of consumer electronics components, which increased more than RMB40 million, as well as the continued growth in the sales of both mobile handset and telecommunications equipment components, which increased revenue by RMB17.6 million and RMB33.5 million respectively

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types in the first quarter of 2006 when compared to the first quarter of 2005. The increase in consumer electronics and other components sales was due to more variety of products introduced since the latter half of 2005, such as digital TV products.

Component Solutions income from operations increased RMB11,915 thousand, or 64.8% in the first quarter of 2006 when compared to the first quarter of 2005. The increase was mainly attributed to a significant increase in net revenue from all products in the Component Solutions segment, and the higher gross margin of Component Solutions products. This increase in income from operations was partly offset by an increase in operating expenses, which resulted from an increase in cost for higher sales volumes, and for additional offices and employees.

Engineering Services

Net revenue and income from operations for Engineering Services for the quarters ended March 31, 2006 and 2005 were as follows:

	2006 RMB’000	2005 RMB’000
Net revenue	7,905	—
Income from operations	3,308	—

Engineering Services net revenue and income from operations were derived from the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services after the acquisition of the Huameng PRC in January 2006.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB18,459 thousand were RMB10,565 thousand or 133.8% higher than those of the same period last year. The details of the expenses for the three month period ended March 31 are as follows:

	2006 RMB’000	2005 RMB’000
Selling expenses	6,339	1,964
R&D expenses	7,102	1,287
General and administrative expenses	5,018	4,643

	18,459	7,894

The increase in the selling expenses by RMB4,375 thousand or approximately 222.8% was mainly attributed to an increase in sales staff costs of RMB1,051 thousand, additional costs of RMB408 thousand associated with product logistics and transportation, additional bad debt provision of approximately RMB1,200 thousand, and an increase in other indirect selling expenses by approximately RMB1,700 thousand.

Research and development expenses increased by RMB5,815 thousand or approximately 451.8%. The increase was primarily attributable to a significant increase in research and development personnel and engineers, in which the related staff costs were increased by RMB3,381 thousand, an increase in research and development facilities and related costs of RMB993 thousand, and expenditures of approximately RMB1,400 thousand related to research for potential markets.

The increase in general and administrative expenses of RMB375 thousand or approximately 8.1% was mainly attributable to an increase in group professional fees and corporate administrative expenses by RMB2,052 thousand and partly offset by a net exchange gain of approximately RMB1,676 thousand as a result of RMB appreciation against other currencies.

Interest expense

Interest expense in the first quarter of 2006 amounted to RMB412 thousand as compared to RMB393 thousand in the same period of 2005. The slight increase in interest expense was attributable to the increase in the average balance of bank borrowings. The average interest rate applicable to the bank borrowings for the both quarters ended March 31, 2006 and 2005 was approximately 5%.

Interest income

Interest income in the first quarter of 2006 amounted to RMB2,084 thousand, compared to RMB29 thousand in the same period of 2005. The significant increase was attributed to higher average deposit balances resulting from the proceeds received in the public offering in July 2005 and net cash inflows generated from operations during the period.

Income tax

The effective tax rate for the three months ended March 31, 2006 was 10.3% compared to 8.2% for the comparable period in 2005. The increase in the effective tax rate is mostly due to the expiration of the preferential tax period for two of our subsidiaries, Shenzhen Comtech and Comtech Communication, and the profit generated from other non-PRC operating subsidiaries where the statutory tax rates are higher.

Net income

As a result of the above items, net income for the quarter ended March 31, 2006 was RMB26,225 thousand compared to a net income of RMB15,811 thousand in the corresponding period of 2005. Included in the first quarter 2006 net income was an amount of RMB2,399 thousand ($299 thousand) for share-based compensation cost as a result of the adoption of SFAS 123R, effective January 1, 2006.

Earnings per share

We reported basic per share earnings of RMB0.83 for the first quarter of 2006 based on 31,668,368 outstanding weighted average shares and diluted per share earnings of RMB0.79 based on 33,262,247 outstanding weighted average shares and potential common stock equivalents, compared to basic per share earnings of RMB0.62 for the same period of 2005, based on 25,381,853 outstanding weighted average shares, and diluted per share earnings of RMB0.59 based on 26,871,865 outstanding weighted average shares and potential common stock equivalents.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital is needed to fund this time difference.

As at March 31, 2006, we had no material commitments for capital expenditures.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, and available borrowings under bank lines of credit and factoring facilities. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our existing cash position, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of March 31, 2006, we had working capital of RMB548,436 thousand as compared with working capital of RMB507,349 thousand at December 31, 2005.

Cash used in operating activities of RMB4,416 thousand for the three months ended March 31, 2006 compared to cash provided of RMB22,275 thousand in the corresponding period of 2005. Cash used in operating activities as compared to prior year is primarily due to an increase in trade accounts receivable of RMB25,873 thousand and a decrease in trade accounts payable of RMB30,238 thousand. Trade accounts receivable increased due to a higher proportion of sales occurring at the end of the first quarter of 2006. Trade accounts payable decreased due to the timing of supplier payments. Cash used in operating activities was partly off-set by net income of RMB26,225 thousand and a decrease in inventory of RMB24,709 thousand which was due to tight purchasing control. Cash used in investing activities of RMB4,178 thousand during the first quarter of 2006 was mainly for purchases of fixed assets of RMB2,378 thousand and acquisition of subsidiary, net of cash acquired, of RMB1,847 thousand.

Net cash provided by financing activities was RMB19,950 thousand during the first quarter of 2006. The financing net cash inflows were mainly contributed by net proceeds for exercises of stock options of approximately RMB11,492 thousand and proceeds of net bank borrowings of RMB8,458 thousand.

Indebtedness

On October 7, 2005, Comtech Hong Kong entered into a RMB40,084 thousand ($5,000 thousand) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”), and a RMB72,150 thousand ($9,000 thousand) U.S. dollar denominated facility with Bank of China (“BOC”). Both of the SCB and BOC facilities are guaranteed by Comtech Group, Inc. Apart from cash generated from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

As of the date of this filing, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount of $2,000,000, and bears interest ranging from HIBOR +1.5% to USD Prime per annum, depending on the different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party. Interest on this facility accrues until payment is demanded by SCB.

As of the date of this filing, the outstanding loan balance under the BOC facility was RMB39,113 thousand ($4,879 thousand), leaving RMB33,037 thousand ($4,121 thousand) in availability. This facility is secured by funds on deposit in an amount of $3,000,000, and bears interest from LIBOR plus 2% to 2.25% per annum, depending on the different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC.

Bills receivable. Some of our customers enter into arrangements with their respective banks for the purpose of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.9% of the balance transferred, which is recorded as interest expense. As of March 31, 2006, we had discounted bills receivable amounting to approximately RMB4,829 thousand ($602 thousand).

Future liquidity needs

As of March 31, 2006, the Company had approximately RMB187,073 thousand ($23,336) in cash and cash equivalents. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

Revenue recognition.    Revenue, net of VAT, from sales related to our customized module design solutions are recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and collection of the related receivable is probable, which is generally at the time of shipment. Provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services are recognized as revenue when the services are rendered.

Allowance for doubtful accounts.    We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of March 31, 2006, our accounts receivable balance was RMB299,186 thousand ($37,320 thousand), net of a RMB8,695 thousand ($1,085 thousand) allowance for doubtful accounts. As our business grows, we expect our accounts receivable balances to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The functional currency of our major operating entities is the Renminbi (RMB). Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The principal regulation governing foreign currency exchange in the PRC is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, RMB is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside the PRC, unless the prior approval of the State Administration of Foreign Exchange of the PRC is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. Currently, our PRC subsidiaries, Comtech Communication and Comtech Software, may purchase foreign exchange for settlement of current account transactions in accordance with certain procedural requirements under PRC law. A portion of our net revenue will need to be converted into other currencies to meet our foreign currency obligations, which primarily include debt service on foreign currency-denominated debt and purchases of imported components.

The value of the RMB is subject to changes in the PRC’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but in July 2005 the PRC government announced that it will no longer peg its currency exclusively to the USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of RMB as compared to USD. As of March 31, 2006, the exchange rate is RMB8.0167 to $1.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of RMB. Our solutions are primarily procured, sold and delivered in the PRC for RMB. The majority of our net revenue is denominated in RMB.

Any devaluation of the RMB against the USD would consequently have an adverse effect on our financial performance and asset values when measured in terms of USD. On the other hand, the appreciation of the RMB could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, from time to time we may have USD denominated borrowings, and therefore a decoupling of the RMB many affect our financial performance in the future.

In the past, we have experienced minimal foreign exchange gain and losses to date due to the relative stability of the RMB. We had a comprehensive loss of RMB1,988 thousand ($248 thousand) due to foreign exchange translation during the quarter ended March 31, 2006. We do not know what further effect the decoupling of the RMB from the USD will have on our financial statements and results of operations. We do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuations.

Interest rate risk

We are exposed to interest rate risk arising from having short-term variable rate borrowings from time to time. Our future interest expense would fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB43,942 thousand ($5,481 thousand) as of March 31, 2006. Based on a variable rate of return, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB439 thousand ($55 thousand). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rates.

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in Consumer Price Index in the PRC was 1.2%, 3.9% and 1.8% in 2003, 2004 and 2005, respectively.

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

Item 4. CONTROLS AND PROCEDURES

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

We have only recently begun assessing our readiness for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Given the status of our efforts, substantial uncertainty exists regarding our ability to comply with the regulations by applicable deadlines. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends, as required by Section 404 of the Sarbanes-Oxley Act, we could experience delays in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

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

Item 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(b) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH GROUP, INC.

May 15, 2006	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chief Executive Officer and President

May 15, 2006	By:	/s/ Hope Ni
Hope Ni
Chief Financial Officer