Form 10-Q
period 2006-06-30
Comtech Group Inc
filed 2006-08-14
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

There were 32,378,771 shares of the Registrant’s Common Stock issued and outstanding on August 11, 2006.

Comtech Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

As of June 30, 2006 and December 31, 2005

	Jun 30, 2006	Jun 30, 2006	Dec 31, 2005
	$’000	RMB’000	RMB’000
Assets
Current assets:
Cash	20,258	161,950	177,098
Pledged bank deposits	5,111	40,855	40,692
Trade accounts receivable, net of allowance of doubtful accounts	44,841	358,471	267,543
Bills receivable	11,198	89,523	54,905
Other receivables	2,545	20,349	9,657
Amount due from a minority shareholder	—	—	468
Inventories	13,576	108,530	110,763

Total current assets	97,529	779,678	661,126

Property, plant and equipment, net	1,456	11,640	6,904
Other assets	113	905	905

Total Assets	99,098	792,223	668,935

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	17,041	136,232	104,308
Amount due to related parties	227	1,816	1,816
Bank borrowings	3,638	29,082	35,779
Income taxes payable	710	5,677	2,524
Accrued expenses and other liabilities	2,266	18,122	9,350

Total current liabilities	23,882	190,929	153,777

Minority interests	2,010	16,067	8,599

Stockholders’ equity
Common stock	335	2,677	2,602
Additional paid-in capital	48,179	385,161	358,775
Retained earnings	25,971	207,616	152,615
Accumulated other comprehensive loss	(1,279)	(10,227)	(7,433)

Total stockholders’ equity	73,206	585,227	506,559

Total liabilities and stockholders’ equity	99,098	792,223	668,935

See notes to unaudited condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three months ended June 30, 2006 and 2005

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	$’000	RMB’000	RMB’000
Revenues	41,588	332,470	207,797
Cost of revenues	(33,901)	(271,019)	(171,125)

Gross profit	7,687	61,451	36,672
Selling, general and administrative expenses	(2,468)	(19,731)	(9,387)
Research and development expenses	(1,213)	(9,698)	(2,861)
Other net operating expenses	(7)	(53)	—

Income from operations	3,999	31,969	24,424
Interest expense	(87)	(695)	(555)
Interest income	199	1,590	74

Income before income tax	4,111	32,864	23,943
Income tax	(282)	(2,258)	(1,777)

Income before minority interests	3,829	30,606	22,166
Minority interests	(229)	(1,830)	(961)

Net income	3,600	28,776	21,205

	$	RMB	RMB
Earnings per share
- Basic	0.11	0.90	0.83

- Diluted	0.11	0.85	0.79

- Basic	32,109,704	32,109,704	25,532,898

- Diluted	33,805,656	33,805,656	26,793,683

See notes to unaudited condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Six months ended June 30, 2006 and 2005

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	$’000	RMB’000	RMB’000
Revenues	75,578	604,197	379,798
Cost of revenues	(61,383)	(490,713)	(316,841)

Gross profit	14,195	113,484	62,957
Selling, general and administrative expenses	(3,889)	(31,088)	(15,994)
Research and development expenses	(2,101)	(16,800)	(4,148)
Other net operating expenses	(2)	(13)	—

Income from operations	8,203	65,583	42,815
Interest expense	(138)	(1,107)	(948)
Interest income	460	3,674	103

Income before income tax	8,525	68,150	41,970
Income tax	(737)	(5,891)	(3,264)

Income before minority interests	7,788	62,259	38,706
Minority interests	(908)	(7,258)	(1,690)

Net income	6,880	55,001	37,016

	$	RMB	RMB
Earnings per share
- Basic	0.22	1.72	1.45

- Diluted	0.21	1.64	1.38

- Basic	31,889,076	31,889,076	25,457,793

- Diluted	33,474,719	33,474,719	26,836,779

See notes to unaudited condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	$’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	6,880	55,001	37,016
Adjustment to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation expense	133	1,066	390
Loss on disposal of fixed assets	12	99	—
Minority interest	960	7,675	1,690
Stock based compensation cost	688	5,503	247
Changes in operating assets and liabilities:
Trade accounts receviable	(10,163)	(81,243)	(42,637)
Bills receivable	(4,330)	(34,618)	64,162
Inventories	322	2,574	(11,542)
Other receivables	(1,313)	(10,500)	(14,937)
Trade accounts payable	3,943	31,523	(2,616)
Amount due to other related party	—	—	(600)
Accrued expenses and other liabilities	557	4,451	6,307
Income tax payable	387	3,094	1,023

Cash (used in) /provided by operating activities	(1,924)	(15,375)	38,503

Cash flows from investing activities:
Purchases of property and equipment	(682)	(5,452)	(2,076)
Proceeds from sale of fixed assets	1	5	—
Bank deposits pledged	(20)	(163)	—
Acquisition of subsidiary net of cash required	(387)	(3,097)	—

Cash used in investing activities	(1,088)	(8,707)	(2,076)

Cash flows from financing activities:
Transaction cost from issuance of shares	—	—	(1,147)
Proceeds from exercise of stock options and warrants	2,189	17,503	—
Repayment of bank borrowings	(858)	(6,861)	(8,478)

Cash provided by/ (used in) financing activities	1,331	10,642	(9,625)

Effect of exchange rate on cash	(214)	(1,708)	0

Net (decrease) /increase in cash and cash equivalents	(1,895)	(15,148)	26,802

Cash at beginning of the period	22,153	177,098	41,444

Cash at end of the period	20,258	161,950	68,246

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the “Parent” or the “Registrant”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Registrant’s audited consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 28, 2006. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in the 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the June 30, 2006 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the closing rate in New York City on June 30, 2006 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of USD 1.00 = RMB 7.9943. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any other certain rate on June 30, 2006, or at any other certain date.

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

Acquisitions and Newly Formed Subsidiaries

On January 11, 2006, we entered into an agreement to invest in 51.12% of Huameng Engineering Services Ltd. (“Huameng BVI”), a British Virgin Islands investment holding company, for a cash consideration of RMB44 thousand ($5 thousand) which in turn acquired 100% in Shenzhen Huameng Software Co. Ltd. (“Huameng PRC”), a PRC company, for a cash contribution of RMB6,769 thousand ($847 thousand) payable in cash. Huameng PRC is engaged in the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

The table below summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in connection with the acquisition of Huameng PRC that was consummated during the six months ended June 30, 2006.

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

Revenue recognition

Sales of components

Sales of components for telecommunication system equipment, mobile handset, network protection devices and data storage are recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is probable, which is generally at the time of shipment.

Sales of services

Provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services are recognized as revenue when the services are rendered.

Revenue is recorded net of value added tax incurred. Value added taxes amounted to (i) RMB21,544 thousand ($2,695 thousand) and RMB12,223 thousand, for the three months ended June 30, 2006 and 2005, respectively, and (ii) RMB36,366 thousand ($4,549 thousand) and RMB33,817 thousand for the six months ended June 30, 2006 and 2005, respectively.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 143”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for us for all accounting changes and any error corrections occurring after January 1, 2006. The Company did not have any changes in accounting principle other than the adoption of SFAS No. 123R discussed above, which has its own adoption transition provision and is therefore not in the scope of SFAS No. 154. The impact of this statement on our consolidated financial statements will depend on new pronouncements that are subsequently issued.

Note 4 – Financing Arrangements

Certain of our customers enter into arrangements with their respective banks for purposes of settling their invoices with us. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on the consolidated balance sheets. We, in certain circumstances, have arranged to transfer with recourse certain of our bills receivable to our bank. Under this discounting arrangement, the bank pays in advance a discounted amount to us and collects the amounts owed from the customers’ banks on the due date. The discount typically ranges between 0.6% to 0.9% of the balance transferred, which is recorded as interest expense. As of June 30, 2006 and 2005, we had discounted bills receivable amounting to approximately RMB14,500 thousand ($1,814 thousand) and RMB7,808 thousand, respectively.

According to paragraph 9 of FAS No. 140, the transfer of bills receivable to the bank should be accounted for as a sale (i.e., the Group has surrendered control over the bills receivables) if and only if all of the following criteria are met:

•	The transferred bills receivables have been isolated from the Group (i.e., put presumptively beyond the reach of the Group and its creditors, even in bankruptcy or other receivership).

•	The bank has the right to pledge or exchange bills receivables (or beneficial interests) it received, and no condition both constrains the bank from taking advantage of its right to pledge or exchange and provides more than trivial benefit to the Group.

•	The Group does not maintain effective control over the transferred bills receivables through either (1) and agreement that both entitles and obligates the Group to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets.

To the extent that the above criteria are met, bills receivable are de-recognized.

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

On August 3, 2004, the Board of Directors adopted the Comtech Group, Inc. 2004 Stock Incentive Plan (the “Incentive Plan”) pursuant to which 2,500 thousand shares of common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. As at June 30, 2006, 142 thousand shares (December 31, 2005: 142 thousand shares) of common stock are remaining available for future issuance under the Incentive Plan. The purpose of the Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of the Company’s common stock. The Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the Incentive Plan is early terminated by the Board. Options granted under the Incentive Plan are either incentive stock options (i.e. options that afford favorable tax treatment to recipients upon compliance with certain restriction pursuant to Section 422 of the Internal Revenue Code and that do not result in tax deductions to participants unless they fail to comply with Section 422 of the Internal Revenue Code) or options that do not so qualify.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No.123R supersedes our previous accounting under Accounting Principles Board Opinion No.25, Accounting for Stock issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Under APB 25, we accounted for stock options under the intrinsic value method. Under the intrinsic method, we did not recognize expense related to employee stock options to the extent the exercise price of such options equaled the fair value of the underlying stock on the grant date. As permitted under the provisions of Statement of Financial Accounting Standards No. 23, Accounting for Stock Based Compensation (“SFAS No. 123”), we previously elected to continue to apply the intrinsic value method of accounting described above and disclosed the fair value of stock option grants.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of this accounting standard as of January 1, 2006.

The following table presents details of stock-based compensation expense by functional line item:

	Three Months Ended June 30 2006	Three Months Ended June 30 2006	Six Months Ended June 30 2006	Six Months Ended June 30 2006
	US$’000	RMB’000	US$’000	RMB’000
Selling, general and administrative expenses	268	2,146	448	3,586
Research and development expenses	120	957	240	1,917

Stock-based compensation expense related to employee stock options and employee stock grants included in operating earnings	388	3,103	688	5,503
Tax benefit	—	—	—	—

Stock-based compensation expense related to employee stock options and employee stock grants, net of tax	388	3,103	688	5,503
Decrease in Basic earnings per share	0.01	0.09	0.02	0.18
Decrease in Diluted earnings per share	0.01	0.09	0.02	0.17

Under SFAS No. 123R, we recognized RMB7,103 thousand ($388 thousand) and RMB11,392 thousand ($656 thousand) of compensation expense related to stock options in the three months and six months ended June 30, 2006, respectively. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. No options were granted in the three months and six months ended June 30, 2006.

Stock options activity for the six months ended June 30, 2006 was as follows:

	Shares subject to Options (in thousands)	Wtd. Avg. exercise price	Wtd. Avg. remaining contractual life (in yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2006	2,473	$3.91	9.0	5,688
Options granted	—	—		—
Options exercised	(416)	3.66		3,037
Options terminated, cancelled or expired	(107)	3.74		264
Options outstanding at June 30, 2006	1,950	3.97	8.5	13,962
Options exercisable at June 30, 2006	848	3.94	8.5	6,096

At June 30, 2006, 142 thousand shares were available for future grants under the terms of these plans.

At June 30, 2006, we had approximately RMB13,640 thousand ($1,706 thousand) of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of approximately 1.7 years. Cash received from stock option exercises was approximately RMB6,011 thousand ($752 thousand) and RMB17,503 thousand ($2,189 thousand) during the three months and six months ended June 30, 2006, respectively.

In addition to stock options, we also have outstanding warrants that were granted in previous years. Each warrant represents the right to receive 1 share of our common stock. Stock warrants activity for the six months ended June 30, 2006 was as follows:

	Shares subject to Warrants (in thousands)	Wtd. Avg. exercise price	Wtd. Avg. remaining contractual life (in yrs)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding at January 1, 2006	958	$2.72	8.6	3,343
Warrants granted	—	—		—
Warrants exercised	(557)	2.75		4,573
Warrants terminated, cancelled or expired	—	—		—
Warrants outstanding at June 30, 2006	401	2.68	8.1	3,388
Warrants exercisable at June 30, 2006	401	2.68	8.1	3,388

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

A summary of changes in RS balance during the quarter ended June 30, 2006 is presented below:

	RS (in thousands)	Wtd. Avg. Grant Date Fair value	Aggregate Intrinsic Value (in thousands)
RS balance at January 1, 2006	—	—	—
Granted	58	$9.14
Vested	(17)	9.14
Terminated, cancelled or expired	—	—
RS balance at June 30, 2006	41	9.14	82

At June 30, 2006, we had approximately RMB2,998 thousand ($375 thousand) of total unrecognized compensation expense related to RS grants that will be recognized over the weighted average period of 1.1 years. We recognized RMB959 thousand ($120 thousand) and RMB1,207 thousand ($151 thousand) of expense related to RS during the three months and six months ended June 30, 2006, respectively.

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the intrinsic value method provided by APB 25 in the three months and six months ended June 30, 2005, respectively:

	Three Months Ended June 30 RMB’000	Six Months Ended June 30 RMB’000
	(except per share numbers)	(except per share numbers)
Net income, as reported	21,205	37,016
Less: Stock based compensation costs under fair value based method for all awards	(2,636)	(5,005)
Net income, pro forma	18,569	32,011
Earnings per share – basic As reported	0.83	1.45
Pro forma	0.73	1.26
Earnings per share – diluted As reported	0.79	1.38
Pro forma	0.69	1.19

The weighted average fair value of options granted for our common stock in the three month and six month period ended June 30, 2005 were RMB14.30 per share respectively, using the Black-Scholes option-pricing model based on the following assumptions:

2005
Risk- free interest rate	4.69% to 4.99%
Expected life in years	5.25 to 6.50 years
Expected volatility	36% to 42%
Expected dividend yield	—

We used a blended volatility rate using a combination of historical stock price volatility and market implied volatility in accordance with SFAS No. 123 for purposes of the pro forma information. The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. These expected life assumptions are established through the review of annual historical employee exercise behavior of option grants with similar vesting periods. Prior to 2006, the Company used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. In applying SFAS No. 123R, we estimated that the forfeiture rate approximated zero percent as there were no history of significant forfeiture and we expect our future forfeiture to be minimal. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

	Three month period ended June 30, 2006	Three month period ended June 30, 2005	Six month period ended June 30, 2006	Six month period ended June 30, 2005
Weighted average number of shares outstanding – basic	32,109,704	25,532,898	31,889,076	25,457,793
Dilutive effect of stock options and warrants	1,695,952	1,260,785	1,585,643	1,378,986
Weighted average number of shares outstanding – diluted	33,805,656	26,793,683	33,474,719	26,836,779

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

Apart from the previously reported Component Solutions as a reportable operating segment, Engineering Services became a second reportable operating segment during the period ended March 31, 2006 since our acquisition of Huameng PRC.

Component Solutions operating segment products primarily consist of the sale of mobile handset components, telecommunication system equipment, consumer electronics and other components (such as network protection devices and data storage components). Engineering Services operating segment primarily consist of the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services. There is no inter-segment revenue during the periods reported.

Segment information is summarized as follows:

	Three month period ended June 30, 2006	Three month period ended June 30, 2005	Six month period ended June 30, 2006	Six month period ended June 30, 2005
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Component Solutions
Mobile handset	128,425	109,346	248,447	211,765
Telecommunications equipment	116,329	83,196	211,513	144,901
Consumer electronics and others	75,909	15,255	124,525	23,132

	320,663	207,797	584,485	379,798
Engineering Services	11,807	—	19,712	—

Total net revenue	332,470	207,797	604,197	379798

Income from operations
Component Solutions	30,191	24,424	60,497	42,815
Engineering Services	1,778	—	5,086	—

Total income from operations	31,969	24,424	65,583	42,815

	June 30, 2006	December 31, 2005
	RMB’000	RMB’000
Total assets
Component Solutions	765,954	668,935
Engineering Services	26,269	—

	792,223	668,935

Note 8: Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three month period ended June 30, 2006	Three month period ended June 30, 2005	Six month period ended June 30, 2006	Six month period ended June 30, 2005
	RMB’000	RMB’000	RMB’000	RMB’000
Net income
Other comprehensive loss	28,776	21,205	55,001	37,016
Foreign currency translation	(806)	—	(2,794)	—

Comprehensive income	27,970	21,205	52,207	37,016

Note 9: Subsequent Events

On August 6, 2006, Comtech (China) Holding Ltd. (“Comtech China”), a British Virgin Islands company and our wholly-owned subsidiary, entered into a Shares Acquisition Agreement whereby Comtech China agreed to acquire 40% of the outstanding shares of Shanghai E&T System Company Limited (“Shanghai E&T”), a company formed under the laws of the People’s Republic of China, from Duckworth Investments Limited, a British Virgin Islands company. Pursuant to this Agreement, Comtech China will pay an aggregate of RMB16,000,000 (US$2,005,000) for these shares as follows: (i) RMB 10,000,000 (US$1,253,000) to Duckworth within one month of the execution of this Agreement; and (ii) RMB 6,000,000 (US$752,000) to Duckworth no later than 18 months from such execution. Shenzhen Comtech International Limited (“Shenzhen Comtech”), a company formed under the laws of the People’s Republic of China and our wholly owned subsidiary, currently owns the remaining 60% of the outstanding shares of Shanghai E&T. After the transaction, Shanghai E&T will become our wholly owned subsidiary by virtue of our shareholdings in Shenzhen Comtech and Comtech China.

In addition, on August 6, 2006, Comtech Group (“Comtech-Cayman”), a Cayman Islands company and our wholly owned subsidiary, entered into an agreement to sell to an independent third party, all of the issued and outstanding shares of United Information Technology Co., Ltd. (“UIT-BVI”), a British Virgin Islands company and a wholly-owned subsidiary of Comtech-Cayman. In consideration for the shares of UIT-BVI, the independent third party will pay Comtech-Cayman $1,250,000, and will repay all loans and debts due and owing by UIT-BVI and its subsidiaries to Comtech-Cayman in an amount of $2,500,000. This transaction is scheduled to close on or before August 25, 2006, subject to the satisfaction of certain conditions of closing, including the execution of a termination agreement whereby the previous Share Purchase Agreement entered into on May 12, 2005 is to be terminated.

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

Overview

We operate primarily in two distinct business segments: (i) providing customized module design solutions and the sale of mobile handset components, telecommunication system equipment, consumer electronics and other components (such as network protection devices) in the PRC (“Component Solutions”) and (ii) providing technology and engineering services, business process outsourcing, network system integration and related training and maintenance services (“Engineering Services”). We historically have focused our Component Solutions business on the mobile handset and telecommunications equipment end-markets, but have recently expanded our market scope to include the consumer electronics end-market. We work closely with leading manufacturers in these end-markets to develop solutions to meet their needs for customized module designs. Our customized module design solutions allow our customers to use enabling technology components from established technology component suppliers in a timely and cost-effective manner, reducing their time-to-market and lowering their overall costs. Over the last three years, we have worked with over 200 customers, including a majority of the largest and best-known manufacturers in the mobile handset and telecommunications equipment end-markets in the PRC. In addition to these original equipment manufacturers (OEMs), our other customers include industry participants which support these OEMs, such as subsystem designers and manufacturers. In developing customized module design solutions for use in our customers’ products, we work closely with over 30 suppliers of enabling technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita. On January 11, 2006, our wholly owned subsidiary Comtech Cayman entered into an agreement to invest in a 51.12% interest in Huameng Engineering Services Co. Ltd., which in turn acquired a 100% interest in Shenzhen Huameng Software Co. Ltd. (“Huameng PRC”). As a result of this acquisition, we have entered and expect to expand our Engineering Services business in the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

Principal Factors Affecting Our Results Of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the last two years, consumer electronics module related sales, which have higher profit margins than our mobile handset and telecom equipment modules related sales, have increasingly constituted a significantly greater portion of our total net revenue. Starting from the first quarter of 2006 after the acquisition of Huameng PRC, total net revenue has continuously grown and total gross margins have increased.

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

Demand for engineering services. We have begun providing engineering services to our customers and generating recurring engineering service revenue. As many of our existing customers have been outsourcing engineering functions, we expect to build and expand our engineering services platform to capitalize on this potential market, both in technical areas such as wireless business services and geographic regions such as Southeast Asia countries to accommodate this growth.

Net Revenue

Component Solutions

We provide module design solutions to our customers and generate revenue when our customers purchase from us certain specific components required in our module designs. Our net revenue is revenue net of a 17% value-added tax, or VAT.

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

Research and development expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of June 30, 2006, we had over 300 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecommunications equipment and consumer electronics industries. Research and development expenses were significantly higher in the second quarter of 2006 than they were in the same period of 2005, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets such as consumer electronics.

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

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate for the second quarter of 2006 was 6.9% whereas that for the same period of 2005 was 7.4%. Our decrease in the effective tax rate was mostly due to the commencement of the preferential income tax period for Comtech Software.

Three month period ended June 30, 2006 compared to three month period ended June 30, 2005

Overview

We have two reportable operating segments: Component Solutions, for which we provide customized module design solutions in the PRC focusing primarily in the mobile handset components, telecommunication system equipment and consumer electronics and other components (such as network protection devices and data storage components), and Engineering Services for which we provide technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Engineering Services segment for the three months ended June 30:

	2006	2005
	RMB’000	RMB’000
Component Solutions
Net revenue	320,663	207,797
Income from operations	30,191	24,424

Engineering Services
Net revenue	11,807	—
Income from operations	1,778	—
Total
Net revenue	332,470	207,797
Income from operations	31,969	24,424

Total net revenue increased RMB124,673 thousand, or 60.0% in the second quarter of 2006 when compared to the second quarter of 2005. The increase was mainly contributed by an increase in Component Solutions sales by approximately RMB113 million. Total income from operations increased RMB7,545 thousand, or 30.9% in the second quarter of 2006 when compared to the second quarter of 2005. The increase was mainly due to higher net revenue from all business segments, and partly offset by increases in operating expenses.

Gross margin

Overall gross margin amount was RMB61,451 thousand in the second quarter 2006, an increase of RMB24,779 thousand, or 67.6% when compared to RMB36,672 thousand in the second quarter of 2005. Overall gross margin percentage was 18.5% in the second quarter of 2006, as compared to 17.6% in the second quarter of 2005. The increase in both gross margin amount and percentage is primarily attributed to a change in product mix. Consumer electronics module related sales have a higher average margin than the other two market sales. The launch of the new engineering services, which also has a higher average margin than the current blended margin, also contributed to the increase in overall gross margin.

Component Solutions

Net revenue and income from operations for Component Solutions for the quarters ended June 30, 2006 and 2005 were as follows:

	2006	2005
	RMB’000	RMB’000
Component Solutions:
Mobile handset	128,425	109,346
Telecommunications equipment	116,329	83,196
Consumer electronics and others	75,909	15,255

Net revenue	320,663	207,797
Income from operations	30,191	24,424

Component Solutions net revenue increased RMB112,866 thousand, or 54.3% in the second quarter of 2006 when compared to the second quarter of 2005. The increase was primarily due to the higher revenue from the sales of consumer electronics components, which increased more than RMB60.6 million, as well as the continued growth in the sales of both mobile handset and telecommunications equipment markets, which increased revenue by RMB19.1 million and RMB33.1 million respectively. The continued growth was driven by the expanding Chinese economy, particularly the increase in Chinese consumer disposable income and the further expansion of domestic Chinese telecom vendors into new and emerging international markets.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types in the second quarter of 2006 when compared to the second quarter of 2005. The increase in consumer electronics and other components sales was due to more variety of business lines, such as digital TV products.

Component Solutions income from operations increased RMB5,767 thousand, or 23.6% in the second quarter of 2006 when compared to the second quarter of 2005. The increase was mainly attributed to a significant increase in net revenue from all markets in the Component Solutions segment, and the higher gross margin of Component Solutions products. This increase in income from operations was partly offset by an increase in operating expenses, which resulted from an increase in cost for higher sales volumes, and for additional offices and employees.

Engineering Services

Net revenue and income from operations for Engineering Services for the quarters ended June 30, 2006 and 2005 were as follows:

	2006	2005
	RMB’000	RMB’000
Net revenue	11,807	—
Income from operations	1,778	—

Engineering Services net revenue and income from operations were derived from the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services after the acquisition of the Huameng PRC in January 2006.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB29,429 thousand were RMB17,181 thousand or 140.3% higher than those of the same period last year. The details of the expenses for the three month period ended June 30 are as follows:

	2006	2005
	RMB’000	RMB’000
Selling expenses	9,754	4,530
R&D expenses	9,698	2,861
General and administrative expenses	9,977	4,857

	29,429	12,248

The increase in the selling expenses by RMB5,224 thousand or approximately 115.3% was mainly attributed to an increase in additional costs of RMB545 thousand for product logistics and transportation, additional bad debt provision of approximately RMB2,000 thousand for the three months ended June 30, 2006 compared to RMB1,200 thousand during the same period last year, RMB2,000 thousand in inventory provisions where no such reserves were made during the same period last year and an increase in other direct selling expenses by approximately RMB1,900 thousand as a result of an increase in the number of sales staff and sales offices, and cost of stock-based compensation.

Research and development expenses increased by RMB6,837 thousand or approximately 239.0%. The increase was primarily attributable to a significant increase in research and development personnel and engineers, in which the related staff costs (including stock-based compensation) were increased by RMB4,900 thousand, an increase in research and development facilities and related costs of RMB1,600 thousand, and expenditures of approximately RMB300 thousand related to research for potential new markets.

The increase in general and administrative expenses of RMB5,120 thousand or approximately 105.4% was mainly attributable to an increase in staff costs of RMB3,100 thousand for all supporting departments, including RMB2,000 thousand stock-based compensation cost. General administrative costs also increased by RMB2,000 thousand.

Interest expense

Interest expense in the second quarter of 2006 amounted to RMB695 thousand as compared to RMB555 thousand in the same period of 2005. The slight increase in interest expense was attributable to the increase in the average interest rate.

Interest income

Interest income in the second quarter of 2006 amounted to RMB1,590 thousand, compared to RMB74 thousand in the same period of 2005. The significant increase was attributed to higher average deposit balances resulting from the proceeds received in the public offering in July 2005.

Income tax

The effective tax rate for the three months ended June 30, 2006 was 6.9% compared to 7.4% for the comparable period in 2005. The decrease in the effective tax rate was mostly due to the commencement of the preferential tax period for one of our subsidiaries, Comtech Software.

Net income

As a result of the above items, net income for the quarter ended June 30, 2006 was RMB28,776 thousand compared to a net income of RMB21,205 thousand in the corresponding period of 2005. Included in the second quarter 2006 net income was an amount of RMB3,103 thousand ($388 thousand) for share-based compensation cost as a result of the adoption of SFAS 123R, effective January 1, 2006. Excluding the non cash stock based compensation, net income for the quarter ended June 30, 2006 would have been RMB31,879 thousand ($3,988 thousand).

Earnings per share

We reported basic per share earnings of RMB0.90 for the second quarter of 2006 based on 32,109,704 outstanding weighted average shares and diluted per share earnings of RMB0.85 based on 33,805,656 outstanding weighted average shares and potential common stock equivalents, compared to basic per share earnings of RMB0.83 for the same period of 2005, based on 25,532,898 outstanding weighted average shares, and diluted per share earnings of RMB0.79 based on 26,793,683 outstanding weighted average shares and potential common stock equivalents. Excluding the non cash stock based compensation, we would have reported basic per share earnings of RMB0.99 and diluted per share earnings of RMB0.94 for the second quarter of 2006.

Six month period ended June 30, 2006 compared to six month period ended June 30, 2005

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Engineering Services segment for the six months ended June 30:

	2006	2005
	RMB’000	RMB’000
Component Solutions
Net revenue	584,485	379,798
Income from operations	60,497	42,815

Engineering Services
Net revenue	19,712	—
Income from operations	5,086	—
Total
Net revenue	604,197	379,798
Income from operations	65,583	42,815

Total net revenue increased RMB224,399 thousand, or 59.1% in the six months ended June 30, 2006 when compared to the same period in 2005. The increase was mainly contributed by an increase in Component Solutions sales by approximately RMB205 million. Total income from operations increased RMB22,768 thousand, or 53.2% in the six months ended June 30, 2006 when compared to the same period last year. The increase was mainly due to higher net revenues and gross margins from all business segments, and partly offset by increases in operating expenses.

Gross margin

Overall gross margin amount was RMB113,484 thousand in the six months ended June 30, 2006, an increase of RMB50,527 thousand, or 80.3% when compared to RMB62,957 thousand in the six months ended June 30, 2005. Overall gross margin percentage was 18.8% in the six months ended June 30, 2006, as compared to 16.6% in the six months ended June 30, 2005. The increase in both gross margin amount and percentage is primarily attributed to a change in product mix. Consumer electronics module related sales have a higher average margin (20% to 30%) than the mobile handset and telecommunications sales. In addition, the launch of the new engineering services, which also has a higher gross margin than the current blended margin, also contributed to the increase in overall gross margin.

Component Solutions

Net revenue and income from operations for Component Solutions for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
	RMB’000	RMB’000
Component Solutions:
Mobile handset	248,447	211,765
Telecommunications equipment	211,513	144,901
Consumer electronics and others	124,525	23,132

Net revenue	584,485	379,798
Income from operations	60,497	42,815

Component Solutions net revenue increased RMB204,687 thousand, or 53.9% in the six months ended June 30, 2006 when compared to the same period in 2005. The increase was primarily due to the higher revenue from the sales of consumer electronics components, which increased more than RMB101.4 million, as well as the continued growth in the sales of both mobile handset and telecommunications equipment components, which increased revenue by RMB36.7 million and RMB66.6 million respectively. The continued growth was driven by the expanding Chinese economy, particularly the increase in Chinese consumer disposable income and the further expansion of domestic Chinese telecom vendors into new and emerging international markets.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types for the six months ended June 30, 2006 when compared to same period in 2005. The increase in consumer electronics and other components sales was due to more variety of business lines such as digital TV products.

Component Solutions income from operations increased RMB17,682 thousand, or 41.3% for the six months ended June 30, 2006 when compared to the same period in 2005. The increase was mainly attributed to a significant increase in net revenue from all products in the Component Solutions segment, and the higher gross margin of Component Solutions products. This increase in income from operations was partly offset by an increase in operating expenses, which resulted from an increase in cost for higher sales volumes, and for additional offices and employees.

Engineering Services

Net revenue and income from operations for Engineering Services for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
	RMB’000	RMB’000
Net revenue	19,712	—
Income from operations	5,086	—

Engineering Services net revenue and income from operations were derived from the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services after the acquisition of the Huameng PRC in January 2006.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB47,888 thousand were RMB27,746 thousand or 137.75% higher than those of the same period last year. The details of the expenses for the six month period ended June 30 are as follows:

	2006	2005
	RMB’000	RMB’000
Selling expenses	16,093	6,494
R&D expenses	16,800	4,148
General and administrative expenses	14,995	9,500

	47,888	20,142

The increase in the selling expenses by RMB9,599 thousand or approximately 147.8% was mainly attributed to additional costs of RMB1,000 thousand associated with product logistics and transportation, additional bad debt provision of approximately RMB2,000 thousand, and an increase in other indirect selling expenses by approximately RMB4,600 thousand as a result of increase in the number of sales staff and sales offices (including the cost of stock-based compensation) and RMB2,000 thousand in inventory provisions made during the six months ended June 30, 2006.

Research and development expenses increased by RMB12,652 thousand or approximately 305.0%. The increase was primarily attributable to a significant increase in research and development personnel and engineers, in which the related staff costs (including stock-based compensation) were increased by RMB9,500 thousand, an increase in research and development facilities and related costs of RMB1,900 thousand, and expenditures of approximately RMB1,300 thousand related to research for potential new markets.

The increase in general and administrative expenses of RMB5,495 thousand or approximately 57.8% was mainly attributable to an increase in staff costs of RMB4,000 thousand due to an increase in staff for all supporting departments of the Company, including RMB3,000 thousand attributable to stock-based compensation cost, and RMB1,500 thousand increase in general administrative costs.

Interest expense

Interest expense in six months ended of 2006 amounted to RMB1,107 thousand as compared to RMB948 thousand in the same period of 2005. The slight increase in interest expense was attributable to the increase in the average interest rate.

Interest income

Interest income in the six months ended 2006 amounted to RMB3,674 thousand, compared to RMB103 thousand in the same period of 2005. The significant increase was attributed to higher average deposit balances resulting from the proceeds received in the public offering in July 2005.

Income tax

The effective tax rate for the six months ended June 30, 2006 was 8.6% compared to 7.8% for the comparable period in 2005. The increase in the effective tax rate was mostly due to the profit generated from other non-PRC operating subsidiaries where the statutory tax rates are higher. The increase was compensated by the commencement of the preferential income tax period for Comtech Software.

Net income

As a result of the above items, net income for the six months ended June 30, 2006 was RMB55,001 thousand compared to a net income of RMB37,016 thousand in the corresponding period of 2005. Included in the net income for the six months ended June 30, 2006 was an amount of RMB5,502 thousand ($687 thousand) for share-based compensation cost as a result of the adoption of SFAS 123R, effective January 1, 2006. Excluding the non cash stock based compensation, net income for the six months ended June 30, 2006 would have been RMB60,503 thousand (7,568 thousand).

Earnings per share

We reported basic per share earnings of RMB1.72 for the six months ended June 30, 2006 based on 31,889,076 outstanding weighted average shares and diluted per share earnings of RMB1.64 based on 33,474,719 outstanding weighted average shares and potential common stock equivalents, compared to basic per share earnings of RMB1.45 for the same period of 2005, based on 25,457,793 outstanding weighted average shares, and diluted per share earnings of RMB1.38 based on 26,836,779 outstanding weighted average shares and potential common stock equivalents. Excluding the non cash stock based compensation, we would have reported basic per share earnings of RMB1.90 and diluted per share earnings of RMB1.81 for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital is needed to fund this time difference.

As at June 30, 2006, we had no material commitments for capital expenditures.

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

As of June 30, 2006, we had working capital of RMB588,749 thousand as compared with working capital of RMB507,349 thousand at December 31, 2005.

Cash used in operating activities of RMB15,375 thousand for the six months ended June 30, 2006 compared to cash provided by operating activities of RMB38,503 thousand in the corresponding period of 2005. Cash used in operating activities as compared to prior period was primarily due to an increase in trade accounts receivable of RMB81,243 thousand and an increase in bills receivable payable of RMB34,618 thousand. Trade accounts receivable increased due to a higher proportion of sales occurring in the first half year of 2006. Bills receivable increased due to a general increase in the level of sales activity where settlement is in the form of bills receivables. Bills receivables can be discounted to banks for cash at any time, but this would give rise to certain financial expenses since these bills are discounted before the maturity date. Had the Company chosen to discount bills receivables at the end of the quarter, cash flows for the quarter would have been positive. Cash used in operating activities was partly off-set by an increase in trade accounts payable of RMB31,523 thousand which was due to tight payment control.

Cash used in investing activities of RMB8,707 thousand during the first two quarters of 2006 was mainly for purchases of fixed assets of RMB5,452 thousand and acquisition of subsidiary, net of cash acquired, of RMB3,097 thousand.

Net cash provided by financing activities was RMB10,642 thousand during the first two quarters of 2006. The financing net cash flows provided by financing activities was mainly contributed by net proceeds for exercises of stock options of approximately RMB17,503 thousand and partly offset by repayments of net bank borrowings of RMB6,861 thousand.

Indebtedness

On October 7, 2005, Comtech Hong Kong entered into a RMB39,972 thousand ($5,000 thousand) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”), and a RMB71,949 thousand ($9,000 thousand) U.S. dollar denominated facility with Bank of China (“BOC”). Both of the SCB and BOC facilities are guaranteed by Comtech Group, Inc. Apart from cash generated from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

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

As of the date of this filing, the outstanding loan balance under the BOC facility was RMB14,582 thousand ($1,824 thousand), leaving RMB57,367 thousand ($7,176 thousand) in availability. This facility is secured by funds on deposit in an amount of $3,000,000, and bears interest from LIBOR plus 2% to 2.25% per annum, depending on the different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC.

Bills receivable. Some of our customers enter into arrangements with their respective banks for the purpose of settling their invoices with us. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.9% of the balance transferred, which is recorded as interest expense. As of June 30, 2006, we had discounted bills receivable amounting to approximately RMB14,500 thousand ($1,814 thousand).

According to paragraph 9 of FAS No. 140, the transfer of bills receivable to the bank should be accounted for as a sale (i.e., the Group has surrendered control over the bills receivables) if and only if all of the following criteria are met:

•	The transferred bills receivables have been isolated from the Group (i.e., put presumptively beyond the reach of the Group and its creditors, even in bankruptcy or other receivership).

•	The bank has the right to pledge or exchange bills receivables (or beneficial interests) it received, and no condition both constrains the bank from taking advantage of its right to pledge or exchange and provides more than trivial benefit to the Group.

•	The Group does not maintain effective control over the transferred bills receivables through either (1) and agreement that both entitles and obligates the Group to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets.

To the extent that the above criteria are met, bills receivable are de-recognized.

Future liquidity needs

As of June 30, 2006, the Company had approximately RMB161,950 thousand ($20,258 thousand) in cash and cash equivalents. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. These estimates are based on our historical experience and on various other assumptions that we believe to be reasonable. Estimates are evaluated on an ongoing basis, but actual results may differ from these estimates.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Those that require significant judgments and estimates include:

Revenue recognition. Revenue, net of VAT, from sales related to our customized module design solutions are recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is probable, which is generally at the time of shipment.. Provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services are recognized as revenue when the services are rendered.

Allowance for doubtful accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of June 30, 2006, our accounts receivable balance was RMB358,471 thousand ($44,841 thousand), net of a RMB10,695 thousand ($1,338 thousand) allowance for doubtful accounts. As our business grows, we expect our accounts receivable balances to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

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

The value of the RMB is subject to changes in the PRC’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but in July 2005 the PRC government announced that it will no longer peg its currency exclusively to the USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of RMB as compared to USD. As of June 30, 2006, the exchange rate was RMB7.9943 to $1.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of RMB. Our solutions sales are primarily procured, sold and delivered in the PRC for RMB. The majority of our net revenue is denominated in RMB.

Any devaluation of the RMB against the USD would consequently have an adverse effect on our financial performance and asset values when measured in terms of USD. On the other hand, the appreciation of the RMB could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, from time to time we may have USD denominated borrowings, and therefore a decoupling of the RMB may affect our financial performance in the future.

In the past, we have experienced minimal foreign exchange gain and losses to date due to the relative stability of the RMB. We had an accumulated comprehensive loss of RMB10,227 thousand ($1,279 thousand) due to foreign exchange translation of our foreign subsidiaries as of June 30, 2006. We do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuations.

Interest rate risk

We are exposed to interest rate risk arising from having short-term variable rate borrowings from time to time. Our future interest expense would fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings, which include proceeds received from discounted bills receivables, amounted to RMB29,082 thousand ($3,638 thousand) as of June 30, 2006. Based on a variable rate of return, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB291 thousand ($36 thousand). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rates.

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations in recent years. According to the National Bureau of Statistics of China, the change in Consumer Price Index in the PRC was 1.2%, 3.9% and 1.8% in 2003, 2004 and 2005, respectively.

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

We claimed several refunds from the Italian government on corporate taxes paid by OAM, our 98.6% owned Italian subsidiary, during the 1970s and early 1980s. In one instance, the Italian tax authorities have counterclaimed, assessing additional unpaid taxes due by OAM. We have been successful in two lower courts in our defense of these counterclaims and was informed that the case had been determined in the Company’s favor in April 2005. In May, 2006, the Company has received notification from the Italian counsel that the Italian tax authorities have counterclaimed again against the earlier judgment in April 2005. The Italian counsel also informed the Company that there are grounds under Italian law to appeal this latest determination. The Company and its Italian counsel are investigating this matter.

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

COMTECH GROUP, INC.

August 14, 2006	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chief Executive Officer and President

August 14, 2006	By:	/s/ Hope Ni
Hope Ni
Chief Financial Officer