Form 10-Q
period 2006-09-30
Comtech Group Inc
filed 2006-11-14
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

There were 32,418,114 shares of the Registrant’s Common Stock issued and outstanding on November 10, 2006.

Comtech Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

As of September 30, 2006 and December 31, 2005

	Sept 30, 2006	Sept 30, 2006	Dec 31, 2005
	$'000	RMB'000	RMB'000
Assets
Current assets:
Cash	33,838	267,459	177,098
Pledged bank deposits	5,178	40,923	40,692
Trade accounts receivable, net of allowance of doubtful accounts	43,602	344,629	267,543
Bills receivable	11,037	87,235	54,905
Other receivables	1,705	13,503	9,657
Amount due from a minority shareholder	—	—	468
Inventories	9,939	78,557	110,763

Total current assets	105,299	832,306	661,126
Investment in an associated company	53	421	—
Property, plant and equipment, net	1,467	11,595	6,904
Goodwill	1,231	9,731	—
Other assets	114	905	905

Total Assets	108,164	854,958	668,935

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	18,095	143,019	104,308
Amount due to related parties	193	1,522	1,816
Bank borrowings	7,300	57,699	35,779
Income taxes payable	943	7,453	2,524
Accrued expenses and other liabilities	1,798	14,216	9,350

Total current liabilities	28,329	223,909	153,777

Minority interests	1,366	10,798	8,599
Stockholders' equity
Common stock	339	2,681	2,602
Additional paid-in capital	49,556	391,694	358,775
Retained earnings	30,395	240,267	152,615
Accumulated other comprehensive loss	(1,821)	(14,391)	(7,433)

Total stockholders' equity	78,469	620,251	506,559

Total liabilities and stockholders' equity	108,164	854,958	668,935

See notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three months ended September 30, 2006 and 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	$'000	RMB'000	RMB'000
Revenues	43,165	341,179	215,225
Cost of revenues	(35,074)	(277,225)	(177,034)

Gross profit	8,091	63,954	38,191
Selling, general and administrative expenses	(3,480)	(27,496)	(9,841)
Research and development expenses	(1,029)	(8,135)	(4,805)
Other net operating income	26	203	—

Income from operations	3,608	28,526	23,545
Other non-operating income	922	7,285	—
Interest expense	(108)	(850)	(560)
Interest income	169	1,337	1,050

Income before income tax	4,591	36,298	24,035
Income tax	(332)	(2,628)	(1,448)

Income before minority interests	4,259	33,670	22,587
Minority interests	(132)	(1,046)	(1,051)

Net income	4,127	32,624	21,536

	$	RMB	RMB
Earnings per share
- Basic	0.13	1.01	0.71

- Diluted	0.12	0.97	0.69

Weighted average number of shares outstanding
- Basic	32,393,508	32,393,508	30,224,068

- Diluted	33,751,117	33,751,117	31,432,482

See notes to unaudited condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Nine months ended September 30, 2006 and 2005

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	$'000	RMB'000	RMB'000
Revenues	119,607	945,376	594,784
Cost of revenues	(97,411)	(769,938)	(493,876)

Gross profit	22,196	175,438	100,908
Selling, general and administrative expenses	(7,493)	(59,219)	(25,597)
Research and development expenses	(2,821)	(22,300)	(8,953)
Other net operating income	24	190	—

Income from operations	11,906	94,109	66,358
Other non-operating income	922	7,285	—
Interest expense	(248)	(1,956)	(1,508)
Interest income	634	5,010	1,153

Income before income tax	13,214	104,448	66,003
Income tax	(1,078)	(8,519)	(4,711)

Income before minority interests	12,136	95,929	61,292
Minority interests	(1,050)	(8,304)	(2,740)

Net income	11,086	87,625	58,552

	$	RMB	RMB
Earnings per share
- Basic	0.35	2.73	2.16

- Diluted	0.33	2.61	2.06

Weighted average number of shares outstanding
- Basic	32,051,551	32,051,551	27,064,010

- Diluted	33,537,876	33,537,876	28,364,299

See notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

	$'000	RMB'000	RMB'000
Cash flows from operating activities:
Net income	11,086	87,625	58,552
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation expense	210	1,660	638
Loss on disposal of fixed assets	13	99	—
Gain on disposal of subsidiary	(922)	(7,285)	—
Minority interest	1,050	8,304	2,740
Stock based compensation cost	1,380	10,902	247
Changes in operating assets and liabilities:
Trade accounts receivable, net of allowance for doubtful accounts	(8,241)	(65,140)	(48,649)
Bills receivable	(4,154)	(32,830)	34,057
Inventories	2,420	19,128	(45,543)
Other receivables	(965)	(7,630)	(6,630)
Trade accounts payable	4,836	38,221	19,021
Amount due to other related party	(37)	(294)	(600)
Accrued expenses and other liabilities	(195)	(1,536)	(1,091)
Income tax payable	405	3,204	993

Cash provided by operating activities	6,886	54,428	13,735

Cash flows from investing activities:
Purchases of property and equipment	(824)	(6,512)	(3,341)
Proceeds from sale of fixed assets	1	5	—
Placement of pledged bank deposits	(29)	(231)	—
Sale of a subsidiary net of cash disposed	3,510	27,742	—
Acquisition of subsidiaries net of cash required	(1,657)	(13,097)	—
Distribution to Shareholders	(355)	(2,802)	—
Investment in associated company	(53)	(421)	—

Cash provided by (used in) investing activities	593	4,684	(3,341)

Cash flows from financing activities:
Proceeds from issuance of shares (net of transaction cost)	—	—	235,319
Proceeds from exercise of stock options and warrants	2,022	15,981	—
Proceeds from bank borrowings	2,741	21,668	—
Repayment of Bank Borrowings	—	—	(18,633)

Cash provided by financing activities	4,763	37,649	216,686

Effect of exchange rate on cash	(810)	(6,400)	(373)

Net increase in cash and cash equivalents	11,432	90,361	226,707

Cash at beginning of the period	22,406	177,098	41,444

Cash at end of the period	33,838	267,459	268,151

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the “Parent” or the “Registrant”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Registrant’s audited consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 28, 2006. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in the 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the September 30, 2006 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the closing rate in New York City on September 30, 2006 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of USD 1.00 = RMB 7.9040. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any other certain rate on September 30, 2006, or at any other certain date.

The value of the RMB is subject to changes in the PRC's central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government announced in July 2005 that it will no longer peg its currency exclusively to the USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China, which will likely increase the volatility of RMB as compared to USD.

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

Acquisitions and Newly Formed Subsidiaries

On January 11, 2006, we entered into an agreement to invest in 51.12% of COGO Engineering Services Limited, previously known as Huameng Engineering Services Ltd. (“Huameng BVI”), a British Virgin Islands investment holding company, for a cash consideration of RMB44,000 ($5,000) which in turn acquired 100% in Shenzhen Huameng Software Co, Ltd. (“Huameng PRC”), a PRC company, for RMB6,769,000 ($847,000) payable in cash. Huameng PRC is engaged in the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

The table below summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in connection with the acquisition of Huameng PRC that was consummated during the nine months ended September 30, 2006.

RMB’000
Cash and cash equivalents	$206
Other current assets	6,983
Property, plant and equipment	409

Total assets acquired	7,598

Current liabilities	829

Net assets acquired	$6,769

On August 6, 2006, we entered into a Shares Acquisition Agreement pursuant to which we acquired 40% of the outstanding shares of Shanghai E&T System Company Limited (“Shanghai E&T”), a company formed under the laws of the PRC, for cash consideration of RMB16,000,000 ($2,024 thousand). We previously owned the remaining 60% of the outstanding shares of Shanghai E&T. After the transaction, Shanghai E&T became our wholly owned subsidiary.

The table below summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of 40% of the outstanding shares of Shanghai E&T that was consummated during the nine months ended September 30, 2006.

RMB’000
Cash and cash equivalents	$1,007
Other current assets	15,256
Property, plant and equipment	224

Total assets acquired	16,487

Current liabilities	10,218

Net assets acquired	6,269
Goodwill	9,731

Total consideration	$16,000

Note 3 - Summary Of Principal Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Revenue recognition

Sales of components

Sales of components for telecommunication system equipment, mobile handset, digital media which was formerly called digital consumer electronic products, network protection devices and data storage are recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is probable, which is generally at the time of shipment.

Sales of services

Provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services are recognized as revenue when the services are rendered.

Revenue is recorded net of value added tax incurred. Value added taxes amounted to (i) RMB19,402 thousand ($2,455 thousand) and RMB14,104 thousand, for the three months ended September 30, 2006 and 2005, respectively, and (ii) RMB55,768 thousand ($7,056 thousand) and RMB47,921 thousand for the nine months ended September 30, 2006 and 2005, respectively.

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

Note 4 – Financing Arrangements

Certain of our customers enter into arrangements with their respective banks for purposes of settling their invoices with us. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on the consolidated balance sheets. We, in certain circumstances, have arranged to transfer with recourse certain of our bills receivable to our bank. Under this discounting arrangement, the bank pays in advance a discounted amount to us and collects the amounts owed from the customers’ banks on the due date. The discount typically ranges between 0.6% to 0.9% of the balance transferred, which is recorded as interest expense. As of September 30, 2006 and 2005, we had discounted bills receivable amounting to approximately RMB48,025 thousand ($6,076 thousand) and RMB23,843 thousand, respectively.

Pursuant to the provisions of FAS No. 140, the transfer of bills receivable to the bank is to be accounted for as a sale (i.e., the Group has surrendered control over the bills receivables) if to the extent all of the following criteria are met:

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

For the periods presented, all of the conditions were not met for the discounting of the bills receivable to be accounted for as a sale.

Note 5 - Stock-Based Compensation

In 1995, the Board of Directors adopted, and the stockholders approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), pursuant to which 5 thousand options would be granted annually to each of our non-employee directors for each full fiscal year of service on the Board. As part of the share exchange transaction with Parent in July 2004, the fully vested options under the Directors’ Plan to purchase 115 thousand shares of the Company’s common stock were assumed. In addition to the options under the Directors’ Plan, 925,417 fully exercisable common stock warrants were also assumed. Each warrant represents the right to receive 1 share of the Company’s common stock. The Directors’ Plan expired on December 31, 2005 while the options exercisable under the Directors’ Plan will terminate on July 1, 2009.

On August 3, 2004, the Board of Directors adopted the Comtech Group, Inc. 2004 Stock Incentive Plan (the “Incentive Plan”) pursuant to which 2,500 thousand shares of common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. As at September 30, 2006, approximately 1 thousand shares (December 31, 2005: 142 thousand shares) of common stock are remaining available for future issuance under the Incentive Plan. The purpose of the Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of the Company’s common stock. The Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the Incentive Plan is early terminated by the Board. Options granted under the Incentive Plan are either incentive stock options (i.e. options that afford favorable tax treatment to recipients upon compliance with certain restriction pursuant to Section 422 of the Internal Revenue Code and that do not result in tax deductions to participants unless they fail to comply with Section 422 of the Internal Revenue Code) or options that do not so qualify.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No.123R supersedes our previous accounting under Accounting Principles Board Opinion No.25, Accounting for Stock issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Under APB 25, we accounted for stock options under the intrinsic value method. Under the intrinsic method, we did not recognize expense related to employee stock options to the extent the exercise price of such options equaled the fair value of the underlying stock on the grant date. As permitted under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), prior to January 1, 2006, we elected to continue and apply the intrinsic value method of accounting described above and disclosed the fair value of stock option grants.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of this accounting standard as of January 1.

The following table presents details of stock-based compensation expense by functional line item:

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30
	2006	2006	2006	2006
	US$'000	RMB'000	US$'000	RMB'000
Selling, general and administrative expenses	481	3,802	930	7,347
Research and development expenses	211	1,666	450	3,555

Stock-based compensation expense related to employee stock options and employee stock purchases included in operating income	692	5,468	1,380	10,902
Tax benefit	—	—	—	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	692	5,468	1,380	10,902
Decrease in Basic earnings per share	0.02	0.17	0.04	0.34
Decrease in Diluted earnings per share	0.02	0.16	0.04	0.33

Under SFAS No. 123R, we recognized RMB2,120 thousand ($268 thousand) and RMB6,361 thousand ($805 thousand) of compensation expense related to stock options in the three months and nine months ended September 30, 2006, respectively. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

No options were granted in the three months and nine months ended September 30, 2006.

Stock options activity for the nine months ended September 30, 2006 was as follows:

	Shares subject to Options (in thousands)	Wtd. Avg. exercise price	Wtd. Avg. remaining contractual life (in yrs)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2006	2,473	$3.91	9.0	5,688
Options granted	—	—		—
Options exercised	(450)	3.71		(3,411)
Options terminated, cancelled or expired	(107)	3.74		(808)
Options outstanding at September 30, 2006	1,916	3.96	8.2	21,133
Options exercisable at September 30, 2006	1,011	3.95	8.2	11,161

At September 30, 2006, approximately 1 thousand shares were available for future grants under the terms of the Incentive Plan.

At September 30, 2006, we had approximately RMB11,366 thousand ($1,438 thousand) of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of approximately 1.4 years. Cash received from stock option and warrant exercises was approximately RMB660 thousand ($84 thousand) and RMB15,981 thousand ($2,022 thousand) during the three months and nine months ended September 30, 2006, respectively.

In addition to stock options, we also have outstanding warrants that were granted in previous years. Each warrant represents the right to receive 1 share of our common stock. Stock warrants activity for the nine months ended September 30, 2006 was as follows:

	Shares subject to Warrants (in thousands)	Wtd. Avg. exercise price	Wtd. Avg. remaining contractual life (in yrs)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding at January 1, 2006	942	$2.72	8.6	3,288
Warrants granted	—	—		—
Warrants exercised	(558)	2.75		4,765
Warrants terminated, cancelled or expired	—	—		—
Warrants outstanding at September 30, 2006	384	3.00	7.8	4,604
Warrants exercisable at September 30, 2006	384	3.00	7.8	4,604

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

A summary of changes in RS balance during the three quarters ended September 30, 2006 is presented below:

	RS (in thousands)	Wtd. Avg. Grant Date Fair value	Aggregate Intrinsic Value (in thousands)
RS balance at January 1, 2006	—	—	—
Granted	264	$9.14
Vested	(60)	9.14
Terminated, cancelled or expired	—	—
RS balance at September 30, 2006	204	9.99	1,020

At September 30, 2006, we had approximately RMB8,972 thousand ($1,135 thousand) of total unrecognized compensation expense related to RS grants that will be recognized over the weighted average period of 0.8 years. We recognized RMB3,348 thousand ($424 thousand) and RMB4,541 thousand ($575 thousand) of expense related to RS during the three months and nine months ended September 30, 2006, respectively.

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the intrinsic value method provided by APB 25 in the three months and nine months ended September 30, 2005, respectively:

	Three Months Ended September 30 RMB’000	Nine Months Ended September 30 RMB’000
	(except per share numbers)	(except per share numbers)
Net income, as reported	21,536	58,552
Less: Stock based compensation costs under fair value based method for all awards	(3,051)	(9,038)
Net income, pro forma	18,485	49,514
Earnings per share – basic As reported	0.71	2.16
Pro forma	0.61	1.83
Earnings per share – diluted As reported	0.69	2.06
Pro forma	0.59	1.75

The weighted average fair value of options granted for our common stock in the three month and nine month period ended September 30, 2005 were RMB13.98 per share, using the Black-Scholes option-pricing model based on the following assumptions:

2005
Risk- free interest rate	4.78% to 4.99%
Expected life in years	5.25 to 6.50 years
Expected volatility	36% to 37%
Expected dividend yield	—

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

	Three month period ended September 30, 2006	Three month period ended September 30, 2005	Nine month period ended September 30, 2006	Nine month period ended September 30, 2005
Weighted average number of shares outstanding – basic	32,393,508	30,224,068	32,051,551	27,064,010
Dilutive effect of stock options and warrants	1,357,609	1,208,414	1,486,325	1,300,289
Weighted average number of shares outstanding – diluted	33,751,117	31,432,482	33,537,876	28,364,299

Note 7—Operating Segment Information

As part of our strategy to expand our business, we acquired Huameng PRC in January, 2006 (see note 2). Huameng PRC, is an emerging provider of technology, engineering and business services to established telecommunication equipment vendors in the PRC.

Apart from the previously reported Component Solutions as a reportable operating segment, Engineering Services became a second reportable operating segment during the period ended March 31, 2006 and since our acquisition of Huameng PRC.

Component Solutions operating segment products primarily consist of the sale of mobile handset components, telecommunication system equipment, digital media and other components (such as network protection devices and data storage components). Engineering Services operating segment primarily consist of the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services. There is no inter-segment revenue during the periods reported.

Segment information is summarized as follows:

	Three month period ended September 30, 2006	Three month period ended September 30, 2005	Nine month period ended September 30, 2006	Nine month period ended September 30, 2005
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Component Solutions
Mobile handset	130,257	110,461	378,704	322,227
Telecommunications equipment	117,913	86,609	329,426	231,510
Digital media and others	78,166	18,155	202,691	41,047

Engineering Services	14,843	—	34,555	—

Total net revenue	341,179	215,225	945,376	594,784
Income from operations
Component Solutions	27,923	23,545	88,420	66,358
Engineering Services	603	—	5,689	—

Total income from operations	28,526	23,545	94,109	66,358

	September 30, 2006	December 31, 2005
	RMB’000	RMB’000
Total assets
Component Solutions	821,196	668,935
Engineering Services	33,762	—

	854,958	668,935

Note 8: Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three month period ended September 30, 2006 RMB’000	Three month period ended September 30, 2005	Nine month period ended September 30, 2006	Nine month period ended September 30, 2005
	RMB’000	RMB’000	RMB’000	RMB’000
Net income	32,624	21,536	87,625	58,552
Other comprehensive loss
Foreign currency translation	(4,164)	(6,787)	(6,958)	(6,787)

Comprehensive income	28,460	14,749	80,667	51,765

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital media; expectations for the domestic wireless handset, telecommunications equipment, digital media end-markets in the PRC; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC's wireless handset, telecommunications equipment and digital media industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as "may", "expects", "believes", "anticipates", "intends", "projects", "looking forward" or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Overview

We operate primarily in two distinct business segments: (i) providing customized module design solutions and the sale of mobile handset components, telecommunication system equipment, digital media and other components (such as network protection devices) in the PRC (“Component Solutions”) and (ii) providing technology and engineering services, business process outsourcing, network system integration and related training and maintenance services (“Engineering Services”). We historically have focused our Component Solutions business on the mobile handset and telecommunications equipment end-markets, but have recently expanded our market scope to include the digital media end-market. We work closely with leading manufacturers in these end-markets to develop solutions to meet their needs for customized module designs. Our customized module design solutions allow our customers to use enabling technology components from established technology component suppliers in a timely and cost-effective manner, reducing their time-to-market and lowering their overall costs. Over the last three years, we have worked with over 200 customers, including a majority of the largest and best-known manufacturers in the mobile handset and telecommunications equipment end-markets in the PRC. In addition to these original equipment manufacturers (OEMs), our other customers include industry participants which support these OEMs, such as subsystem designers and manufacturers. In developing customized module design solutions for use in our customers’ products, we work closely with over 30 suppliers of enabling technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita. On January 11, 2006, we entered into an agreement to invest in a 51.12% interest in COGO Engineering Services Limited, which in turn acquired a 100% interest in Shenzhen Huameng Software Co. Ltd. (“Huameng PRC”). As a result of this acquisition, we have entered and expect to expand our Engineering Services business in the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

Principal Factors Affecting Our Results Of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the last two years, digital media module related sales, which have higher profit margins than our mobile handset and telecom equipment modules related sales, have increasingly constituted a significantly greater portion of our total net revenue. Starting from the first quarter of 2006 with expansion into engineering service business, total net revenue has continuously grown and total gross margins have increased.

Growth in end-market industries. The rapid growth of the domestic mobile handset, telecommunications equipment and digital media products end-markets have been important drivers of growth of the PRC’s electronics manufacturing industries. Specific business areas that we expect to continue growing are data communications, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment; the optical transmission systems; and the line telecommunications network. The growth in these markets have driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset and telecommunications equipment products would materially affect our results of operations.

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled the PRC’s domestic mobile handset and telecommunications equipment manufacturers to be competitive in the global marketplace. As an example, Huawei has become a major supplier of telecommunications equipment to international customers, while ZTE, a major manufacturer of mobile handset and telecommunications equipment in the PRC, as well as other telecommunications equipment and mobile handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. We recently began targeting the consumer digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. We anticipate that sales related to the digital media end-market that we recently entered will initially have higher profit margins than our mobile handset and telecommunications equipment modules related sales, though such higher margins may decline over time as the industry matures. Our success in the digital media end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to incur significant research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property and technological capabilities, to meet the needs of our customers that have expanded into or are expected to expand into the digital media end-market.

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

Over the last three years, we have worked with over 200 customers. In addition to many of the largest China-based manufacturers of mobile handsets, telecommunications equipment and digital media products, our customers include industry participants supporting these OEMs, such as system designers and manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market.

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

General and administrative expenses include compensation and benefits for our general and administrative staff, professional fees, and general travel and entertainment costs. We expense all general and administrative expenses as they are incurred. We expect that general and administrative expenses will continue to increase for the foreseeable future as a result of our expected continued growth and the increased costs of complying with U.S. rules and regulations necessary to maintain our listing in the United States and to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Research and development expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of September 30, 2006, we had over 300 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecommunications equipment and digital media industries. Research and development expenses were significantly higher in the third quarter of 2006 than they were in the same period of 2005, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets such as digital media.

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

The statutory tax rate applicable to PRC companies is 33%, while the statutory tax rate applicable to PRC companies in the Shenzhen Special Economic Zone in China is 15%. Since three of our PRC operating companies, Shenzhen Comtech, Comtech Communication and Comtech Software, are established in the Shenzhen Special Economic Zone and have agreed to operate for a minimum of ten years in China, Shenzhen Comtech was and Comtech Communication and Comtech Software have been and will continue to be, entitled to preferential income tax treatment under PRC law as follows:

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

Following expiration of the preferential tax treatment described above, our PRC operating companies located in the Shenzhen Special Economic Zone will be subject to the statutory tax rate of 15%. In addition, Shanghai E&T, our PRC operating company located in the Shanghai Qingpu Zone, has elected to be taxed on a deemed basis at 0.5% of its net revenue in accordance with guidelines issued by the local tax authority in the Shanghai Qingpu Zone in 2004. Two of our Hong Kong incorporated subsidiaries, Comtech HK and Comtech Broadband, are subject to the Hong Kong statutory tax rate of 17.5%.

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate for the third quarter of 2006 was 7.2% whereas that for the same period of 2005 was 6.0%. Our decrease in the effective tax rate was mostly due to the commencement of the preferential income tax period for Comtech Software.

Three month period ended September 30, 2006 compared to three month period ended September 30, 2005

Overview

We have two reportable operating segments: Component Solutions, for which we provide customized module design solutions focusing primarily in the mobile handset, telecommunications equipment and digital media end-markets, and Engineering Services for which we provide technology and engineering services, technology services, business process outsourcing, network system integration and related training and maintenance services.

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Engineering Services segment for the three months ended September 30:

	2006	2005
	RMB’000	RMB’000
Component Solutions
Net revenue	326,336	215,225
Income from operations	27,923	23,545
Engineering Services
Net revenue	14,843	—
Income from operations	603	—
Total
Net revenue	341,179	215,225
Income from operations	28,526	23,545

Total net revenue increased RMB125,954 thousand, or 58.5% in the third quarter of 2006 when compared to the third quarter of 2005. The increase was mainly contributed by an increase in component solutions sales by approximately RMB111 million. Total income from operations increased RMB4,981 thousand, or 21.2% in the third quarter of 2006 when compared to the third quarter of 2005. The increase was mainly due to higher net revenue from all business segments, and partly offset by increases in operating expenses.

Gross margin

Overall gross margin amount was RMB63,954 thousand in the third quarter 2006, an increase of RMB25,763 thousand, or 67.5% when compared to RMB38,191 thousand in the third quarter of 2005. Overall gross margin percentage was 18.7% in the third quarter of 2006, as compared to 17.7% in the third quarter of 2005. The increase in both gross margin amount and percentage is primarily attributed to a change in product mix. Digital media module related sales have a higher average margin (20% to 30%) than the other two market sales.

Component Solutions

Net revenue and income from operations for Component Solutions (CS) for the three months ended September 30, 2006 and 2005 were as follows:

	2006	2005
	RMB’000	RMB’000
Component Solutions:
Mobile handset	130,257	110,461
Telecommunications equipment	117,913	86,609
Digital media and others	78,166	18,155

Net revenue	326,336	215,225
Income from operations	27,923	23,545

Component Solutions net revenue increased RMB111,111 thousand, or 51.6% in the third quarter of 2006 when compared to the third quarter of 2005. The increase was primarily due to the higher revenue from the sales of digital media components, which increased more than RMB60.0 million, as well as the continued growth in the sales of both mobile handset and telecommunications equipment markets, which increased revenue by RMB19.8 million and RMB31.3 million, respectively.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types in the third quarter of 2006 when compared to the third quarter of 2005. The increase in digital media and other components sales was due to more variety of products, such as digital home entertainment products.

Component Solutions income from operations increased RMB4,378 thousand, or 18.6% in the third quarter of 2006 when compared to the third quarter of 2005. The increase was mainly attributed to a significant increase in net revenue from all markets in the Component Solutions segment. This increase in net revenue and gross margin was partly offset by an increase in operating expenses, which resulted from an increase in cost for higher sales volumes, larger research and development expenses for more product variety, and for additional office space and employees.

Engineering Services

Net revenue and income from operations for Engineering Services for the three months ended September 30, 2006 and 2005 were as follows:

	2006	2005
	RMB’000	RMB’000
Net revenue	14,843	—
Income from operations	603	—

Engineering Services net revenue and income from operations were derived from the provision of technology and engineering services, technology services, business process outsourcing, network system integration and related training and maintenance services after the acquisition of the Huameng PRC in January 2006.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB35,631 thousand were RMB20,985 thousand or 143% higher than those of the same period last year. The details of the expenses for the three month period ended September 30 are as follows:

	2006	2005
	RMB’000	RMB’000
Selling expenses	13,748	4,765
R&D expenses	8,135	4,805
General and administrative expenses	13,748	5,076

	35,631	14,646

The increase in selling expenses by RMB8,983 thousand or approximately 189% was mainly attributed to an increase in sub-contracting service charge of RMB3 million, an increase in additional costs of RMB300 thousand for product logistics and transportation, additional bad debt provision of approximately RMB4.5 million for the three months ended September 30, 2006 compared to RMB1.2 million during the same period last year, and an increase in other direct selling expenses by approximately RMB2.4 million as a result of an increase in marketing and promotion expenditures, other sales-related expenses and cost of stock-based compensation.

Research and development expenses increased by RMB3,330 thousand or approximately 69%. The increase was primarily attributable to a significant increase in research and development personnel and engineers, in which the related staff costs (including stock-based compensation) and their related expenses increased by RMB1.6 million and RMB0.7 million respectively, and an increase in research and development facilities and related costs of approximately RMB1 million.

The increase in general and administrative expenses of RMB8,672 thousand or approximately 171% was mainly attributable to an increase in staff costs of RMB4.8 million for all supporting departments, including RMB3.5 million stock-based compensation cost, and an increase in group corporate expenses and compliance consulting fee of approximately RMB1.9 million.

Other non-operating income

Other non-operating income of RMB7,285 thousand in the third quarter of 2006 represented gain on disposal of a subsidiary, United Information Technology Company Limited, which engaged in the sale of multimedia storage products.

Interest expense

Interest expense in the third quarter of 2006 amounted to RMB850 thousand as compared to RMB560 thousand in the same period of 2005. The increase in interest expense was attributable to the increase in average interest rate and average bank borrowings balance.

Interest income

Interest income in the third quarter of 2006 amounted to RMB1,337 thousand, compared to RMB1,050 thousand in the same period of 2005. The increase was attributed to higher average deposit balances resulting from the cash inflow generated from operations.

Income tax

The effective tax rate for the three months ended September 30, 2006 was 7.2% compared to 6.0% for the comparable period in 2005. The increase in the effective tax rate was mostly due to the profit generated from non-PRC operating subsidiaries where the statutory tax rates are higher. The increase was offset in part by the commencement of the preferential tax period for one of our subsidiaries, Comtech Software.

Net income

As a result of the above items, net income for the three months ended September 30, 2006 was RMB32,624 thousand compared to a net income of RMB21,536 thousand in the corresponding period of 2005. Included in the third quarter 2006 net income was an amount of RMB5,468 thousand ($692 thousand) for share-based compensation cost as a result of the adoption of SFAS 123R, effective January 1, 2006. Excluding the non cash stock based compensation, net income for the quarter ended September 30, 2006 would have been RMB38,092 thousand ($4,819 thousand).

Earnings per share

We reported basic per share earnings of RMB1.01 for the third quarter of 2006 based on 32,393,508 outstanding weighted average shares and diluted per share earnings of RMB0.97 based on 33,751,117 outstanding weighted average shares and potential common stock equivalents, compared to basic per share earnings of RMB0.71 for the same period of 2005, based on 30,224,068 outstanding weighted average shares, and diluted per share earnings of RMB0.69 based on 31,432,482 outstanding weighted average shares and potential common stock equivalents. Excluding the non cash stock based compensation, we would have reported basic per share earnings of RMB1.18 ($0.15) and diluted per share earnings of RMB1.13 ($0.14) for the third quarter of 2006.

Nine month period ended September 30, 2006 compared to Nine month period ended September 30, 2005

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Engineering Services segment for the nine months ended September 30:

	2006	2005
	RMB’000	RMB’000
Component Solutions
Net revenue	910,821	594,784
Income from operations	88,420	66,358
Engineering Services
Net revenue	34,555	—
Income from operations	5,689	—
Total
Net revenue	945,376	594,784
Income from operations	94,109	66,358

Total net revenue increased RMB350,592 thousand, or 58.9% in the nine months ended September 30, 2006 when compared to the same period in 2005. The increase was mainly contributed by an increase in digital media sales by approximately RMB161.6 million as well as the continued growth in both mobile handset and telecom equipment components sales, which increased by RMB56.5 million and RMB97.9 million respectively. Increase in mobile handset and telecom equipment sales were due to the stable growth in both the customer base and product types for the first three quarters of 2006 when compared to 2005. Increase in digital media and others was due to more variety of products introduced, such as digital IPTV set top box and home entertainment products. Total income from operations increased RMB27,751 thousand, or 41.8% in the nine months ended September 30, 2006 when compared to the same period last year. The increase was mainly due to higher net revenues and gross margins from component solutions and engineering services, and partly offset by increases in operating expenses.

Gross margin

Overall gross margin amount was RMB175,438 thousand in the nine months ended September 30, 2006, an increase of RMB74,530 thousand, or 73.9% when compared to RMB100,908 thousand in the nine months ended September 30, 2005. Overall gross margin percentage was 18.6% in the nine months ended September 30, 2006, as compared to 17.0% in the nine months ended September 30, 2005. The increase in both gross margin amount and percentage is primarily attributed to a change in product mix. Digital media module related sales have a higher average margin (20% to 30%) than the mobile handset and telecommunications sales.

Component Solutions

Net revenue and income from operations for Component Solutions for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
	RMB’000	RMB’000
Component Solutions:
Mobile handset	378,704	322,227
Telecommunications equipment	329,426	231,510
Digital media and others	202,691	41,047

Net revenue	910,821	594,784
Income from operations	88,420	66,358

Component Solutions net revenue increased RMB316,037 thousand, or 53.1% in the nine months ended September 30, 2006 when compared to the same period in 2005. The increase was primarily due to the higher revenue from the sales of digital media components, which increased more than RMB161.6 million, as well as the continued growth in the sales of both mobile handset and telecommunications equipment components, which increased revenue by RMB56.5 million and RMB97.9 million, respectively.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the market size and product types for the nine months ended September 30, 2006 when compared to same period in 2005. The increase in digital media and other components sales was due to more variety of products introduced such as digital television products.

Component Solutions income from operations increased RMB22,062 thousand, or 33.2% for the nine months ended September 30, 2006 when compared to the same period in 2005. The increase was mainly attributed to a significant increase in net revenue from all product components in the Component Solutions segment. This increase in revenues from operations was partly offset by an increase in operating expenses, which resulted from an increase in cost for higher sales volumes, and for additional offices and employees.

Engineering Services

Net revenue and income from operations for Engineering Services for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
	RMB’000	RMB’000
Net revenue	34,555	—
Income from operations	5,689	—

Engineering Services net revenue and income from operations were derived from the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services after the acquisition of the Huameng PRC in January 2006.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB81,519 thousand for the nine months ended September 30, 2006 were RMB46,969 thousand or 136% higher than those of the same period last year. The details of the expenses for the nine month period ended September 30 are as follows:

	2006	2005
	RMB’000	RMB’000
Selling expenses	30,476	11,259
R&D expenses	22,300	8,953
General and administrative expenses	28,743	14,338

	81,519	34,550

The increase in selling expenses by RMB19,217 thousand or approximately 171% was mainly attributed to additional costs of RMB1.2 million associated with product logistics and transportation, additional bad debt provision of approximately RMB5.3 million, an increase in sub-contracting service charge of RMB3 million, an increase in other indirect selling expenses by approximately RMB9.7 million as a result of increase in the number of sales staff and sales offices, including the cost of stock-based compensation of approximately 1.7 million during the nine months ended September 30, 2006.

Research and development expenses increased by RMB13,347 thousand or approximately 149%. The increase was primarily attributable to an increase in research and development personnel and engineers, in which the related staff costs (including stock-based compensation) and related expenses increased by RMB7.9 million and RMB2.1 million respectively, and an increase in research and development facilities and related costs of RMB3.3 million.

The increase in general and administrative expenses of RMB14,405 or approximately 100% was mainly attributable to an increase in staff costs of RMB8.6 million due to an increase in staff for all supporting departments of the Company, including RMB6.7 million attributable to stock-based compensation cost, an increase in group corporate expenses and compliance consulting fee of approximately RMB1.4 million.

Other non-operating income

Other non-operating income of RMB7,285 thousand in the third quarter of 2006 represented gain on disposal of a subsidiary, United Information Technology Company Limited, which engaged in the sale of multimedia storage products.

Interest expense

Interest expense in nine months ended September 2006 amounted to RMB1,956 thousand as compared to RMB1,508 thousand in the same period of 2005. The increase in interest expense was attributable to the increase in the average interest rate and average bank borrowings balance.

Interest income

Interest income in the nine months ended September 2006 amounted to RMB5,010 thousand, compared to RMB1,153 thousand in the same period of 2005. The significant increase was attributed to higher average deposit balances resulting from the proceeds received in the public offering in July 2005 and the cash inflow generated from operations.

Income tax

The effective tax rate for the nine months ended September 30, 2006 was 8.2% compared to 7.1% for the comparable period in 2005. The increase in the effective tax rate was mostly due the profit generated from other non-PRC operating subsidiaries where the statutory tax rates are higher. The increase was offset in part by the commencement of the preferential income tax period for Comtech Software.

Net income

As a result of the above items, net income for the nine months ended September 30, 2006 was RMB87,625 thousand compared to a net income of RMB58,552 thousand in the corresponding period of 2005. Included in the net income for the nine months ended September 30, 2006 was an amount of RMB10,971 thousand ($1,388 thousand) for share-based compensation cost as a result of the adoption of SFAS 123R, effective January 1, 2006. Excluding the non cash stock based compensation, net income for the nine months ended September 30, 2006 would have been RMB98,596 thousand ($12,474 thousand).

Earnings per share

We reported basic per share earnings of RMB2.73 for the nine months ended September 30, 2006 based on 32,051,551 outstanding weighted average shares and diluted per share earnings of RMB2.61 based on 33,537,876 outstanding weighted average shares and potential common stock equivalents, compared to basic per share earnings of RMB2.16 for the same period of 2005, based on 27,064,010 outstanding weighted average shares, and diluted per share earnings of RMB2.06 based on 28,364,299 outstanding weighted average shares and potential common stock equivalents. Excluding the non cash stock based compensation, we would have reported basic per share earnings of RMB3.08 ($0.39) and diluted per share earnings of RMB2.94 ($0.37) for the first three quarters of 2006.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one to one and a half months, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital is needed to fund this time difference.

As at September 30, 2006, we had no material commitments for capital expenditures.

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

As of September 30, 2006, we had working capital of RMB608,397 thousand as compared with working capital of RMB507,349 thousand at December 31, 2005.

Cash provided by operating activities of RMB54,428 thousand for the nine months ended September 30, 2006 compared to cash provided by operating activities of RMB13,735 thousand in the corresponding period of 2005. Cash provided by operating activities as compared to prior period was primarily due to an increase in trade accounts payable of RMB38,221 thousand which was due to tight payment control, and a decrease in inventory of RMB19,128 thousand. Cash provided by operating activities was partly off-set by an increase in trade accounts receivable of RMB65,140 thousand and an increase in bills receivable of RMB32,830 thousand. Trade accounts receivable increased due to a higher revenue which was recorded in the first nine months 2006. Bills receivable increased due to a general increase in the level of sales activity where settlement is in the form of bills receivables. Bills receivables can be discounted to banks for cash at any time, but this would give rise to certain financial expenses since these bills are discounted before the maturity date.

Cash provided by investing activities of RMB4,684 thousand during the first three quarters of 2006 was mainly for sale of a subsidiary, net of cash disposal, of RMB27,742 thousand. Cash provided by investing activities was partly off-set by purchases of fixed assets of RMB6,512 thousand and the acquisition of subsidiaries, net of cash acquired, of RMB13,097 thousand.

Net cash provided by financing activities was RMB37,649 thousand during the first three quarters of 2006. The financing net cash inflows were mainly contributed by net proceeds for exercises of stock options of approximately RMB15,981 thousand and additional net bank borrowings of RMB21,668 thousand.

Indebtedness

On October 7, 2005, Comtech Hong Kong entered into a RMB39,520 thousand ($5,000 thousand) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited ("SCB"), and a RMB71,136 thousand ($9,000 thousand) U.S. dollar denominated facility with Bank of China ("BOC"). Both of the SCB and BOC facilities are guaranteed by Comtech Group, Inc. Apart from cash generated from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

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

As of the date of this filing, the outstanding loan balance under the BOC facility was RMB9,674 thousand ($1,224 thousand), leaving RMB61,462 thousand ($7,776 thousand) in availability. This facility is secured by funds on deposit in an amount of $3,000,000, and bears interest from LIBOR plus 2% to 2.25% per annum, depending on the different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC.

Some of our customers enter into arrangements with their respective banks for the purpose of settling their invoices with us. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.9% of the balance transferred, which is recorded as interest expense. As of September 30, 2006, we had discounted bills receivable amounting to approximately RMB48,025 thousand ($6,076 thousand).

Future liquidity needs

As of September 30, 2006, the Company had approximately RMB267,459 thousand ($33,838 thousand) in cash and cash equivalents. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

Allowance for doubtful accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of September 30, 2006, our accounts receivable balance was RMB344,629 thousand ($43,602 thousand), net of a RMB15,165 thousand ($1,919 thousand) allowance for doubtful accounts. As our business grows, we expect our accounts receivable balances to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

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

The value of the RMB is subject to changes in the PRC’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but in July 2005 the PRC government announced that it will no longer peg its currency exclusively to the USD but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People's Bank of China, which will likely increase the volatility of RMB as compared to USD. As of September 30, 2006, the exchange rate is RMB7.9040 to $1.

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

In the past, we have experienced minimal foreign exchange gain and losses to date due to the relative stability of the RMB. We had a comprehensive loss of RMB14,391 thousand ($1,821 thousand) due to foreign exchange translation of our foreign subsidiaries as of September 30, 2006. We do not know what further effect the decoupling of the RMB from the USD will have on our financial statements and results of operations. We do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuations.

Interest rate risk

We are exposed to interest rate risk arising from having short-term variable rate borrowings from time to time. Our future interest expense would fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB57,699 thousand ($7,300 thousand) as of September 30, 2006. Based on a variable rate of return, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB577 thousand ($73 thousand). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rates.

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

Item 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material development in the Company's legal proceedings from those previously disclosed in the Company's Form 10-Q for the period ended June 30, 2006.

Except as previously disclosed, we are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.

Item 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(b)	Exhibits

10.1	Agreement, dated August 6, 2006, between Comtech Group, Inc. and United Information Technology Co., Ltd. (1)

10.2	Termination Agreement, dated August 6, 2006, between Comtech Group, Inc. and United Information Technology Co., Ltd. (1)

10.3	Shares Acquisition Agreement, dated August 6, 2006, between Comtech (China) Holding Ltd. and Duckworth Investments Limited. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Comtech’s Current Report on Form 8-K dated August 6, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH GROUP, INC.
November 14, 2006	By:	/s/ Jeffrey Kang

Jeffrey Kang
Chief Executive Officer and President

November 14, 2006	By:	/s/ Hope Ni

Hope Ni
Chief Financial Officer