Form 10-Q
period 2007-03-31
Comtech Group Inc
filed 2007-05-10
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Large accelerated filer  ☐    Accelerated filler  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐     No  ☒

There were 37,572,479 shares of the Registrant’s Common Stock issued and outstanding on May 7, 2007.

Comtech Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

	March 31, 2007	March 31, 2007	Dec 31, 2006
	$’000	RMB’000	RMB’000
Assets
Current assets:
Cash	43,199	333,635	375,147
Pledged bank deposits	7,150	55,219	55,416
Trade accounts receivable, net of allowance for doubtful accounts	40,859	315,563	278,589
Bills receivable	2,962	22,879	31,797
Prepaid expenses and other receivables	2,128	16,433	14,254
Inventories	12,414	95,877	71,959

Total current assets	108,712	839,606	827,162

Property and equipment, net	1,628	12,572	12,395
Intangible assets, net	2,299	17,752	19,528
Investment in an affiliated company	54	416	416
Goodwill	6,046	46,692	46,692
Other assets	117	905	905

Total Assets	118,856	917,943	907,098

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	17,375	134,188	114,217
Bank borrowings	4,254	32,857	30,272
Amounts due to related parties	192	1,483	1,522
Income taxes payable	1,098	8,477	9,270
Accrued expenses and other liabilities	5,210	40,238	86,253

Total current liabilities	28,129	217,243	241,534

Minority interests	169	1,304	1,646

Stockholders’ equity
Common stock (USD 0.01 par value – authorized 200,000,000 shares; issued and outstanding 33,172,479 shares in 2007 and 32,971,901 shares in 2006)	355	2,740	2,725
Additional paid-in capital	53,349	412,024	402,721
Retained earnings	39,415	304,411	275,890
Accumulated other comprehensive loss	(2,561)	(19,779)	(17,418)

Total stockholders’ equity	90,558	699,396	663,918

Total liabilities and stockholders’ equity	118,856	917,943	907,098

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three months ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	$’000	RMB’000	RMB’000
Net Sales
Product revenue	43,127	333,077	263,822
Services revenue	1,433	11,066	7,905

	44,560	344,143	271,727
Cost of sales
Cost of goods sold	(35,037)	(270,599)	(215,988)
Cost of services	(1,001)	(7,730)	(3,706)

	(36,038)	(278,329)	(219,694)
Gross profit	8,522	65,814	52,033
Selling, general and administrative expenses	(3,395)	(26,219)	(11,357)
Research and development expenses	(1,108)	(8,557)	(7,102)
Other operating income	8	60	40

Income from operations	4,027	31,098	33,614
Interest expense	(100)	(769)	(412)
Interest income	220	1,700	2,084

Income before income taxes and minority interests	4,147	32,029	35,286
Income taxes	(384)	(2,964)	(3,633)

Income before minority interests	3,763	29,065	31,653
Minority interests in income of consolidated subsidiaries	(70)	(544)	(5,428)

Net income	3,693	28,521	26,225

	$	RMB	RMB
Earnings per share
- Basic	0.11	0.86	0.83

- Diluted	0.11	0.83	0.79

Weighted average number of shares outstanding
- Basic	33,057,444	33,057,444	31,668,368

- Diluted	34,317,751	34,317,751	33,262,247

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	$’000	RMB’000	RMB’000
Cash Flows from Operating Activities:
Net income	3,693	28,521	26,225
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation expense	105	814	587
Amortization of intangible assets	230	1,776	—
Minority interests	70	544	5,428
Stock-based compensation	1,208	9,332	2,399
Change in current assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,190)	(32,364)	(25,873)
Bill receivables	1,155	8,918	1,656
Prepaid expenses and other receivables	(276)	(2,129)	(9,311)
Amount due from a minority shareholder	—	—	(39)
Inventories	(3,056)	(23,604)	24,709
Trade accounts payable	2,518	19,444	(30,238)
Income taxes payable	(115)	(890)	1,744
Accrued expenses and other liabilities	(1,255)	(9,691)	(1,703)

Net cash provided by/(used in) operating activities	87	671	(4,416)

Cash flows from investing activities:
Purchases of property and equipment	(129)	(996)	(2,378)
Decrease in pledged bank deposits	25	197	47
Acquisition of subsidiary, net of cash required	—	—	(1,847)
Settlement for acquisitions of subsidiaries in 2006	(4,752)	(36,701)	—

Net cash used in investing activities	(4,856)	(37,500)	(4,178)

Cash flows from financing activities:
Proceeds from exercise of stock warrants and options	—	—	11,492
Proceeds from new bank borrowings	270	2,085	8,458

Net cash provided by financing activities	270	2,085	19,950

Effect of exchange rate changes on cash	(876)	(6,768)	(1,381)

Net (decrease)/increase in cash	(5,375)	(41,512)	9,975
Cash at beginning of the period	48,574	375,147	177,098

Cash at end of the period	43,199	333,635	187,073

See accompanying notes to condensed consolidated financial statements.

Note 1 – Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the “Company”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Company’s 2006 audited consolidated financial statements included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 16, 2007. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in that 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the March 31, 2007 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the closing rate in New York City on March 31, 2007 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of USD 1.00 = RMB 7.7232. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any other certain rate on March 31, 2007, or at any other certain date.

The value of the RMB is subject to changes in the PRC’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government announced in July 2005 that it would no longer peg its currency exclusively to the USD. Although currently the RMB exchange rate versus the USD is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the policy would increase the volatility of RMB as compared to USD.

Note 2 – Organization And Nature Of Business

The Company and its subsidiaries are principally engaged in the sale of component parts for electronic devices and equipment such as liquid crystal display, cameras, persistent storage, and peripheral devices for wireless handsets and fixed-line telecommunications to manufacturers in the PRC and other overseas countries. The Company and its subsidiaries also provide technology and engineering, business process outsourcing and other services in the PRC.

Note 3 – Summary Of Principal Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Revenue recognition

Sales of components

The Company recognizes revenue when the components are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

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

Certain PRC subsidiaries of the Company are eligible to receive a refund of a portion of the VAT paid to the local tax authority. The refund is reported as other revenue in the consolidated statements of income, as it is akin to a government operating subsidy, and is recognized upon receipt since the refund amount is discretionary and the amount varies year to year based on the availability of government funds as determined by the local tax authority.

Services

Revenue for services is generally recognized when services are performed.

Revenue is recorded net of value added tax incurred. Value added taxes amounted to RMB15,666 thousand ($2,028 thousand) and RMB14,822 thousand, for the three months ended March 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No 159). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We are required to adopt SFAS No. 159 beginning on January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Although we will continue to evaluate the provisions of SFAS No. 159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on our results of operations or financial condition. We did not have any unrecognized tax benefits as of January 1, 2007 or March 31, 2007.

Note 4 – Financing Arrangements

To reduce the credit risk to the Company’s subsidiaries, the Company’s subsidiaries have required certain customers to pay for the sale of the products by bills receivables. Bills receivable represents short-term notes receivable issued by a financial institution that entitles the Company’s subsidiaries to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Company’s subsidiaries have experienced no losses on bills receivable.

The Company’s subsidiaries, in certain circumstances, have arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Company’s subsidiaries and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.8% of the balance transferred, which is recorded as interest expenses.

For certain bills receivable sold to banks that the Company’s subsidiaries have surrendered control, the Company’s subsidiaries derecognised the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As at March 31, 2007 and December 31, 2006 we have derecognized discounted bills receivable amounting to RMB 37,326 thousand ($4,833 thousand) and RMB58,531 thousand (US$7,500 thousand), respectively in accordance with SFAS No. 140.

Note 5 – Stock-Based Compensation

(a) Options and stock warrants assumed under the Share Exchange Agreement

Prior to the share exchange transaction between Trident Rowan Group Inc. (“Trident”) and the Company (the “Share Exchange Agreement”), the Board of Directors of Trident adopted, and the then stockholders of Trident approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”) under which 5,000 options would be granted annually to each non-employee director of Trident for each full year of service on the Board of Trident. As part of the Share Exchange Agreement, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of $3.00 each and expire on July 1, 2009. Since the Share Exchange Agreement, the Company has not granted additional options under the Directors’ Plan. None of the options exercisable under the Directors’ Plan was exercised in the three months ended March 31, 2007 or 2006. As of March 31, 2007, the aggregate intrinsic value of the outstanding exercisable options was $1,665 thousand.

Prior to the Share Exchange Agreement, Trident granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock which were assumed by the Company as a part of the Share Exchange Agreement. The stock warrants assumed by the Company have a weighted average exercisable price per stock warrant of $2.76 each and expire on July 1, 2009. During the three months ended March 31, 2007 and 2006, 145,105 and 137,450 stock warrants with weighted average exercisable price per stock warrant of $2.62 and $2.73 each were exercised respectively. As of March 31, 2007, 25,923 exercisable stock warrants remained outstanding with a weighted average exercisable price per stock warrant and aggregate intrinsic value of $2.94 each and $377 thousand respectively.

(b) 2004 Incentive Plan

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

Stock options

A summary of stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD’000
Balance as of December 31, 2006	1,313,519	4.01

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance as of March 31, 2007	1,313,519	4.01	7.75	17,699

Exercisable as of March 31, 2007	789,561	3.98	7.75	10,662

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	62,738	9.89
Vested	(33,899)	9.83

Balance as of March 31, 2007	28,839	9.96

The total fair value of non-vested equity share units vested during the three months ended March 31, 2007 was $333 thousand. As of March 31, 2007, the aggregate unamortized fair value of all non-vested equity share units was $287 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 0.52 years.

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	69,334	10.12
Vested	(34,667)	10.12

Balance as of March 31, 2007	34,667	10.12

The total fair value of non-vested performance shares vested during the three months ended March 31, 2007 was $351 thousand. As of March 31, 2007, the aggregate unamortized fair value of all non-vested share units was $351 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 0.30 years.

(c) 2006 Incentive Plan

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

Non-vested equity share unit

A summary of non-vested equity share unit issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	—	—
Granted on February 14, 2007 (note i)	6,505	15.37
Granted on March 14, 2007 (note ii)	55,000	15.20
Granted on March 14, 2007 (note iii)	16,000	15.20
Vested	(16,000)	15.20

Balance as of March 31, 2007	61,505	15.22

Note	i The stock awards vest 50% on June 30, 2007, 25% on September 30, 2007 and 25% on December 31, 2007.
Note	ii The stock awards vest in equal quarterly installments over a period of one year from the date of grant.
Note	iii The stock awards were fully vested on the date of grant.

The total fair value of non-vested equity share units vested during the three months ended March 31, 2007 was $243 thousand. As of March 31, 2007, the aggregate unamortized fair value of all non-vested equity share units was $936 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 0.93 years.

Note 6 – Earnings Per Share

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

	Three month period ended March 31, 2007	Three month period ended March 31, 2006
Weighted average number of shares outstanding – basic	33,057,444	31,668,368
Effect of diluted securities attributable to share-based payments	1,260,307	1,593,879

Weighted average number of shares outstanding – diluted	34,317,751	33,262,247

Note 7 – Operating Segment Information

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

Segment information is summarized as follows:

	Three month period ended March 31, 2007	Three month period ended March 31, 2006
	RMB’000	RMB’000
Net revenue
Component Solutions
Mobile handset	137,934	120,022
Telecommunications equipment	109,864	95,184
Digital Media and others	85,279	48,616

	333,077	263,822
Services	11,066	7,905

Total net revenue	344,143	271,727

Income from operations
Component Solutions	43,304	34,191
Services	230	3,308
Unallocated	(12,436)	(3,885)

Total income from operations	31,098	33,614
Interest Income	1,700	2,084
Interest expense	(769)	(412)

Income before income taxes and minority interests	32,029	35,286

	March 31, 2007	December 31, 2006
	RMB’000	RMB’000
Total assets
Component Solutions	746,424	747,577
Services	163,306	150,519
Unallocated	8,213	9,002

	917,943	907,098

Note 8: Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three month period ended March 31, 2007	Three month period ended March 31, 2006
	RMB’000	RMB’000
Net income	28,521	26,225
Other comprehensive loss
Foreign currency translation	(2,361)	(1,988)

Comprehensive income	26,160	24,237

Note 9: Subsequent Event

On April 23, 2007, the Company and certain of its stockholders (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Lehman Brothers Inc., as representative of the several underwriters named therein (the “Underwriters”) pursuant to which the Company agreed to issue and sell 4,400,000 shares of the Company’s common stock, par value $0.01 per share, and the Selling Stockholders agreed to sell 1,100,000 shares of the Company’s common stock (together, the “Firm Stock”) to the Underwriters at a price per share of US $16.6688. In addition, the Company and the Selling Stockholders have granted the Underwriters an option to purchase up to an additional 825,000 shares (“Over-Allotment Shares”) to cover over-allotments, if any, at the same price per share as the Firm Stock.

The Company completed the sale of the Firm Stock on April 27, 2007. On May 9, 2007, the Underwriters exercised their over-allotment option and the Company completed the sale of the Over-Allotment Shares upon exercise of the over-allotment. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses was approximately US $83.3 million upon sale of the Firm Stock and the Over-Allotment Shares. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders.

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

For the quarter ended March 31, 2007, we have two reportable operating segments: Component Solutions, consisting of revenues generated from the sales of components relating to our customized module design solutions focusing primarily in the mobile handset, telecommunications equipment and digital media end-markets, and services revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services.

Principal Factors Affecting Our Results Of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net sales and gross profit are affected by our product mix. Over the last year, digital media components sales, which have generally higher profit margins than our mobile handset module components sales and our telecom equipment module components sales, have constituted a significantly greater portion of our total net sales as compared to previous years.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2005, we began targeting the digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating sales from customized module design solutions for digital home entertainment products, primarily for digital set-top boxes, through sales to our existing end-customers. We anticipate that sales related to the digital media end-markets will generally have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as this industry mature. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

Net Revenue

Product Revenue

We do not charge our customers an independent design fee for our solutions. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customers for these components compensates us for our design, technical support and distribution services. Our net sales includes a 17% value-added tax, or VAT.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of March 31, 2007, we had approximately 350 engineers and 200 other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Minority Interests

Minority interests consist of 45% of the outstanding equity interest in Comtech Broadband. For the three months ended March 31, 2007, approximately 13.8% of our total net sales was generated through this subsidiary.

Previously, 40% of the outstanding equity interest in Comtech Wireless, 48.9% of the outstanding equity interest in Huameng and 1.4% of the outstanding equity interest in OAM, a non operating Italian subsidiary, was held by minority shareholders of these entities. On March 26, 2007, COGO Engineering Services Limited (previously, Huameng Engineering Services Limited) and Comloca Technology (Shenzhen) Company Limited became wholly owned subsidiaries of the Company. In January 2007, we sold our interest in OAM, a non operating Italian subsidiary.

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

•

we believe that we will not generate any significant amount of income under the income imputation rules applicable to a United States company that owns “controlled foreign corporations” for United States federal income tax purposes.

Our subsidiaries that are incorporated in Cayman Islands and the British Virgin Islands are not subject to income taxes in those jurisdictions.

Our subsidiaries incorporated in Hong Kong, Comtech Hong Kong and Comtech Broadband, are subject to taxes on their profits in Hong Kong at 17.5% for 2007 and 2006.

The general statutory tax rate applicable to PRC companies is 33%, while the statutory tax rate applicable to PRC companies in the Shenzhen Special Economic Zone in China is 15%. Since three of our PRC operating companies, Shenzhen Comtech, Comtech Communication and Comtech Software, which are established in the Shenzhen Special Economic Zone, have agreed to operate for a minimum of 10 years in China and more than 50% of their revenues will be derived from their manufacturing operations, Shenzhen Comtech was, and Comtech Communication and Comtech Software have been and will continue to be, entitled to preferential income tax treatment under PRC law as follows:

•	Shenzhen Comtech was subject to a three-year preferential tax rate of 7.5% in 2002, 2003 and 2004 and a tax rate of 15% in 2005, 2006 and 2007;

•	Comtech Communication had been operated under a zero-tax exemption in 2003 and 2004, and subject to a three-year preferential tax rate of 7.5% in 2005, 2006 and 2007; and

•	Comtech Software had been operated under a zero-tax exemption in 2005 and 2006, and subject to a three-year preferential tax rate of 7.5% in 2007, 2008 and 2009.

Our acquired PRC operating companies, Viewtran PRC, Huameng PRC and Comloca PRC, which are also located in the Shenzhen Special Economic Zone, have no taxable profit for the first quarter of 2007. Following expiration of the preferential tax treatment described above, our PRC operating companies located in the Shenzhen Special Economic Zone will be subject to the statutory tax rate of 15%. In addition, Shanghai E&T, our PRC operating company located in the Shanghai Qingpu Zone, has elected to be taxed on a deemed basis at 2.31% of its net sales in accordance with guidelines issued by the local tax authority in the Shanghai Qingpu Zone since 2004. As a result of the incentives above, our operations have been subject to low tax rates. Our effective tax rate was 9.3% and 10.3% in the first quarter of 2007 and 2006, respectively. The decrease in our effective tax rate was mostly due to the commencement of the preferential income tax period for Comtech Software.

On March 16, 2007, the National People’s Congress of China passed the PRC Enterprise Income Tax Law, which will take effect as of January 1, 2008. In accordance with the new law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Effective from January 1, 2008, this 25% unified tax rate will replace the 33% tax rate currently in effect through 2007. In addition, enterprises established prior to March 16, 2007 eligible for certain preferential tax treatment in accordance with currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the new 25% tax rate over a five-year transition period starting from January 1, 2008, the effective date of the new law. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementation rules to be issued in the near future.

Three month period ended March 31, 2007 compared to three month period ended March 31, 2006

Overview

We have two reportable operating segments: Component Solutions, for which we provide customized module design solutions in the PRC focusing primarily in the mobile handset, telecommunications equipment and consumer electronics end-markets; and Services for which we provide technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

The following table sets forth information regarding the breakdown of revenues between our Component Solutions segment and Services segment for the three months ended March 31:

	2007	2006
	RMB’000	RMB’000
Component Solutions
Net revenue	333,077	263,822

Services
Net revenue	11,066	7,905

Total
Net revenue	344,143	271,727

Total net revenue increased RMB72,416 thousand, or 26.7% in the first quarter of 2007 when compared to the first quarter of 2006. The increase was mainly attributable to an increase in component solutions sales by approximately RMB69 million.

Gross margin

Overall gross margin amount was RMB65,814 thousand in the first quarter 2007, an increase of RMB13,781 thousand, or 26.5% when compared to RMB52,033 thousand in the first quarter of 2006. Overall gross margin percentage was 19.1% in the first quarter of 2007, as compared to 19.1% in the first quarter of 2006.

Component Solutions

Net revenue for Component Solutions for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
	RMB’000	RMB’000
Component Solutions:
Mobile handset	137,934	120,022
Telecommunications equipment	109,864	95,184
Consumer electronics and others	85,279	48,616

Net revenue	333,077	263,822

Component Solutions net revenue increased RMB69,225 thousand, or 26.2% in the first quarter of 2007 when compared to the first quarter of 2006. The increase was primarily due to the growth in the sales of mobile handset and telecommunications equipment components, which increased revenue by RMB17.9 million and 14.7 million respectively.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types in the first quarter of 2007 when compared to the first quarter of 2006. The increase in digital media and other components sales was due to more variety of products.

Services

Net revenue for Services for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
	RMB’000	RMB’000
Net revenue	11,066	7,905

Services net revenue increased RMB3,161 thousand, or 40.0% in the first quarter of 2007 when compared to the first quarter of 2006. The increase was mainly contributed by the higher revenue from engineering software sales.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB 34,776 thousand were RMB 16,317 thousand or 88% higher than those of the same period last year. The details of the expenses for the three month period ended March 31 are as follows:

	March 31, 2007	March 31, 2006
	RMB’000	RMB’000
Selling expenses	9,639	6,339
R&D expenses	8,557	7,102
General and administrative expenses	16,580	5,018

	34,776	18,459

The increase in the selling expenses by RMB3,300 thousand or approximately 52.1% was mainly attributed to additional bad debt provision of approximately RMB3.8 million for the three months ended March 31, 2007 compared to RMB1.2 million during the same period last year, and an increase in other direct selling expenses by approximately RMB0.7 million as a result of an increase in product logistics and transportation, other sales-related expenses and cost of stock-based compensation.

Research and development expenses increased by RMB1,455 thousand or approximately 20.5%. The increase was primarily attributable to a significant increase in research and development personnel and engineering staff costs (including stock-based compensation).

The increase in general and administrative expenses of RMB11,562 thousand or approximately 230.4% was mainly attributable to an increase of RMB3.0 million in stock-based compensation costs, an increase in group corporate expenses and compliance consulting fees of approximately RMB6.8 million and an exchange loss of approximately RMB1.8 million.

Interest expense

Interest expense in the first quarter of 2007 amounted to RMB769 thousand as compared to RMB412 thousand in the same period of 2006. The increase in interest expense was attributable to the increase in average interest rate and average bank borrowing balance.

Interest income

Interest income in the first quarter of 2007 amounted to RMB1,700 thousand, compared to RMB2,084 thousand in the same period of 2006. The decrease was attributed to lower average deposit balances and partly offset by the cash inflow generated from operations.

Income tax

The effective tax rate for the three months ended March 31, 2007 was 9.3% compared to 10.3% for the comparable period in 2006. The decrease in the effective tax rate was mostly due to the commencement of the preferential tax period for one of our subsidiaries, Comtech Software.

Net income

As a result of the above items, net income for the three months ended March 31, 2007 was RMB28,521 thousand compared to a net income of RMB26,225 thousand in the corresponding period of 2006.

Earnings per share

We reported basic per share earnings of RMB0.86 for the first quarter of 2007, and diluted per share earnings of RMB0.83, compared to basic per share earnings of RMB0.83 for the same period of 2006, and diluted per share earnings of RMB0.79.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, working capital is needed to fund this time difference.

As at March 31, 2007, we had no material commitments for capital expenditures.

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

As of March 31, 2007, we had working capital of RMB622,363 thousand as compared with working capital of RMB585,628 thousand at December 31, 2006.

Cash provided by operating activities of RMB671 thousand for the three months ended March 31, 2007 compared to cash used in operating activities of RMB4,416 thousand in the corresponding period of 2006. Cash provided by operating activities as compared to prior period was primarily due to an increase in trade accounts payable of RMB19,444 thousand which was due to tight payment control and a decrease in bills receivable of RMB8,918 thousand. Cash provided by operating activities was partly off-set by an increase in trade accounts receivable of RMB32,364 thousand and an increase in inventory of RMB23,604 thousand. Trade accounts receivable increased due to a higher revenue which was recorded in the first three months of 2007.

Cash used in investing activities of RMB37,500 thousand during the first three months of 2007 was mainly for settlement of payable for acquisitions of subsidiaries that were consummated in 2006, of RMB36,701 thousand, and purchases of fixed assets of RMB996 thousand.

Net cash provided by financing activities was RMB2,085 thousand during the first three months of 2007. The financing net cash inflows were mainly contributed by additional bank borrowings of RMB2,085 thousand.

Indebtedness

On October 7, 2005, Comtech Hong Kong entered into a RMB39,972 thousand ($5,000 thousand) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”), and a RMB71,949 thousand ($9,000 thousand) U.S. dollar denominated facility with Bank of China (“BOC”). In 2006, BOC increased the amount available under the facility to RMB115,848 thousand ($15,000 thousand). Both of the SCB and BOC facilities are guaranteed by Comtech Group, Inc. Apart from cash generated from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

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

As of the date of this filing, the outstanding loan balance under the BOC facility was RMB32,857 thousand ($4,254 thousand), leaving RMB82,991 thousand ($10,746 thousand) in availability. This facility is secured by funds on deposit in an amount of $5,000,000, and bears interest from 1.75% per annum over HIBOR or U.S. prime, depending on the different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC.

Some of our customers enter into arrangements with their respective banks for the purpose of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to a discounting bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.69% to 0.8% of the balance transferred, which is recorded as interest expense. During the quarter ended March 31, 2007, we discounted bills receivable amounting to approximately RMB24,326 thousand ($3,150 thousand).

Future liquidity needs

As of March 31, 2007, the Company had approximately RMB333,635 thousand ($43,199 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

On April 23, 2007, the Company and certain of its stockholders (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Lehman Brothers Inc., as representative of the several underwriters named therein (the “Underwriters”) pursuant to which the Company agreed to issue and sell 4,400,000 shares of the Company’s common stock, par value $0.01 per share, and the Selling Stockholders agreed to sell 1,100,000 shares of the Company’s common stock (together, the “Firm Stock”) to the Underwriters at a price per share of US $16.6688. In addition, the Company and the Selling Stockholders have granted the Underwriters an option to purchase up to an additional 825,000 shares (“Over-Allotment Shares”) to cover over-allotments, if any, at the same price per share as the Firm Stock.

The Company completed the sale of the Firm Stock on April 27, 2007. On May 9, 2007, the Underwriters exercised their over-allotment option and the Company completed the sale of the Over-Allotment Shares upon exercise of the over-allotment. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses was approximately US $83.3 million upon sale of the Firm Stock and the Over-Allotment Shares. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our reporting currency is the Renminbi. Transactions in other currencies are recorded at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into Renminbi at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counterparts.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of March 31, 2007, the exchange rate between RMB and U.S. dollar was $1 to RMB7.7232.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. The majority of our net sales and purchases are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could reduce our sales and revenues. In addition, from time to time we may have U.S. dollar denominated borrowings, and therefore a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB(2.4 million) ($(0.3 million)) for the quarter ended March 31, 2007. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB32.9 million ($4.3 million) as of March 31, 2007. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

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

Item 4.	CONTROLS AND PROCEDURES

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

Item 4T.	CONTROLS AND PROCEDURES

Not Applicable

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

On March 26, 2007, COGO Engineering Services Limited (previously, Huameng Engineering Services Limited) and Comloca Technology (Shenzhen) Company Limited became wholly owned subsidiaries of the Company as a result of the Company increasing its shareholdings in these entities to 100%. In January 2007, we sold our interest in OAM, a non operating Italian subsidiary.

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

COMTECH GROUP, INC.

May 10, 2007	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chief Executive Officer and President (Principal Executive Officer)

May 10, 2007	By:	/s/ Hope Ni
Hope Ni
Chief Financial Officer (Principal Financial Officer)