Form 10-Q
period 2007-06-30
Comtech Group Inc
filed 2007-08-09
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

There were 38,347,479 shares of the Registrant’s Common Stock issued and outstanding on August 6, 2007.

Comtech Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMTECH GROUP INC.

Unaudited Condensed Consolidated Balance Sheet

As of June 30, 2007 and December 31, 2006

	June 30, 2007	June 30, 2007	Dec 31, 2006
	$’000	RMB’000	RMB’000
Assets
Current assets:
Cash	128,049	974,711	375,147
Pledged bank deposits	7,078	53,878	55,416
Accounts receivable, net of allowance of doubtful accounts	45,416	345,708	278,589
Bills receivable	2,471	18,809	31,797
Prepaid expenses and other receivables	2,654	20,204	14,254
Inventories	12,438	94,677	71,959

Total current assets	198,106	1,507,987	827,162

Property and equipment, net	2,041	15,537	12,395
Intangible assets, net	2,099	15,976	19,528
Investment in an affiliated company	55	416	416
Goodwill	6,134	46,692	46,692
Other assets	119	905	905

Total assets	208,554	1,587,513	907,098

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	19,705	149,989	114,217
Bank borrowings	2,710	20,629	30,272
Amount due to related parties	195	1,483	1,522
Income taxes payable	1,083	8,246	9,270
Accrued expenses and other liabilities	3,484	26,522	86,253

Total current liabilities	27,177	206,869	241,534

Minority interests	398	3,030	1,646

Stockholders’ equity
Common stock	412	3,139	2,725
Additional paid-in capital	139,533	1,062,120	402,721
Retained earnings	45,073	343,097	275,890
Accumulated other comprehensive loss	(4,039)	(30,742)	(17,418)

Total stockholders’ equity	180,979	1,377,614	663,918

Total liabilities and stockholders’ equity	208,554	1,587,513	907,098

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC.

Unaudited Condensed Consolidated Statements of Operations

Three months ended June 30, 2007 and 2006

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	$’000	RMB’000	RMB’000
Net sales
Product revenue	48,843	371,794	320,663
Services revenue	1,711	13,023	11,807

	50,554	384,817	332,470
Cost of sales
Cost of goods sold	(39,601)	(301,439)	(260,588)
Cost of services	(1,184)	(9,014)	(10,431)

	(40,785)	(310,453)	(271,019)
Gross profit	9,769	74,364	61,451
Selling, general and administrative expenses	(3,443)	(26,209)	(19,731)
Research and development expenses	(1,378)	(10,487)	(9,698)
Other net operating income/(loss)	43	326	(53)

Income from operations	4,991	37,994	31,969
Interest expense	(129)	(984)	(695)
Interest income	926	7,049	1,590

Income before income tax and minority interests	5,788	44,059	32,864
Income tax	(470)	(3,580)	(2,258)

Income before minority interests	5,318	40,479	30,606
Minority interests	(236)	(1,794)	(1,830)

Net income	5,082	38,685	28,776

Earnings per share	$	RMB	RMB
- Basic	0.14	1.05	0.90

- Diluted	0.13	1.02	0.85

Weighted average number of shares outstanding
- Basic	36,772,864	36,772,864	32,109,704

- Diluted	38,041,918	38,041,918	33,805,656

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC.

Unaudited Condensed Consolidated Statements of Operations

Six months ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2007	Six Months Ended June 30, 2007
	$’000	RMB’000	RMB’000
Net Sales
Product revenue	92,600	704,871	584,485
Services revenue	3,165	24,089	19,712

	95,765	728,960	604,197
Cost of sales
Cost of goods sold	(75,149)	(572,037)	(476,576)
Cost of services	(2,200)	(16,744)	(14,137)

	(77,349)	(588,781)	(490,713)
Gross Profit	18,416	140,179	113,484
Selling, general and administrative expenses	(6,888)	(52,428)	(31,088)
Research and development expenses	(2,502)	(19,044)	(16,800)
Other net operating income/(loss)	51	386	(13)

Income from operations	9,077	69,093	65,583
Interest expense	(230)	(1,753)	(1,107)
Interest income	1,149	8,749	3,674

Income before income tax and minority interest	9,996	76,089	68,150
Income tax	(860)	(6,544)	(5,891)

Income before minority interests	9,136	69,545	62,259
Minority interests	(307)	(2,338)	(7,258)

Net income	8,829	67,207	55,001

Earnings per share	$	RMB	RMB
- Basic	0.25	1.92	1.72

- Diluted	0.24	1.86	1.64

Weighted average number of shares outstanding
- Basic	34,925,417	34,925,417	31,889,076

- Diluted	36,185,980	36,185,980	33,474,719

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	$ ‘000	RMB ‘000	RMB ‘000
Cash flows from operating activities:
Net income	8,829	67,207	55,001
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation of fixed assets	254	1,935	1,066
Loss on disposal of fixed assets	—	—	99
Amortization of intangible assets	467	3,552	—
Minority interests	307	2,338	7,675
Stock-based compensation	2,059	15,675	5,503

Change in operating assets and liabilities
Inventories	(3,062)	(23,307)	2,574
Accounts receivable	(8,817)	(67,119)	(81,243)
Bill receivables	1,706	12,988	(34,618)
Prepaid expenses and other receivables	(966)	(7,354)	(10,500)
Trade accounts payable	4,699	35,772	31,523
Accrued expenses and other liabilities	(314)	(2,392)	4,451
Income tax payable	(107)	(815)	3,094

Net cash provided by/(used in) operating activities	5,055	38,480	(15,375)

Cash flows from investing activities:
Purchase of property and equipment	(496)	(3,777)	(5,452)
Proceeds from disposal of property and equipment	—	—	5
Release/(placement) of pledged deposits	23	176	(163)
Payment for acquisition of subsidiaries	(7,507)	(57,140)	—
Acquisition of a subsidiary, net of cash acquired	—	—	(3,097)

Net cash used in investing activities	(7,980)	(60,741)	(8,707)

Cash flows from financing activities:
Proceeds from issuance of new shares, net of offering costs	84,323	641,868	—
Proceeds from exercise of stock warrants and options	300	2,284	17,503
Proceeds from bank borrowings	7,696	58,580	—
Repayment of bank borrowings	(8,881)	(67,601)	(6,861)

Net cash provided by financing activities	83,438	635,131	10,642

Effect of foreign currencies on cash flows	(1,748)	(13,306)	(1,708)

Net increase/(decrease) in cash	78,765	599,564	(15,148)

Cash at beginning of the period	49,284	375,147	177,098

Cash at end of period	128,049	974,711	161,950

See accompanying notes to condensed consolidated financial statements.

Note 1 – Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the “Company”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Company’s 2006 audited consolidated financial statements included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 16, 2007. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in that 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the June 30, 2007 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the rate of 1.00 = RMB 7.6120, representing the rate quoted by the People’s Bank of China at the close of business on June 29, 2007. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any particular rate, or at all.

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

Revenue is recorded net of value added tax incurred. Value added taxes amounted to RMB14,422 thousand ($1,895 thousand) and RMB21,544 thousand, for the three months ended June 30, 2007 and 2006, respectively, and RMB30,088 thousand ($3,953 thousand) and RMB36,366 thousand, for the six months ended June 30, 2007 and 2006, respectively.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. The Standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Group on January 1, 2008, although earlier adoption is permitted. Management is currently evaluating whether to elect the fair value option, as permitted under SFAS No. 159.

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an effect on our results of operations or financial condition. We did not have any unrecognized tax benefits as of January 1, 2007 or June 30, 2007.

Note 4 – Financing Arrangements

To reduce the credit risk to the Company’s subsidiaries, the Company’s subsidiaries have required certain customers to pay for the sale of the products by bills receivables. Bills receivable represents short-term notes receivable issued by a financial institution that entitles Company’s subsidiaries to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Company’s subsidiaries have experienced no losses on bills receivable.

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

For certain bills receivable sold to banks for which the Company’s subsidiaries have surrendered control, the Company’s subsidiaries derecognised the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As at June 30, 2007 and December 31, 2006 we have derecognized discounted bills receivable amounting to RMB44,029 thousand ($5,784 thousand) and RMB58,531 thousand ($7,500 thousand), respectively.

Note 5 – Stock-Based Compensation

(a) Options and stock warrants assumed under the Share Exchange Agreement

Prior to the share exchange transaction between Trident Rowan Group Inc. (“Trident”) and the Company (the “Share Exchange Agreement”), the Board of Directors of Trident adopted, and the then stockholders of Trident approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”) under which 5,000 options would be granted annually to each non-employee director of Trident for each full year of service on the Board of Trident. As part of the Share Exchange Agreement, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of $3.00 and expire on July 1, 2009. Since the Share Exchange Agreement, the Company has not granted additional options under the Directors’ Plan. None of the options exercisable under the Directors’ Plan was exercised in the six months ended June 30, 2007 or 2006. As of June 30, 2007, the aggregate intrinsic value of the outstanding exercisable options was $1,554 thousand.

Prior to the Share Exchange Agreement, Trident granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock which were assumed by the Company as a part of the Share Exchange Agreement. The stock warrants assumed by the Company have a weighted average exercisable price per stock warrant of $2.76 each and expire on July 1, 2009. During the six months ended June 30, 2007 and 2006, 145,105 and 524,870 stock warrants with a weighted average exercise price per stock warrant of $2.62 and $2.74 each were exercised respectively. As of June 30, 2007, 25,923 exercisable stock warrants remained outstanding with a weighted average exercise price per stock warrant and aggregate intrinsic value of $2.94 each and $352 thousand respectively.

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

Stock options

A summary of stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD ‘000
Balance as of December 31, 2006	1,313,519	4.01	7.99	18,632

Granted	—	—	—	—
Exercised	100,000	3.00	—	—
Forfeited	—	—	—	—
Balance as of June 30, 2007	1,213,519	4.09	7.53	15,074

Exercisable as of June 30, 2007	859,214	4.08	7.53	10,680

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	62,738	9.89
Vested	(58,524)	9.94

Balance as of June 30, 2007	4,214	9.14

The total fair value of non-vested equity share units vested during the six months ended June 30, 2007 was $582 thousand. As of June 30, 2007, the aggregate unamortized fair value of all non-vested equity share units was $38 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 3.19 months.

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	69,334	10.12
Vested	(69,334)	10.12

Balance as of June 30, 2007	—	—

The total fair value of non-vested performance shares vested during the six months ended June 30, 2007 was $702 thousand. All performance shares have been vested as of June 30, 2007.

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

Non-vested equity share unit

A summary of non-vested equity share units issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	—	—
Granted on February 14, 2007 (note i)	6,505	15.37
Granted on March 14, 2007 (note ii)	55,000	15.20
Granted on March 14, 2007 (note iii)	16,000	15.20
Vested	(33,003)	15.22

Balance as of June 30, 2007	44,502	15.21

Note i	The non-vesting equity share units vest 50% on June 30, 2007, 25% on September 30, 2007 and 25% on December 31, 2007.
Note ii	The non-vesting equity share units vest in equal quarterly installments over a period of one year from the date of grant.
Note iii	The non-vesting equity share units were fully vested on the date of grant.

The total fair value of non-vested equity share units vested during the six months ended June 30, 2007 was $502 thousand. As of June 30, 2007, the aggregate unamortized fair value of all non-vested equity share units was $677 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 8.21 months.

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

	Three month period ended June 30, 2007	Three month period ended June 30, 2006	Six month period ended June 30, 2007	Six month period ended June 30, 2006
Weighted average number of shares outstanding – basic	36,772,864	32,109,704	34,925,417	31,889,076
Effect of diluted securities	1,269,054	1,695,952	1,260,563	1,585,643

Weighted average number of shares outstanding – diluted	38,041,918	33,805,656	36,185,980	33,474,719

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

Segment information is summarized as follows:

	Three month period ended June 30, 2007	Three month period ended June 30, 2006	Six month period ended June 30, 2007	Six month period ended June 30, 2006
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Component Solutions
Mobile handset	155,763	128,425	293,697	248,447
Telecommunications equipment	118,600	116,329	228,464	211,513
Digital media and others	97,431	75,909	182,710	124,525

	371,794	320,663	704,871	584,485
Services	13,023	11,807	24,089	19,712

Total net revenue	384,817	332,470	728,960	604,197

Income from operations
Component Solutions	50,557	39,416	93,862	73,607
Services	958	(2,089)	1,188	1,219
Unallocated	(13,521)	(5,358)	(25,957)	(9,243)

Total income from operations	37,994	31,969	69,093	65,583
Interest income	7,049	1,590	8,749	3,674
Interest expense	(984)	(695)	(1,753)	(1,107)

Income before income taxes and minority interests	44,059	32,864	76,089	68,150

	June 30, 2007	December 31, 2006
	RMB’000	RMB’000
Total assets
Component Solutions	1,476,461	747,577
Services	108,239	150,519
Unallocated	2,813	9,002

	1,587,513	907,098

Note 8: Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three month period ended June 30, 2007	Three month period ended June 30, 2006	Six month period ended June 30, 2007	Six month period ended June 30, 2006
	RMB’000	RMB’000	RMB’000	RMB’000
Net income	38,685	28,776	67,207	55,001
Other comprehensive loss
Foreign currency translation	(10,963)	(806)	(13,324)	(2,794)

Comprehensive income	27,722	27,970	53,883	52,207

Note 9: Sale of Securities

On April 23, 2007, the Company and certain of its stockholders (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Lehman Brothers Inc., as representative of the several underwriters named therein (the “Underwriters”) pursuant to which the Company agreed to issue and sell 4,400,000 shares of the Company’s common stock, par value $0.01 per share, and the Selling Stockholders agreed to sell 1,100,000 shares of the Company’s common stock (together, the “Firm Stock”) to the Underwriters at a price per share of $16.6688. In addition, the Company and the Selling Stockholders have granted the Underwriters an option to purchase up to an additional 825,000 shares (“Over-Allotment Shares”) to cover over-allotments, if any, at the same price per share as the Firm Stock.

The Company completed the sale of the Firm Stock on April 27, 2007. On May 9, 2007, the Underwriters exercised their over-allotment option and the Company completed the sale of the Over-Allotment Shares upon exercise of the over-allotment. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses was approximately $83.3 million, including the sale of the Firm Stock and the Over-Allotment Shares. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders.

Note 10: Subsequent Events

On August 1, 2007, the Company entered into a stock purchase agreement (the “Agreement”) dated August 1, 2007 with First King International Limited (the “Seller”), Keen Awards Limited (“Keen”), Shenzhen Hui Cheng Yun Tong Company Limited (“Shenzhen”) and certain persons listed on Schedule I to the Agreement, to acquire all of the outstanding shares of Keen and all of the business of Shenzhen for a consideration of approximately $20 million in cash and stock over the next two years, in accordance with certain business milestones. The principal activities of Keen and Shenzhen are the provision of design and engineering service for integrated display technology solutions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital consumer electronic products; expectations for the domestic wireless handset, telecommunications equipment, digital consumer electronic end-markets in the PRC; anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC’s wireless handset, telecommunications equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects”, “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K, and our subsequent SEC filings. The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

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

For the six months ended June 30, 2007, we have two reportable operating segments: Component Solutions, consisting of revenues generated from the sales of components relating to our customized module design solutions focusing primarily in the mobile handset, telecommunications equipment and digital media end-markets, and services revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services.

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

Net Revenue

Product Revenue

We do not charge our customers an independent design fee for our solutions. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customers for these components compensates us for our design, technical support and distribution services. Our net sales include a 17% value-added tax, or VAT.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of June 30, 2007, we had approximately 350 engineers and 200 other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Minority Interests

Minority interests consist of 45% of the outstanding equity interest in Comtech Broadband. For the three and six months ended June 30, 2007, approximately 16.3% and 15.1%, respectively, of our total net sales was generated through this subsidiary.

Previously, 40% of the outstanding equity interest in Comtech Wireless, 48.9% of the outstanding equity interest in Huameng and 1.4% of the outstanding equity interest in OAM, a non-operating Italian subsidiary, was held by minority shareholders of these entities. On March 26, 2007, COGO Engineering Services Limited (previously, Huameng Engineering Services Limited) and Comloca Technology (Shenzhen) Company Limited became wholly owned subsidiaries of the Company. In January 2007, we sold our interest in OAM S.p.A., a non operating Italian subsidiary

Taxation

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

Our acquired PRC operating companies, Viewtran PRC, Huameng PRC and Comloca PRC, which are also located in the Shenzhen Special Economic Zone, have no taxable profit for the second quarter of 2007. Following expiration of the preferential tax treatment described above, our PRC operating companies located in the Shenzhen Special Economic Zone will be subject to the statutory tax rate of 15%. As a result of the incentives above, our operations have been subject to low tax rates. Our effective tax rate was 8.1% and 6.9% in the second quarter of 2007 and 2006, respectively. The increase in our effective tax rate was mostly due to the increase in corporate expenses which could not be allocated to operating subsidiaries as tax deductible expenses.

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

Three month period ended June 30, 2007 compared to three month period ended June 30, 2006

Overview

We have two reportable operating segments: Component Solutions, for which we provide customized module design solutions in the PRC focusing primarily in the mobile handset, telecommunications equipment and digital media end-markets; and Services for which we provide technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Services segment for the three months ended June 30:

	2007 RMB’000	2006 RMB’000
Component Solutions
Net revenue	371,794	320,663

Services
Net revenue	13,023	11,807

Total
Net revenue	384,817	332,470

Total net revenue increased RMB52,347 thousand, or 15.7%, in the second quarter of 2007 when compared to the second quarter of 2006. The increase was mainly attributable to an increase in revenue from the Component Solutions segment by RMB51 million. The increase resulted from the growth in mobile handset, telecommunications equipment, and digital media and other component markets.

Gross margin

Overall gross profit was RMB74,364 thousand in the second quarter 2007, an increase of RMB12,913 thousand, or 21.0%, when compared to RMB61,451 thousand in the second quarter of 2006. Overall gross margin percentage was 19.3% in the second quarter of 2007, as compared to 18.5% in the second quarter of 2006.

Component Solutions

Net revenue and income from operations for Component Solutions for the three months ended June 30, 2007 and 2006 were as follows:

	2007 RMB’000	2006 RMB’000
Component Solutions:
Mobile handset	155,763	128,425
Telecommunications equipment	118,600	116,329
Digital media and others	97,431	75,909

Net revenue	371,794	320,663

Component Solutions net revenue increased RMB51,131 thousand, or 15.9%, in the second quarter of 2007 when compared to the second quarter of 2006. The increase resulted from the growth in mobile handset, telecommunications equipment, and digital media and other components, which increased, revenue by RMB27.3 million, RMB2.3 million and RMB21.5 million, respectively.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types in the second quarter of 2007 when compared to the second quarter of 2006. The increase in digital media and other components sales was due to greater variety of products.

Services

Net revenue and income from operations for Services for the three months ended June 30, 2007 and 2006 were as follows:

	2007 RMB’000	2006 RMB’000
Net revenue	13,023	11,807

Services net revenue increased RMB1,216 thousand, or 10.3%, in the second quarter of 2007 when compared to the second quarter of 2006. The increase was mainly attributable to higher revenue from technology software design services.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB36,696 thousand were RMB7,267 thousand, or 24.7%, higher than those of the same period last year. The details of the expenses for the three month period ended June 30 are as follows:

	2007 RMB’000	2006 RMB’000
Selling expenses	10,593	9,754
R&D expenses	10,487	9,698
General and administrative expenses	15,616	9,977

	36,696	29,429

The increase in the selling expenses by RMB839 thousand or approximately 8.6% was mainly attributed to higher stock-based compensation cost and increase in product logistics such as transportation expenses and sales-related expenses resulting from more product being sold.

Research and development expenses increased by RMB789 thousand, or approximately 8.1%. The increase was primarily attributable to an increase in staff compensation and benefits (including stock-based compensation).

The increase in general and administrative expenses of RMB5,639 thousand, or approximately 56.5% was mainly attributable to an increase in staff compensation and benefits (including stock-based compensation) and other general administrative expenses of approximately RMB4 million, and the amortization of intangible assets of RMB1.8 million.

Interest expense

Interest expense in the second quarter of 2007 amounted to RMB984 thousand as compared to RMB695 thousand in the same period of 2006. The increase in interest expense was attributable to an increase in average interest rate and average bank borrowing balance.

Interest income

Interest income in the second quarter of 2007 amounted to RMB7,049 thousand, compared to RMB1,590 thousand in the same period of 2006. The significant increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering described below.

Income tax

The effective tax rate for the three months ended June 30, 2007 was 8.1% compared to 6.9% for the comparable period in 2006. The increase in the effective tax rate was mostly due to the increase in corporate expenses which could not be allocated to operating subsidiaries as tax deductible expenses.

Net income

As a result of the above items, net income for the three months ended June 30, 2007 was RMB38,685 thousand compared to a net income of RMB28,776 thousand in the corresponding period of 2006.

Earnings per share

We reported basic per share earnings of RMB1.05 for the second quarter of 2007 and diluted per share earnings of RMB1.02, compared to basic per share earnings of RMB0.90 for the same period of 2006, and diluted per share earnings of RMB0.85.

Six month period ended June 30, 2007 compared to six month period ended June 30, 2006

Overview

We have two reportable operating segments: Component Solutions, for which we provide customized module design solutions in the PRC focusing primarily in the mobile handset, telecommunications equipment and digital media end-markets; and Services for which we provide technology and engineering services, business process outsourcing, network system integration and related training and maintenance services.

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Services segment for the six months ended June 30:

	2007 RMB’000	2006 RMB’000
Component Solutions
Net revenue	704,871	584,485

Engineering Services
Net revenue	24,089	19,712
Total
Net revenue	728,960	604,197

Total net revenue increased RMB124,763 thousand, or 20.6%, in the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. The increase was mainly attributable to an increase in revenue from the Component Solutions segment by RMB120 million. Increase in sales from services segment by RMB4 million also contributed to the increase in net revenue.

Gross margin

Overall gross profit was RMB140,179 thousand in the six months ended June 30, 2007, an increase of RMB26,695 thousand, or 23.5%, when compared to RMB113,484 thousand in the six months ended June 30, 2006. Overall gross margin percentage was 19.2% in the six months ended June 30, 2007, as compared to 18.8% in the six months ended June 30, 2006.

Component Solutions

Net revenue and income from operations for Component Solutions for the six months ended June 30, 2007 and 2006 were as follows:

	2007 RMB’000	2006 RMB’000
Component Solutions:
Mobile handset	293,697	248,447
Telecommunications equipment	228,464	211,513
Digital media and others	182,710	124,525

Net revenue	704,871	584,485

Component Solutions net revenue increased RMB120,386 thousand, or 20.6%, in the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. The increase was primarily due to the expanding Chinese economy, which drove the growth in all markets of Component Solutions. Revenues from mobile handsets, telecommunications equipment, and digital media and other components increased by RMB45.3 million, RMB17.0 million and RMB58.2 million, respectively.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types in the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. The increase in digital media and other components sales was due to more variety of products.

Services

Net revenue and income from operations for Services for the six months ended June 30, 2007 and 2006 were as follows:

	2007 RMB’000	2006 RMB’000

Net revenue	24,089	19,712

Services net revenue increased RMB4,377 thousand, or 22.2%, in the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. The increase was mainly attributable to greater sales generated from engineering and software design services.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB71,472 thousand were RMB23,584 thousand, or 49.2%, higher than those of the same period last year. The details of the expenses for the six month period ended June 30 are as follows:

	June 30, 2007 RMB’000	June 30, 2006 RMB’000

Selling expenses	20,232	16,093
R&D expenses	19,044	16,800
General and administrative expenses	32,196	14,995

	71,472	47,888

The increase in the selling expenses by RMB4,139 thousand, or approximately 25.7% was mainly attributable to additional bad debt provision of approximately RMB6.2 million for the six months ended June 30, 2007 compared to RMB3.2 million during the same period last year, and an increase in other selling expenses by approximately RMB1.0 million as a result of an increase in stock-based compensation and other sales-related expenses.

Research and development expenses increased by RMB2,244 thousand, or approximately 13.4%. The increase was primarily attributable to an increase in research and development staff compensation and benefits (including stock-based compensation).

The increase in general and administrative expenses of RMB17,201 thousand or approximately 114.7% was mainly attributable to an increase of RMB13.5 million in staff compensation and benefits, including stock-based compensation, and an increase in corporate expenses and SEC related expenses of approximately RMB9.8 million.

Interest expense

Interest expense in the six months ended June 30, 2007 amounted to RMB1,753 thousand as compared to RMB1,107 thousand in the same period of 2006. The increase in interest expense was attributable to increase in average interest rate and average bank borrowing balance.

Interest income

Interest income in the six months ended June 30, 2007 amounted to RMB8,749 thousand, compared to RMB3,674 thousand in the same period of 2006. The significant increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering described below.

Income tax

Both the effective tax rate for the six months ended June 30, 2007 and 2006 was 8.6%.

Net income

As a result of the above items, net income for the six months ended June 30, 2007 was RMB67,207 thousand compared to a net income of RMB55,001 thousand in the corresponding period of 2006.

Earnings per share

We reported basic per share earnings of RMB1.92 for the six months ended June 30, 2007 and diluted per share earnings of RMB1.86, compared to basic per share earnings of RMB1.72 for the same period of 2006 and diluted per share earnings of RMB1.64.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, working capital is needed to fund this time difference.

As at June 30, 2007, we had no material commitments for capital expenditures.

As of June 30, 2007, we had working capital of RMB1,301,118 thousand as compared with working capital of RMB585,628 thousand at December 31, 2006. This increase in working capital was primarily attributable to the sale of our securities on a firm-commitment basis, as described below.

Cash provided by operating activities for the six months ended June 30, 2007 was RMB38,480 thousand compared to cash used in operating activities of RMB15,375 thousand in the corresponding period of 2006. Cash provided by operating activities increased as compared to the prior period was primarily due to an increase in trade accounts payable of RMB35,772 thousand which was due to tight payment control and a decrease in bills receivable of RMB12,988 thousand, partly off-set by an increase in trade accounts receivable of RMB67,119 thousand and an increase in inventory of RMB23,307 thousand. Trade accounts receivable increased due to an increase in revenue in the first half of the year of 2007.

Cash used in investing activities of RMB60,741 thousand during the first six months of 2007 was mainly for settlement of amounts payable for acquisitions of subsidiaries that were consummated in 2006 of RMB57,140 thousand, and purchases of fixed assets of RMB3,777 thousand.

Net cash provided by financing activities was RMB635,131 thousand during the first six months of 2007. On April 23, 2007, we and certain of our stockholders (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Lehman Brothers Inc., as representative of the several underwriters named therein (the “Underwriters”) pursuant to which we agreed to issue and sell 4,400,000 shares of the our common stock, par value $0.01 per share, and the Selling Stockholders agreed to sell 1,100,000 shares of our common stock (together, the “Firm Stock”) to the Underwriters at a price per share of $16.6688. In addition, we and the Selling Stockholders granted the Underwriters an option to purchase up to an additional 825,000 shares (“Over-Allotment Shares”) to cover over-allotments, if any, at the same price per share as the Firm Stock.

We completed the sale of the Firm Stock on April 27, 2007. On May 9, 2007, the Underwriters exercised their over-allotment option and we completed the sale of the Over-Allotment Shares upon exercise of the over-allotment. Net proceeds to us from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, was approximately $83.3 million, which includes the sale of the Firm Stock and the Over-Allotment Shares. We did not receive any proceeds from the sale of shares by the Selling Stockholders.

Indebtedness

On October 7, 2005, Comtech Hong Kong entered into a $5.0 million U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”), and a $9.0 million U.S. dollar denominated facility with Bank of China (“BOC”). In 2006, BOC increased the amount available under the facility to $15.0 million. Both of the SCB and BOC facilities are guaranteed by Comtech Group, Inc. Apart from cash generated from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

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

As of the date of this filing, the outstanding loan balance under the BOC facility was RMB20,629 thousand ($2,710 thousand), leaving RMB93,551 thousand ($12,290 thousand) in availability. This facility is secured by funds on deposit in an amount of $5,000,000, and bears interest from 1.75% per annum over HIBOR or U.S. prime, depending on the different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC.

Some of our customers enter into arrangements with their respective banks for the purpose of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to a discounting bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.8% of the balance transferred, which is recorded as interest expense. During the six months ended June 30, 2007, we discounted bills receivable amounting to approximately RMB64,355 thousand ($8,454 thousand).

Future liquidity needs

As of June 30, 2007, the Company had approximately RMB974,711 thousand ($128,049 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on June 29, 2007, the exchange rate between RMB and U.S. dollar was $1 to RMB7.6120.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. The majority of our net sales and purchases are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could reduce our sales and revenues. In addition, from time to time we may have U.S. dollar denominated borrowings, and therefore a decoupling of the Renminbi may affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB(11.0 million) ($(1.4 million)) for the quarter ended June 30, 2007 and RMB13.3 million ($(1.7 million)) for the six months ended June 30, 2007. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB20.6 million ($2.7 million) as of June 30, 2007. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings would be approximately RMB0.2 million ($0.03 million). The potential change in earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rates.

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

COMTECH GROUP, INC.

August 9, 2007	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chief Executive Officer and President (Principal Executive Officer)

August 9, 2007	By:	/s/ Hope Ni
Hope Ni
Chief Financial Officer (Principal Financial Officer)