Form 10-Q
period 2007-09-30
Comtech Group Inc
filed 2007-11-09
CIK 28367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-02642

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

There were 38,373,667 shares of the registrant’s Common Stock issued and outstanding on November 7, 2007.

Comtech Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

As of September 30, 2007 and December 31, 2006

	Sep 30, 2007	Sep 30, 2007	Dec 31, 2006
	$’000	RMB’000	RMB’000
Assets
Current assets:
Cash	114,669	859,192	375,147
Pledged bank deposits	7,231	54,182	55,416
Accounts receivable, net of allowance of doubtful accounts	61,799	463,051	278,589
Bills receivable	2,704	20,257	31,797
Prepaid expenses and other receivables	2,975	22,288	14,254
Inventories	15,394	115,344	71,959

Total current assets	204,772	1,534,314	827,162

Property and equipment, net	2,361	17,690	12,395
Intangible assets, net	15,274	114,444	19,528
Investment in an affiliated company	55	416	416
Goodwill	14,975	112,208	46,692
Other assets	121	905	905
Total Assets	237,558	1,779,977	907,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	22,536	168,860	114,217
Bank borrowings	958	7,180	30,272
Amount due to related party	198	1,483	1,522
Income tax payable	1,485	11,125	9,270
Accrued expenses and other liabilities	23,290	174,505	86,253

Total current liabilities	48,467	363,153	241,534

Minority interests	—	—	1,646
Stockholders’ equity
Common stock	419	3,139	2,725
Additional paid-in capital	143,130	1,072,446	402,721
Retained earnings	51,267	384,134	275,890
Accumulated other comprehensive loss	(5,725)	(42,895)	(17,418)

Total stockholders’ equity	189,091	1,416,824	663,918

Total liabilities and stockholders’ equity	237,558	1,779,977	907,098

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three months ended September 30, 2007 and 2006

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	$’000	RMB’000	RMB’000
Net Sales
Product revenue	53,160	398,319	326,336
Services revenue	2,940	22,029	14,843

	56,100	420,348	341,179
Cost of sales
Cost of goods sold	(43,122)	(323,106)	(266,317)
Cost of services	(2,057)	(15,409)	(10,908)

	(45,179)	(338,515)	(277,225)

Gross profit	10,921	81,833	63,954

Selling, general and administrative expenses	(4,551)	(34,101)	(27,496)
Research and development expenses	(1,432)	(10,732)	(8,135)
Other operating income, net	7	52	203

Income from operations	4,945	37,052	28,526

Other income	—	—	7,285
Interest expense	(47)	(352)	(850)
Interest income	1,207	9,042	1,337

Income before income tax and minority interests	6,105	45,742	36,298
Income tax	(531)	(3,977)	(2,628)

Income before minority interests	5,574	41,765	33,670
Minority interests	(97)	(727)	(1,046)

Net income	5,477	41,038	32,624

	$	RMB	RMB
Earnings per share
- Basic	0.14	1.07	1.01

- Diluted	0.14	1.04	0.97

Weighted average number of shares outstanding
- Basic	38,348,566	38,348,566	32,393,508

- Diluted	39,541,644	39,541,644	33,751,117

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Nine months ended September 30, 2007 and 2006

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	$’000	RMB’000	RMB’000
Net Sales
Product revenue	147,233	1,103,190	910,821
Services revenue	6,155	46,118	34,555

	153,388	1,149,308	945,376
Cost of sales
Cost of goods sold	(119,467)	(895,144)	(744,893)
Cost of services	(4,291)	(32,153)	(25,045)

	(123,758)	(927,297)	(769,938)

Gross profit	29,630	222,011	175,438

Selling, general and administrative expenses	(11,548)	(86,529)	(59,219)
Research and development expenses	(3,974)	(29,776)	(22,300)
Other operating income, net	58	438	190

Income from operations	14,166	106,144	94,109

Other income	—	—	7,285
Interest expense	(281)	(2,105)	(1,956)
Interest income	2,374	17,791	5,010

Income before income tax and minority interests	16,259	121,830	104,448
Income tax	(1,404)	(10,521)	(8,519)

Income before minority interests	14,855	111,309	95,929
Minority interests	(409)	(3,065)	(8,304)

Net income	14,446	108,244	87,625

	$	RMB	RMB
Earnings per share
- Basic	0.40	3.00	2.73

- Diluted	0.39	2.91	2.61

Weighted average number of shares outstanding
- Basic	36,079,006	36,079,006	32,051,551

- Diluted	37,246,314	37,246,314	33,537,876

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

	Nine months Ended Sept 30, 2007	Nine months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006
	$ ‘000	RMB ‘000	RMB ‘000
Cash flows from operating activities:
Net income	14,447	108,244	87,625
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	453	3,396	1,660
Loss on disposal of property and equipment	—	—	99
Gain on disposal of subsidiary	—	—	(7,285)
Amortization of intangible assets	774	5,802	—
Minority interests	409	3,065	8,304
Stock-based compensation	3,443	25,795	10,902
Change in operating assets and liabilities
Inventories	(4,654)	(34,876)	19,128
Accounts receivable	(21,966)	(164,585)	(65,140)
Bill receivables	1,540	11,540	(32,830)
Prepaid expenses and other receivables	(1,168)	(8,751)	(7,630)
Accounts payable	4,725	35,402	38,221
Amount due to related party	—	—	(294)
Accrued expenses and other liabilities	(1,790)	(13,413)	(1,536)
Income tax payable	(81)	(606)	3,204

Net cash (used in)/provided by operating activities	(3,868)	(28,987)	54,428

Cash flows from investing activities:
Purchase of property and equipment	(945)	(7,080)	(6,512)
Proceeds from disposal of property and equipment	—	—	5
Placement of pledged deposits	(133)	(999)	(231)
Sale of a subsidiary net of cash disposed	—	—	27,742
Payment for acquisition of subsidiaries	(10,394)	(77,877)	—
Acquisition of subsidiaries, net of cash acquired	773	5,797	(13,097)

Distribution to Shareholders	—	—	(2,802)

Investment in an affiliated company	—	—	(421)

Net cash (used in)/provided by investing activities	(10,699)	(80,159)	4,684

Cash flows from financing activities:
Proceeds from issuance of new shares, net of offering costs	85,665	641,868	—
Proceeds from exercise of stock warrants and options	332	2,490	15,981
Proceeds from bank borrowings	—	—	21,668
Repayment of bank borrowings	(2,988)	(22,386)	—

Net cash provided by financing activities	83,009	621,972	37,649

Effect of foreign currencies on cash flows	(3,841)	(28,781)	(6,400)

Net increase in cash	64,601	484,045	90,361
Cash at beginning of the period	50,068	375,147	177,098

Cash at end of period	114,669	859,192	267,459

See accompanying notes to condensed consolidated financial statements.

Note 1—Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the “Company”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Company’s 2006 audited consolidated financial statements included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 16, 2007. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in that 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the September 30, 2007 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the rate of 1.00 = RMB7.4928, representing the rate quoted by the People’s Bank of China at the close of business on September 28, 2007. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any particular rate, or at all.

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

Note 2—Organization And Nature Of Business

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

Note 3—Summary Of Principal Accounting Policies

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

In the PRC, VAT at a general rate of 17% on invoice amount is collected on behalf of tax authorities in respect of the sales of products and is not recorded as revenue. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the consolidated balance sheets until it is paid to the authorities. Value added taxes amounted to RMB12,811 thousand ($1,710 thousand) and RMB19,402 thousand, for the three months ended September 30, 2007 and 2006, respectively, and RMB42,899 thousand ($5,725 thousand) and RMB55,768 thousand, for the nine months ended September 30, 2007 and 2006, respectively.

Services

Revenue for services is generally recognized when services are performed.

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

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an effect on our results of operations or financial condition. We did not have any unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

Note 4—Financing Arrangements

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

For certain bills receivable sold to banks for which the Company’s subsidiaries have surrendered control, the Company’s subsidiaries derecognized the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As at September 30, 2007 and December 31, 2006 we have derecognized discounted bills receivable amounting to RMB45,944 thousand ($6,132 thousand) and RMB58,531 thousand ($7,500 thousand), respectively.

Note 5—Stock-Based Compensation

(a) Options and stock warrants assumed under the Share Exchange Agreement

Prior to the share exchange transaction between Trident Rowan Group Inc. (“Trident”) and the Company (the “Share Exchange Agreement”), the Board of Directors of Trident adopted, and the then stockholders of Trident approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”) under which 5,000 options would be granted annually to each non-employee director of Trident for each full year of service on the Board of Trident. As part of the Share Exchange Agreement, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of $3.00 and expire on July 1, 2009. Since the Share Exchange Agreement, the Company has not granted additional options under the Directors’ Plan. None of the options exercisable under the Directors’ Plan was exercised in the nine months ended September 30, 2007 and 2006. As of September 30, 2007, the aggregate intrinsic value of the outstanding exercisable options was $1,749 thousand.

Prior to the Share Exchange Agreement, Trident granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock which were assumed by the Company as a part of the Share Exchange Agreement. The stock warrants assumed by the Company have a weighted average exercisable price per stock warrant of $2.76 each and expire on July 1, 2009. During the nine months ended September 30, 2007 and 2006, 145,105 and 541,446 stock warrants with a weighted average exercise price per stock warrant of $2.62 and $2.74 each were exercised respectively. As of September 30, 2007, 25,923 exercisable stock warrants remained outstanding with a weighted average exercise price per stock warrant and aggregate intrinsic value of $2.94 each and $396 thousand respectively.

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

Stock options

A summary of stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD ‘000
Balance as of December 31, 2006	1,313,519	4.01	7.99	18,632

Granted	—	—	—	—
Exercised	105,000	3.12	—	—
Forfeited	—	—	—	—
Balance as of September 30, 2007	1,208,519	4.08	7.27	17,073

Exercisable as of September 30, 2007	1,005,741	4.05	7.27	14,237

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of December 31, 2006	62,738	9.89
Vested	(59,149)	9.94

Balance as of September 30, 2007	3,589	9.14

The total fair value of non-vested equity share units vested during the nine months ended September 30, 2007 was $587 thousand. As of September 30, 2007, the aggregate unamortized fair value of all non-vested equity share units was $33 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately seventeen months.

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of December 31, 2006	69,334	10.12
Vested	(69,334)	10.12

Balance as of June 30, 2007	—	—

The total fair value of performance shares vested during the nine months ended September 30, 2007 was $702 thousand. All performance shares have been vested as of September 30, 2007.

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

Non-vested equity share unit

A summary of non-vested equity share units issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of December 31, 2006	—	—
Granted on February 14, 2007 (note i)	6,505	15.37
Granted on March 14, 2007 (note ii)	55,000	15.20
Granted on March 14, 2007 (note iii)	16,000	15.20
Granted on August 1, 2007 (note iv)	140,000	13.90
Vested	(104,379)	14.51

Balance as of September 30, 2007	113,126	14.24

Note i	The non-vesting equity share units vest 50% on June 30, 2007, 25% on September 30, 2007 and 25% on December 31, 2007.
Note ii	The non-vesting equity share units vest in equal quarterly installments over a period of one year from the date of grant.
Note iii	The non-vesting equity share units were fully vested on the date of grant.
Note iv	The non-vesting equity share units vest 20% on August 31, September 30, October 31, November 30, December 30, 2007, respectively.

The total fair value of non-vested equity share units vested during the nine months ended September 30, 2007 was $1,514 thousand. As of September 30, 2007, the aggregate unamortized fair value of all non-vested equity share units was $1,611 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately four months.

Note 6–Earnings Per Share

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

	Three month period ended Sept. 30, 2007	Three month period ended Sept. 30, 2006	Nine month period ended Sept. 30, 2007	Nine month period ended Sept. 30, 2006
Weighted average number of shares outstanding–basic	38,348,566	32,393,508	36,079,006	32,051,551
Effect of diluted securities	1,193,078	1,357,609	1,167,308	1,486,325

Weighted average number of shares outstanding–diluted	39,541,644	33,751,117	37,246,314	33,537,876

Note 7—Operating Segment Information

The Component Solutions operating segment products primarily consist of the sale of mobile handset components, telecommunication system equipment, consumer electronics and other components (such as network protection devices and data storage components). The Services operating segment primarily consist of the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services. There is no inter-segment revenue during the periods reported.

Segment information is summarized as follows:

	Three month period ended September 30, 2007	Three month period ended September 30, 2006	Nine month period ended September 30, 2007	Nine month period ended September 30, 2006
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Component Solutions
Mobile handset	173,146	130,257	466,843	378,704
Telecommunications equipment	123,224	117,913	351,688	329,426
Digital media and others	101,949	78,166	284,659	202,691

	398,319	326,336	1,103,190	910,821
Services	22,029	14,843	46,118	34,555

Total net revenue	420,348	341,179	1,149,308	945,376

Income from operations
Component Solutions	48,803	52,731	142,664	126,338
Services	779	4,470	1,967	5,689
Unallocated	(12,530)	(28,675)	(38,487)	(37,918)

Total income from operations	37,052	28,526	106,144	94,109
Other income	—	7,285	—	7,285
Interest expense	(352)	(850)	(2,105)	(1,956)
Interest income	9,042	1,337	17, 791	5,010

Income before income taxes and minority interests	45,742	36,298	121,830	104,448

	September 30, 2007	December 31, 2006
	RMB’000	RMB’000
Total assets
Component Solutions	1,639,958	747,577
Services	137,072	150,519
Unallocated	2,947	9,002

	1,779,977	907,098

Note 8: Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three month period ended September 30, 2007 RMB’000	Three month period ended September 30, 2006 RMB’000	Nine month period ended September 30, 2007 RMB’000	Nine month period ended September 30, 2006 RMB’000
Net income	41,038	32,624	108,244	87,625
Other comprehensive loss
Foreign currency translation	(12,153)	(4,164)	(25,477)	(6,958)

Comprehensive income	(28,885)	28,460	82,767	80,667

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

The Company completed the sale of the Firm Stock on April 27, 2007. On May 9, 2007, the Underwriters exercised their over-allotment option and the Company completed the sale of the Over-Allotment Shares upon exercise of the over-allotment. Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and estimated offering expenses was approximately RMB641.9 million ($85.6 million), including the sale of the Firm Stock and the Over-Allotment Shares. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders.

Note 10: Acquisition

Keen Awards

On August 1, 2007, the Company entered into a stock purchase agreement dated August 1, 2007 to acquire all outstanding shares of Keen Awards Limited (“Keen Awards”) and all of the business of Shenzhen Hui Cheng Yun Tong Company Limited (“Hui Cheng”) for consideration of approximately $20 million of which is contingent upon achieving certain earnings levels over the next two years. The principal activities of Keen Awards and Hui Cheng are the provision of design and engineering services for integrated display technology solutions. The Company acquired these operations to enhance its market share in the digital media sector and to offer end-to-end capability with long-term growth prospects.

The Group is in the process of finalizing the purchase price allocations; thus, the allocation of the purchase price is subject to refinement. The acquisition of Keen Awards resulted in the Company recording net identifiable assets of RMB59.9 million ($8.0 million) at the date of the acquisition. No goodwill was recognized by the Company as the contingent nature of the consideration has not been resolved. As at September 30, 2007, the Company has recorded a liability in respect of the contingent consideration of RMB56.9 million (7.6 million), which is included in the Company’s expenses and other liabilities.

No supplemental financial information on a pro forma basis as if the consummation had occurred on January 1, 2006 is provided since the effect would not be material to the Company’s consolidated financial condition or results of operations.

Comtech Broadband

On August 27, 2007, Comtech Group (Comtech-Cayman”), a wholly owned subsidiary of the Company, entered into a stock purchase agreement pursuant to which Comtech-Cayman acquired the remaining 45% minority interests of Comtech Broadband Corporation Limited (“Comtech Broadband”) for cash consideration of RMB75.6 million (10.0 million) and shares of the common stock of the Company of RMB37.7 million ($5.0 million). The acquisition of the remaining 45% of Comtech Broadband was accounted for by the Group as a step purchase transaction. The fair value of the assets acquired and liabilities assumed (on a proportionate share) was allocated to Comtech Broadband’s purchase price on the acquisition date. The acquisition of 45% of Comtech Broadband resulted in the recognition of goodwill of RMB60.4 million ($8.0 million) and an intangible asset of RMB48.6 million ($6.4 million). The Company expected a high growth on Broadband business in the coming future and the acquisition of the remaining 45% minority interests of Comtech Broadband was able to benefit the Group’s results.

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

For the nine months ended September 30, 2007, we have two reportable operating segments: Component Solutions, consisting of revenues generated from the sales of components relating to our customized module design solutions focusing primarily in the mobile handset, telecommunications equipment and digital media end-markets, and Services Revenue, consisting of the provision of technology and engineering services, business process outsourcing, network system integration and integration and related training and maintenance services.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of September 30, 2007, we had approximately 350 engineers and 200 other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Minority Interests

After March 26, 2007, but prior to August 31, 2007, minority interests consisted of 45% of the outstanding equity interest in Comtech Broadband. For the three and nine months ended September 30, 2007, approximately 33.1% and 28.7% respectively, of our total net sales was generated through this subsidiary. On August 31, 2007 Comtech-Cayman purchased the minority interest in Comtech Broadband.

Prior to March 26, 2007, 40% of the outstanding equity interest in Comtech Wireless, 48.9% of the outstanding equity interest in Huameng and 1.4% of the outstanding equity interest in OAM S.p.A., a non-operating Italian subsidiary, was held by minority shareholders of these entities. On March 26, 2007, COGO Engineering Services Limited (previously, Huameng Engineering Services Limited) and Comloca Technology (Shenzhen) Company Limited (“Comloca”) became wholly owned subsidiaries of the Company. In January 2007, we sold our interest in OAM S.p.A., a non operating Italian subsidiary.

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

Our subsidiaries incorporated in Hong Kong, Comtech International (Hong Kong) Limited, Comtech Broadband and Keen Awards are subject to taxes on their profits in Hong Kong at 17.5% for 2007 and 2006.

The general statutory tax rate applicable to PRC companies is 33%, while the statutory tax rate applicable to PRC companies in the Shenzhen Special Economic Zone in China is 15%. Since three of our PRC operating companies, Shenzhen Comtech International Limited (“Shenzhen Comtech”) , Comtech Communication Technology (Shenzhen) Company Limited (“Comtech Communication”) and Comtech Software Technology (Shenzhen) Company Limited (“Comtech Software”), which are established in the Shenzhen Special Economic Zone, have agreed to operate for a minimum of 10 years in China and more than 50% of their revenues will be derived from their manufacturing operations, Shenzhen Comtech was, and Comtech Communication and Comtech Software have been and will continue to be, entitled to preferential income tax treatment under PRC law as follows:

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

Our acquired PRC operating companies, Viewtran Technology (Shenzhen) Co., Limited (“Viewtran”), Shenzhen Huameng Software Company Limited (“Huameng”) and Comloca, which are also located in the Shenzhen Special Economic Zone, have no taxable profit for the third quarter of 2007. Following expiration of the preferential tax treatment described above, our PRC operating companies located in the Shenzhen Special Economic Zone will be subject to the statutory tax rate of 15%. As a result of the incentives above, our operations have been subject to low tax rates. Our effective tax rate was 8.7% and 7.2% in the third quarter of 2007 and 2006, respectively. The increase in our effective tax rate was mostly due to the increase in corporate expenses which could not be allocated to operating subsidiaries as tax deductible expenses.

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

Three month period ended September 30, 2007 compared to three month period ended September 30, 2006

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

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Services segment for the three months ended September 30:

	2007	2006
	RMB’000	RMB’000
Component Solutions
Net revenue	398,319	326,336

Services
Net revenue	22,029	14,843
Total
Net revenue	$420,348	$341,179

Total net revenue increased RMB79,169 thousand, or 23.2%, in the third quarter of 2007 when compared to the third quarter of 2006. The increase was mainly attributable to an increase in revenue from the Component Solutions segment by RMB71,983 thousand. The increased revenues resulted from an increase in product variety and the growth of all markets within the Component Solutions segment.

Gross margin

Overall gross profit was RMB81,833 thousand in the third quarter 2007, an increase of RMB17,879 thousand, or 28.0%, when compared to RMB63,954 thousand in the third quarter of 2006. Overall gross margin percentage was 19.5% in the third quarter of 2007, as compared to 18.7% in the third quarter of 2006. The increase in gross margin was due to the increase in revenue from the Services segment, which has a relatively higher gross profit.

Component Solutions

Net revenue and income from operations for Component Solutions for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	RMB’000	RMB’000
Component Solutions:
Mobile handset	173,146	130,257
Telecommunications equipment	123,224	117,913
Digital media and others	101,949	78,166

Net revenue	398,319	326,336

Component Solutions net revenue increased RMB71,983 thousand, or 22.1%, in the third quarter of 2007 when compared to the third quarter of 2006. The increase resulted from the growth in mobile handset, telecommunications equipment, and digital media and other components, which increased, revenue by RMB42,889 thousand, RMB5,311 thousand and RMB23,783 thousand, respectively.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types in the third quarter of 2007 when compared to the same period of 2006. Increases in sales orders from some existing customers, such as ZTE, also contributed to the increase. The increase in digital media and other components sales was due to greater variety of products.

Services

Net revenue and income from operations for Services for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	RMB’000	RMB’000
Net revenue	22,029	14,843

Services net revenue increased RMB7,186 thousand, or 48.4%, in the third quarter of 2007 when compared to the third quarter of 2006. The increase was mainly attributable to higher revenue from technology software design services and additional services revenue contributed to the Company after the acquisition of Keen Awards on August 1, 2007, as described below.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB44,833 thousand were RMB9,202 thousand, or 25.8%, higher than those of the same period last year. The details of the expenses for the three month period ended September 30 are as follows:

	2007	2006
	RMB’000	RMB’000
Selling expenses	17,108	13,748
R&D expenses	10,732	8,135
General and administrative expenses	16,993	13,748

	44,833	35,631

The increase in the selling expenses by RMB3,360 thousand or approximately 24.4% was mainly attributable to the provision for additional bad debt of RMB9.2 million for the quarter ended September 30, 2007 compared to RMB4.5 million during the same period last year. The increase was offset in part by decrease in sales-related expenses of RMB1.6 million.

Research and development expenses increased by RMB2,597thousand, or approximately 31.9%. The increase was primarily attributable to an increase in research and development personnel and facilities for developing handset and digital media products. The increase in overall staff compensation and benefits also contributed to the increase in research and development expenses.

The increase in general and administrative expenses of RMB3,245 thousand, or approximately 23.6%, was mainly attributable to the amortization of intangible assets of RMB2.2 million and an increase in stock-based compensation cost of RMB1.2 million.

Interest expense

Interest expense in the third quarter of 2007 amounted to RMB352 thousand as compared to RMB850 thousand in the same period of 2006. The decrease in interest expense was attributable to the decrease in average bank borrowing balance.

Interest income

Interest income in the third quarter of 2007 amounted to RMB9,042 thousand, compared to RMB1,337 thousand in the same period of 2006. The significant increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering described below.

Income tax

The effective tax rate for the three months ended September 30, 2007 was 8.7% compared to 7.2% for the comparable period in 2006. The increase in the effective tax rate was mostly due to the increase in corporate expenses which could not be allocated to operating subsidiaries as tax deductible expenses.

Net income

As a result of the above items, net income for the three months ended September 30, 2007 was RMB41,038 thousand compared to a net income of RMB32,624 thousand in the corresponding period of 2006.

Earnings per share

We reported basic per share earnings of RMB1.07 for the third quarter of 2007 and diluted per share earnings of RMB1.04, compared to basic per share earnings of RMB1.01 for the same period of 2006, and diluted per share earnings of RMB0.97.

Nine month period ended September 30, 2007 compared to nine month period ended September 30, 2006

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

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Services segment for the nine months ended September 30:

	2007	2006
	RMB’000	RMB’000
Component Solutions
Net revenue	1,103,190	910,821

Services
Net revenue	46,118	34,555

Total
Net revenue	1,149,308	945,376

Total net revenue increased RMB203,932 thousand, or 21.6%, in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. The increase was mainly attributable to an increase in revenue from the Component Solutions segment by RMB192,369 thousand. In addition, revenues from the services segment increased as a result of the acquisition of Viewtran and Keen Awards.

Gross margin

Overall gross profit was RMB222,011 thousand in the nine months ended September 30, 2007, an increase of RMB46,573 thousand, or 26.5%, when compared to RMB175,438 thousand in the nine months ended September 30, 2006. Overall gross margin percentage was 19.3% in the nine months ended September 30, 2007, as compared to 18.6% in the nine months ended September 30, 2006.

Component Solutions

Net revenue and income from operations for Component Solutions for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	RMB’000	RMB’000
Component Solutions:
Mobile handset	466,843	378,704
Telecommunications equipment	351,688	329,426
Digital media and others	284,659	202,691

Net revenue	1,103,190	910,821

Component Solutions net revenue increased RMB192,369 thousand, or 21.1%, in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. The increase was primarily due to the expanding Chinese economy, which drove the growth in all markets of Component Solutions. Revenues from mobile handsets, telecommunications equipment, and digital media and other components increased by RMB88,139 thousand, RMB22,262 thousand and RMB81,968 thousand, respectively.

The increase in mobile handset and telecommunications equipment component sales were due to the stable growth in both the customer base and product types when compared to 2006. Increase in sales orders from some existing customers, such as ZTE, also contributed to the increase. The increase in digital media and other components sales was due to greater variety of products.

Services

Net revenue and income from operations for Services for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	RMB’000	RMB’000
Net revenue	46,118	34,555

Services net revenue increased RMB11,563 thousand, or 33.5%, in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. The increase was mainly attributable to greater sales generated from software design services.

Selling, R&D, general and administrative expenses

Selling, research and development, and general and administrative expenses of RMB116,305 thousand were RMB34,786 thousand, or 42.7%, higher than those of the same period last year. The details of the expenses for the nine month period ended September 30 are as follows:

	September 30, 2007	September 30, 2006
	RMB’000	RMB’000
Selling expenses	37,340	30,476
R&D expenses	29,776	22,300
General and administrative expenses	49,189	28,743

	116,305	81,519

The increase in the selling expenses by RMB6,864 thousand, or approximately 22.5% was mainly attributable to the provision for additional bad debt of RMB15.3 million for the nine months ended September 30, 2007 compared to RMB7.7 million during the same period last year. The increase was offset in part by the decrease in sales-related expenses of RMB1.1 million.

Research and development expenses increased by RMB7,476 thousand, or approximately 33.5%. The increase was primarily attributable to an increase in staff stock-based compensation of RMB5.9 million in the third quarter when compared to the same period of 2006. An increase in expenses for research and development personnel and facilities of approximately RMB1.6 million also contributed to the increase.

The increase in general and administrative expenses of RMB20,446 thousand or approximately 71.1% was mainly attributable to an increase of approximately RMB15 million in staff compensation and benefits (including stock-based compensation) and the increased amortization of intangible assets of approximately RMB5.8 million.

Interest expense

Interest expense in the nine months ended September 30, 2007 amounted to RMB2,105 thousand as compared to RMB1,956 thousand in the same period of 2006. The increase in interest expense was attributable to an increase in the average interest rate and average bank borrowing balance.

Interest income

Interest income in the nine months ended September 30, 2007 amounted to RMB17,791 thousand, compared to RMB5,010 thousand in the same period of 2006. The significant increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering described below.

Income tax

The effective tax rate for the nine months ended September 30, 2007 was 8.6% compared to 8.2% for the comparable period in 2006. The increase in effective tax rate was mostly due to the increase in corporate expenses, such as amortization of intangible assets, which could not be allocated to operating subsidiaries as tax deductible expenses.

Net income

As a result of the above items, net income for the nine months ended September 30, 2007 was RMB108,244 thousand compared to a net income of RMB87,625 thousand in the corresponding period of 2006.

Earnings per share

We reported basic per share earnings of RMB3.00 for the nine months ended September 30, 2007 and diluted per share earnings of RMB2.91, compared to basic per share earnings of RMB2.73 for the same period of 2006 and diluted per share earnings of RMB2.61.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, working capital is needed to fund this time difference.

As at September 30, 2007, we had no material commitments for capital expenditures.

As of September 30, 2007, we had working capital of RMB1,171,161 thousand as compared with working capital of RMB585,628 thousand at December 31, 2006. This increase in working capital was primarily attributable to the sale of our securities on a firm-commitment basis, as described below.

Cash used in operating activities for the nine months ended September 30, 2007 was RMB28,987 thousand compared to cash provided by operating activities of RMB54,428 thousand in the corresponding period of 2006. Cash used in operating activities increased as compared to the prior period due to an increase in trade accounts receivable of RMB164,585 thousand and an increase in inventory of RMB34,876 thousand. Trade accounts receivable increased due to an increase in sales in the first nine months of 2007 which have not yet been paid. Cash used in operating activities was offset in part due to an increase in trade accounts payable of RMB35,402 thousand, which resulted from tight payment control and a decrease in bills receivable of RMB11,540 thousand.

Cash used in investing activities of RMB80,159 thousand during the first nine months of 2007 was mainly for settlement of amounts payable for acquisitions of subsidiaries that were consummated in 2006 and 2007 of RMB77,877 thousand and the purchases of fixed assets of RMB7,080 thousand. The cash used in investing activities was partly offset by the cash held by subsidiaries that were acquired of RMB5,797 thousand.

Net cash provided by financing activities was RMB621,972 thousand during the first nine months of 2007. On April 23, 2007, we and certain of our stockholders (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Lehman Brothers Inc., as representative of the several underwriters named therein (the “Underwriters”) pursuant to which we agreed to issue and sell 4,400,000 shares of the our common stock, par value $0.01 per share, and the Selling Stockholders agreed to sell 1,100,000 shares of our common stock (together, the “Firm Stock”) to the Underwriters at a price per share of $16.6688. In addition, we and the Selling Stockholders granted the Underwriters an option to purchase up to an additional 825,000 shares (“Over-Allotment Shares”) to cover over-allotments, if any, at the same price per share as the Firm Stock.

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

Repayment of bank borrowing during the first nine months of 2007 was RMB22,386 thousand.

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

As of the date of this filing, the outstanding loan balance under the BOC facility was RMB7,180 thousand ($958 thousand), leaving RMB105,212 thousand ($14,042 thousand) in availability. This facility is secured by funds on deposit in an amount of $5,000,000, and bears interest from 1.75% per annum over HIBOR or U.S. prime, depending on the different kinds of borrowings made. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC.

Some of our customers enter into arrangements with their respective banks for the purpose of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. These amounts are recorded as bills receivable on our consolidated balance sheet. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to a discounting bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.8% of the balance transferred, which is recorded as interest expense. During the nine months ended September 30, 2007, we discounted bills receivable amounting to approximately RMB82,125 thousand ($10,961 thousand).

Acquisitions

On August 1, 2007, the Company entered into a stock purchase agreement dated August 1, 2007 with First King International Limited, Keen Awards, Hui Cheng and certain persons listed on Schedule I to the Agreement, to acquire all of the outstanding shares of Keen Awards and all of the business of Hui Cheng for a consideration of approximately $20 million in cash and stock over the next two years, in accordance with certain business milestones. The principal activities of Keen Awards and Hui Cheng are the provision of design and engineering service for integrated display technology solutions.

On August 27, 2007, Comtech-Cayman entered into a Stock Purchase Agreement dated as of August 27, 2007, by and among Comtech-Cayman, Broadwell Group Ltd. (“Broadwell Group”), Broad Wise Holdings Limited (“BroadWise”) and Comtech Broadband. Prior to the transactions contemplated by the Agreement, Comtech-Cayman owned 55% of Comtech Broadband’s outstanding equity securities and Broadwise, a wholly owned subsidiary of Broadwell Group, owned 45% of Comtech Broadband’s outstanding equity securities. Pursuant to the Agreement, Comtech-Cayman purchased all of the outstanding equity securities on August 31, 2007, resulting in Comtech-Cayman directly and indirectly owning all of the issued and outstanding equity securities of Comtech Broadband. Consideration for the acquisition was $10,000,000 in cash and $5,000,000 in shares of the common stock of the Company.

Future liquidity needs

As of September 30, 2007, the Company had approximately RMB859,192 thousand ($114,669 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of the close of business on September 28, 2007, the exchange rate between RMB and U.S. dollar was $1 to RMB7.4928.

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

We recognized a foreign currency translation adjustment of approximately RMB(12,153 million) ($(1,622 million)) for the quarter ended September 30, 2007 and RMB(25,477 million) ($(3,400 million)) for the nine months ended September 30, 2007. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB7.2 million ($1.0 million) as of September 30, 2007. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings would be approximately RMB0.07 million ($0.01 million). The potential change in earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rates.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b)	Exhibits

10.1	Stock Purchase Agreement dated August 27, 2007 (incorporated by reference to the Current Report on Form 8-K dated August 27, 2007)

10.2	Stock Purchase Agreement dated August 1, 2007 (incorporated by reference to the Current Report on Form 8-K dated August 1, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH GROUP, INC.

November 9, 2007	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chief Executive Officer and President (Principal Executive Officer)

November 9, 2007	By:	/s/ Hope Ni
Hope Ni
Chief Financial Officer (Principal Financial Officer)