Form 10-K
period 2007-12-31
Comtech Group Inc
filed 2008-03-17
CIK 28367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal year ended December 31, 2007

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

Large Accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $423,809,152 based on the reported last sale price of common stock on the Nasdaq Global Market on June 29, 2007.

The number of shares of common stock of the registrant outstanding on March 7, 2008 was 38,498,769.

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the availability and cost of products from our suppliers incorporated into our customized module design solutions;

•	changes in end-user demand for the products manufactured and sold by our customers;

•	general and cyclical economic and business conditions, domestic or foreign, and, in particular, those in China’s mobile handset, telecom equipment and digital media industries;

•	the rate of introduction of new products by our customers;

•	the rate of introduction of enabling technologies by our suppliers;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	our ability to compete effectively with our current and future competitors;

•	our ability to manage our growth effectively, including possible growth through acquisitions;

•	our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers;

•	our implementation of share-based compensation plans;

•	changes in the favorable tax incentives enjoyed by our PRC operating companies;

•	foreign currency exchange rates fluctuations;

•	adverse changes in the securities markets; and

•	legislative or regulatory changes in China.

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

Company Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006 and 2007 we began offering technology and engineering, and software design services.

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

We continue to explore and identify new end-markets where we can leverage both our design and engineering expertise. For example, in 2007 we acquired Keen Awards Limited, a company engaged in the business of technology components sales and providing design and engineering service for integrated display technology solutions.

From 2005 to 2007, our net revenue grew from RMB866.3 million to RMB1,666.5 million ($228.5 million), representing a compound annual growth rate, or CAGR, of 38.7%, and our net income grew from RMB86.8 million to RMB152.4 million ($20.9 million) during the same period, representing a CAGR of 32.5%.

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

Make strategic investments and acquisitions. We intend to grow and expand our business by making strategic investments in and acquiring businesses complementary to ours that will enable us to expand the solutions we offer to our existing target customer base, and that will provide opportunities to expand into new markets. In particular, we plan to pursue opportunities where we expect to generate additional near-term revenue or expand our long-term growth opportunities by expanding our customer base or target end-markets. For example, in 2007 we acquired Keen Awards Limited, a company engaged in the business of technology component sales and providing design and engineering service for integrated display technology solutions.

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

Sound system

Power supplies

Bluetooth

Multimedia

The following table sets forth the revenue contribution from our mobile handset, telecom equipment and digital media/other services end-markets during 2005, 2006 and 2007.

Market	2005	2006	2007
Mobile handset	51.5%	39.7%	40.4%
Telecommunication equipment	37.7%	34.4%	30.5%
Digital media and others	10.8%	21.8%	25.0%
Engineering services	—	4.1%	4.1%
Total	100.0%	100.0%	100.0%

Our R&D unit has always been a driving component in our business and remains crucial in providing the best design solutions for our customers. We have a team of approximately 225 highly qualified design and application engineering specialists and other technical employees engaged in R&D related activities to develop new customized module solutions targeted at the wireless handset, telecom equipment and digital media industries. For 2007, we invested RMB41.0 million ($5.6 million) for R&D purposes and will continue to devote significant resources to supporting and enhancing the depth and capabilities of our R&D unit.

Customers

Our broad and diversified customer base includes many of the major domestic mobile handset, telecom equipment and digital consumer electronics manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our largest customer in the mobile handset market in terms of 2007 net revenue was ZTE, both a large domestic mobile handset manufacturer and one of the largest telecom equipment manufacturers in China. Our three largest customers from the telecom equipment industry in terms of 2007 net revenue were ZTE, Huawei and Wuhan Research Institute of Post & Telecommunications, major telecom equipment manufacturers in China. Our largest customer in the digital media end-market in terms of 2007 net revenue was T&W Electronics, a major broadband terminal equipment and digital consumer electronic provider in China. During 2007, ZTE, T&W Electronics, Wuhan Research Institute of Post & Telecommunications, Young Poong Electronics and Huawei, accounted for 15.9%, 10.2%, 5.1%, 4.1% and 3.6% of our net revenue, respectively.

As of December 31, 2007, we believe that our major customers by end-market were as follows:

•	Mobile Handset Manufacturers—Lenovo and ZTE.

•	Telecommunication Equipment Manufacturers—Huawei, ZTE and Wuhan Research Institute of Post & Telecommunications

•	Digital Media—T&W Electronics and Young Poong Electronics.

In 2005, 2006 and 2007, our top 10 customers to whom we sold directly, including several contract manufacturers used by some of our major end-market customers, were as follows:

	2005		2006		2007
Customer Name	Net Revenue (in millions)	Percentage of Net Revenue(%)	Net Revenue (in millions)	Percentage of Net Revenue(%)	Net Revenue (in millions)	Percentage of Net Revenue(%)
ZTE	RMB61.3	7.1	RMB113.9	8.6	RMB264.5	15.9
T&W Electronics	71.7	8.3	210.7	15.9	169.5	10.2
Wuhan Research Institute of Post & Telecommunications	*	*	74.4	5.6	84.3	5.1

	2005		2006		2007
Customer Name	Net Revenue (in millions)	Percentage of Net Revenue(%)	Net Revenue (in millions)	Percentage of Net Revenue(%)	Net Revenue (in millions)	Percentage of Net Revenue(%)
Young Poong Electronics	*	*	45.4	3.4	67.6	4.1
Huawei	75.5	8.7	90.9	6.9	60.6	3.6
Accelink Technologies	*	*	41.3	3.1	49.5	3.0
Wuxi Zhongxing Optoelectronics	25.4	2.9	81.8	6.2	48.8	2.9
TCL	24.5	2.8	*	*	39.2	2.4
Oukexin Electronics	*	*	*	*	39.1	2.3
Soye Instrument	*	*	*	*	36.6	2.2
ATI	52.1	6.0	53.7	4.1	*	*
Sichuan Jiuzhou Electronics	*	*	44.2	3.3	*	*
Starnet Digital Technology	31.4	3.6	42.4	3.2	*	*
Lenovo	34.6	4.0	*	*	*	*
Konka	31.7	3.7	*	*	*	*
Shenzhen Sang Fei Consumer Communications	30.6	3.5	*	*	*	*
Total	438.8	50.6	798.9	60.3	859.7	51.7

*	Not a top 10 customer in the respective year.

The value of our technology solutions can be illustrated by specific examples of how we have worked closely with our customers and suppliers in leveraging our competitive position and unique business model to solidify and extend our existing business, as well as identify and capture new opportunities:

Growing with our customers. We have been a provider of customized module design solutions to many of our major customers for a significant portion of our operating history, often developing multi-level relationships with the various customer groups with whom we work. For example, we first became a solutions provider to Huawei in 1995 when Huawei had several hundred employees, compared to over 68,000 employees at the end of 2007. As China’s telecom market has grown, so has Huawei’s telecom equipment business and the demand for our module design solutions customized specifically for application within Huawei’s products. In 2006, we also began providing customized 3G cell phone modules to Huawei, as well as engineering services to Huawei. Our total net revenue from Huawei grew to RMB60.6 million ($8.3 million) in 2007.

Applying our customized module design capabilities to new end-markets. We have leveraged our customized module design capabilities and our deep, multi-level customer relationships to follow our customers into new end-markets. Since 1995, we have been a provider of customized module design solutions for telecom equipment to ZTE, one of the largest telecom equipment manufacturers in China. ZTE first sought to enter the mobile handset market in China in 2000. Based on our working history with ZTE on telecom equipment solutions and on our proven design capabilities, ZTE selected us as a provider of customized module design solutions for their mobile handsets in 2000. Our total net revenue from ZTE has grown to RMB264.5 million ($36.3 million) in 2007.

Suppliers

We develop our customized module design solutions based on technology components provided by key technology and other suppliers in our target end-markets. We work with a select list of more than 30 key suppliers, including:

Supplier Name	Product
Broadcom	Various products including integrated circuit and Bluetooth

JDS Uniphase	Optoelectronic components

Matsushita	Switches, connectors, relay

M-Systems Flash Disk Pioneers Ltd.	Flash memory

Sambu Communics Co., Ltd.	Speakers

In 2005, 2006 and 2007, based on cost, our major suppliers from whom we purchase components sold to our customers were as follows:

	2005	2006	2007
Supplier Name	Percentage of Cost of sales (%)	Percentage of Cost of sales (%)	Percentage of Cost of sales (%)
Broadcom	35.5	34.9	28.6
Matsushita	41.7	15.7	10.0
JDS Uniphase	*	16.5	9.1

*	Not a significant supplier in the respective year.

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

Sales and Marketing

We generate sales of our customized module design solutions through our direct sales force, consisting of approximately 150 sales directors, account managers and sales support staff as at December 31, 2007. Our sales directors are responsible for establishing sales strategy and setting objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer relationship. Account managers work closely with customers and, in many cases, provide on-site support. Account managers often attend our customers’ internal meetings related to production, engineering design and quality assurance to ensure that our customers’ expectations are appropriately interpreted and communicated to our operations group, and ultimately met or exceeded throughout the design process. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Employees

As of December 31, 2007, we had approximately 470 employees, 225 in research and development, 150 in sales and marketing and 95 in administrative positions.

We make contributions for all of our employees in the PRC to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The mandatory insurance schemes in Shenzhen, PRC includes a pension scheme, medical insurance, work-related insurance and unemployment insurance. The PRC government is directly responsible for the payments of benefits to these retired employees. We are required to make contributions to the government-managed retirement plan at specified rates of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

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

While many of our proposed customized module design solutions are accepted by our customers, there is no obligation for customers to accept our proposed solutions. We dedicate personnel, management and financial resources to research and development and technical support in developing new customized module design solutions for our customers. The time frames for most research and development projects typically range from two to 18 months. For our component sales segment, because we do not charge a design fee, but rather generate revenue through the resale of specified components contained in our proposed reference designs, if our customers do not accept our proposed designs, we will fail to capitalize on the invested resources, time and effort that we expended on a project.

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

We typically rely on a limited number of key suppliers, and many customized module design solutions that we develop are designed around technology components provided by our suppliers. We typically do not have long-term supply agreements or other forms of exclusive arrangements with our suppliers. In 2007, for example, Broadcom, Matsushita and JDS Uniphase, accounted for approximately 28.6%, 10.0% and 9.1%, respectively, of our cost of sales. Furthermore, although we deal with approximately ten different divisions within Matsushita, purchases of relays and connectors from Matsushita accounted for a substantial portion of our cost of sales attributable to Matsushita. If we lose a key supplier or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demand for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. For example, on one prior occasion, one of our key suppliers experienced an interruption in its production capacity due to a relocation of its production facilities, which resulted in its inability to meet our quarterly supply requirements. If suitable replacement components are unavailable, we may be forced to redevelop certain of our solutions, which ultimately may not be accepted by our customers.

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

We generate the majority of our net revenue from a small number of key customers, and we anticipate that a relatively small number of key customers will continue to account for a significant portion of our net revenue in the foreseeable future, particularly in the telecom equipment market. In 2007, our sales to ZTE, T&W and Wuhan Research Institute of Post & Telecommunications accounted for approximately 15.9%, 10.2%, and 5.1% respectively, of our net revenue. Sales to our top 10 customers represented approximately 51.7% of our net revenue in 2007. Should we lose, receive reduced orders from, or experience any adverse change in our relationship with any of our key customers, or should they decide to use solutions provided by other companies, we will suffer a substantial loss in net revenue.

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

Prior to 2005, we derived substantially all of our net revenue from our customized module design solutions provided to customers in the mobile handset and telecom equipment end-markets. In 2005, we began targeting the digital media end-market and in 2006 and 2007, we began our own business of providing software design and engineering service. Our success in the digital media end-market will depend, in significant part, on our ability to continue to develop the necessary technological capability and to leverage our existing customer base that has expanded into this end-market. If we are unable to quickly develop technological expertise, increase our research and development capabilities and leverage our customer base as anticipated, our return on our investment with respect to these efforts may be lower than anticipated and our operating results may suffer. Finally, our customer base may not respond to our efforts to expand our proprietary capabilities and may be unwilling to utilize these enhanced capabilities.

We may be unable to manage rapid growth and a changing operating environment, which could adversely affect our ability to serve our customers and harm our business.

We have experienced rapid growth over the last five years, with our net revenue increasing from RMB357.8 million in 2003 to RMB1,666.5 million ($228.5 million) in 2007. Our number of employees has increased from approximately 30 in 2001 to 470 as at December 31, 2007. We have limited operational, administrative and financial resources, which may be inadequate to sustain our current growth rate. If we are unable to manage our growth effectively, the quality of our solutions could deteriorate and our business may suffer. As our customer base increases and we enter new end-markets, we will need to:

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

Our in-house design engineering teams develop our customized module design solutions. We typically do not have patent or other intellectual property protection for our solutions, nor do we typically have non-disclosure or confidentiality agreements with most of our suppliers or customers to keep our design specifications confidential. Suppliers or other competitors may attempt to circumvent us by selling products or providing module design solutions directly to our customers. The unauthorized use by our suppliers or other competitors of our module design solution specifications or other intellectual property in the future would result in a substantial decrease in out net revenue. The validity, enforceability and scope of protection of intellectual property in China is uncertain and still evolving, and PRC laws may not protect intellectual property rights to the same extent as the laws of some other jurisdictions, such as the United States. Moreover, litigation may be necessary in the future to enforce any intellectual property rights we may establish or acquire in the future, which could result in substantial costs and diversion of our resources, and have a material adverse effect on our business, financial condition and results of operations.

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

In the opinion of our PRC counsel, the ownership structure of Shenzhen Comtech and the contractual agreements among Comtech China, Honghui Li and Huimo Chen do not violate existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including but not limited to the laws and regulations governing the validity and enforcement of these contractual agreements. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that these contractual agreements violate or conflict with PRC laws or regulations.

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

A large portion of our net revenue currently comes from sales to manufacturers in the cyclical mobile handset, telecom equipment and digital media end-markets and cyclical downturns could harm our operating results.

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

Substantially all of our operations and assets are located in China and substantially all of our net revenue are derived from our operations in China. Accordingly, our results of operations and future prospects are subject to economic, political and social developments in China. In particular, our results of operations may be adversely affected by:

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that some of our PRC operating companies currently enjoy or expect to enjoy in the future. The statutory tax rate generally applicable to Chinese companies is 33%. As a result of preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB47.8 million ($6.6 million) in 2007. For additional details regarding these tax incentives, please see “Item 7. Management’s discussion and analysis of financial condition and result of operations—Taxation.”

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax Law of the PRC (“new tax law”), which takes effect on January 1, 2008. According to the new tax law, the corporate income tax rate applicable to all of the Company’s subsidiaries in the PRC will be revised to 25%. In addition, certain entities are subject to the transitional tax rates during which the income tax rate will gradually increase to the unified rate of 25% from January 1, 2008. The transitional tax rate is 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards respectively (“the transitional tax rates”). For the entities that were entitled to a tax holiday such as the two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, these entities shall continue to be entitled to the tax holiday and for the entities which have not commenced their respective tax holiday as of December 31, 2007, the new tax law requires the tax exemption period to begin on January 1, 2008. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. However, the definition and conditions for eligibility of high-technology enterprises have not been promulgated as of December 31, 2007.

The telecom equipment market is extensively regulated in China.

The telecom equipment end-market accounted for 30.5% of our net revenue in 2007. China’s telecom industry is heavily regulated. Changes in regulations affecting sales of these customers could negatively affect the telecom equipment end-market for our solutions, which will materially harm our business.

PRC government control of currency conversion may affect our ability to meet foreign currency obligations.

Because the majority of our net revenue are denominated in Renminbi, any restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to meet our foreign currency obligations, such as settling the purchase of materials which may be denominated in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), or the Rules, as amended. Under the Rules, once certain procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the PRC State Administration of Foreign Exchange, or SAFE, or its local counter-parts. Since a significant amount of our future revenues will continue to be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in China to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of Renminbi with respect to foreign exchange transactions.

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

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, or the PBOC Regulation, setting forth the respective requirements for foreign exchange transactions by PRC individuals under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the PBOC Regulation, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our PRC employees who have been granted stock options will be subject to the Stock Option Rule when our company becomes an overseas publicly-listed company. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

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

Substantially all of our operations are conducted through our PRC operating companies. The ability of our PRC operating companies to make dividends and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the SAFE regulations discussed above, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, namely Comtech Communications and Comtech Software, including, remittance of dividends and foreign-currency-denominated borrowings by these PRC subsidiaries. In addition, our PRC operating companies are required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating companies are also required, where applicable, to allocate an additional 5% to 10% of their net profits to a statutory common welfare fund. The net profit available for distribution from our PRC operating companies is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from these entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

We do not directly own the equity interest in Shenzhen Comtech, which accounted for approximately 5.2% of our net revenue in 2007, or Shanghai E&T, which is owned 60% by Shenzhen Comtech and 40% by Comtech China through contractual agreements with Shenzhen Comtech and Honghui Li respectively, and which accounted for approximately 6.3% of our net revenue in 2007. Honghui Li and Huimo Chen, the shareholders of Shenzhen Comtech, have contractually agreed, among others things, to apply all dividends or other payments they receive from Shenzhen Comtech to payments to our 100% directly owned subsidiary, Comtech China, or its designated entities, for valid and valuable consideration and to the extent permitted by applicable PRC law, including PRC foreign exchange law. PRC law and regulatory requirements would currently restrict the ability of the shareholders of Shenzhen Comtech, based solely upon the contractual agreement, to directly apply the dividends or other payments they receive from Shenzhen Comtech in U.S. dollars to payments to Comtech China or in Renminbi to Comtech China’s designated entities in China. For example, the PRC foreign exchange authorities would have discretion to review the adequacy of the consideration given in exchange for the application of any dividends or payments from Shenzhen Comtech to Comtech China. If Honghui Li and Huimo Chen fail to apply such dividends or other payments received from Shenzhen Comtech, which might include profit distributions from Shanghai E&T to Shenzhen Comtech, to payments to Comtech China or its designated entities, our financial condition would be negatively affected. Apart from the dividend distribution from our PRC subsidiaries to us, the transfer of funds from our company to our PRC operating companies, either as a shareholder loan or as an increase in registered capital or otherwise, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions.

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

The dividends we receive from our wholly-owned operating subsidiaries and our global income may be subject to PRC tax under the new PRC tax law, which would have a material adverse effect on our results of operations.

Under the new PRC tax law, effective January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the corporate income tax at the rate of 25% on its global income. The new PRC tax law does not, however, define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income including the dividends we receive from Shenzhen AM and AM Technology will be subject to the corporate income tax at the rate of 25%, which would have a material adverse effect on our business, financial condition and results of operations.

Under the previous PRC tax law, dividend payments to foreign investors made by foreign-invested enterprises in China, such as are exempt from PRC withholding tax. We have been advised by our PRC counsel, Commerce & Finance Law Offices, that pursuant to the new PRC enterprise income tax law which became effective on January 1, 2008, however, dividends payable by a foreign-invested enterprise in China to its foreign investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. According to the Mainland and Hong Kong Special Administrative Region Arrangement on Avoiding Double Taxation or Evasion of Taxation on Income agreed between China and Hong Kong in August 2006, dividends paid by a foreign-invested enterprise in China to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the foreign-invested enterprise). The new tax law provides, however, dividends distributed between qualified resident enterprises will be exempted. As the term “qualified resident enterprises” has not been defined and needs further clarification and explanation, we cannot assure you that the dividends distributed by foreign-invested enterprises to their direct shareholders would be regarded as dividends distributed between qualified resident enterprises, and be exempted from the corporate income tax. In addition, we have been advised by our PRC counsel, Commerce & Finance Law Offices, that it is uncertain whether under the new tax law, foreign corporate shareholders may be subject to a 20% income tax upon the dividends payable by us or on any gains they realize from the transfer of our shares, if such income is regarded as income from “sources within the PRC.” We have been advised by Commerce & Finance Law Offices that it is uncertain whether such income would be regarded as income from “sources within the PRC” because (i) the new PRC enterprise income tax law does not define what is “sources within the PRC”, (ii) whether we would be regarded as “resident enterprise” is not clear; and (iii) official clarification of the proper interpretation and implementation of the new PRC enterprise income tax law has not been promulgated. If we are required under the new tax law to withhold PRC income tax on our dividends payable to our non-PRC corporate shareholders or, or on any gains of the transfer of their shares, your investment in our ordinary shares may be materially and adversely affected.

Given the lack of detailed implementation rules, we cannot assure you that we will qualify for any tax exemptions or reductions under the new PRC tax law. If the income tax is levied on the dividends we obtain from any foreign-invested enterprises, our business, financial condition and results of operations could be materially and adversely affected as a result.

Risks Related to Our Common Stock

Our principal shareholder and chief executive officer beneficially owns a substantial majority of our common stock. As a result, the trading price for our shares may be depressed due to market perception that our principal shareholder and chief executive officer will be able to take actions that may be adverse to your interests.

Jeffrey Kang, our principal shareholder and chief executive officer, directly and through entities he controls, currently beneficially owns approximately 26.3% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors, often perceive a disadvantage in owning shares in a company with only one or very few controlling shareholders. Furthermore, Mr. Kang has the ability to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

The trading prices of our shares have been and are likely to continue to be volatile, which could result in substantial losses to you.

The trading prices of our shares have been and are likely to continue to be volatile. Since January 1, 2006, the trading price of our shares on the Nasdaq Global Market has ranged from $6.11 to $22.15 per share, and the last reported sale price on March 7, 2008 was $9.54 per share. The trading prices of our shares could fluctuate widely in response to factors beyond our control. In particular, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States may affect the volatility in the price of and trading volumes for our shares. Recently, a number of PRC companies have listed their securities, or are in the process of preparing for listing their securities, on U.S. stock markets. Some of these companies have experienced significant volatility, including significant price declines after their initial public offerings. The trading performances of these PRC companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards PRC companies listed in the United States and consequently may impact the trading performance of our shares. These broad market and industry factors may significantly affect the market price and volatility of our shares, regardless of our actual operating performance.

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

As of December 31, 2007, we had 38,496,167 shares of common stock outstanding, which shares will be able to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. These shares are freely tradable without restriction or further registration, subject to the related prospectus delivery requirements.

As of December 31, 2007, we had stock options, equity share units, performance shares, warrants and shares issuable in relation to our acquisitions which may result in a significant number of shares entering the public market and the dilution of our common stock. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease properties with a total area of approximately 110,000 square feet in 20 locations in China including Shenzhen, Shanghai, Beijing, Hang Zhou and Hong Kong. Approximately 20,000 square feet is for our corporate headquarters located in Shenzhen, approximately 45,000 square feet is for our research and development centers in Shenzhen and Shanghai, approximately 25,000 square feet is for our representative offices located in the other cities, and approximately 20,000 square feet is used for manufacturing of our proprietary lightning protection product for wireless base stations. These leases have remaining terms ranging from one to 29 months.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

In 2004, we received a complaint threatening an action for damages arising from alleged breaches of fiduciary duties in connection with transactions involving us, Centerpoint Corporation and Bion Environmental Technologies, Inc. The transactions took place before the consummation of our share exchange agreement with Trident, at a time when Trident and OAM (a subsidiary disposed of in January 2007), owned a majority of the shares of Centerpoint. We were named as a potential defendant in the draft complaint, together with OAM, and Mark Hauser and Mark Segall, who were former members of our board of directors, and other individuals and entities associated with Trident. The complaint was said to be on behalf of Centerpoint and a class of Bion shareholders, and alleged that the potential defendants controlled the affairs of Centerpoint, and used their positions, among other things, to divert Centerpoint assets to themselves. In January 2008, this lawsuit was settled. In exchange for being released from all other liability, we returned to Centerpoint all securities of Centerpoint we held and this had no value on Comtech’s balance sheet. No cash was paid by us in connection with the settlement.

We claimed several refunds from the Italian government on corporate taxes paid by OAM, our 98.6% owned Italian subsidiary, during the 1970s and early 1980s. In one instance, the Italian tax authorities have counterclaimed, assessing additional unpaid taxes due by OAM. We have been successful in two lower courts in our defense of these counterclaims and was informed that the case had been determined in our favor in April 2005. In May 2006, we received notification from the Italian counsel that the Italian tax authorities have counterclaimed again against the earlier judgment in April 2007. The Italian counsel also informed us that there were grounds under Italian law to appeal this latest determination. In January 2007, we entered a Sale and Purchase Agreement for OAM with Asia Pacific Technology Development Limited.

We believe that the outcome of the OAM litigation will have no material effect on our financial condition or results of operations.

Except as described above, we are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of shareholders held on December 21, 2007, the Company submitted the following matters to a vote of its shareholders:

1.	Election of Directors:

Name of Director	Votes For	Votes Withheld
Jeffrey Kang	30,108,207	922,073

Hope Ni	30,083,086	947,194

Q.Y. Ma	30,868,939	161,341

Frank Zheng	30,843,648	186,632

J P Gan	30,868,969	161,311

2.	Appointment of KPMG as the independent registered public accounting firm of the Company:

Votes For	Votes Against	Abstentions
30,973,309	54,315	2,656

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2007		2006
Dollars Per Share	High	Low	High	Low
Quarter:
First	19.64	14.10	11.59	5.80
Second	19.76	15.72	16.70	10.08
Third	18.41	13.60	15.28	9.03
Fourth	22.50	15.36	19.89	13.45

The closing price of our common stock on March 7, 2008 as reported by the Nasdaq Global Market was $9.54.

Shareholders

As of March 7, 2008, there were 38,498,769 shares of our common stock outstanding, and we had approximately 770 shareholders of record. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated statement of income data for the five years ended December 31, 2007 and consolidated balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003, presented below are derived from our audited consolidated financial statements and related notes thereto. The audited consolidated financial statements and the related notes have been prepared in accordance with U.S. GAAP, and have been audited by KPMG, an independent registered public accounting firm, for the years ended December 31, 2007 and 2006 and by Deloitte Touche Tohmatsu, an independent registered public accounting firm, for the years ended December 31, 2005. The selected statements of income data for each of the two year periods ended December 31, 2004 and 2003 and the balance sheet as of December 31, 2005, 2004 and 2003 were derived from our audited financial statements which are not included in this report.

The consolidated financial statements are reported in Renminbi. Renminbi and U.S. dollar amounts are presented in thousands, except share and per share data. This data should be read in conjunction with our “Management’s discussion and analysis of financial condition and results of operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

The accompanying consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the PRC. Solely for the convenience of the reader, the December 31, 2007 audited consolidated financial statements have been translated into United States dollars (“US$” or “$”) at the closing rate in New York City on December 31, 2007 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of US$ 1.00 = RMB 7.2946. No representation is made that the RMB could have been, or could be, converted into US$ at that rate or at any other certain rate on December 31, 2007, or at any other certain date.

Consolidated Statement of Income Data

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007 $	2007 RMB	2006 RMB	2005 RMB	2004 RMB	2003 RMB
Net revenue
Product sales	219,041	1,597,818	1,269,176	866,332	625,656	357,805
Services revenue	9,417	68,690	54,387	—	—	—

	228,458	1,666,508	1,323,563	866,332	625,656	357,805
Cost of sales
Cost of goods sold	(177,834)	(1,297,225)	(1,042,951)	(714,881)	(530,800)	(306,939)
Cost of services	(6,356)	(46,368)	(33,928)	—	—	—

	(184,190)	(1,343,593)	(1,076,879)	(714,881)	(530,800)	(306,939)
Gross profit	44,268	322,915	246,684	151,451	94,856	50,866
Selling, general and administrative expenses	(18,594)	(135,631)	(90,097)	(38,970)	(21,092)	(20,341)
Research and development expenses	(5,617)	(40,973)	(27,977)	(15,837)	(6,121)
Other operating income	23	170	185	180	1,110	—

Income from operations	20,080	146,481	128,795	96,824	68,753	30,525
Gain on disposal of a subsidiary	—	—	6,673	—	—	—
Interest expense	(320)	(2,335)	(2,896)	(1,762)	(2,156)	(801)
Interest income	3,515	25,637	7,352	2,493	38	54

Income before income taxes and minority interests	23,275	169,783	139,924	97,555	66,635	29,778
Income taxes	(1,957)	(14,275)	(11,104)	(6,736)	(2,300)	(1,295)

Income before minority interests	21,318	155,508	128,820	90,819	64,335	28,483
Minority interests in income of consolidated subsidiaries	(420)	(3,065)	(5,545)	(3,977)	(2,133)	—

Net income	20,898	152,443	123,275	86,842	62,202	28,483
Earnings per share
Basic	0.57	4.12	3.83	3.08	2.87	1.41

Diluted	0.55	3.98	3.64	2.94	2.84	1.41

Dividends declared per share	—	—	—	—	—	2.04

Weighted average number of common shares outstanding
Basic		36,974,100	32,200,044	28,168,274	21,690,560	20,251,075

Diluted		38,306,969	33,829,519	29,507,939	21,885,053	20,251,075

Consolidated Balance Sheet Data
Cash	126,073	919,650	375,147	177,098	41,444	30,683
Accounts receivable, net	57,348	418,329	278,589	267,543	168,989	92,259
Property and equipment, net	2,447	17,848	12,395	6,904	3,317	2,961
Total assets	252,315	1,840,540	907,098	668,935	309,167	160,200
Total current liabilities	50,062	365,185	241,534	153,777	118,955	142,546
Total liabilities and minority interests	53,008	386,672	243,180	162,376	123,159	142,546
Total stockholders’ equity	199,307	1,453,868	663,918	506,559	186,008	17,654

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, thus reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006 and 2007, we began offering technology and engineering, and software design services in China.

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

For the year ended December 31, 2007, we have two reportable operating segments: product sales consisting of revenues generated by providing customized module design solutions focusing primarily in the mobile handset, telecommunications equipment and digital media end-markets, and services revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services. Prior to 2006, our only operating segment was product sales.

Principal Factors Affecting Our Results of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the last year, digital media related sales, which have generally higher profit margins than our mobile handset module related sales and our telecom equipment module related sales, have constituted a significantly greater portion of our total net revenue as compared to previous years.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2005, we began targeting the digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating sales from customized module design solutions for digital home entertainment products, primarily for digital set-top boxes, through sales to our existing end-customers, Haier, Konka, Lenovo and TCL. We have since then grown our revenues generated from this market from constituting 10.8% of our 2005 revenue to 25.0% of our 2007 revenue. We anticipate that sales related to the digital media end-markets will generally have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as this industry mature. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

Net Revenue

Product sales

For our component sales segment, we do not charge our customers an independent design fee. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. Our net revenue includes a 17% value-added tax, or VAT.

Our broad and diversified customer base includes many of the major domestic mobile handset, telecom equipment and digital consumer electronics manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our largest customer in the mobile handset market in terms of 2006 net revenue was ZTE, both a large domestic mobile handset manufacturer and one of the largest telecom equipment manufacturers in China. Our three largest customers from the telecom equipment industry in terms of 2007 net revenue were ZTE, Huawei and Wuhan Research Institute of Post & Telecommunications, major telecom equipment manufacturers in China. Our largest customer in the digital media end-market in terms of 2007 net revenue was T&W Electronics, a major broadband terminal equipment and digital consumer electronic provider in China. During 2007, ZTE, T&W Electronics, Wuhan Research Institute of Post & Telecommunications, Young Poong Electronics and Huawei, accounted for 15.9%, 10.2%, 5.1%, 4.1% and 3.6% of our net revenue, respectively.

Our net revenue are subject to seasonal fluctuation and periods of increased demand. All product module sales are typically highest in the fourth quarter of the year due to desire by OEMs to spend remaining budgets allocated for a given period, usually on an annual basis. Net revenue have historically been lowest in the first quarter of the year due to the Chinese New Year holiday and the general reduction in sales following the holiday season. The digital media industry also experiences cyclical fluctuations, as well as fluctuations in how quickly certain new digital media products and technologies are adopted by the market. These sales patterns may not be indicative of future sales performance.

Services Revenue

We provide technology and engineering services, and related training and maintenance services to our customers. We generate revenue when our services are rendered and acknowledged by our customers.

Cost of Sales

Our cost of sales comprises cost of goods sold and cost of services.

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), JDS Uniphase (optoelectronic components), M-Systems (flash memory, DiskOnChip), Matsushita (switches), and Sambu (speakers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. During 2007, based on cost of sales, we purchased approximately 28.6%, 10.0% and 9.1% of the components sold to our customers from Broadcom, Matsushita and JDS Uniphase and its affiliated entities, respectively. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of December 31, 2007, we had approximately 225 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, research and development expenses were significantly higher in 2007 than they were in 2006, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Minority Interests

After March 26, 2007, but prior to August 31, 2007, minority interest consisted of 45% of the outstanding equity interest in Comtech Broadband. For the year ended December 31, 2007, approximately 14.4% of our total net revenue was generated through this subsidiary. On August 31, 2007 Comtech-Cayman purchased the minority interest in Comtech Broadband.

Prior to March 26, 2007, 40% of the outstanding equity interest in Comtech Wireless, 48.9% of the outstanding equity interest in Huameng and 1.4% of the outstanding equity interest in OAM S.p.A., a non-operating Italian subsidiary, was held by minority shareholders of these entities. On March 26, 2007, COGO Engineering Services Limited (previously, Huameng Engineering Services Limited) and Comloca Technology (Shenzen) Company Limited became wholly owned subsidiaries of the Company. In January 2007, we sold our interest in OAM S.p.A., a non operating Italian subsidiary.

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

Our subsidiaries incorporated in Hong Kong, Comtech Hong Kong, Comtech Broadband, Keen Awards and Hong Kong JJT are subject to taxes on their profits in Hong Kong at 17.5% for 2007, 2006 and 2005.

The PRC statutory tax rate is 33%. Shenzhen Comtech, Comtech, Communication, Comtech Software, Comloca, Huameng PRC and Viewtran PRC (collectively the “Shenzhen Subsidiaries”), being located in the Shenzhen Special Economic Zone in the PRC, are subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries have agreed to operate for a minimum of 10 years in the PRC, the Shenzhen Subsidiaries are entitled to a tax holiday of a two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of the respective Shenzhen Subsidiaries.

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech is subject to a tax rate of 15% in 2005 to 2007.

•	Comtech Communications is subject to a tax rate of 7.5% in 2005 to 2007.

•	Comtech Software is under a tax holiday in 2005 and 2006 and is subject to a tax rate of 7.5% in 2007.

•	Comloca and Huameng PRC have no assessable profits up to 2007.

•	Viewtran PRC has no assessable profits up to 2006 and is under a tax exemption period in 2007.

Shanghai E & T is located in Shanghai Qingpu Zone and is taxed on a deemed basis at 2.31% (2005 and 2006: 0.5%) of its turnover in accordance with the tax guidelines issued by the local tax authority in Qingpu Zone in 2007.

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax Law of the PRC (“new tax law”), which takes effect on January 1, 2008. According to the new tax law, the corporate income tax rate applicable to all of our subsidiaries in the PRC will be revised to 25%. However, the Shenzhen Subsidiaries are subject to the transitional tax rates during which the income tax rate will gradually increase to the unified rate of 25% from January 1, 2008. The transitional tax rate is 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards respectively (“the transitional tax rates”). For the Shenzhen Subsidiaries that were entitled to a tax holiday such as the two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, the Shenzhen Subsidiaries shall continue to be entitled to the tax holiday and for Comloca and Huameng PRC which have not commenced the respective tax holiday as of December 31, 2007, the new tax law requires the tax exemption period to begin on January 1, 2008. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. However, the definition and conditions for eligibility of high-technology enterprises have not been promulgated as of December 31, 2007. Accordingly, none of the PRC subsidiaries have applied the reduced tax rate of 15% in determining their deferred taxes as of December 31, 2007.

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. See “Risk factors—Our financial results benefit from tax concessions granted by the PRC government, the change to or expiration of which would materially change our results of operations.” Our effective tax rate was 8.4%, 7.9% and 6.9% in 2007, 2006 and 2005, respectively. The increase in our effective tax rate over this three year period was mostly due to our subsidiaries with higher tax rates representing a greater percentage of our revenues. The ending of tax holiday for Shenzhen Software also contributed to the increase in the effective tax rate. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB47.8 million ($6.6 million), RMB34.4 million and RMB29.6 million in 2007, 2006, and 2005, respectively.

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

Acquisition. As of December 31, 2007, our intangible assets primarily consist of proprietary technology and customer relationships that were acquired in connection with our acquisition of the remaining 40% equity interest in Shanghai E&T that were not already owned by the company, the acquisition of the 100% equity interest in Viewtran, the acquisition of 100% equity interest in Keen Awards, and the acquisition of the remaining 45% equity interest in Comtech Broadband. The acquisition of Shanghai E&T and Viewtran were made during 2006, whereas the acquisitions of Keen Awards and Comtech Broadband were made during 2007. For these acquisitions, we allocate the cost of an acquired entity to the assets acquired and the liabilities assumed based on their estimated fair value on the date of acquisition. This process is commonly referred to as the purchase price allocation. As part of the purchase price allocation, we are required to determine the fair value of any identifiable intangible assets acquired. The determination of the fair value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future. A change in the amount allocated to identifiable intangible assets would have an offsetting effect on the amount of goodwill recognized from the acquisition and would change the amount of amortization expense recognized related to those identifiable intangible assets. In addition, our acquisition consideration payable in relation to our acquisition of Keen Awards is payable at various dates which is contingent upon achieving certain agreed earnings levels over an agreed measurement period. On the date of acquisition, we have recognized consideration payable of RMB63.0 million ($8.6 million), which is equal to the estimated fair value of net identifiable assets. Accordingly, upon resolution of the contingency, the fair value of the consideration, which include $4 million payable in our common stock valued as of August 31, 2007 and a 20% equity interest in Keen Awards, to be paid needs to be determined and adjustment to goodwill or against the net identifiable assets will be made in accordance with SFAS No. 141, Business Combinations.

The fair values of our identifiable intangible assets were determined by us with inputs from our independent appraisers using mainly the income approach. Future cash flows are predominately based on the historical pricing and expense levels, taking into consideration the relevant market size and growth factors and expected industry. The resulting cash flows are then discounted at a rate approximating our weighted average cost of capital.

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of December 31, 2007, our accounts receivable balance was RMB418.3 million ($57.3 million), net of an RMB30.5 million ($4.2 million) allowance for doubtful accounts. As our business grows, we expect our accounts receivable balance to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible account receivables could exceed our current or future allowances.

Share-based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award and requires compensation cost to reflect estimated forfeitures. The determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected share option exercise behaviors, risk-free interest rate and expected dividends. Furthermore, we estimate forfeitures at the time of grant and record share-based compensation expense only for those awards that are expected to vest. If actual forfeitures differ from those estimates, we revise the estimates used in subsequent periods which will affect the amount of employee share-based compensation expenses we recognize in our consolidated financial statements. SFAS No. 123R was adopted using the modified prospective method of application. Under this method, we record share-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006 and for share-based awards granted after January 1, 2006. Compensation cost is recognized on a straight line basis over the requisite service period, which is generally the same as the vesting period. Since the adoption of SFAS No. 123R, we have only granted equity share unit and performance shares to minimize the level of estimation. Our share-based compensation expense for the years ended December 31, 2007 and 2006 was RMB38.0 million ($5.2 million) and RMB20.0 million, respectively.

We currently use authorized and unissued shares to satisfy share award exercises.

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

Taxation. We provide for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by SFAS 109. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is irrecoverable and full valuation allowance is provided as of December 31, 2007. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, the valuation allowance against our deferred tax asset may be adjusted.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we apply a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2007, all uncertain tax positions were considered to be more likely than not to be sustained upon examination by the relevant authorities. If, in the future, our assumptions and estimates that resulted in the determination of sustainability prove to be incorrect, a tax expense adjustment may be necessary.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Net Revenue. Total net revenue increased RMB342.9 million ($47.0 million), or 25.9% in 2007 when compared to 2006. The increase was mainly due to an increase in product sales by approximately RMB328.6 million ($45.0 million) and the new services revenue by RMB14.3 million ($2.0 million).

Product Sales

Details of product sales by product type for the years ended December 31, 2007 and 2006 were as follows:

	Years ended December 31,
	2007		2007	2006	2006
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
Mobile handset	$92.2	RMB 672.6	40.4%	RMB525.4	39.7%	28.0%
Telecommunications equipment	69.8	509.1	30.5	455.2	34.4	11.8%
Digital media and other (1)	57.0	416.1	25.0	288.6	21.8	44.2%

Total product sales	$219.0	RMB1,597.8	95.9%	RMB1,269.2	95.9%	25.9%

(1)	Other includes sales of lightning protection devices for wireless base stations and storage technology solutions.

Product sales for the year ended 2007 was RMB1,597.8 million ($219.0 million), or RMB328.6 million or 25.9% higher than the year ended 2006. Mobile handset related sales increased by RMB147.2 million ($20.2 million), or 28.0%, telecom equipment related sales increased by RMB53.9 million ($7.4 million), or 11.8%, and digital media and other sales increased by RMB127.5 million ($17.5 million), or 44.2%. The increase in product sales was mainly attributable to stable growth in sales volume, which resulted from an increase in our customer base and an increase in our product types for all markets. The wider variety of product solutions drove the increase in sales orders from some existing customers, such as ZTE. The newly introduced business lines in digital media markets, such as home entertainment products also contributed to the increase. The contribution to total net revenue by digital media and other sales in 2007 increased to RMB416.1 million ($57.0 million), or 25.0% of total net revenue, from RMB288.6 million, or 21.8% of total net revenue, in 2006. Though we had an increase in revenue amounts for telecom equipment related sales, its contribution to total net revenue decreased from 34.4% in 2006 to 30.5% in 2007 due to significant growth in our digital media business. The contribution to total net revenue by mobile handsets remained consistent in 2007 as compared to 2006 (40.4% in 2007 and 39.7% in 2006).

Services Revenue. Services revenue for the years ended December 31, 2007 and 2006 were as follows

	Years ended December 31,
	2007		2007	2006	2006
	Amount		% of Net Revenue	Amount	% of Net Revenue
	(in millions)			(in millions)
Services revenue	$9.4	RMB68.7	4.1%	RMB54.4	4.1%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services commencing from January 2006. The increase of RMB14.3 million ($2.0 million), or 26.3%, was mainly attributable to greater sales generated from software design services, as a result of the acquisition of Viewtran and Keen Awards.

Gross Profit. Gross profit was RMB322.9 million ($44.3 million) in 2007, an increase of RMB76.2 million ($10.4 million), or 30.9% when compared to RMB246.7 million in 2006. The increase in both gross profit and percentage is primarily attributable to a change in product mix. Digital media module related sales have generally higher margins than the other two market sales. The higher margin for services revenue and the fact that no inventory was written off in 2007 (as RMB7.4 million was in 2006) also contributed to the increase.

Selling, General, Administrative, and Research & Development Expenses. Selling, general and administrative and R&D expenses were RMB173.8 million ($23.8 million) in the year ended 2007, or 47.2% higher than those of the same period the prior year. The expenses for the years ended December 31, 2007 and 2006 were as follows:

	Years ended December 31,
	2007		2007	2006	2006
	Amount	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in millions, except for percentages)
Selling expenses	$7.2	RMB52.8	3.2%	RMB41.3	3.1%
General and administrative expenses	11.4	82.8	4.8	48.8	3.7
R&D expenses	5.6	41.0	2.5	28.0	2.1

Total	$24.2	RMB176.6	10.5%	RMB118.1	8.9%

Selling, General and Administrative Expenses. The increase in selling expenses in 2007 of RMB11.5 million ($1.6 million), or 27.8%, was mainly attributable to an increase in our bad debt provision of RMB15.1 million in 2007. An increase in sales staff costs (RMB2.4 million) and share-based compensation (RMB3.3 million) also contributed to the increase. Despite the increased sales volume, because of our tighter controls of costs, other indirect selling expenses such as freight charges and salesperson expenses were decreased, which was offset in part to the increase in selling expenses.

The increase in general and administrative expenses of RMB34.0 million ($4.7 million), or 69.7%, was primarily attributable to additional salaries and other costs associated with our new employees of RMB10.5 million ($1.4 million) and an increase in share-based compensation of RMB6.6 million ($0.9 million). In addition, the increased amortization of intangible assets of RMB12.7 million ($1.7 million) also contributed to the increase. The balance of the increase was contributed by increase in office access and other general administrative expense.

R&D Expenses. R&D expenses increased in 2007 by RMB13.0 million ($1.8 million), or 46.4%, as compared to 2006. The increase was primarily attributable to the significant increase in R&D personnel and engineers, in which the related staff cost and share-based compensation increased by approximately RMB4.4 million and RMB8.1 million, respectively. The remaining increase resulted from additional research expenditures spent for potential new markets, such as digital media solutions.

Interest Expense. Interest expense decreased in 2007 by RMB0.6 million ($0.08 million) or 19.4%, as compared to 2006. The decrease in interest expense was attributable to a decrease in the average interest rate and the average book borrowing balance.

Interest Income. Interest income in 2007 amounted to RMB25.6 million ($3.5 million), compared to RMB7.4 million in 2006. The significant increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering described below. Higher net cash inflows generated from revenue resulting from higher average deposit balances also contributed to the increase in interest income.

Income Tax. The effective tax rate for 2007 was 8.4% compared to 7.9% for 2006. The increase in the effective tax rate was primarily due to subsidiaries with higher tax rates representing a greater percentage of our revenues in 2007.

Net Income; Earnings Per Share. As a result of the above items, net income for 2007 was RMB152.4 million ($20.9 million), compared to net income of RMB123.3 million in 2006. We reported basic per share earnings of RMB4.12 ($0.57) for 2007, based on 36,974,100 outstanding weighted average shares, and a diluted per share earnings of RMB3.98 ($0.55), based on 38,306,969 outstanding weighted average shares, compared to basic per share earnings of RMB3.83 for 2006, based on 32,200,044 outstanding weighted average shares, and a diluted per share earnings of RMB3.64, based on 33,829,519 outstanding weighted average shares.

Year ended December 31, 2006 compared to year ended December 31, 2005

Details of product sales by product type for the years ended December 31, 2006 and 2005 were as follows:

	Years ended December 31
	2006		2006	2005	2005
	Amount		% of Net Revenue	Amount	% of Net Revenue		% change
	(in millions, except for percentages)
Mobile handset	$67.3	RMB525.4	39.7%	RMB446.4	51.5%		17.7%
Telecommunications equipment	58.3	455.2	34.4	326.7	37.7		39.3
Digital media and other (1)	37.0	288.6	21.8	93.2	10.8		209.7

Total product sales	$162.6	RMB1,269.2	95.9%	RMB866.3	100.	%	46.5%

(1)	Other includes sales of lightning protection devices for wireless base stations and storage technology solutions.

Product sales for the year ended 2006 was RMB1,269.2 million ($162.6 million), or RMB402.9 million or 46.5% higher than the year ended 2005. Mobile handset related sales increased by RMB79.0 million ($10.1 million), or 17.7%, telecom equipment related sales increased by RMB128.5 million ($16.5 million), or 39.3%, and digital media and other sales increased by RMB195.4 million ($25.0 million), or 209.7%. The increase in product sales was mainly attributable to stable growth in sales volume, which resulted from an increase in our customer base and an increase in our product types for all markets. The wider variety of product solutions and newly introduced business lines in digital media markets, such as home entertainment products also contributed to the increase. The contribution to total net revenue by digital media and other sales in 2006 significantly increased to RMB288.6 million ($37.0 million), or 21.8% of total net revenue, from RMB93.2 million, or 10.8% of total net revenue, in 2005. Though we had an increase in revenue amounts for both mobile handset and telecom equipment related sales, their contribution to total net revenue decreased from 51.5% and 37.7% in 2005 to 39.7% and 34.4% in 2006, respectively, due to significant growth in our digital media business.

Services Revenue. Services revenue for the years ended December 31, 2006 and 2005 were as follows:

	Years ended December 31,
	2006		2006	2005	2005
	Amount		% of Net Revenue	Amount	% of Net Revenue
	(in millions)			(in millions)
Services revenue	$7.0	RMB54.4	4.1%	—	—

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

Selling, General and Administrative Expenses. Selling, general and administrative and R&D expenses were RMB118.1 million ($15.1 million) in the year ended 2006, or 115.5% higher than those of the same period the prior year. The expenses for the years ended December 31, 2007 and 2006 were as follows:

	Years ended December 31,
	2006		2006	2005	2005
	Amount	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in millions, except for percentages)
Selling expenses	$5.3	RMB41.3	3.1%	RMB15.8	1.8%
General and administrative expenses	6.2	48.8	3.7	23.2	2.7
R&D expenses	3.6	28.0	2.1	15.8	1.8
Total	$15.1	RMB118.1	8.9	RMB54.8	6.3%

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

Gain on Disposal of a Subsidiary. In August 2006, we disposed of our wholly-owned subsidiary, United Information Technology Company Limited and its wholly-owned subsidiary United Information Technology (Shenzhen) Company Limited, or UIT to an independent third party for consideration of RMB29.9 million ($3.8 million). The disposal resulted in a gain of RMB6.7 million ($0.9 million).

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

Quarterly Results of Operations

The following table presents our supplemental selected unaudited quarterly results of operations for the eight quarters prior to and including the quarter ended December 31, 2007. You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Form 10K. In our management’s opinion, we have prepared our unaudited quarterly results of operations on substantially the same basis as our audited consolidated financial statements. Due to the evolving nature of our business and other factors affecting our business as described under “Item 1A. Risk factors”, our results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	For the three months ended,
	Dec 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(in millions of RMB, except per share data)
Net revenue	517.2	420.4	384.8	344.1	378.2	341.2	332.5	271.7
Gross profit	100.9	81.8	74.4	65.8	69.2	64.0	61.5	52.0
Net income	44.2	41.0	38.7	28.6	35.7	32.6	28.8	26.2
Earnings per share
Basic	1.13	1.07	1.05	0.86	1.09	1.01	0.90	0.83
Diluted	1.10	1.04	1.02	0.83	1.04	0.97	0.85	0.79

The overall increase in our net revenue over the past two years was consistent with (1) growing demand for all product solutions in China’s domestic market as China’s telecom operators continued to expand and upgrade their infrastructure, and (2) by a recent increase in our engineering services revenue via acquisitions.

We believe that the general increase in gross profit from quarter to quarter was primarily attributable to a change in our product mix. Specifically, services revenues, and mobile handset and digital media related sales, which have higher profit margins than our mobile handset and telecom equipment related sales, have increasingly constituted a greater portion of our total net revenue over the past two years.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Subsequently in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management does not expect the adoption of SFAS No. 157, FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 30, 2007. Management does not expect the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Management is currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

Liquidity and Capital Resources

Cash Flows and Working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital, being current assets less current liabilities, is needed to fund this timing difference.

As at December 31, 2007, apart from the amounts payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of December 31, 2007, we had approximately RMB919.7 million ($126.1 million) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, increased operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of December 31, 2007, we had working capital of RMB1,207.8 million ($165.6 million), including RMB919.7 million ($126.1 million) in cash, as compared with working capital of RMB585.6 million including RMB375.1 million in cash as of December 31, 2006.

Operating activities provided cash of RMB46.4 million ($6.4 million) for the year ended December 31, 2007, compared to cash generated of RMB202.8 million for the year ended December 31, 2006. The decrease in cash generated from operating activities as compared to the prior year is primarily due to an increase in trade accounts receivables of RMB156.3 million ($21.4 million) and an increase in inventory of RMB59.1 million ($8.1 million). Trade accounts receivables increased due to an increase in sales in the second half of 2007 which have not been settled. Cash provided by operating activities was offset in part due to an increase in trade accounts payable of RMB65.7 million ($9.0 million), which results from tight payment control.

Operating activities generated cash of RMB202.8 million for the year ended December 31, 2006. The increase in cash used in operating activities as compared to the prior year is primarily due to the collection of accounts and receivables on a more timely basis, discounting of receivables and the increase in trade payables. The increase in payables was partly off-set by an increase in inventories of RMB94.9 million ($11.8 million). The increase in inventories as at December 31, 2006 resulted from an increase in demand for our products, and a change in product mix.

Investing activities used RMB91.7 million ($12.6 million) during 2007, mainly for payments for the acquisition of subsidiaries of RMB83.7 million ($11.5 million). The remaining major investing activities were the purchases of fixed assets of RMB9.0 million ($1.2 million). Investing activities used RMB9.0 million ($1.1 million) during 2006, mainly for new bank deposits of RMB16.1 million to pledge additional credit facilities of RMB46.8 million with banks. The remaining investing activities were the purchases of fixed assets of RMB7.5 million and acquisition of subsidiaries net of cash disposed of RMB27.7 million.

Financing activities provided net cash of RMB625.1 million ($85.7 million) during 2007. On April 23, 2007, we publicly sold 4,400,000 shares of our common stock at USD16.6688 and granted our underwriters, Lehman Brothers Inc., as representative of the several underwriters, an option to purchase up to an additional 660,000 shares to cover over-allotments, at the same price per share. On May 9, 2007, the underwriters exercised their over-allotment options and we completed the sale of the over-allotment options shares. We received net proceeds of approximately RMB641.9 million (USD88.0 million) Cash was also provided by net proceeds from exercise of stock options and warrants of RMB3.3 million ($0.5 million). The cash inflow was reduced by repayment of bank borrowing during the 2007 of RMB20.0 million ($2.7 million). Financial activities provided net cash of RMB11.9 million during 2006. Cash was provided by net from exercise of stock options and warrants, net of the repurchase of treasury stock, of RMB24.0 million. The cash inflow was reduced by repayment of bank borrowings of RMB6.3 million and a dividend paid to minority shareholders of RMB9.1 million.

Distributions by our PRC operating companies to us may be subject to governmental approval and taxation. Any transfer of funds from us to our PRC operating companies, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions. To date, none of our PRC operating companies, including Shenzhen Comtech and Shanghai E&T, have declared or paid dividends to us, and historically, we have not relied on such distributions for our liquidity needs. In addition, we have not declared dividends since the share exchange transaction. Our holding companies have no business operations and therefore the related expenses are relatively low, consisting mainly of legal, accounting and other fees and expenses associated with being a holding company or, in the case of Comtech Group, Inc., a public company. Our major operating companies, Comtech Hong Kong, Comtech Broadband and Keen Awards, Hong Kong incorporated companies, and Comtech Communication, Comtech Software and Viewtran, wholly owned foreign enterprises, are legally permitted to declare and pay dividends, enabling them to provide any funds necessary to meet the holding companies’ limited operating expenses, although in the case of a wholly owned foreign enterprise, such dividends would be subject to the conditions described in “Risk Factors—PRC laws and our corporate structure may restrict our ability to receive dividend payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.” We do not expect restrictions between us and our PRC operating companies to affect our liquidity and capital resources in the near future. For risks associated with the uncertainty in our receipt of the equivalent economic interest in connection with the equity interest in Shenzhen Comtech, see “Risk factors—PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.”

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

Indebtedness

On October 7, 2005, Comtech Hong Kong entered into a RMB40.4 million ($5 million) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited, or SCB, and a RMB72.6 million ($9 million) U.S. dollar denominated facility with Bank of China, or BOC. In 2006, BOC increased the amount available under the facility to RMB117.1 million ($15 million). Both of the SCB and BOC facilities are guaranteed by Comtech Group, Inc. Apart from income from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

As of December 31, 2007, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount not less than $2 million, and bears interest from 1.5% per annum over HIBOR or U.S. prime, depending on different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party.

As of December 31, 2007, the outstanding loan balance under the BOC facility was RMB9.1 million ($1.2 million), leaving RMB108.0 million ($13.8 million) in availability. This facility is secured by funds on deposit in an amount not less than $5 million, and bears interest from LIBOR plus 1.75% to 2% per annum, depending on different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Based on a variable return on interest, the bank borrowings amounted to fair value.

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.69% to 0.8% of the balance transferred, which is recorded as interest expense. For the year ended December 31, 2007, we had received proceeds from the sales of the bills receivable amounting to RMB90.9 million ($12.5 million), compared with RMB106.9 million for the previous year.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual payment obligations for operating leases and purchase obligations as of December 31, 2007:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions of RMB)
Operating lease obligations	12.5	6.8	5.7	—	—
Purchase obligations	96.1	96.1	—	—	—
Payable for acquisitions	150.3	98.6	51.7	—	—
Bank borrowings	9.1	9.1	—	—	—

Total	268.0	210.6	57.4	—	—

Operating lease obligations consist primarily of operating lease agreements for our office facilities, including our head office and research center in Shenzhen. Our leases have remaining terms ranging from one to 29 months.

Purchase obligations consists of outstanding purchase orders for components from our suppliers. We do not have any minimum purchase obligations with these suppliers.

Payable for acquisitions consists of amounts payable by us in relation to our acquisition of Viewtran Technology Limited in 2006 and Keen Awards Limited and the remaining minority interest of Comtech Broadband Corporation Limited in 2007. The balance of RMB51.7 million ($7.1 million) to be paid after one year relates to our acquisition of Keen Awards Limited which is contingently payable at various dates upon achieving certain agreed earnings levels over the two year period following the acquisition.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2007, the exchange rate of RMB to $1 was RMB7.2946.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2007 and 2006, we have cash denominated in U.S. dollars amounting to RMB763.7 million ($104.7 million) and RMB255.2 million, respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB45.6 million ($6.3 million) for the year ended December 31, 2007. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB9.1 million ($1.2 million) as of December 31, 2007. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB0.09 million ($0.01 million). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rates.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 1.8%, 1.5% and 4.8% in 2005, 2006 and 2007 respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Reports of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2007 and 2006.

3.	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

4.	Consolidated Statements of Shareholders’ Equity and other comprehensive income for the years ended December 31, 2007, 2006 and 2005.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

6.	Notes to Consolidated Financial Statements.

The Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statements Schedules which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included elsewhere in this report and is incorporated into this Item 8.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 7, 2008.

Name	Age	Position
Jeffrey Kang	38	Chief Executive Officer, President and Chairman of the Board
Hope Ni	35	Vice-Chairman of the Board and Secretary
Frank Zheng	41	Chief Financial Officer
Q.Y. Ma (1)(2)(3)	51	Director
JP Gan (1)(2)(3)	36	Director
George Mao (1)(2)(3)	46	Director

(1)	Member of Audit Committee
(2)	Member of Nominating and Governance Committee
(3)	Member of Compensation Committee

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

Hope Ni, Secretary and Vice-Chairman of the Board. Ms. Ni has served as our secretary to our board since August 2004, and as our director since January 2007. Ms. Ni was our Chief Financial Officer from August 2004 until January 1, 2008. Effective on January 1, 2008, Ms. Ni became the Vice-Chairman to our board. Prior to joining us, Ms. Ni spent six years as a practicing attorney at Skadden, Arps, Slate, Meagher & Flom LLP in New York and Hong Kong, specializing in corporate finance. Prior to that, Ms. Ni worked at Merrill Lynch, investment banking division in New York. Currently, Ms. Ni is a member of the investment committee of Time Innovation Ventures, a venture capital firm focused on funding technology start-ups and joint ventures in China. Ms. Ni also serves on the board of Qianjia Consulting Company, which she founded in 2002 and serves on the board of KongZhong Corporation, a Cayman Islands corporation traded in the Nasdaq Global Market. Ms. Ni received her J.D. degree from University of Pennsylvania Law School and her B.S. degree in Applied Economics and Business Management from Cornell University.

Frank Zheng, Chief Financial Officer. Mr. Zheng has been Chief Financial Officer since January 1, 2008 and was a director from January 2006 to December 2007. He was the vice president of travel service for eLong, Inc., a leading online travel service company in China, from July 2000 to June 2007. Mr. Zheng was responsible for the overall operation of eLong’s travel services. Before he joined eLong, Mr. Zheng was a senior director of travel services with Asia.com. From 1994 through 2000, Mr. Zheng held various financial and operations positions with The Bank of New York, The Reserve Management Corp, and Dean Witter Intercapital Company. Mr. Zheng received a B.B.A degree in Accounting from City University of New York.

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

JP Gan, Director. Mr. Gan has been a director since January 2008. Mr. Gan has been a managing director of Qiming Venture Partners since January 2007. From May 2005 to December 2006, Mr. Gan was the Chief Financial Officer of KongZhong Corporation, a Nasdaq listed wireless internet company. Prior to joining KongZhong, Mr. Gan was a director of The Carlyle Group responsible for venture capital investments in the Greater China region from May 2000 to May 2005. Mr. Gan worked at the investment banking division of Merrill Lynch, in Hong Kong from August 1999 to May 2000, and worked at Price Waterhouse in the United States from August 1994 to September 1997. Mr. Gan obtained his Masters of Business Administration from the University of Chicago Graduate School of Business and his Bachelor of Business Administration from the University of Iowa. He is a Certified Public Accountant in the United States.

George Mao, Director. Dr. Mao has been a director since January 2008. Dr. Mao is the co-founder and has been the general manager of RYHT Asset Management Inc. since 2005. Before co-founding RYHT, Dr. Mao was Vice General Manager of Franklin Templeton Sealand Fund Management Co. Ltd. from May 2003 to December 2004. Dr. Mao held management positions with Pin An Securities Company Inc. and China Eagle Securities Company overseeing IPOs from September 1999 through May 2003. Dr. Mao obtained an MBA degree and a PhD degree from the University of Western Ontario in Canada and an M.A. degree from the Chinese Academy of Sciences, Beijing. Dr. Mao holds various board memberships including Shenzhen Cao Technology Co., Ltd. which is listed on Shenzhen Stock Exchange and Beijing Zhong Biao Fang Yuan Technology Anti-counterfeiting Company.

Board Practices

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the board of directors will meet regularly on a quarterly basis and additionally as required.

Board Committees

Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee, each established in 2005. Our board of directors has determined that Dr. Q.Y. Ma, Mr. JP Gan and Dr. George Mao, the members of these committees, are “independent” under the current independence standards of Nasdaq Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act). Our board of directors has also determined that these persons have no material relationships with us—either directly or as a partner, stockholder or officer of any entity—which could be inconsistent with a finding of their independence as members of our board of directors.

Audit Committee

The audit committee, consisting of Mr. Ma, Gan and Mao, oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditors’ audit and non-audited services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services; and

•	meeting separately and periodically with management and our internal auditor and independent auditors.

Our board of directors has determined that JP Gan, the Chair of the Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules.

Nominating And Corporate Governance Committee

The nominating and governance committee, consisting of Mr. Ma, Gan and Mao, is responsible for identifying potential candidates to serve on our board and its committees. The committee’s responsibilities include the following functions:

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

Compensation Committee

The compensation committee, consisting of Mr. Ma, Gan and Mao, is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. Its responsibilities include the following functions:

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2007.

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

Elements of Compensation

Compensation consists of following elements:

Base Salary. Base salaries for our executives officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, and the other elements of the executive officer’s compensation, including share-based compensation. Our intent is to target executive base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased annually to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Based on publicly available information, we believe that the base salaries established for our executive officers are comparable to those paid by similar companies in our industry.

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

Incentive Compensation. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of share-based awards. We adopted the Comtech Group, Inc. 2006 Equity Incentive Plan, which permits the grant of shares of our incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, and performance stock awards. Our Board or a committee created by the Board will have the authority under the plan to award incentive compensation to our executive officers, employees, consultants and directors in such amounts and on such terms as the committee determines in its sole discretion.

Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. Incentive compensation is intended to compensate executive officers, employees, consultants and directors for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives are expected to vary depending on the individual executive, but are expected to relate generally to strategic factors such as expansion of our services and to financial factors such as improving our results of operations. The actual amount of incentive compensation for the prior year will be determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each year. Specific performance targets used to determine incentive compensation for each of our executive officers in 2008 have not yet been determined.

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

Q. Y. Ma

JP Gan

George Mao

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

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jeffrey Kang, Chairman Chief Executive Officer and President	2007 2006 2005	30,776 66,847 65,162	— — —	— — —	269,800 269,800 269,800	— — —	1,539 2,471 1,048	(3) (2)(3) (2)	302,115 339,118 336,010

Hope Ni, Chief Financial Officer, Secretary and Director(1)	2007 2006 2005	125,000 125,000 117,000	— — —	752,994 372,234 —	— — 284,640	— — —	— — —		877,994 497,234 401,640

(1)	Ms. Ni resigned her position as Chief Financial Officer, effective January 1, 2008.
(2)	Mr. Kang was entitled to retirement benefits under a PRC government-managed retirement plan. Expenses related to Mr. Kang’s participation in the PRC government managed retirement plan amounted to approximately RMB6,250 ($807) for the year ended December 31, 2006 and RMB8,458 ($1,048) for the year ended December 31, 2005.
(3)	Mr. Kang is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Kang’s participation in the mandatory provident fund scheme amounted to approximately HKD12,000 ($1,539) for the year ended December 31, 2007 and HKD13,000 ($1,664) for the year ended December 31, 2006.

Grants of Plan Based Awards

The following table summarizes our awards made to our named executive officers under any plan in 2007.

	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)
			Threshold (#)	Target (#)	Maximum (#)
Jeffrey Kang	*Dec 24, 2007	Dec 21, 2007	N/A	N/A	N/A	60,000	—	—	16.03
Hope Ni	Mar 14, 2007	Mar 14, 2007	N/A	N/A	N/A	55,000	—	—	15.20

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

As of December 31, 2007, options to purchase an aggregate of 2,235,832 shares had been granted under the Incentive Plan, and options to purchase an aggregate of 115,000 shares had been granted under the Directors’ Plan.

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

Currently, there are 17 employees and directors who would be entitled to receive stock options and/or restricted shares under the 2006 Plan. Future new hires and additional consultants would be eligible to participate in the 2006 Plan as well. The number of stock options and/or restricted shares to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or restricted shares is dependent upon various factors such as hiring requirements and job performance.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2007.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Jeffrey Kang	450,043	—		3.74	Nov. 11, 2014	60,000	(1)	966,600	(2)	—	—
Hope Ni	—	—	—	—	—	13,750	(3)	221,512.50	(2)	—	—

(1)	5,000 shares vest over 3 years for each quarter of 2008, 2009 and 2010 on March 31, June 30, September 30 and December 31.
(2)	The market value of the shares that have not vested has been calculated by multiplying the number of shares times $16.11, which represents the last reported sale price of our common stock on the Nasdaq Global Market on December 31, 2007, which is the last day of the most recent fiscal year.
(3)	13,750 shares vest on March 15, 2008

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2007 and shares of restricted stock that vested in 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey Kang	—	—	—	—
Hope Ni	100,000	$1,391,000	91,250	$1,448,063

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

Employment Agreements

The company does not currently have any employment agreements.

Potential Payments Upon Termination or Change In Control

We have no potential payments upon termination or change in control.

Director Compensation

The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Amy Kong	—	40,000	(1)	—	—	—	—
Q.Y. Ma	—	20,000	(2)	—	—	—	—
Frank Zheng	—	20,000	(3)	—	—	—	—

(1)	Amy Kong received $40,000 of our common stock (2,602 shares based on closing prices of Comtech common stock on Feb 14, 2007).
(2)	QY Ma received $20,000 of our common stock (1,301 shares based on closing prices of Comtech common stock on Feb 14, 2007).
(3)	Frank Zheng received $20,000 of our common stock (1,301 shares based on closing prices of Comtech common stock on Feb 14, 2007).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of March 7, 2008, certain information as to the stock ownership of (1) each person known by us to own beneficially more than five percent of our common stock, (2) each of our directors, (3) each of our executive officers, and (4) our executive officers and directors as a group. The business address of each shareholder is c/o Comtech Group, Inc. Company, Suite 1001, Tower C, Skyworth Building, High-Tech Industrial Park, Nanshan, Shenzhen 518057, People’s Republic of China.

	Number of Shares Beneficially Owned (1)		Percentage Ownership
Name of Beneficial Owner
Jeffrey Kang	10,161,567	(2)	26.4%
Hope Ni	207,807	(5)	*
Frank Zheng	53,801	(6)	*
Q.Y. Ma	7,861	(9)	*
JP Gan	2,807		*
George Mao	1,560		*
All executive officers and directors as a group (6 persons)	10,435,403		27.1%

Principal Stockholders
Nan Ji	9,651,524	(4)(7)	25.1%
Comtech Global Investment Ltd.	9,651,524	(4)	25.1%
Yi Kang	2,290,028	(3)	6.0%
Ren Investment International Ltd.	2,290,028	(8)	6.0%

*	Represents beneficial ownership of less than one percent of our outstanding shares.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 7, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 38,498,769 shares of common stock outstanding as of March 7, 2008.
(2)	Includes (a) 450,043 shares issuable upon exercise of currently exercisable stock options, (b) 60,000 shares and (c) 9,651,524 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Jeffrey Kang and his wife, Ms. Nan Ji, share voting and investment power.
(3)	Includes 2,290,028 shares beneficially owned by Ren Investment International Ltd., over which Mr. Yi Kang, as sole director, has sole voting and investment power. Mr. Yi Kang, the brother of Jeffery Kang, does not have an economic interest in any shares of Ren Investment International Ltd.
(4)	Mr. Jeffrey Kang owns a 29% interest and Ms. Nan Ji a 71% interest in Comtech Global Investment Ltd. The directors of Comtech Global Investment Ltd. are Mr. Jeffrey Kang and Mr. Yi Kang.
(5)	Includes (a) 100,000 shares issuable upon exercise of currently exercisable stock options and (b) 107,807 shares owned by Ms. Ni.
(6)	Includes (a) 7,500 shares issuable upon exercise of currently exercisable stock options and (b) 46,301 shares owned by Mr. Zheng.
(7)	Represents 9,651,524 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Jeffrey Kang and his wife, Ms. Nan Ji, share voting and investment power.

(8)	Shares of Ren Investment International Ltd. are beneficially owned by Mr. Yi Kang, who as sole director, has sole voting and investment power over the shares. Mr. Yi Kang does not have any economic interest in any shares of Ren Investment International Ltd.
(9)	Includes (a) 5,000 shares issuable upon exercise of currently exercisable stock options and (b) 2,861 shares owned by Dr. Ma.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Commercial Transactions

As at December 31, 2007, there was a unsettled payable to Matsunichi, an entity controlled by Jeffrey Kang, our Chief Executive Officer, with no fixed repayment date, amounting to RMB1.4 million ($0.2 million) in connection with the purchase of an office suite. The amount was subsequently settled in March 2008.

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

On August 6, 2006, Comtech China, our wholly-owned subsidiary, entered into a share acquisition agreement pursuant to which Comtech China acquired the remaining 40% minority interests of Shanghai E&T for cash consideration of RMB16.0 million. Comtech China in turn entered into trust agreements with Honghui Li and Shenzhen Comtech. Under the trust agreements, Honghui Li owns 5% interest in Shanghai E&T, and Shenzhen Comtech owns 35% interest in Shanghai E&T, in addition to 60% equity interest it owned previously. We enjoy voting control over and all economic interests associated with Shanghai E&T.

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

The following table presents the aggregate fees for professional services and other services rendered by our principal accountant to us in 2007 and 2006.

	2007	2006
	(in millions)
Audit fees (1)	4.0	4.3
Audit related fees	—	—
Tax fees	—	—
All other fees	—	0.2

Total	RMB4.0	RMB4.5

(1)	Audit fees consist of fees billed for the professional services rendered for the audit of our consolidated financial statements for each of these fiscal years and the review of the interim financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

We are required to obtain pre-approval by our audit committee for all audit and permitted non-audit services performed by our independent auditors. In accordance with this requirement, during fiscal 2007, 100% of all audit, audit-related, tax and other services performed by KPMG were approved in advance by the audit committee. Any pre-approved decisions are presented to the full audit committee at the next scheduled meeting. KPMG was our principal auditor and no work was performed by persons outside of this firm.

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

(c) Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Descriptions
3.1	Amended Articles of Restatement of the Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.)

3.1(a)	Amendments to Articles of Incorporation. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

3.2	Bylaws. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005 and December 10, 2007.)

4.1	Specimen Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

4.2	Shareholders Agreement, dated July 23, 2004. (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission on July 22, 2004.)

10.1	Comtech Group, Inc. 2004 Incentive Stock Option Plan. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2007.)

10.2	Employment Agreement with Hope Ni, dated as of August 1, 2004. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

10.3	Revolving Credit Agreement with Bank of Communications Hong Kong branch, dated September 14, 2004. (Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

10.4	Share Exchange Agreement between Trident Rowan Group Inc., Comtech Group Inc., and certain other parties, dated May 25, 2004. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 28, 2005.)

10.5	Equity Joint Venture Agreement between Comtech Group, Inc. and Broadwell Group Ltd. dated January 17, 2005. (Incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the Securities and Exchange Commission on January 21, 2005.)

10.6	Trident 1995 Director’s Plan. (Incorporated by reference to Exhibit 10.1 of Form 10-K filed with the Securities and Exchange Commission on May 24, 1996.)

Descriptions
10.7	Agreement between Comtech Group, Inc. and United Information Technology Co. Ltd., dated May 12, 2005. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 17, 2005.)

10.8	Agreement between Comtech Cayman and Century Teltone Technology Co. Ltd., dated November 9, 2005. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on November 17, 2005.)

10.9	Agreement, dated August 6, 2006, between Comtech Group, Inc. and United Information Technology Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)

10.10	Termination Agreement, dated August 6, 2006, between Comtech Group, Inc. and United Information Technology Co., Ltd. (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)

10.11	Shares Acquisition Agreement, dated August 6, 2006, between Comtech (China) Holding Ltd. and Duckworth Investments, Ltd. (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)

10.12	2006 Equity Incentive Plan. (Incorporated by reference to Exhibit A to our Schedule A filed with the Securities and Exchange Commission on December 1, 2006.)

10.13	Deed Concerning Shares of Shanghai E & T System Company Limited, dated December 12, 2006, among Honghui Li and Comtech (China) Holding Ltd.

10.14	Deed Concerning Shares of Shenzhen Comtech International Ltd, dated December 12, 2006, among Jeffrey (Jingwei) Kang, Honghui Li and Comtech (China) Holding Ltd.

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to our Form 10-K for the year ended December 31, 2004 file on March 31, 2005)

15.1†	Consent of KPMG, Independent Registered Public Accounting Firm

15.2†	Consent of Deloitte Touche Tohmatsu, Independent Registered Public Accounting Firm†

21.1†	List of Subsidiaries of the Registrant.

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH GROUP, INC.

Dated: March 14, 2008	By:	/s/ Jeffrey King
	Name:	Jeffrey King
	Title:	Chairman and Chief Executive Officer

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

Dated: March 14, 2008	By:	/s/ Jeffrey King
	Name:	Jeffrey King
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 14, 2008	By:	/s/ Frank Zheng
	Name:	Frank Zheng
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated March 14, 2008	By:	/s/ Hope Ni
	Name:	Hope Ni
	Title:	Secretary and Vice Chairman of the Board

Dated March 14, 2008	By:	/s/ Q.Y. Ma
	Name:	Q.Y. Ma
	Title:	Director

Dated March 14, 2008	By:	/s/ JP Gan
	Name:	JP Gan
	Title:	Director

Dated March 14, 2008	By:	/s/ George Mao
	Name:	George Mao
	Title:	Director

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Comtech’s internal control over financial reporting as of December 31, 2007. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria. The Board’s management’s assessment of the effectiveness of the Company’s internal controls over financial reporting excluded those of Keen Awards Limited, a company acquired on August 1, 2007. Keen Awards Limited is a wholly-owned subsidiary of the Company whose total assets represented approximately 4% of consolidated total assets and less than 4% of consolidated net revenue as of and for the year ended December 31, 2007. If adequately disclosed, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the U.S. Securities and Exchange Commission.

Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Comtech Group Inc.

We have audited Comtech Group Inc. and its subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Keen Awards Limited (the “Acquired Company”) on August 1, 2007, and management excluded from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007 the Acquired Company’s internal control over financial reporting associated with total assets representing approximately 4% of total consolidated assets and less than 4% of consolidated net sales of the Company as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG

Hong Kong, China
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Comtech Group, Inc.

We have audited the accompanying consolidated balance sheets of Comtech Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended December 31, 2007 have been translated into United States dollars solely for the convenience of the reader. We have audited the translation and, in our opinion, such consolidated financial statements expressed in Renminbi have been translated into United States dollars on the basis set forth in Note 2(c) to the consolidated financial statements.

As discussed in note 2(m) to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, using the modified prospective method, representing a change in the Company’s method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comtech Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG

Hong Kong, China
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF COMTECH GROUP, INC.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Deloitte Touche Tohmatsu
Certified Public Accountants
Hong Kong
March 23, 2006

COMTECH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

		At December 31,
	Note	2007	2007	2006
		USD	RMB	RMB
ASSETS
Current assets:
Cash		126,073	919,650	375,147
Pledged bank deposits	9	7,074	51,603	55,416
Accounts receivable, net of allowance for doubtful accounts	3	57,348	418,329	278,589
Bills receivable	4	4,839	35,300	31,797
Inventories	5	17,807	129,892	71,959
Prepaid expenses and other receivables		2,509	18,306	14,254

Total current assets		215,650	1,573,080	827,162

Property and equipment, net	6	2,447	17,848	12,395
Intangible assets, net	8	20,379	148,659	19,528
Investment in an affiliated company		57	416	416
Goodwill	8	13,636	99,474	46,692
Other assets		146	1,063	905

TOTAL ASSETS		252,315	1,840,540	907,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable		23,939	174,628	114,217
Bank borrowings	9	1,245	9,080	30,272
Amounts due to related parties	17	192	1,403	1,522
Income taxes payable	10	954	6,957	9,270
Accrued expenses and other liabilities	11	23,174	169,046	86,253
Deferred income taxes	10	558	4,071	—

Total current liabilities		50,062	365,185	241,534

Deferred income taxes	10	2,946	21,487	—

Total liabilities		53,008	386,672	241,534

Minority interests		—	—	1,646

Stockholders’ equity:
Common stock Par value: USD0.01
Authorized: 200,000,000 shares;
Issued and outstanding: 38,496,167 shares in 2007
32,971,901 shares in 2006		432	3,150	2,725
Additional paid in capital		148,803	1,085,459	402,721
Retained earnings		58,719	428,333	275,890
Accumulated other comprehensive loss		(8,647)	(63,074)	(17,418)

Total stockholders’ equity		199,307	1,453,868	663,918

Commitments and contingencies	16

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		252,315	1,840,540	907,098

See accompanying notes to consolidated financial statements.

COMTECH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

		Years ended December 31,
	Note	2007	2007	2006	2005
		USD	RMB	RMB	RMB
Net revenue
Product sales	14	219,041	1,597,818	1,269,176	866,332
Services revenue	14	9,417	68,690	54,387	—

		228,458	1,666,508	1,323,563	866,332
Cost of sales
Cost of goods sold		(177,834)	(1,297,225)	(1,042,951)	(714,881)
Cost of services		(6,356)	(46,368)	(33,928)	—

		(184,190)	(1,343,593)	(1,076,879)	(714,881)

Gross profit		44,268	322,915	246,684	151,451
Selling, general and administrative expenses		(18,594)	(135,631)	(90,097)	(38,970)
Research and development expenses		(5,617)	(40,973)	(27,977)	(15,837)
Other operating income		23	170	185	180

Income from operations		20,080	146,481	128,795	96,824
Gain on disposal of a subsidiary		—	—	6,673	—
Interest expense		(320)	(2,335)	(2,896)	(1,762)
Interest income		3,515	25,637	7,352	2,493

Income before income taxes and minority interests		23,275	169,783	139,924	97,555
Income tax expense	10	(1,957)	(14,275)	(11,104)	(6,736)

Income before minority interests		21,318	155,508	128,820	90,819
Minority interests		(420)	(3,065)	(5,545)	(3,977)

Net income		20,898	152,443	123,275	86,842
Earnings per share
Basic	13	0.57	4.12	3.83	3.08

Diluted	13	0.55	3.98	3.64	2.94

Weighted average number of common shares outstanding
Basic	13		36,974,100	32,200,044	28,168,274

Diluted	13		38,306,969	33,829,519	29,507,939

See accompanying notes to consolidated financial statements.

COMTECH GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional paid in capital	Deferred share-based compensation	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Total comprehensive income
	Number of shares	RMB	RMB	RMB	RMB	RMB	RMB	RMB
Balance as of January 1, 2005	25,361,025	2,099	118,383	(247)	65,773	—	186,008
Net income	—	—	—	—	86,842	—	86,842	86,842
Foreign currency translation adjustments	—	—	—	—	—	(7,433)	(7,433)	(7,433)

Comprehensive income								79,409
Issuance of common stock on exercise of warrants	171,873	14	—	—	—	—	14
Amortization of deferred share-based compensation	—	—	—	247	—	—	247
Issuance of common stock in connection with public offering	5,912,160	489	240,392	—	—	—	240,881

Balance as of December 31, 2005	31,445,058	2,602	358,775	—	152,615	(7,433)	506,559
Net income	—	—	—	—	123,275	—	123,275	123,275
Foreign currency translation adjustments	—	—	—	—	—	(9,985)	(9,985)	(9,985)

Comprehensive income								113,290
Issuance of common stock on exercise of warrants and options	1,635,482	132	37,851	—	—	—	37,983
Repurchase of shares issued under stock option exercises	(108,639)	(9)	(13,934)	—	—	—	(13,943)
Share-based compensation	—	—	20,029	—	—	—	20,029

Balance as of December 31, 2006	32,971,901	2,725	402,721	—	275,890	(17,418)	663,918
Net income	—	—	—	—	152,443	—	152,443	152,443
Foreign currency translation adjustments	—	—	—	—	—	(45,656)	(45,656)	(45,656)

Comprehensive income								106,787
Issuance of common stock on exercise of warrants and options	464,266	35	3,245	—	—	—	3,280
Share-based compensation	—	—	38,015	—	—	—	38,015
Issuance of common stock in connection with public offering, net of issuance costs of RMB7,709 (USD1,057)	5,060,000	390	641,478	—	—	—	641,868

Balance as of December 31, 2007	38,496,167	3,150	1,085,459	—	428,333	(63,074)	1,453,868
Balance as of December 31, 2007 (in USD)		432	148,803	—	58,719	(8,647)	199,307

See accompanying notes to consolidated financial statements.

COMTECH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2007	2006	2005
	USD	RMB	RMB	RMB
Cash flows from operating activities:
Net income	20,898	152,443	123,275	86,842
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	701	5,110	2,359	974
Amortization of intangible assets	1,838	13,405	695	—
Loss on disposal of property and equipment	12	87	94	—
Gain on disposal of subsidiary	—	—	(6,673)	—
Minority interests	420	3,065	5,545	3,977
Deferred income taxes	(61)	(440)	—	—
Share-based compensation	5,211	38,015	20,029	247
Changes in current assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(21,427)	(156,297)	(5,398)	(100,086)
Prepaid expenses and other receivables	(822)	(5,999)	(8,377)	(7,509)
Bills receivable	(480)	(3,503)	22,608	22,433
Inventories	(8,102)	(59,104)	26,870	(94,860)
Trade accounts payable	9,003	65,670	5,984	51,403
Amounts due to related parties	—	—	(294)	(376)
Income taxes payable	(357)	(2,603)	5,198	1,037
Accrued expenses and other liabilities	(471)	(3,434)	10,923	844

Net cash provided by/(used in) operating activities	6,363	46,415	202,838	(35,074)

Cash flows from investing activities:
Decrease/(increase) in pledged bank deposits	28	203	(16,055)	(40,692)
Purchases of property and equipment	(1,238)	(9,034)	(7,514)	(4,561)
Proceeds from disposal of property and equipment	—	—	5	—
Payment for acquisitions of subsidiaries, net of cash acquired	(11,357)	(82,837)	(12,709)	—
Investment in an affiliated company	—	—	(421)	—
Net proceeds from disposal of subsidiaries	—	—	27,742	—
Increase in other assets	—	—	—	(905)

Net cash used in investing activities	(12,567)	(91,668)	(8,952)	(46,158)

Cash flow from financing activities:
Proceeds from issuance of common stock (net of issuance cost)	87,992	641,868	—	234,695
Proceeds from exercises of stock warrants and options	450	3,280	37,983	—
Payments for repurchase of shares issued under stock options exercises	—	—	(13,943)	—
Repayment of bank borrowings	(2,747)	(20,039)	(6,305)	(17,377)
Contribution from minority interest	—	—	3,309	—
Dividend paid to minority interest	—	—	(9,124)	—

Net cash provided by financing activities	85,695	625,109	11,920	217,318

Effect of exchange rate changes on cash	(4,846)	(35,353)	(7,757)	(432)

Net increase in cash	74,645	544,503	198,049	135,654
Cash at beginning of the year	51,428	375,147	177,098	41,444

Cash at end of the year	126,073	919,650	375,147	177,098

Supplementary disclosures:
Interest paid	320	2,335	2,896	1,762

Income taxes paid	2,334	17,028	4,358	5,661

See accompanying notes to consolidated financial statements.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Comtech Group, Inc. (the “Company”), formerly Trident Rowan Group Inc. (“Trident”), and its subsidiaries (together, the “Group”) are principally engaged in the sale of component parts for electronic devices and equipment, such as liquid crystal display, cameras, persistent storage and peripheral devices for wireless handsets and fixed-line telecommunication, to manufacturers in the People’s Republic of China (“PRC”) and other overseas countries. The Group also provides technology and engineering, business process outsourcing and other related services in the PRC.

On May 25, 2004, Trident entered into a share exchange agreement (the “Share Exchange Agreement”) with Comtech Group, a Cayman Islands corporation, pursuant to which Trident acquired all of the issued and outstanding shares of Comtech Group in exchange for the issuance in the aggregate of 20,251,075 shares of Trident’s common stock on July 22, 2004. As a result of the transaction, Comtech Group became a wholly-owned subsidiary of Trident. Since the former stockholders of Comtech Group acquired approximately 91.2% of Trident’s outstanding stock, this acquisition was accounted for as a reverse acquisition in which Comtech Group was deemed to be the accounting acquirer and Trident the legal acquirer. Trident changed its name to Comtech Group, Inc. on August 2, 2004.

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

As a part of the Share Exchange Agreement, the Company assumed fully vested options previously issued by Trident to purchase 115,000 shares of common stock at an exercise price of USD3.00 per share. Additionally, the Company assumed 925,417 fully exercisable common stock warrants previously issued by Trident, of which 484,452 common stock warrants have an exercise price of USD3.00 per share and 440,965 common stock warrants have an exercise price of USD2.50 per share. The options and warrants assumed from Trident expire on July 1, 2009.

On January 14, 2005, the Company’s board of directors approved a one-for-two reverse stock split of common stock of the Company. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants), have been retroactively restated for all periods presented to reflect the reverse stock split.

On July 20, 2005, the Company publicly sold 5,912,160 shares of the Company’s common stock at USD5.1425 per share, after underwriting discounts and commissions, for gross proceeds of approximately RMB245,000 (USD30,000).

On April 23, 2007, the Company publicly sold 4,400,000 shares of the Company’s common stock at USD16.6688 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 660,000 shares to cover over-allotments, at the same price per share. On May 9, 2007, the underwriters exercised their over-allotment option and the Company completed the sale of the over-allotment shares. The Company received net proceeds, after deducting underwriting discounts and commissions and offering expenses of approximately RMB641,868 (USD87,992).

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS—continued

As of December 31, 2007, the subsidiaries which principally affect the results of operations and financial condition of the Company are as follows:

Name of company	Place and date of incorporation/ establishment	Attributable equity interest held	Principal activity
Comloca Technology (Shenzhen) Company Limited (“Comloca”)	PRC November 3, 2005	100%	Location-based search business

Comtech Broadband Corporation Limited (“Comtech Broadband”)	Hong Kong March 23, 2005	100%	Sales of electronics components and related products (note 7)

Comtech Communication Technology (Shenzhen) Company Limited (“Comtech Communication”)	PRC July 23, 2002	100%	Sales of electronics components and related products

Comtech International (Hong Kong) Limited (“Comtech Hong Kong”)	Hong Kong July 14, 2000	100%	Sales of electronics components and related products

Comtech Software Technology (Shenzhen) Company Limited (“Comtech Software”)	PRC March 18, 2004	100%	Sales of electronics components and related products and research and development of software products

Keen Awards Limited (“Keen Awards”)	Hong Kong July 9, 2003	100%	Sales of technology components and provision of design and engineering services for integrated display technology solutions (note 7)

Shenzhen Comtech International Limited (“Shenzhen Comtech”)	PRC July 4, 1996	100%	Sales of electronics components and related products (note a)

Shanghai E&T System Company Limited (“Shanghai E & T”)	PRC June 5, 2003	100%	Sales of electronics components and related products (note a)

Shenzhen Huameng Software Company Limited (“Huameng PRC”)	PRC November 26, 2003	100%	Provision of technology and engineering services, outsourcing, network system integration and related training and maintenance services

Viewtran Technology (Shenzhen) Co., Limited (“Viewtran PRC”)	PRC July 12, 2000	100%	Provision of media communication and collaboration platforms and solutions

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS—continued

Note a	The Company exercises its control over Shenzhen Comtech, which in turn, has a controlling interest in Shanghai E&T, through a declaration of trust dated December 30, 2003 (“Declaration of Trust”) entered into between the Comtech (China) Holding Limited (“Comtech China”), a wholly-owned subsidiary of the Company, and Shenzhen Comtech’s legal shareholders (“Legal Shareholders”), Jeffrey Kang, who is the principal shareholder and chief executive officer, and his wife, Nan Ji. Pursuant to the Declaration of Trust, the Legal Shareholders transferred their 100% equity interest in Shenzhen Comtech to Comtech China that was accounted as a business combination under common control, agreed to hold the equity interest in Shenzhen Comtech on behalf of Comtech China, and waived their full rights and risks of ownership of the equity interests in favor of Comtech China.

In 2005, Nan Ji, executed an agreement to transfer her 70% equity interest in Shenzhen Comtech to Jeffrey Kang and her 1 % equity interest in Shenzhen Comtech to Huimo Chen, the mother of Jeffrey Kang, who is a PRC citizen.

In 2006, Jeffrey Kang executed an agreement to transfer his 99% equity interest in Shenzhen Comtech to Honghui Li, Vice President of the Group, who is a PRC citizen. Huimo Chen and Honghui Li have also entered into and is bound by similar legal arrangements with Comtech China relating to their holding of the equity interest in Shenzhen Comtech on behalf of Comtech China and waiving their full rights and risks of ownership of the equity interests in favor of Comtech China.

The legal shareholders of Shanghai E&T is Shenzhen Comtech and Honghui Li with equity interests of 95% and 5% respectively. Honghui Li entered into and is bound by similar legal arrangements with Comtech China relating to his holding of 5% equity interest in Shanghai E&T on behalf of Comtech China waiving his full rights and risks of ownership of the equity interests in favor of Comtech China.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

(a)	Principle of Consolidation

The consolidated financial statements include the accounts of Comtech Group, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

(b)	Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Group to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment, goodwill and intangible assets; the allocation of the purchase price for the Company’s acquisitions; the collectibility of accounts receivable; the realizability of deferred tax assets; the fair value of share-based compensation; the useful lives and salvage values of property and equipment; the realizability of inventories; and amounts recorded for contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results may differ from those estimates.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(c)	Foreign Currency Transactions and Translation

The Group’s reporting currency is the Renminbi (“RMB”). The functional currency of the Company is the U.S. dollar (“USD”), whereas the functional currency of the Company’s subsidiaries in the PRC and Hong Kong is the RMB and Hong Kong dollar, respectively. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at each balance sheet date. The resulting exchange differences are recorded in the consolidated statements of income.

The gains and losses resulting from translation of the financial statements of the Company and the Company’s subsidiaries in Hong Kong are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

For the USD convenience translation amounts included in the accompanying consolidated financial statements, the RMB amounts were translated into USD at the rate of USD1.00 = RMB7.2946, representing the rate quoted by the People’s Bank of China at the close of business on December 31, 2007. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any particular rate or at all.

(d)	Cash and Pledged Bank Deposits

Cash consists of cash on hand, cash in bank accounts and interest-bearing savings accounts. Cash deposits that are restricted as to withdrawal or pledged as security, are disclosed separately on the face of the consolidated balance sheet, and not included in the cash total for the purpose of the consolidated statements of cash flows.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s subsidiaries in the PRC are required to comply with local tax requirements on the write-offs of doubtful accounts, which allow for the deductibility of such write-offs only when sufficient evidence is available to prove the debtors’ inability to make payments. For financial reporting purposes, the Group generally records write-offs of doubtful accounts at the same time the local tax requirements for the write-offs are met. As a result, there are generally time lags between the time when a provision for doubtful accounts is provided and the time the doubtful accounts and the related allowance are written off.

Apart from those disclosed in note 16(c), the Group does not have any off balance-sheet credit exposure related to its customers.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

Property and Equipment and Intangible Assets

Property and equipment are stated at cost. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Office unit	20 years
Furniture and office equipment	5 years
Machinery	5 years
Motor vehicles	5 years

Intangible assets that are subject to amortization are amortized over their respective estimated useful lives as follows:

Customer relationships	5 to 10 years
Proprietary design	3 years
Proprietary technology	3 years
Website and software assets	3 years
License agreements	2 years
Non-compete agreements	1 to 2 year(s)

Property and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized, but instead tested for impairment at least annually. The goodwill impairment test is a two-step test. Under the first step, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. However, if the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Group must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. For the year ended December 31, 2007, the Group performed its annual impairment review of goodwill (other than the goodwill recognized in 2007) and concluded that there was no impairment.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(h)	Investment in an Affiliated Company

An investment in an affiliated company is an entity in which the Group has significant influence, but not control, over its management, including participation in the financial and operating policy decisions.

An investment in an affiliated company is accounted for in the consolidated financial statements under the equity method and is initially recorded at cost and adjusted thereafter for the Group’s share of the affiliate’s income or losses. When the Group’s share of losses exceeds its interest in the affiliate, the Group’s interest is reduced to nil and recognition of further losses is discontinued.

The Group recognizes an impairment loss when there is a reduction in value below the carrying value of an investment in an affiliated company that is considered to be other-than-temporary. The impairment is charged to earnings and a new cost basis for the investment is established. The process of assessing and determining whether impairment on an investment in an affiliated company is other-than-temporary requires a significant amount of judgment. In determining whether an impairment is other-than-temporary, management considers whether it has the ability and intent to hold the investment until recovery and whether evidence indicating the carrying value of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the decline in value, any change in value subsequent to year end, and forecasted performance of the investee. Based on management’s evaluation, there were no impairment charges on the investment in an affiliated company for all periods presented.

(i)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date or date of change in tax status.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the year ended December 31, 2007. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to RMB40,973 (USD5,617), RMB26,924 and RMB15,837 for the years ended December 31, 2007, 2006 and 2005, respectively. Advertising costs amounted to RMB801 (USD110), RMB2,257 and RMB1,210 for the years ended December 31, 2007, 2006 and 2005, respectively.

(l)	Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “selling , general and administrative expenses”. Shipping and handling fees and costs amounted to RMB 7,247 (USD993), RMB5,184 and RMB3,351 for the years ended December 31, 2007, 2006 and 2005, respectively.

(m)	Share-based Compensation

Prior to 2006, the Group applied the intrinsic value method as allowed in SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), and related interpretations, in accounting for stock options. Under the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to exercise the stock option.

Effective January 1, 2006, the Group adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.

SFAS No. 123R was adopted using the modified prospective method of application. Under this method, the Group recorded share-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006 and for share-based awards granted after January 1, 2006. The adoption of SFAS No. 123R resulted in recognition of share-based compensation expense of RMB38,015 (USD5,211) and RMB20,029 for the years ended December 31, 2007 and 2006, respectively. Since share-based compensation is not tax deductible in the PRC, and the Company does not generate any taxable income in the United States, no related tax benefit has been recognized.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The Company currently uses authorized and unissued shares to satisfy share award exercises.

The following table illustrates the effect on net income for the year ended December 31, 2005 as if the Group had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans rather than APB No. 25. No pro forma disclosure has been made for periods following the adoption of SFAS No. 123R as all share-based compensation has been recognized in net income. For purpose of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the requisite service period with forfeitures recognized as they occurred.

2005
RMB
Net income as reported	86,842
Share-based compensation expense included in reported net income	247
Pro forma compensation expense, net of nil tax benefit	(14,677)

Pro forma net income	72,412

Earnings per share – basic
As reported	3.08

Pro forma	2.57

Earnings per share – diluted
As reported	2.94

Pro forma	2.45

(n)	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the period, including contingently issuable shares when all necessary conditions for the issuance have been satisfied. Diluted earnings per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon the exercise of stock options, non-vested equity share unit, including performance shares, and warrants using the treasury stock method. Dilutive potential common shares also includes common shares that are issuable in connection with business combination upon resolution of contingencies based on the number of such shares that would be issuable at the end of the period assuming it was the end of the contingency period.

(o)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(p)	Recently Issued Accounting Pronouncements

FASB Statement No. 157 (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No.157 applies to other accounting pronouncements that require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Subsequently in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management does not expect the adoption of SFAS No. 157, FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on the Group’s consolidated financial statements.

FASB Statement No. 159 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 30, 2007. Management does not expect the adoption of SFAS No. 159 will have a material impact on the Group’s consolidated financial statements.

FASB Statement No. 141(R) (“SFAS No. 141(R)”) and FASB Statement No. 160 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Management is currently evaluating the impact of adopting SFAS No. 160 on the Group’s consolidated financial statements.

3	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	2007	2007	2006
	USD	RMB	RMB
Account receivable	61,525	448,796	294,004

Less: allowance for doubtful accounts	(4,177)	(30,467)	(15,415)

	57,348	418,329	278,589

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

An analysis of the allowance for doubtful accounts is follows:

	2007	2007	2006	2005
	USD	RMB	RMB	RMB
Balance at the beginning of year	2,113	15,415	7,495	3,833
Addition charged to bad debt expense	2,064	15,052	7,920	3,662

Balance at the end of year	4,177	30,467	15,415	7,495

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

4.	BILLS RECEIVABLE

To reduce the Group’s credit risk, the Group requires certain customers to pay for the sale of the Group’s products by bills receivable. Bills receivable represents short-term notes receivable issued by a financial institution that entitles the Group to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Group has experienced no losses on bills receivable.

The Group, in certain circumstances, has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.8% of the balance transferred, which is recorded as interest expense.

For the years ended December 31, 2007, 2006 and 2005, the Group received proceeds from the sale of bills receivable amounting to RMB90,928 (USD12,465), RMB106,935 and RMB60,751, respectively. In addition, the Group recorded discounts amounting to RMB1,193 (USD164), RMB781 and RMB379 in respect of the bills receivable sold for the years ended December 31, 2007, 2006 and 2005, respectively, which have been included in interest expense.

For certain bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As of December 31, 2007 and 2006, the Group has derecognized discounted bills receivable amounting to RMB19,935 (USD2,733) and RMB58,531, respectively in accordance with SFAS No. 140.

5.	INVENTORIES

Inventories by major categories are as follows:

	2007	2007	2006
	USD	RMB	RMB
Raw materials	2,130	15,534	3,694
Finished goods	15,677	114,358	68,265

	17,807	129,892	71,959

Inventories amounting to Nil, RMB7,369 and RMB3,867 were written off during the years ended December 31, 2007, 2006 and 2005, respectively.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

6	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	2007	2007	2006
	USD	RMB	RMB
Office unit	229	1,671	1,671
Machinery	324	2,361	1,066
Furniture and office equipment	2,695	19,657	11,605
Motor vehicles	593	4,326	3,536

Total	3,841	28,015	17,878
Less: accumulated depreciation	(1,394)	(10,167)	(5,483)

Property and equipment, net	2,447	17,848	12,395

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was RMB5,110 (USD701), RMB2,359, and RMB974, of which RMB369 (USD51), RMB441 and RMB112 was included in cost of sales, RMB3,245 (USD445), RMB1,796 and RMB776 was included in selling, general and administrative expenses and RMB1,496 (USD205), RMB122 and RMB86 was included in research and development expenses in 2007, 2006 and 2005, respectively.

7	ACQUISITIONS

Comtech Broadband

On August 27, 2007, the Group entered into a stock purchase agreement pursuant to which the Group acquired the remaining 45% minority interests of Comtech Broadband for RMB75,462 (USD10,345) payable in cash and RMB37,731 (USD5,172) payable in the common stock of the Company valued as of August 31, 2007.

The acquisition of the remaining 45% of Comtech Broadband was accounted for by the Group as a step purchase transaction. The purchase price was allocated (on a proportionate share) to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Intangible assets have been recognized and relates to customer relationships, non-compete agreements and website which have a weighted-average useful life of 9.1 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes. The Company expected a high growth potential on broadband’s business in the coming future and the acquisition of the remaining 45% minority interests of Comtech Broadband would benefit the Group’s results. The following table summarizes the proportionate share of the fair value of the assets acquired and liabilities assumed at the date of acquisition.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

RMB
Cash	4,863
Accounts and other receivables	138,343
Inventory	9,113
Net property and equipment	241
Intangible assets
– customer relationships	66,202
– non-compete agreements	8,371
– website	5
Goodwill	47,561

Total assets acquired	274,699
Payables and accrued expenses	(146,257)
Income tax payable	(2,198)
Deferred income tax	(13,051)

Net assets acquired	113,193

The Group is in the process of finalizing the purchase price allocation; thus, the allocation of the purchase price is subject to refinement.

Keen Awards

The Group entered into a share purchase agreement on August 1, 2007 to purchase all the outstanding common shares of Keen Awards, for a consideration of approximately RMB150,924 (USD20,690) payable in cash, the common stock of the Company and the common stock of Keen Awards, all of which are contingently payable at various dates upon achieving certain agreed earnings levels over the two year period following the acquisition. As at December 31, 2007, RMB9,131 (USD1,252) was paid as certain agreed earnings levels were met. The principal activities of Keen Awards are sales of technology components and provision of design and engineering services for integrated display technology solutions.

The acquisition of Keen Awards was accounted for by the Group as a purchase business combination. The acquisition of Keen Awards resulted in the Group recording net identifiable assets of RMB63,032 (USD8,641) at the date of the acquisition. No goodwill was recognized by the Group as the contingent nature of the consideration has not been resolved. Upon resolution of the contingency, adjustment to goodwill or against the net identifiable assets will be made in accordance with SFAS No. 141, Business Combinations. As at December 31, 2007, the Group has recorded a liability in respect of the contingent consideration of RMB51,749 (USD7,094), which is included in other liabilities. Intangible assets have been recognized and relates to customer relationships, non-compete agreement and proprietary designs which have a weighted-average useful life of 8.9 years from the date of acquisition. The amortization of these intangible assets is not deductible for tax purposes. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

RMB
Cash	823
Accounts receivable	4,920
Intangible assets
– customer relationships	63,009
– non-compete agreement	7,558
– proprietary designs	2,440

Total assets acquired	78,750
Trade accounts payable	(505)
Accrued expenses and other liabilities	(1,848)
Income tax payable	(589)
Deferred income tax	(12,776)

Net assets acquired	63,032

The Group is in the process of finalizing the purchase price allocations; thus, the allocation of the purchase price is subject to refinement.

Unaudited proforma financial information

The following unaudited pro forma financial information presents the combined results of operations of the Group as if the acquisition of Keen Awards, excluding the acquisition of the remaining 45% minority interest of Comtech Broadband as it was a consolidated subsidiary prior to the acquisition, had occurred as of the beginning of January 1, 2006. The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the Group.

	Year ended December 31,
	2007	2007	2006
	USD (unaudited)	RMB (unaudited)	RMB (unaudited)
Net revenue
Product sales	219,041	1,597,818	1,269,176
Services revenue	10,885	79,403	62,476

	229,926	1,677,221	1,331,652
Income from operations	19,522	142,407	118,957
Net income	20,394	149,881	115,161

Income per share
Basic	0.55	4.05	3.58

Diluted	0.53	3.91	3.40

Viewtran Technology Limited (“Viewtran Cayman”) and Viewtran PRC

As part of the Group’s strategy to expand into other businesses to provide a more extensive service to its existing customers, the Group entered into a share purchase agreement on December 15, 2006 to purchase all the outstanding shares of Viewtran Cayman, an investment holding company which in turns owns a 100% equity interest in Viewtran PRC, for consideration of RMB58,529 payable in cash and in common shares of the Company. Viewtran PRC is engaged in the provision of media communication and collaboration platforms and solutions services.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The acquisition of Viewtran PRC and Viewtran Cayman was accounted for by the Group under the purchase method. The proprietary technology, non-compete agreement, license agreement and software asset have weighted-average useful life of 2.6 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes. The following table summarizes the fair value of the assets acquired and liabilities assumed:

RMB
Cash	3,910
Accounts receivable	173
Prepaid expenses and other receivables	38
Inventories	1,367
Property and equipment	500
Intangible assets
– proprietary technology	6,610
– non-compete agreements	1,278
– license agreement	1,249
– software asset	570
Goodwill	47,649

Total assets acquired	63,344
Trade accounts payable	(3,922)
Accrued expenses and other liabilities	(721)
Deferred income tax	(172)

Net assets acquired	58,529

Shanghai E&T

On August 6, 2006, Comtech China, a wholly-owned subsidiary of the Company, entered into a share acquisition agreement pursuant to which Comtech China acquired the remaining 40% minority interests of Shanghai E&T for a cash consideration of RMB16,000. The acquisition of the remaining 40% of Shanghai E&T was accounted for by the Group as a step purchase transaction. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The acquisition of the 40% of Shanghai E&T resulted in the recognition of goodwill of RMB4,264 and an intangible asset of RMB5,467. The intangible asset acquired consisted of customer relationships and is being amortized using the straight-line method over 5 years. Goodwill and the amortization of customer relationships are not deductible for tax purposes.

Huameng BVI and Huameng PRC

As part of the Group’s expansion into the engineering services business, the Group entered into an agreement on January 11, 2006 to acquire a 51.12% equity interest in Huameng BVI, an investment holding company which in turn acquired a 100% equity interest in Huameng PRC for a cash consideration of RMB6,769. Huameng PRC is engaged in the provision of technology and engineering services, business process outsourcing, and related training and maintenance services.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The acquisition of Huameng PRC and Huameng BVI was accounted for by the Group under the purchase method. The following table summarizes Comtech Group’s share of fair value of the assets acquired and liabilities assumed:

RMB
Cash	206
Accounts receivable	6,741
Prepaid expenses and other receivables	242
Property and equipment	409

Total assets acquired	7,598
Accrued expenses and other liabilities	(829)

Net assets acquired	6,769

Unaudited proforma financial information

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

	Year ended December 31,
	2006 RMB	2005 RMB
	(unaudited)	(unaudited)
Net revenue
Product sales	1,269,176	866,332
Service revenue	54,972	7,421

	1,324,148	873,753
Income from operations
Net income	112,262	79,515
Income per share	106,226	69,448

Basic	3.30	2.47

Diluted	3.14	2.35

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

8	GOODWILL AND INTANGIBLE ASSETS

(a)	Goodwill

The goodwill represents the intangible benefits that the acquired businesses are expected to bring to the Group in the future by providing the Group the access to potential strategic customers and broadening the Group’s product/service offerings to its customers. The changes in the carrying amount of goodwill, by segment, for the year ended December 31, 2007, 2006 and 2005 are as follows:

	Component Sales	Engineering Services	Total
	RMB	RMB	RMB
Balance as of January 1 and December 31, 2005	—	—	—
Acquisition of the remaining minority interest of Shanghai E&T	4,264	—	4,264
Acquisition of Viewtran PRC	—	42,428	42,428

Balance as of December 31, 2006	4,264	42,428	46,692
Adjustment on goodwill of Viewtran PRC (note a)	—	5,221	5,221
Acquisition of the remaining minority interest of Comtech Broadband	47,561	—	47,561

Balance as of December 31, 2007	51,825	47,649	99,474

Balance as of December 31, 2007 (in USD)	7,104	6,532	13,636

Note a	Goodwill arising from the acquisition of Viewtran PRC was adjusted in 2007 on completion of the assessment of the estimated discounted cash flows in relation to the proprietary technology acquired.

(b)	Intangible Assets

As of December 31, 2007 and 2006, the Company’s intangible assets related to the Company’s acquisitions consisted of the followings:

	As of December 31, 2007
	Gross carrying amount	Amortization period	Accumulated amortization
	RMB	Years	RMB
Customer relationships	134,678	5 to 10	6,364
Proprietary designs	2,440	3	338
Proprietary technology	6,610	3	2,298
Website and software asset	575	3	199
License agreement	1,249	2	651
Non-compete agreements	17,207	1 to 2	4,250

Total	162,759		14,100

	USD		USD
Total (in USD)	22,312		1,933

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

	As of December 31, 2006
	Gross carrying amount	Amortization period	Accumulated amortization
	RMB	Years	RMB
Customer relationships	5,467	5	437
Proprietary technology	11,610	3	166
Software asset	570	3	8
License agreement	1,249	2	27
Non-compete agreements	1,327	1	57

Total	20,223		695

Amortization expense for intangible assets for the years ended December 31, 2007, 2006 and 2005 was RMB13,405 (USD1,838), RMB695 and Nil was included in selling, general and administrative expenses in 2007, 2006 and 2005, respectively. Estimated amortization expense for the next five years is: RMB25,784 in 2008, RMB22,114 in 2009, RMB14,490 in 2010, RMB13,576 in 2011, and RMB12,921 in 2012.

9	BANK BORROWINGS AND BANKING FACILITIES

On October 7, 2005, Comtech Hong Kong entered into a USD5,000 credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). The facility bears an annual interest rate of 1.5% per over HIBOR or USD Prime and is secured by a cash deposit of RMB15,111 (USD2,072) and RMB15,945 as of December 31, 2007 and 2006, respectively. The SCB facility is repayable on demand and SCB may immediately terminate the facility without cause. There was no outstanding balance under the SCB facility as of December 31, 2006 or 2007.

On October 7, 2005, Comtech Hong Kong entered into a USD9,000 credit facility with Bank of China (Hong Kong) Limited (“BOC”). On December 20, 2006, the BOC facility was increased to USD15,000. The facility was secured by cash deposit of RMB39,471 as of December 31, 2006, and bore an annual interest rate of LIBOR plus 2% per annum. As of December 31, 2006, the outstanding loan balance under the BOC facility was RMB30,272.

On February 27, 2007, the facility with the BOC was amended in which Comtech Hong Kong and Comtech Broadband jointly entered into a USD14,000 revised credit facility with the BOC. The facility is secured by cash deposit of RMB36,492 (USD5,002) as of December 31, 2007 and bears an annual interest rate of LIBOR plus 2% per annum. As of December 31, 2007, the outstanding loan balance under the BOC facility was RMB9,080 (USD1,245). The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by written notice to the Group.

10	INCOME TAXES

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2005, 2006 and 2007. The Company’s subsidiaries that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes under those jurisdictions. The Company’s subsidiaries in the PRC and Hong Kong are subject to income or profits tax.

PRC

The PRC statutory tax rate is 33%. Shenzhen Comtech, Comtech Communication, Comtech Software, Comloca, Huameng PRC and Viewtran PRC (collectively the “Shenzhen Subsidiaries”), being located in the Shenzhen Special Economic Zone in the PRC, are subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries have agreed to operate for a minimum of 10 years in the PRC, the Shenzhen Subsidiaries are entitled to a tax holiday of a two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of the respective Shenzhen Subsidiaries.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech is subject to a tax rate of 15% in 2005 to 2007.

•	Comtech Communications is subject to a tax rate of 7.5% in 2005 to 2007.

•	Comtech Software is under a tax holiday in 2005 and 2006 and is subject to a tax rate of 7.5% in 2007.

•	Comloca and Huameng PRC have no assessable profits up to 2007.

•	Viewtran PRC has no assessable profits up to 2006 and is under a tax exemption period in 2007.

Shanghai E & T is located in Shanghai Qingpu Zone and is taxed on a deemed basis at 2.31% (2005 and 2006: 0.5%) of its turnover in accordance with the tax guidelines issued by the local tax authority in Qingpu Zone in 2007.

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax Law of the PRC (“new tax law”), which takes effect on January 1, 2008. According to the new tax law, the corporate income tax rate applicable to all of the Company’s subsidiaries in the PRC will be revised to 25%. However, the Shenzhen Subsidiaries are subject to the transitional tax rates during which the income tax rate will gradually increase to the unified rate of 25% from January 1, 2008. The transitional tax rate is 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards respectively (“the transitional tax rates”). For the Shenzhen Subsidiaries that were entitled to a tax holiday such as the two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, the Shenzhen Subsidiaries shall continue to be entitled to the tax holiday and for Comloca and Huameng PRC which have not commenced their respective tax holiday as of December 31, 2007, the new tax law requires the tax exemption period to begin on January 1, 2008. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. However, the definition and conditions for eligibility of high-technology enterprises have not been promulgated as of December 31, 2007. Accordingly, none of the PRC subsidiaries have applied the reduced tax rate of 15% in determining their deferred taxes as of December 31, 2007.

Hong Kong

Comtech Hong Kong, Comtech Broadband and Keen Awards are incorporated in Hong Kong and are subject to profits taxes in Hong Kong at a rate of 17.5% in 2005 to 2007.

(a)	Income before Income Taxes and Provision for Income Taxes

Substantially all of the Group’s income before income taxes is derived in the PRC and Hong Kong. The provision for income taxes consists of the following:

	2007	2007	2006	2005
	USD	RMB	RMB	RMB
Current tax
United States	—	—	—	—
PRC, excluding Hong Kong	1,302	9,497	5,104	4,852
Hong Kong	716	5,218	6,000	1,884
Deferred tax	(61)	(440)	—	—

Income tax expense	1,957	14,275	11,104	6,736

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Reconciliation between income tax expense and the amount that results by applying the PRC statutory tax rate to income before income tax is as follows:

	2007	2007	2006	2005
	USD	RMB	RMB	RMB
Income before income taxes	23,275	169,783	139,924	97,555

PRC statutory tax rate	33%	33%	33%	33%
Computed “expected” tax expense	7,680	56,028	46,175	32,193
Effect of preferential income tax rate	(2,523)	(18,404)	(5,528)	(12,891)
Effect of tax holiday granted to Shenzhen Subsidiaries	(4,030)	(29,399)	(28,850)	(16,744)
Foreign tax rate differential	(668)	(4,873)	(8,729)	(1,672)
Change in tax law	135	984	—	—
Non-taxable income	(622)	(4,534)	—	—
Change in valuation allowance	822	5,994	5,928	—
Non-deductible items:
Share-based compensation	782	5,702	1,502	—
Allowance for doubtful accounts	331	2,417	606	—
Other non-deductible items	50	360	—	5,754
Others	—	—	—	96

Income tax expense	1,957	14,275	11,104	6,736

The PRC tax rate has been used because the majority of the Company’s pre-tax and taxable income arises in the PRC. The effect of the tax holiday and preferential tax amounted to RMB47,803 (USD6,553), RMB34,378 and RMB29,635 in the years ended December 31, 2007, 2006, and 2005, respectively (equivalent to basic earnings per share amount of RMB1.29 (USD0.18), RMB1.07, and RMB1.05 and a diluted earnings per share amount of RMB1.25 (USD0.17), RMB1.02, and RMB1.00 for the years ended December 31, 2007, 2006 and 2005, respectively).

As of January 1, 2007 and for the twelve-month ended December 31, 2007, the Group did not have unrecognized tax benefits, and it does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Group’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, which are not clearly defined. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. Accordingly, the PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC state and local tax authorities for the tax years beginning in 2004.

The tax returns for the Company’s Hong Kong subsidiaries are currently open to examination by the Hong Kong tax authorities for the tax years beginning in 2001.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(b)	Deferred Tax Assets and Liabilities

The tax effects of the Group’s temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2007	2007	2006
	USD	RMB	RMB
Deferred tax assets:
Tax loss carry-forwards	2,191	15,979	8,893
Valuation allowance	(2,191)	(15,979)	(8,893)

Net deferred tax asset	—	—	—

Deferred tax liabilities:
Intangible assets	(3,504)	(25,558)	—

Net deferred tax liability	(3,504)	(25,558)	—

The increase in the valuation allowance during the years ended December 31, 2007 and 2006 was RMB7,086 (USD971) and RMB5,697, respectively.

For United States federal income tax purposes, the Company has net operating loss carry-forwards of approximately USD18,514 (2006: USD16,197) which expire at various dates through 2027. Included in these US losses are net operating loss carry-forwards of approximately USD12,743 that are subject to significant limitations due to prior ownership change, as defined under Section 382 of the Internal Revenue Code. Based on management’s best estimate, these US loss carry-forwards are not expected to be utilizable due to this prior ownership change and thus, gross deferred tax assets recognized in respect of tax loss carry-forwards as of December 31, 2007 and 2006 are the net operating loss carry-forwards that are not currently subject to such limitations. However, management believes it is more likely than not that such net operating loss carry-forwards will not be realized, and therefore, a full valuation allowance has been provided as of December 31, 2007 and 2006.

Certain of the Company’s PRC subsidiaries have generated net operating losses within the jurisdiction in which they operate amounting to approximately RMB31,522 (USD4,321). These losses will expire on various dates through 2012 and are expected to be utilized during the tax exemption period.

The Group has not provided for United States income taxes on undistributed earnings of subsidiaries located outside the United States of approximately RMB503,163 (USD68,977) as such earnings are considered to be indefinitely reinvested. A deferred tax liability will be recognized when the Group no longer demonstrates that it plans to indefinitely reinvest these undistributed earnings. It is not practicable to estimate the amount of additional taxes that may be payable on these undistributed earnings.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

11	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	2007	2007	2006
	USD	RMB	RMB
Legal and professional fees	590	4,304	4,043
Accrued staff related costs	1,034	7,545	10,443
Payable for acquisitions (Note a)	20,609	150,336	64,750
Other accruals and liabilities	941	6,861	7,017

	23,174	169,046	86,253

Note a	The balance represents amounts payable in relation to the Group’s acquisition of Viewtran Cayman, Keen Awards and Comtech Broadband amounting to RMB7,295 (USD1,000), RMB51,749 (USD7,094) and RMB91,292 (USD12,515), respectively. The amount payable in relation to the Group’s acquisition of Viewtran Cayman was subsequently settled in January 2008. The amount payable in relation to the Group’s acquisition of Keen Awards is contingent upon achieving certain agreed earnings levels over the next two years (see Note 7). The amount payable in relation to the Group’s acquisition of Comtech Broadband is expected to be settled within one year. Amounts payable in relation to the acquisitions are non-interest bearing.

12	SHARE-BASED COMPENSATION

(a)	Options and stock warrants assumed under the Share Exchange Agreement

Prior to the Share Exchange Agreement, the Board of Directors of Trident adopted, and the then stockholders of Trident approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”) under which 5,000 options would be granted annually to each non-employee director of Trident for each full year of service on the Board of Trident. As part of the Share Exchange Agreement, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of USD3.00 and expire on July 1, 2009. Since the Share Exchange Agreement, the Company has not granted additional options under the Directors’ Plan. During the year ended December 31, 2007, 15,000 options under the Directors’ Plan were exercised. No options under the Directors’ Plan was exercised in the years ended December 31, 2006 and 2005. As of December 31, 2007, 100,000 options under the Directors’ Plan were outstanding with a weighted average exercise price per share of USD 3.00 and aggregate intrinsic value of USD1,311.

Prior to the Share Exchange Agreement, Trident granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock which were assumed by the Company as a part of the Share Exchange Agreement. The stock warrants assumed by the Company have a weighted average exercise price per stock warrant of USD2.76 each and expire on July 1, 2009. During the year ended December 31, 2007 and 2006, 151,029 and 754,389 stock warrants with a weighted average exercise price per stock warrant of USD2.63 and USD2.72 were exercised respectively. No stock warrants were exercised during the year ended December 31, 2005. As of December 31, 2007 and 2006, 19,999 and 171,028 exercisable stock warrants remained outstanding with a weighted average exercise price per stock warrant of USD3.00 and USD2.67, respectively. As of December 31, 2007, the aggregate intrinsic value of outstanding exercisable stock warrants was USD304.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(b)	Stock warrants issued to financial advisor as part of the financial advisory fee payable in connection with the share exchange transaction

In 2005, the Company granted 325,000 stock warrants to the financial advisor as part of the financial advisory fee payable in connection with the Share Exchange Agreement. The stock warrants have an exercise price per stock warrant of USD3.00. During the years ended December 31, 2006 and 2005, 16,250 and 308,750 stock warrants were exercised. As of December 31, 2006, no stock warrants remained outstanding.

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

Stock options

A summary of stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD
Balance as of January 1, 2005	1,900,000	3.66
Granted on January 19, 2005 (note i)	30,000	5.50
Granted on May 16, 2005 (note i)	322,500	5.01
Granted on December 12, 2005 (note ii)	105,000	5.53

Balance as of December 31, 2005	2,357,500	3.95
Exercised	(922,313)	3.88
Forfeited	(121,668)	3.90

Balance as of December 31, 2006	1,313,519	4.01
Exercised	(121,250)	3.20

Balance as of December 31, 2007	1,192,269	4.09	7.02	14,334

Exercisable as of December 31, 2007	1,141,019	4.05	7.01	13,765

Note i	The stock options vest in equal quarterly installments over a period of three years from the date of grant.

Note ii	The stock options were fully vested on the date of grant.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table:

	2007	2006	2005
Risk-free interest rate	N/A	N/A	4.78% to 5.08%
Expected life	N/A	N/A	5.25 to 6.50 years
Expected volatility	N/A	N/A	36% to 50%
Expected dividend yield	N/A	N/A	—

The Group used a blended volatility rate by using a combination of historical stock price volatility and market implied volatility. The risk-free interest rate assumption is based on the average daily closing rates during the preceding quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected life assumptions are established through the review of annual historical employee exercise behavior of option grants with similar vesting periods. The Group estimated that the forfeiture rate approximated zero percent as there were no history of significant forfeiture and the Group expects the future forfeiture to be minimal.

The weighted average fair value of options granted during the year ended December 31, 2005 was USD1.60. The total intrinsic value of options exercised during the year ended December 31, 2007 was USD1,948.

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2006	—	—
Granted on March 8, 2006 (note i)	50,000	9.14
Granted on March 8, 2006 (note ii)	7,500	9.14
Granted on July 21, 2006 (note iii)	6,000	10.12
Granted on July 21, 2006 (note i)	96,000	10.12
Vested	(96,762)	9.69

Balance as of December 31, 2006	62,738	9.89
Vested	(59,774)	9.93

Balance as of December 31, 2007	2,964	9.14

Note i	The stock awards vest in equal quarterly installments over a period of one year from the date of grant.

Note ii	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

Note iii	The stock awards were fully vested on the date of grant.

The total fair value of non-vested equity share units vested during the year ended December 31, 2007 and 2006 was USD593 and USD937. As of December 31, 2007 and 2006, the aggregate unamortized fair value of all non-vested equity share units was USD27 and USD620, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 14 months (2006: 5 months).

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2006	—	—
Granted on July 21, 2006 (note i)	104,000	10.12
Vested	(34,667)	10.12

Balance as of December 31, 2006	69,333	10.12
Vested	(69,333)	10.12

Balance as of December 31, 2007	—	—

Note i	The performance awards vest in equal quarterly installments over three quarters from October 1, 2006 to June 30, 2007 and were subject to a company-wide performance goal which was achieved for the year ended December 31, 2006.

The total fair value of non-vested performance shares vested during the year ended December 31, 2007 and 2006 was USD702 and USD351. All performance shares have been vested as of December 31, 2007.

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

Non-vested equity share unit

A summary of non-vested equity share units issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	—	—
Granted on February 14, 2007 (note i)	6,505	15.37
Granted on March 14, 2007 (note ii)	55,000	15.20
Granted on March 14, 2007 (note iii)	16,000	15.20
Granted on August 1, 2007 (note iv)	140,000	13.90
Granted on December 24, 2007 (note v)	8,734	16.03
Granted on December 24, 2007 (note vi)	105,000	16.03
Vested	(203,755)	14.31

Balance as of December 31, 2007	127,484	15.94

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note i	The stock awards vest 50% on June 30, 2007, 25% on September 30, 2007 and 25% on December 31, 2007.

Note ii	The stock awards vest in equal quarterly installments over a period of one year from the date of grant.

Note iii	The stock awards were fully vested on the date of grant.

Note iv	The stock awards vest in equal installments on August 31, September 30, October 31, November 30 and December 31, 2007, respectively.

Note v	The stock awards vest in equal installments on March 24, June 24, September 24 and December 24, 2008.

Note vi	The stock awards vest in equal annual installments over a period of three years from January 1, 2008.

The total fair value of non-vested equity share units vested during the year ended December 31, 2007 was USD2,916. As of December 31, 2007, the aggregate unamortized fair value of all non-vested equity share units was USD2,032, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 31 months.

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	—	—
Granted on December 24, 2007 (note i)	270,000	16.03

Balance as of December 31, 2007	270,000	16.03

Note i	The performance awards vest in equal annual installments over three years from January 1, 2008 to December 31, 2010 and is subject to the Group meeting certain earnings and other performance measures in 2008, 2009 and 2010.

The total fair value of non-vested performance shares granted during the year ended December 31, 2007 was USD4,328. Performance-based non-vested share awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

13	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

	2007	2007	2006	2005
	USD	RMB	RMB	RMB
Numerator for basic and diluted earnings per share:
Net income	20,898	152,443	123,275	86,842

Denominator:
Basic weighted average shares		36,974,100	32,200,044	28,168,274
Effect of dilutive non-vested equity share unit, performance shares, options and warrants		1,332,869	1,629,475	1,339,665

Diluted weighted average shares		38,306,969	33,829,519	29,507,939

Basic earnings per share:	0.57	4.12	3.83	3.08

Diluted earnings per share:	0.55	3.98	3.64	2.94

14	OPERATING SEGMENT INFORMATION

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

For the year ended December 31, 2007, the Company determined it has two operating segments based on the above: Component Sales and Engineering Services. Prior to the acquisition of Huameng PRC in January 2006, the Group’s only operating segment was Component Sales.

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

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following is the segment information for the year ended December 31, 2007:

	Component Sales RMB	Engineering Services RMB	Unallocated RMB	Total RMB
Segment revenue from external customers	1,597,818	68,690	—	1,666,508

Income/(loss) from operations	200,554	2,161	(56,234)	146,481
Interest expense	(1,943)	(392)	—	(2,335)
Interest income	24,903	117	617	25,637

Income before income taxes and minority interests	223,514	1,886	(55,617)	169,783

Significant non-cash items:
– Share-based compensation cost	—	—	38,015	38,015
– Bad debt expense	15,052	—	—	15,052
– Depreciation and amortization	12,394	6,121	—	18,515

Segment assets	1,716,207	121,763	2,570	1,840,540

Total expenditures for additions to long-lived assets
– Property and equipment	4,005	5,029	—	9,034
– Intangible assets (Note a)	147,585	(5,049)	—	142,536
– Goodwill (Note a)	47,561	5,221	—	52,782

The following is the segment information for the year ended December 31, 2006:

	Component Sales RMB	Engineering Services RMB	Unallocated RMB	Total RMB
Segment revenue from external customers	1,269,176	54,387	—	1,323,563

Income/(loss) from operations	156,544	9,354	(37,103)	128,795
Gain on disposal of a subsidiary	6,673	—	—	6,673
Interest expense	(2,834)	(62)	—	(2,896)
Interest income	7,187	154	11	7,352

Income before income taxes and minority interests	167,570	9,446	(37,092)	139,924

Significant non-cash items:
– Minority Interest	8,795	(3,250)	—	5,545
– Share-based compensation cost	—	—	20,029	20,029
– Bad debt expense	7,920	—	—	7,920
– Provision for inventory write-down	7,369	—	—	7,369
– Depreciation and amortization	2,252	802	—	3,054
Segment assets	747,577	150,519	9,002	907,098

Total expenditures for additions to long-lived assets
– Property and equipment	3,370	5,053	—	8,423
– Intangible assets (Note a)	5,467	14,756	—	20,223
– Investment in an affiliated company	—	416	—	416
– Goodwill (Note a)	4,264	42,428	—	46,692

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note a	Included in total expenditures for additions to intangible assets and goodwill are non-cash items for the purchase consideration payable for the acquisition of the relevant subsidiaries and adjustment in 2007 upon completion of purchase price allocation in relation to the acquisition of Viewtran PRC.

Revenues from external customers by product category are summarized as follows:

	2007	2007	2006	2005
	USD	RMB	RMB	RMB
Net revenue
Component Sales
Mobile handset	92,211	672,640	525,427	446,370
Telecommunications equipment	69,785	509,054	455,223	326,714
Digital media and others	57,045	416,124	288,526	93,248

	219,041	1,597,818	1,269,176	866,332
Engineering Services	9,417	68,690	54,387	—

Total net revenue	228,458	1,666,508	1,323,563	866,332

15	STATUTORY RESERVES

According to laws applicable to the foreign investment enterprises in the PRC and the Articles of Association of certain subsidiaries of the Company in the PRC (the “PRC subsidiaries”), the PRC subsidiaries are required to appropriate part of their net profits as determined in accordance with the accounting principles and the relevant financial regulations applicable to enterprises limited by shares as established by the Ministry of Finance of the PRC (“PRC GAAP”) to various reserves. These include general reserves, statutory surplus reserve and statutory public welfare fund.

For general reserve, appropriation to general reserve is at the discretion of the board of directors of the relevant PRC subsidiaries. The reserve can only be used for specific purposes and is not distributable as cash dividends.

For statutory surplus reserve, 10% of the net profit, as determined in accordance with PRC GAAP, of the relevant PRC subsidiaries is transferred to the statutory surplus reserve until the reserve balance reaches 50% of the registered capital of the relevant PRC companies. The transfer to this reserve must be made before distribution of dividends to shareholders can be made. The statutory surplus reserve can be used to make good previous years’ losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholders in proportion to their existing shareholdings or by increasing the par value of the shares currently held by the shareholders, provided that the balance after such issue is not less than 25% of the registered capital.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

The accumulated balance of these statutory reserves maintained at the Company’s PRC subsidiaries as of December 31, 2007 and 2006 were RMB36,290 (USD4,975) and RMB19,946, respectively.

16	COMMITMENTS AND CONTINGENCIES

(a)	The Group leases its office facilities under non-cancelable operating leases. The leases have remaining terms up to twenty-nine months. Rental expense was RMB7,831 (USD1,029), RMB6,783 and RMB3,537 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2007 were as follows:

	USD	RMB
Year ending December 31,
2008	937	6,835
2009	577	4,209
2010	196	1,432

Total	1,710	12,476

(b)	As at December 31, 2007, the Group has outstanding purchase orders for components from suppliers in the amount of approximately RMB130,558 (USD17,902). The Group does not have any minimum purchase obligations with these suppliers. Other than as disclosed above, the Group had no other contractual obligations, off-balance sheet guarantees or arrangements as at December 31, 2007.

(c)	As of December 31, 2007, outstanding bills discounted with banks for which the Group has retained a recourse obligation amounting to RMB19,935 (USD2,733).

17	RELATED PARTY BALANCES AND TRANSACTIONS

Amounts due to related parties

	2007	2007	2006
	USD	RMB	RMB
Matsunichi Electronics (Hong Kong) Limited (“Matsunichi”)	192	1,403	1,522

The balance represented consideration payable to Matsunichi for the purchase of a small office suite by the Group in 2001. Mr. Jeffrey Kang, Chairman of the Company, has a controlling interest in Matsunichi. The balance is interest free and was subsequently settled in March 2008. Apart from the foregoing, there was no other related party balances or transactions.

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

18	CONCENTRATION OF CREDIT

A substantial percentage of the Group’s sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2007	2006	2005
Company A	16%	*	*
Company B	10%	16%	*

*	Less than 10%

There were no customers that accounted for 10% or more of the total net revenue of the Group for the year ended December 31, 2005.

Details of the accounts receivable from the two customers with the largest receivable balances at December 31, 2007 and 2006 are as follows:

	Percentage of accounts receivable
	2007	2006
Company A	10%	4%
Company B	13%	3%

	23%	7%

19	EMPLOYEE BENEFIT PLANS

Certain employees of the Group in the PRC are entitled to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan at 6.5% to 9% of the monthly basic salaries of certain employees. The contribution expense for the years ended December 31, 2007, 2006 and 2005 was RMB2,062 (USD284), RMB1,961 and RMB722, respectively.

The Group operates a Mandatory Provident Fund Scheme (“the MPF scheme”) under the Hong Kong Mandatory Provident Fund Schemes Ordinance for employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The assets of the MPF scheme are held by independent trustees and are separated from those of the Group’s assets. Under the MPF scheme, the employer and its employees are each required to make contributions to the plan at 5% of the employees’ relevant income, subject to a cap of monthly relevant income of HKD20. Contributions to the plan by the employee vest immediately. The contributions paid by the Group for the years ended December 31, 2007, 2006, and 2005 were RMB623 (USD84), RMB125 and RMB45, respectively.

20	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of pledged bank deposits, trade accounts receivable, bills receivable, amounts due from related parties, short-term loans, trade accounts payable, amounts due to related parties, and other payables and accrued liabilities approximated the respective carrying amounts because of the short maturity of these instruments.

21	FOREIGN CURRENCY RISK

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

COMTECH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

22	INTEREST RATE RISK

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments as of December 31, 2007 and 2006 and believes its exposure to interest rate risk is not material.