Form 10-Q
period 2008-03-31
Comtech Group Inc
filed 2008-05-09
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 000-02642

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 38,498,769 shares of the Registrant’s Common Stock issued and outstanding on May 6, 2008.

Comtech Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

As of March 31, 2008 and December 31, 2007

	March 31, 2008	March 31, 2008	Dec 31, 2007
	$’000	RMB’000	RMB’000
Assets
Current assets:
Cash	122,981	862,342	919,650
Pledged bank deposits	7,128	49,979	51,603
Accounts receivable, net of allowance for doubtful accounts	65,573	459,796	418,329
Bills receivable	7,525	52,762	35,300
Inventories	14,335	100,520	129,892
Prepaid expenses and other receivables	2,963	20,779	18,306

Total current assets	220,505	1,546,178	1,573,080
Property and equipment, net	2,845	19,951	17,848
Intangible assets, net	20,280	142,206	148,659
Investment in an affiliated company	59	416	416
Goodwill	14,186	99,474	99,474
Other assets	134	938	1,063

Total Assets	258,009	1,809,163	1,840,540

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	25,359	177,816	174,628
Bank borrowings	—	—	9,080
Amounts due to related parties	—	—	1,403
Income taxes payable	1,480	10,379	6,957
Accrued expenses and other liabilities	17,291	121,241	169,046
Deferred income taxes	587	4,116	4,071

Total current liabilities	44,717	313,552	365,185

Deferred income taxes	2,913	20,425	21,487

Total liabilities	47,630	333,977	386,672
Stockholders’ equity
Common stock Par value: USD 0.01 Authorized: 200,000,000 Shares; Issued and outstanding: 38,498,769 shares in 2008 and 38,496,167 shares in 2007	449	3,150	3,150
Additional paid-in capital	156,417	1,096,798	1,085,459
Retained earnings	66,366	465,360	428,333
Accumulated other comprehensive loss	(12,853)	(90,122)	(63,074)

Total stockholders’ equity	210,379	1,475,186	1,453,868

Total liabilities and stockholders’ equity	258,009	1,809,163	1,840,540

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

Three months ended March 31, 2008 and 2007

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	$’000	RMB’000	RMB’000
Net Revenue
Product sales	58,305	408,835	333,077
Services revenue	1,884	13,210	11,066

	60,189	422,045	344,143
Cost of sales
Cost of goods sold	(47,325)	(331,842)	(270,599)
Cost of services	(1,114)	(7,814)	(7,730)

	(48,439)	(339,656)	(278,329)
Gross profit	11,750	82,389	65,814
Selling, general and administrative expenses	(5,673)	(39,778)	(26,219)
Research and development expenses	(1,374)	(9,633)	(8,557)
Other operating (expenses)/income, net	(5)	(38)	60

Income from operations	4,698	32,940	31,098
Interest expense	(34)	(240)	(769)
Interest income	1,086	7,618	1,700

Income before income taxes and minority interests	5,750	40,318	32,029
Income tax expense	(469)	(3,291)	(2,964)

Income before minority interests	5,281	37,027	29,065
Minority interests	—	—	(544)

Net income	5,281	37,027	28,521

	$	RMB	RMB
Earnings per share
- Basic	0.14	0.95	0.86

- Diluted	0.13	0.93	0.83

Weighted average number of common shares outstanding
- Basic		39,056,811	33,057,444

- Diluted		39,961,321	34,317,751

See accompanying notes to condensed consolidated financial statements.

COMTECH GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	$’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	5,281	37,027	28,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	257	1,800	814
Amortization of intangible assets	920	6,453	1,776
Loss on disposal of property and equipment	4	28	—
Minority interests	—	—	544
Deferred income taxes	(145)	(1,017)	—
Share-based compensation	1,617	11,339	9,332
Change in current assets and liabilities:
Accounts receivable	(7,921)	(55,543)	(32,364)
Prepaid expenses and other receivables	(551)	(3,861)	(2,129)
Bill receivables	(2,490)	(17,462)	8,918
Inventories	4,073	28,562	(23,604)
Trade accounts payable	1,235	8,658	19,444
Amounts due to related parties	(197)	(1,378)	—
Income taxes payable	523	3,664	(890)
Accrued expenses and other liabilities	(1,342)	(9,412)	(9,691)

Net cash provided by operating activities	1,264	8,858	671
Cash flows used in investing activities:
Payment for acquisitions of subsidiaries	(4,700)	(32,956)	(36,701)
(Increase)/decrease in pledged bank deposits	(55)	(383)	197
Purchases of property and equipment	(391)	(2,740)	(996)

Net cash used in investing activities	(5,146)	(36,079)	(37,500)

Cash flows (used in)/provided by financing activities:
Proceeds from bank borrowings	—	—	2,085
Repayment of bank borrowings	(1,271)	(8,911)	—

Net cash (used in)/provided by financing activities	(1,271)	(8,911)	2,085

Effect of exchange rate changes on cash	(3,020)	(21,176)	(6,768)

Net decrease in cash	(8,173)	(57,308)	(41,512)
Cash at beginning of the period	131,154	919,650	375,147

Cash at end of the period	122,981	862,342	333,635

See accompanying notes to condensed consolidated financial statements.

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Comtech Group, Inc., (formerly Trident Rowan Group Inc, (the “Company”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Company’s 2007 audited consolidated financial statements included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 17, 2008. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in that 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the March 31, 2008 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the closing rate in New York City on March 31, 2008 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of USD 1.00 = RMB7.0120. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any other certain rate on March 31, 2008, or at any other certain date.

The value of the RMB is subject to changes in the PRC’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. From 1994 until July 2005, the official exchange rate generally had been stable, but the Chinese government announced in July 2005 that it would no longer peg its currency exclusively to the USD. Although currently the RMB exchange rate versus the USD is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the policy would increase the volatility of RMB as compared to USD.

Note 2 - Organization And Nature Of Business

The Company and its subsidiaries are principally engaged in the sale of component parts for electronic devices and equipment, such as liquid crystal display, cameras, persistent storage and peripheral devices for wireless handsets and fixed-line telecommunications to manufacturers in the PRC and other overseas countries. The Company and its subsidiaries also provide technology and engineering, business process outsourcing and other related services in the PRC.

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

Recently Issued Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of FAS 161 will have a material impact on our results of operations and financial position.

Note 4 - Bills Receivable

To reduce the Company’s credit risk, the Company requires certain customers to pay for the sale of the Company’s products by bills receivable. Bills receivable represents short-term notes receivable issued by a financial institution that entitles the Company to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Company has experienced no losses on bills receivable.

In certain circumstances, the Company has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.6% to 0.8% of the balance transferred, which is recorded as interest expense.

For certain bills receivable sold to banks that the Company has surrendered control, the Company derecognized the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As at March 31, 2008 and December 31, 2007, the Company has derecognized discounted bills receivable amounting to RMB8,530 (USD1,216) and RMB19,935, respectively in accordance with SFAS No. 140.

Note 5 - Inventories

Inventories by major categories are as follows:

	March 31, 2008	March 31, 2008	Dec. 31, 2007
	USD	RMB	RMB
Raw materials	2,912	20,423	15,534
Finished goods	11,423	80,097	114,358

	14,335	100,520	129,892

Note 6 - Property and equipment, net

	March 31, 2008	March 31, 2008	Dec. 31, 2007
	USD	RMB	RMB
Property and equipment, at cost	4,619	32,392	28,015
Less: accumulated depreciation	(1,774)	(12,441)	(10,167)

Property and equipment, net	2,845	19,951	17,848

Note 7 - Intangible assets, net

	March 31, 2008	March 31, 2008	Dec. 31, 2007
	USD	RMB	RMB
Intangible assets, at cost	23,211	162,759	162,759
Less: Accumulated amortization	(2,931)	(20,553)	(14,100)

	20,280	142,206	148,659

Note 8 - Share-Based Compensation

(a) Options and stock warrants assumed under the Share Exchange Agreement

Prior to the share exchange transaction between Trident Rowan Group Inc. (“Trident”) and the Company (the “Share Exchange Agreement”), the Board of Directors of Trident adopted, and the then stockholders of Trident approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”) under which

5,000 options would be granted annually to each non-employee director of Trident for each full year of service on the Board of Trident. As part of the Share Exchange Agreement, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of $3.00 each and expire on July 1, 2009. Since the Share Exchange Agreement, the Company has not granted additional options under the Directors’ Plan. None of the options exercisable under the Directors’ Plan was exercised in the three months ended March 31, 2008 or 2007. As of March 31, 2008, 100,000 options under the Directors’ Plan were outstanding with a weighted average exercise price per share of $3.00 and aggregate intrinsic value of $779 thousand.

Prior to the Share Exchange Agreement, Trident granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock which were assumed by the Company as a part of the Share Exchange Agreement. The stock warrants assumed by the Company have a weighted average exercisable price per stock warrant of $2.76 each and expire on July 1, 2009. During the three months ended March 31, 2008 and 2007, Nil and 145,105 stock warrants with weighted average exercisable price per stock warrant of Nil and $2.62 each were exercised respectively. As of March 31, 2008, 19,999 exercisable stock warrants remained outstanding with a weighted average exercisable price per stock warrant and aggregate intrinsic value of $3 each and $156 thousand, respectively.

(b) 2004 Incentive Plan

On August 3, 2004, the Board of Directors adopted the Comtech Group, Inc. 2004 Stock Incentive Plan (the “2004 Incentive Plan”) pursuant to which 2,500,000 shares of the Company’s common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, non-vested shares and performance shares. The purpose of the 2004 Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants. Unless the 2004 Incentive Plan is early terminated by the Board, the 2004 Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made.

Stock options

A summary of stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD
Balance as of December 31, 2007	1,192,269	4.09

Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance as of March 31, 2008	1,192,269	4.09	6.77	7,991

Exercisable as of March 31, 2008	1,166,644	4.07	6.76	7,843

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	2,964	9.14
Vested	(625)	9.14

Balance as of March 31, 2008	2,339	9.14

The total fair value of non-vested equity share units vested during the three months ended March 31, 2008 was $6 thousand. As of March 31, 2008, the aggregate unamortized fair value of all non-vested equity share units was $21 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 11 months.

(c) 2006 Incentive Plan

On December 20, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Incentive Plan”) pursuant to which 4,800,000 shares of the Company’s common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. The purpose of the 2006 Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants. Unless the 2006 Incentive Plan is early terminated by the Board, the 2006 Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made.

Non-vested equity share unit

A summary of non-vested equity share unit issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	127,484	15.94
Granted on January 28, 2008 (note i)	962,700	9.67
Granted on March 27, 2008 (note i)	80,000	10.85
Vested	(24,684)	15.57

Balance as of March 31, 2008	1,145,500	10.32

Note i:	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

The total fair value of non-vested equity share units vested during the three months ended March 31, 2008 was $384 thousand. As of March 31, 2008, the aggregate unamortized fair value of all non-vested equity share units was $11,825 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 33 months.

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	270,000	16.03
Granted on March 27, 2008 (note i)	160,000	10.85
Vested	—	—

Balance as of March 31, 2008	430,000	14.10

Note i:	The performance awards vest in three equal installments on December 31, 2008, December 31, 2009 and December 31, 2010 and is subject to the Company meeting certain earnings and other performance measures in 2008, 2009 and 2010.

The total fair value of non-vested performance shares granted through March 31, 2008 was $6,064 thousand. Performance-based non-vested share awards are recognized as compensation expense for the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period.

Note 9 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common stock outstanding, including contingently issuable shares when all necessary conditions have been satisfied, during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon the exercise of stock options, non-vested equity share unit, including performance shares, and warrants using the treasury stock method.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Weighted average number of common shares outstanding – basic	39,056,811	33,057,444
Effect of diluted securities	904,510	1,260,307

Weighted average number of common shares outstanding – diluted	39,961,321	34,317,751

Note 10 - Operating Segment Information

The Component Sales segment primarily consists of the sale of components for the mobile handset, telecommunication system equipment, industrial business and digital media and other (such as network protection devices and data storage) markets. The Engineering Services segment primarily consists of the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services. There was no inter-segment revenue during the periods reported. Unallocated includes items such as corporate staff and overhead.

The following is the segment information for the quarter ended March 31, 2008.

	Three months ended March 31, 2008	Three months ended March 31, 2007
	RMB’000	RMB’000
Net revenue
Component sales
Mobile handset	171,620	137,934
Telecommunications equipment	112,485	109,864
Industrial business	2,968	—
Digital Media and others	121,762	85,279

	408,835	333,077
Engineering services	13,210	11,066

Total net revenue	422,045	344,143
Income from operations
Component sales	42,191	43,304
Engineering services	4,130	230
Unallocated	(13,381)	(12,436)

Total income from operations	32,940	31,098
Interest Income	7,618	1,700
Interest expense	(240)	(769)

Income before income taxes and minority Interests	40,318	32,029

	March 31, 2008	December 31, 2007
	RMB’000	RMB’000
Total assets
Component sales	1,691,928	1,716,207
Engineering services	115,037	121,763
Unallocated	2,198	2,570

	1,809,163	1,840,540

Note 11: Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three months ended March 31, 2008	Three months ended March 31, 2007
	RMB’000	RMB’000
Net income	37,027	28,521
Other comprehensive loss
Foreign currency translation adjustments	(27,048)	(2,361)

Comprehensive income	9,979	26,160

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, thus reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, since 2006, we began offering technology and engineering, and software design services in China.

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

For the quarter ended March 31, 2008, we have two reportable operating segments: component sales consisting of revenues generated by providing customized module design solutions focusing primarily in the mobile handset, telecommunications equipment, digital media and industrial business end-markets, and services revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2005, we began targeting the digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating sales from customized module design solutions for digital home entertainment products, primarily for digital set-top boxes, through sales to our existing end-customers, Haier, Konka, Lenovo and TCL. We have since then grown our revenues generated from this market from constituting 10.8% of our 2005 revenue to 28.9% of our first quarter of 2008 revenue. We anticipate that sales related to the digital media end-markets will generally have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as this industry mature. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

Our net revenues are subject to seasonal fluctuation and periods of increased demand. All product module sales are typically highest in the fourth quarter of the year due to the desire by OEMs to spend remaining budgets allocated for a given period, usually on an annual basis. Net revenues have historically been lowest in the first quarter of the year due to the Chinese New Year holiday and the general reduction in sales following the holiday season. The digital media industry also experiences cyclical fluctuations, as well as fluctuations in how quickly certain new digital media products and technologies are adopted by the market. These sales patterns may not be indicative of future sales performance.

Services Revenue

We provide software design technology and engineering services, and related training and maintenance services to our customers. We generate revenue when our services are rendered and acknowledged by our customers.

Cost of Sales

Our cost of sales comprises cost of goods sold and cost of services.

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Foxconn (LCD display), JDS Uniphase (optoelectronic components), M-Systems (flash memory, DiskOnChip), Matsushita (switches), and Sambu (speakers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of March 31, 2008, we had approximately 235 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

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

Our subsidiaries incorporated in Hong Kong, are subject to a 17.5% tax on their profits in Hong Kong for 2008 and 2007.

Prior to January 1, 2008, the PRC statutory tax rate was 33%. Our subsidiaries located in the Shenzhen Special Economic Zone in the PRC (“Shenzhen Subsidiaries”), were subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries have agreed to operate for a minimum of 10 years in the PRC, the Shenzhen Subsidiaries were entitled to a tax holiday of a two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of the respective Shenzhen Subsidiaries.

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax Law of the PRC (“new tax law”), which took effect on January 1, 2008. According to the new tax law, the corporate income tax rate applicable to all of our subsidiaries in the PRC is revised to 25%. However, the Shenzhen Subsidiaries are subject to the transitional tax rates during which the income tax rate will gradually increase to the unified rate of 25% from January 1, 2008. The transitional tax rate is 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively (“the transitional tax rates”). For the Shenzhen Subsidiaries that were entitled to a tax holiday such as the two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, the Shenzhen Subsidiaries continue to be entitled to the tax holiday and for Comloca and Huameng PRC which had not commenced their respective tax holiday as of December 31, 2007, the new tax law requires the tax exemption period to begin on January 1, 2008. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. None of the PRC subsidiaries have applied the reduced tax rate of 15% in determining their deferred taxes as of March 31, 2008.

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate was 8.2% and 9.3% in the first quarter of 2008 and 2007, respectively. The decrease in our effective tax rate was mostly due to our subsidiaries with lower tax rates representing a greater percentage of our revenues.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our Component Solutions segment and Services segment for the three months ended March 31:

	2008	2007
	RMB’000	RMB’000
Net revenue
Component Sales
Mobile handset	171,620	137,934
Telecommunications equipment	112,485	109,864
Industrial business	2,968	—
Digital media and others	121,762	85,279
Services revenue	13,210	11,066

Total net revenue	422,045	344,143

Net Revenue. Total net revenue increased RMB77,902 thousand ($11,110 thousand), or 22.6% in the first quarter 2008 when compared to the corresponding period in 2007. The increase was mainly due to an increase in product sales by approximately RMB75,758 thousand ($10,804 thousand) and services revenue by RMB 2,144 thousand ($306 thousand).

Component Sales

Details of component sales by market type for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008			2008	2007	2007	% change
	Amount			% of Net Revenue	Amount	% of Net Revenue
Mobile handset	$24,475	RMB	171,620	40.7%	137,934	40.1%	24.4%
Telecommunications equipment	16,042		112,485	26.7	109,864	31.9	2.4%
Industrial business	423		2,968	0.7	—	—
Digital media and other (1)	17,365		121,762	28.9	85,279	24.8	42.8%

Total component sales	$58,305		408,835	97.0%	333,077	96.8%	22.7%

(1)	Other includes sales of lightning protection devices for wireless base stations.

Component sales for the three months ended March 31, 2008 was RMB408,835 thousand ($58,305 thousand), or RMB75,758 thousand or 22.7% higher than the corresponding period in 2007. Mobile handset related sales increased by RMB33,686 thousand ($4,804 thousand), or 24.4%; telecommunications equipment related sales increased by RMB2,621 thousand ($374 thousand), or 2.4%; and digital media and other sales increased by RMB36,483 thousand ($5,203 thousand), or 42.8%. In 2008, we had a new market, industrial business, which contributed RMB2,968 thousand ($423 thousand) of sales for the quarter ended March 31, 2008. The increase in component sales was mainly attributable to the stable growth in sales volume, which resulted from an increase in our customer base and an increase in our product types for all markets. The wider variety of component solutions drove the increase in sales orders from some existing customers, such as T&W and ZTE. The newly introduced business lines in digital media markets, such as home entertainment products also contributed to the increase. The contribution to total net revenue by digital media and other sales in the first quarter of 2008 increased to RMB121,762 thousand ($17,365 thousand), or 28.9% of total net revenue, from RMB85,279 thousand, or 24.8% of total net revenue, in the corresponding period in 2007. Although revenue from telecommunications equipment related sales increased in 2006, its contribution to total net revenue decreased from 31.9% in the first quarter 2007 to

26.7% in the first quarter 2008 due to significant growth in our digital media business. The contribution to total net revenue by mobile handsets remained consistent in the first quarter 2008 as compared to the first quarter 2007 (40.7% in the first quarter 2008 and 40.1% in the first quarter 2007).

Services Revenue. Services revenue for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months ended March 31,
	2008	2008	2007	2007
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(RMB’000)		(RMB’000)
Services revenue	13,210	3.1%	11,066	3.2%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services commencing from January 2006. The increase of RMB2,144 thousand ($306 thousand), or 19.4%, was mainly attributable to greater sales generated from software design services, as a result of the acquisition of Viewtran and Keen Awards in 2006 and 2007, respectively.

Gross Profit. Gross profit was RMB82,389 thousand ($11,750 thousand) in the first quarter 2008, an increase of RMB16,575 thousand ($2,364 thousand), or 25.2% when compared to RMB65,814 thousand in the corresponding period in 2007. The increase in both gross profit and percentage is primarily attributable to a change in product mix. Digital media module related sales have generally higher margins than the other two market sales. The higher margin for services revenue also contributed to the increase.

Selling, General, Administrative, and Research & Development Expenses. Selling, general and administrative and R&D expenses were RMB49,411 thousand ($7,047 thousand) in the three months ended March 31, 2008, or 42.1% higher than those of the same period the prior year. The expenses for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2008	2007	2007
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in RMB’000, except for percentages)
Selling expenses	12,911	3.1%	9,639	2.8%
General and administrative expenses	26,867	6.4	16,580	4.8
R&D expenses	9,633	2.3	8,557	2.5

Total	49,411	11.8%	34,776	10.1%

Selling, General and Administrative Expenses. The increase in selling expenses in the first quarter 2008 of RMB3,272 thousand ($467 thousand), or 33.9%, was mainly attributable to an additional bad debt provision of RMB4.9 million in the first quarter of 2008, compared to RMB3.8 million in the corresponding period in 2007. An increase in sales staff costs and other indirect selling expenses such as freight charges and salesperson expenses of approximately RMB2 million also contributed to the increase.

The increase in general and administrative expenses of RMB10,287 thousand ($1,467 thousand), or 62.0%, was primarily attributable to additional salaries and other costs associated with new employees of RMB2.0 million. In addition, the increased amortization of intangible assets of RMB4.7 million also contributed to the increase. The balance of an increase was contributed by the increase in office access and other general administrative expense.

R&D Expenses. Research and development expenses increased in the first quarter of 2008 by RMB1,076 thousand ($153 thousand), or 12.6%, as compared to the corresponding time period in 2007. The increase was primarily attributable to the increase in R&D personnel and engineers, and additional research expenditures spent for potential new markets, such as industrial business and digital media solutions.

Interest Expense. Interest expense decreased in the first quarter of 2008 by RMB529 thousand ($75 thousand) or 68.8%, as compared to the corresponding period in 2007. The decrease in interest expense was attributable to a decrease in the average interest rate and the average bank borrowing balance.

Interest Income. Interest income in the first quarter of 2008 amounted to RMB7,618 thousand ($1,086 thousand), compared to RMB1,700 thousand in the corresponding period in 2007. The significant increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering described below. Higher net cash inflows generated from revenue resulting from higher average deposit balances also contributed to the increase in interest income.

Income Tax. The effective tax rate for the three months ended March 31, 2008 was 8.2% compared to 9.3% for the comparable period in 2007. The decrease in the effective tax rate was primarily due to subsidiaries with lower tax rates representing a greater percentage of our revenues in three months ended March 31, 2008.

Net Income; Earnings per share. As a result of the above items, net income for the three months ended March 31, 2008 was RMB37,027 thousand ($5,281 thousand), compared to net income of RMB28,521 thousand in the corresponding period in 2007. We reported basic per share earnings of RMB0.95 ($0.14) for the first quarter of 2008 diluted per share earnings of RMB0.93, compared to basic per share earnings of RMB0.86 for the same period of 2007, and diluted per share earnings of RMB0.83.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, working capital is needed to fund this time difference.

As at March 31, 2008, apart from the amounts payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of March 31, 2008, the Company had approximately RMB862,342 thousand ($122,981 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

As of March 31, 2008, we had working capital of RMB1,232,626 thousand as compared with working capital of RMB1,207,895 thousand at December 31, 2007.

Operating activities generated cash of RMB8,858 thousand ($1,264 thousand) for the three months ended March 31, 2008, compared to cash generated of RMB671 thousand in the corresponding period in 2007. The increase in cash generated from operating activities as compared to the prior year is primarily due to a decrease in inventory of RMB28,562 thousand ($4,073 thousand) and an increase in trade accounts payable of RMB8,658 thousand ($1,235 thousand). Cash provided by operating activities was offset in part due to an increase in trade accounts receivable of RMB55,543 thousand ($7,921 thousand), and an increase in bill receivables of RMB17,462 thousand ($2,490 thousand), which result from increase in revenue.

Investing activities used RMB36,079 thousand ($5,146 thousand) during the first three months of 2008, mainly for payments for the acquisition of subsidiaries of RMB32,965 thousand ($4,700 thousand). The remaining major investing activities were the purchases of fixed assets of RMB2,740 thousand ($391 thousand).

Indebtedness

On October 7, 2005, Comtech International (Hong Kong) Limited (“Comtech Hong Kong”) entered into a RMB39,972 thousand ($5,000 thousand) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”), and a RMB71,949 thousand ($9,000 thousand) U.S. dollar denominated facility with Bank of China (“BOC”). On January 17, 2008, the facility with the BOC was amended in which Comtech Hong Kong, Comtech Broadband Corporation Limited, Keen Awards Limited and Hong Kong JJT Limited jointly entered into a RMB98,168 thousand ($14,000 thousand) revised credit facility with the BOC. Both of the SCB and BOC facilities are guaranteed by Comtech Group, Inc. Apart from cash generated from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

As of the date of this filing, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount not less than $2,000,000, and bears interest ranging from HIBOR +1.5% to USD Prime per annum, depending on the different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party. Interest on this facility accrues until payment is demanded by SCB.

As of the date of this filing, there was no outstanding loan balance under the BOC facility. This facility is secured by funds on deposit in an amount not less than $5,000,000, and bears interest from LIBOR plus 1.75% to 2% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC. Based on a variable return on interest, the bank borrowings amounted to fair value.

Some of our customers enter into arrangements with their respective banks for the purpose of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 6% to 8% of the balance transferred, which is recorded as interest expense. During the quarter ended March 31, 2008, we discounted bills receivable amounting to approximately RMB8,530 thousand ($1,216 thousand).

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

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of March 31, 2008, the exchange rate between RMP and U.S. dollar was $1 to RMB7.0120.

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

We recognized a foreign currency translation adjustment of approximately RMB27,048 thousand ($3,857 thousand) for the quarter ended March 31, 2008. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. We did not have any bank borrowings as of March 31, 2008.

The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rates.

Inflation

In recent years, the Chinese economy has experienced periods of rapid expansion and significant change in inflation rates. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or to regulate growth and contain inflation. While inflation has been more moderate since 1995, significant change in inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2008, the Company announced the authorization of a stock repurchase program (the “repurchase program”). Under the repurchase program, the Company may repurchase up to 5 million shares of its outstanding common stock on the open market or in negotiated transactions. The timing and the amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. The Company did not make any repurchases under the repurchase program in the first quarter of 2008.

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

COMTECH GROUP, INC.

May 9, 2008	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2008	By:	/s/ Frank Zheng
Frank Zheng
Chief Financial Officer (Principal Financial Officer)