Form 10-Q
period 2008-06-30
Cogo Group, Inc.
filed 2008-08-08
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 000-02642

COGO GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0466460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 38,211,971 shares of the Registrant’s Common Stock issued and outstanding on August 5, 2008.

Cogo Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

As of June 30, 2008 and December 31, 2007

	June 30, 2008	June 30, 2008	Dec 31, 2007
	$’000	RMB’000	RMB’000
Assets
Current assets:
Cash	122,535	840,482	919,650
Pledged bank deposits	7,419	50,885	51,603
Accounts receivable, net of allowance for doubtful accounts	73,229	502,288	418,329
Bills receivable	2,437	16,716	35,300
Inventories	15,214	104,351	129,892
Prepaid expenses and other receivables	2,965	20,339	18,306

Total current assets	223,799	1,535,061	1,573,080
Property and equipment, net	2,825	19,379	17,848
Intangible assets, net	19,792	135,754	148,659
Investment in an affiliated company	61	416	416
Goodwill	14,502	99,474	99,474
Other assets	143	980	1,063

Total Assets	261,122	1,791,064	1,840,540

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	25,178	172,699	174,628
Bank borrowings	—	—	9,080
Amounts due to related parties	—	—	1,403
Income taxes payable	1,474	10,110	6,957
Accrued expenses and other liabilities	13,723	94,124	169,046
Deferred income taxes	575	3,944	4,071

Total current liabilities	40,950	280,877	365,185

Deferred income taxes	2,667	18,293	21,487

Total liabilities	43,617	299,170	386,672
Stockholders’ equity
Common stock Par value: USD 0.01 Authorized: 200,000,000 Shares; Issued and outstanding: 38,616,971 shares in 2008 and 38,496,167 shares in 2007	460	3,158	3,150
Additional paid-in capital	163,223	1,119,569	1,085,459
Retained earnings	74,312	509,711	428,333
Accumulated other comprehensive loss	(15,326)	(105,122)	(63,074)

	222,669	1,527,316	1,453,868
Less cost of common stock in treasury, 405,000 shares in 2008.	5,164	35,422	—

Total stockholders’ equity	217,505	1,491,894	1,453,868

Total liabilities and stockholders’ equity	261,122	1,791,064	1,840,540

See accompanying notes to condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

Three months ended June 30, 2008 and 2007

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
	$’000	RMB’000	RMB’000
Net Revenue
Product sales	67,632	463,897	371,794
Services revenue	586	4,020	13,023

	68,218	467,917	384,817
Cost of sales
Cost of goods sold	(55,579)	(381,223)	(301,439)
Cost of services	(367)	(2,517)	(9,014)

	(55,946)	(383,740)	(310,453)
Gross profit	12,272	84,177	74,364
Selling, general and administrative expenses	(4,864)	(33,364)	(26,209)
Research and development expenses	(1,575)	(10,800)	(10,487)
Other operating income, net	16	108	326

Income from operations	5,849	40,121	37,994
Interest expense	(85)	(587)	(984)
Interest income	1,019	6,990	7,049

Income before income taxes and minority interests	6,783	46,524	44,059
Income tax expense	(317)	(2,173)	(3,580)

Income before minority interests	6,466	44,351	40,479
Minority interests	—	—	(1,794)

Net income	6,466	44,351	38,685

	$	RMB	RMB
Earnings per share
- Basic	0.17	1.14	1.05

- Diluted	0.16	1.11	1.02

Weighted average number of common shares outstanding
- Basic		39,035,887	36,772,864

- Diluted		40,094,428	38,041,918

See accompanying notes to condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

Six months ended June 30, 2008 and 2007

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	$’000	RMB’000	RMB’000
Net Revenue
Product sales	127,237	872,732	704,871
Services revenue	2,512	17,230	24,089

	129,749	889,962	728,960
Cost of sales
Cost of goods sold	(103,959)	(713,065)	(572,037)
Cost of services	(1,506)	(10,331)	(16,744)

	(105,465)	(723,396)	(588,781)
Gross profit	24,284	166,566	140,179
Selling, general and administrative expenses	(10,663)	(73,142)	(52,428)
Research and development expenses	(2,979)	(20,433)	(19,044)
Other operating income, net	10	70	386

Income from operations	10,652	73,061	69,093
Interest expense	(121)	(827)	(1,753)
Interest income	2,130	14,608	8,749

Income before income taxes and minority interests	12,661	86,842	76,089
Income tax expense	(797)	(5,464)	(6,544)

Income before minority interests	11,864	81,378	69,545
Minority interests	—	—	(2,338)

Net income	11,864	81,378	67,207

	$	RMB	RMB
Earnings per share
- Basic	0.30	2.08	1.92

- Diluted	0.30	2.03	1.86

Weighted average number of common shares outstanding
- Basic		39,051,296	34,925,417

- Diluted		40,053,218	36,185,980

See accompanying notes to condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	$’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	11,864	81,378	67,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	618	4,237	1,935
Amortization of intangible assets	1,881	12,905	3,552
Loss on disposal of property and equipment	4	28	—
Minority interests	—	—	2,338
Deferred income taxes	(484)	(3,321)	—
Share-based compensation	2,951	20,238	15,675
Change in current assets and liabilities:
Accounts receivable	(15,975)	(109,575)	(67,119)
Prepaid expenses and other receivables	(539)	(3,697)	(7,354)
Bill receivables	2,709	18,584	12,988
Inventories	3,501	24,012	(23,307)
Trade accounts payable	667	4,577	35,772
Amounts due to related parties	(198)	(1,358)	—
Income taxes payable	499	3,422	(815)
Accrued expenses and other liabilities	(1,357)	(9,307)	(2,392)

Net cash provided by operating activities	6,141	42,123	38,480

Cash flows used in investing activities:
Payment for acquisitions of subsidiaries	(6,413)	(43,986)	(57,140)
(Increase)/decrease in pledged bank deposits	(354)	(2,431)	176
Purchases of property and equipment	(644)	(4,415)	(3,777)

Net cash used in investing activities	(7,411)	(50,832)	(60,741)

Cash flows (used in)/provided by financing activities:

Purchase of Treasury Stock	(5,164)	(35,422)	—
Proceeds from issuance of new shares, net of offering costs	—	—	641,868
Proceeds from exercise of stock warrants and options	—	—	2,284
Proceeds from bank borrowings	—	—	58,580
Repayment of bank borrowings	(1,281)	(8,784)	(67,601)

Net cash (used in)/provided by financing activities	(6,445)	(44,206)	635,131

Effect of exchange rate changes on cash	(3,827)	(26,253)	(13,306)

Net (decrease)/ increase in cash	(11,542)	(79,168)	599,564
Cash at beginning of the period	134,077	919,650	375,147

Cash at end of the period	122,535	840,482	974,711

See accompanying notes to condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2008 and 2007

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Cogo Group, Inc., (formerly Comtech Group, Inc, (the “Company”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Company’s 2007 audited consolidated financial statements included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 17, 2008. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in that 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the June 30, 2008 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the closing rate in New York City on June 30, 2008 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of USD 1.00 = RMB6.8591. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any other certain rate on June 30, 2008, or at any other certain date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with United States generally accepted accounting principles (“USGAAP”). With the issuance of this statement, the FASB concluded that the USGAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants “AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have a material impact on our results of operations and financial position.

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

In certain circumstances, the Company has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 5% to 6% of the balance transferred, which is recorded as interest expense.

For certain bills receivable sold to banks that the Company has surrendered control, the Company derecognized the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As at June 30, 2008 and December 31, 2007, the Company has derecognized discounted bills receivable amounting to RMB42,108 thousand ($6,139 thousand) and RMB19,935 thousand , respectively in accordance with SFAS No. 140.

Note 5 - Inventories

Inventories by major categories are as follows:

	June 30, 2008	June 30, 2008	Dec. 31, 2007
	USD	RMB	RMB
Raw materials	1,987	13,625	15,534
Finished goods	13,227	90,726	114,358

	15,214	104,351	129,892

Note 6 - Property and equipment, net

	June 30, 2008	June 30, 2008	Dec. 31, 2007
	USD	RMB	RMB
Property and equipment, at cost	4,960	34,022	28,015
Less: accumulated depreciation	(2,135)	(14,643)	(10,167)

Property and equipment, net	2,825	19,379	17,848

Note 7 - Intangible assets, net

	June 30, 2008	June 30, 2008	Dec. 31, 2007
	USD	RMB	RMB
Intangible assets, at cost	23,729	162,759	162,759
Less: Accumulated amortization	(3,937)	(27,005)	(14,100)

	19,792	135,754	148,659

Note 8 - Share-Based Compensation

(a) Options and stock warrants assumed under the Share Exchange Agreement

Prior to the share exchange transaction between Trident Rowan Group Inc. (“Trident”) and the Company (the “Share Exchange Agreement”), the Board of Directors of Trident adopted, and the then stockholders of Trident approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”) under which 5,000 options would be granted annually to each non-employee director of Trident for each full year of service on the Board of Trident. As part of the Share Exchange Agreement, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of $3.00 each and expire on July 1, 2009. Since the Share Exchange Agreement, the Company has not granted additional options under the Directors’ Plan. None of the options exercisable under the Directors’ Plan was exercised in the three months ended June 30, 2008 or 2007. As of June 30, 2008, 100,000 options under the Directors’ Plan were outstanding with a weighted average exercise price per share of $3.00 and aggregate intrinsic value of $611 thousand.

Prior to the Share Exchange Agreement, Trident granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock which were assumed by the Company as a part of the Share Exchange Agreement. The stock warrants assumed by the

Company have a weighted average exercisable price per stock warrant of $2.76 each and expire on July 1, 2009. During the six months ended June 30, 2008 and 2007, Nil and 145,105 stock warrants with weighted average exercisable price per stock warrant of Nil and $2.62 each were exercised respectively. As of June 30, 2008, 19,999 exercisable stock warrants remained outstanding with a weighted average exercisable price per stock warrant and aggregate intrinsic value of $3 each and $122 thousand, respectively.

(b) 2004 Incentive Plan

On August 3, 2004, the Board of Directors adopted the Cogo Group, Inc. 2004 Stock Incentive Plan (the “2004 Incentive Plan”) pursuant to which 2,500,000 shares of the Company’s common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, non-vested shares and performance shares. The purpose of the 2004 Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants. Unless the 2004 Incentive Plan is early terminated by the Board, the 2004 Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made.

Stock options

A summary of stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD
Balance as of December 31, 2007	1,192,269	4.09

Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance as of June 30, 2008	1,192,269	4.09	6.52	5,988

Exercisable as of June 30, 2008	1,192,269	4.09	6.52	5,988

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	2,964	9.14
Vested	(1,250)	9.14

Balance as of June 30, 2008	1,714	9.14

The total fair value of non-vested equity share units vested during the six months ended June 30, 2008 was $11 thousand. As of June 30, 2008, the aggregate unamortized fair value of all non-vested equity share units was $16 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 8 months.

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

Non-vested equity share unit

A summary of non-vested equity share unit issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	127,484	15.94
Granted on January 28, 2008 (note i)	962,700	9.67
Granted on March 27, 2008 (note i)	80,000	10.85
Vested	(122,510)	11.49

Balance as of June 30, 2008	1,047,674	10.31

Note i: The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

The total fair value of non-vested equity share units vested during the six months ended June 30, 2008 was $1,408 thousand. As of June 30, 2008, the aggregate unamortized fair value of all non-vested equity share units was $10,802 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 30 months.

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	270,000	16.03
Granted on March 27, 2008 (note i)	160,000	10.85
Vested	—	—

Balance as of June 30, 2008	430,000	14.10

Note i:	The performance awards vest in three equal installments on December 31, 2008, December 31, 2009 and December 31, 2010 and is subject to the Company meeting certain earnings and other performance measures in 2008, 2009 and 2010.

The total fair value of non-vested performance shares granted through June 30, 2008 was $6,064 thousand. Performance-based non-vested share awards are recognized as compensation expense for the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period.

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

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2008
Weighted average number of common shares outstanding – basic	39,035,887	36,772,864	39,051,296	34,925,417
Effect of diluted securities	1,058,541	1,269,054	1,001,922	1,260,563

Weighted average number of common shares outstanding – diluted	40,094,428	38,041,918	40,053,218	36,185,980

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

The following is the segment information for the three and six month period ended June 30, 2008.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Component sales
Mobile handset	160,961	155,763	332,581	293,697
Telecommunications equipment	136,795	118,600	249,280	228,464
Industrial business	17,231	—	20,199	—
Digital Media and others	148,910	97,431	270,672	182,710

	463,897	371,794	872,732	704,871
Engineering services	4,020	13,023	17,230	24,089
Total net revenue	467,917	384,817	889,962	728,960
Income from operations
Component sales	47,087	50,557	89,278	93,862
Engineering services	4,515	958	8,645	1,188
Unallocated	(11,481)	(13,521)	(24,862)	(25,957)

Total income from operations	40,121	37,994	73,061	69,093
Interest Income	6,990	7,049	14,608	8,749
Interest expense	(587)	(984)	(827)	(1,753)
Income before income taxes and minority Interests	46,524	44,059	86,842	76,089

	June 30, 2008	December 31, 2007
	RMB’000	RMB’000
Total assets
Component sales	1,536,221	1,716,207
Engineering services	252,831	121,763
Unallocated	2,012	2,570

	1,791,064	1,840,540

Note 11: Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	RMB’000	RMB’000	RMB’000	RMB’000
Net income	44,351	38,685	81,378	67,207
Other comprehensive loss
Foreign currency translation adjustments	(15,000)	(10,963)	(42,048)	(13,324)

Comprehensive income	29,351	27,722	39,330	53,883

Note 12: Subsequent Events

On July 31, 2008, the Group entered into a stock subscription agreement and a stock purchase agreement with Faith Grace Investments Limited (the “Seller”), Long Rise Holdings Limited (“Long Rise”), to acquire a 70% equity interest in Long Rise for a consideration of $8.75 million in cash, subject to certain payment schedule and conditions to be further agreed between the Group and the Seller. Long Rise and its subsidiary are engaged in the business of design and distribution of mobile phone modules.

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

For the six months ended June 30, 2008, we have two reportable operating segments: component sales consisting of revenues generated by providing customized module design solutions focusing primarily in the mobile handset, telecommunications equipment, digital media and industrial business end-markets, and services revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services.

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

Growth in end-market industries. The rapid growth of the domestic mobile handset, telecom equipment, digital media and industrial business end-markets have been important growth drivers for China’s electronics manufacturing industries. Specific markets that we expect to experience continued growth are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecom network market; the digital media market particularly relating to digital TV and GPS applications, as well as industrial solutions. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset, telecom equipment, digital media and industrial business products could materially affect our results of operations.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2005, we began targeting the digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating sales from customized module design solutions for digital home entertainment products, primarily for digital set-top boxes, through sales to our existing end-customers, Haier, Konka, Lenovo and TCL. We have since then grown our revenues generated from this market from constituting 10.8% of our 2005 revenue to 31.8% of our revenue for the first six months of 2008. We anticipate that sales related to the digital media end-markets will generally have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as this industry mature. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

Our broad and diversified customer base includes many of the major domestic mobile handset, telecom equipment, digital consumer electronics and industrial manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market.

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

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Foxconn (LCD display), JDS Uniphase (optoelectronic components), M-Systems (flash memory, DiskOnChip), Matsushita (switches), Sambu (speakers) and Freescale Semiconductor (automotive solutions). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of June 30, 2008, we had approximately 244 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment, digital media and industrial business industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

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

Our subsidiaries incorporated in Hong Kong, are subject to a 16.5% tax on their profits in Hong Kong for 2008 and a 17.5% tax on their profits for 2007.

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

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax Law of the PRC (“new tax law”), which took effect on January 1, 2008. According to the new tax law, the corporate income tax rate applicable to all of our subsidiaries in the PRC is revised to 25%. However, the Shenzhen Subsidiaries are subject to the transitional tax rates during which the income tax rate will gradually increase to the unified rate of 25% from January 1, 2008. The transitional tax rate is 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively (“the transitional tax rates”). For the Shenzhen Subsidiaries that were entitled to a tax holiday such as the two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, the Shenzhen Subsidiaries continue to be entitled to the tax holiday and for Comloca and Huameng PRC which had not commenced their respective tax holiday as of December 31, 2007, the new tax law requires the tax exemption period to begin on January 1, 2008. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. None of the PRC subsidiaries are eligible for the reduced tax rate of 15% as of June 30, 2008. Accordingly, none of the PRC subsidiaries have used the reduced tax rate of 15% in determining their deferred taxes as of June 30, 2008.

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate was 4.7% and 8.1% in the second quarter of 2008 and 2007, respectively. The decrease in our effective tax rate was mostly due to the reduction of income tax rate from 17.5% to 16.5% in Hong Kong, which resulted in decrease in recognition of deferred taxation of RMB1,340 thousand ($195 thousand) for the quarter ended June 30, 2008.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Overview

The following table sets forth information regarding the breakdown of revenues and income for the three months ended June 30:

	2008	2007
	RMB’000	RMB’000
Net revenue
Component Sales
Mobile handset	160,960	155,763
Telecommunications equipment	136,795	118,600
Industrial business	17,231	—
Digital media and others	148,911	97,431

Services revenue	4,020	13,023

Total net revenue	467,917	384,817

Net Revenue. Total net revenue increased RMB83,100 thousand ($12,115 thousand), or 21.6% for the three months ended June 30, 2008 when compared to the corresponding period in 2007. The increase was mainly due to an increase in product sales by approximately RMB92,103 thousand ($13,428 thousand), offset by a decrease in services revenue by RMB9,003 thousand ($1,313 thousand).

Component Sales

Details of component sales by market type for the three months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,
	2008		2008	2007	2007
	Amount		% of Net	Amount	% of Net	%
	$ ‘000	RMB ‘000	Revenue	RMB ‘000	Revenue	change
Mobile handset	23,467	160,960	34.4%	155,763	40.5%	3.3%
Telecommunications equipment	19,943	136,795	29.2%	118,600	30.8%	15.3%
Industrial business	2,512	17,231	3.7%	—	—
Digital media and other (1)	21,710	148,911	31.8%	97,431	25.3%	52.8%

Total component sales	67,632	463,897	99.1%	371,794	96.6%	24.8%

(1)	Other includes sales of lightning protection devices for wireless base stations.

Component sales for the three months ended June 30, 2008 was RMB463,897 thousand ($67,632 thousand), or RMB92,103 thousand or 24.8% higher than the corresponding period in 2007. Mobile handset related sales increased by RMB5,197 thousand ($758 thousand), or 3.3%; telecommunications equipment related sales increased by RMB18,195 thousand ($2,653 thousand), or 15.3%; and digital media and other sales increased by RMB 51,480 thousand ($7,505 thousand), or 52.8%. In 2008, we have a new market, industrial business, which has contributed RMB17,231 thousand ($2,512 thousand) of sales for the three months ended June 30, 2008. This increase in component sales was mainly attributable to the continuous growth in sales volume particularly for digital media market. The wider variety of telecommunications equipment and digital media related sales also drove the increase in the sales orders from some large existing customers, such as ZTE and T&W. Although there was weaker demand in the mobile handset market, lower selling prices increased quantities sold, resulting in a 3.3% income in the related sales for the quarter ended June 30, 2008 when compared to the same period for 2007. The contribution to total net revenue by digital media and other sales for the three months ended June 30, 2008 increased to RMB148,911 thousand ($21,710 thousand), or 31.8% of total net revenue, from RMB97,431 thousand ($14,205 thousand), or 25.3% of total net revenue, in the corresponding period in 2007. Although revenue from telecommunications equipment related sales increased in 2008, its contribution to total net revenue decreased from 30.8% for the three months ended June 30, 2007 to 29.2% for the three months ended June 30, 2008. The contribution to total net revenue by mobile handsets decreased from 40.5% for the three months ended June 30, 2007 to 34.4% for the three months ended June 30, 2008. The decrease in contribution to total net revenue by mobile handsets and telecommunication equipment related sales was due to significant growth in our digital media business.

Services Revenue. Services revenue for the three months ended June 30, 2008 and 2007 was as follows:

	Three months ended June 30,
	2008		2007
	Amount	% of Net	Amount	% of Net	%
	RMB’000	Revenue	RMB’000	Revenue	Change
Services revenue	4,020	0.9%	13,023	3.4%	(69.1)%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services commencing from January 2006. The decrease of RMB9,003 thousand ($1,313 thousand), or 69.1%, was mainly attributable to less sales generated from software design services.

Gross Profit. Gross profit was RMB84,177 thousand ($12,272 thousand) for the three months ended June 30, 2008, an increase of RMB9,813 thousand ($1,431 thousand), or 13.2% when compared to RMB74,364 thousand ($10,842 thousand) in the corresponding period in 2007. The increase in gross profit amount was primarily attributable to increase in revenue amount. Gross profit percentage was 18.0% for the quarter ended June 30, 2008, compared to 19.3% for the same period in 2007. The decrease in gross profit percentage was due to a decrease in selling prices for mobile handset products and a decrease in services revenue with higher margin. The decrease in gross profit percentage was offset in part by the increase in digital media module related sales, which generally have higher margins.

Selling, General, Administrative, and Research & Development Expenses. Selling, general and administrative and R&D expenses were RMB44,164 thousand ($6,439 thousand) in the three months ended June 30, 2008, or 20.4% higher than those of the same period the prior year. The expenses for the three month periods ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,
	2008		2007
	Amount	% of Net	Amount	% of Net	%
	RMB’000	Revenue	RMB’000	Revenue	Change
Selling expenses	10,794	2.3%	10,593	2.8%	1.9%
General and administrative expenses	22,570	4.8%	15,616	4.1%	44.5%
R&D expenses	10,800	2.3%	10,487	2.7%	3.0%

Total	44,164	9.4%	36,696	9.6%	20.4%

Selling, General and Administrative Expenses. The increase in selling expenses for the three months ended June 30, 2008 of RMB201 thousand ($29 thousand), or 1.9%, was mainly attributable to an increase in indirect selling expenses such as freight charges and salesperson expenses as a result of an increase in sales volume.

The increase in general and administrative expenses of RMB6,954 thousand ($1,014 thousand), or 44.5%, was primarily attributable to an increase in share-based compensation cost and additional sales and other costs associated with new employees of RMB3.2 million. In addition, the increased amortization of intangible assets of RMB4.7 million also contributed to the increase. The increase was partly offset by a RMB1 million decrease in other general administrative expenses as a result of our tighter expense control policy.

R&D Expenses. Research and development expenses increased in the three month period ended June 30, 2008 by RMB313 thousand ($46 thousand), or 3.0%, as compared to the corresponding time period in 2007. The increase was primarily attributable to the increase in R&D personnel and engineers and additional research expenditures spent for potential new markets, such as industrial business and digital media solutions.

Interest Expense. Interest expense decreased for the three month period ended June 30, 2008 by RMB397 thousand ($58 thousand) or 40.3%, as compared to the corresponding period in 2007. The decrease was attributable to the decrease in average bank borrowings.

Interest Income. Interest income for the three month period ended June 30, 2008 amounted to RMB6,990 thousand ($1,019 thousand), compared to RMB7,049 thousand ($1,028 thousand) in the corresponding period in 2007.

Income Tax. The effective tax rate for the three months ended June 30, 2008 was 4.7% compared to 8.1% for the comparable period in 2007. The decrease in the effective tax rate was primarily due to the reduction of income tax rate from 17.5% to 16.5% in Hong Kong, which resulted in decrease in recognition of deferred taxation of RMB1,340 thousand ($195 thousand) for the quarter ended June 30, 2008.

Net Income; Earnings per share. As a result of the above items, net income for the three months ended June 30, 2008 was RMB44,351 thousand ($6,466 thousand), compared to net income of RMB38,685 thousand in the corresponding period in 2007. We reported basic per share earnings of RMB1.14 ($0.17) for the three months ended June 30, 2008 diluted per share earnings of RMB1.11 ($0.16) compared to basic per share earnings of RMB1.05 for the same period of 2007, and diluted per share earnings of RMB1.02.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Overview

The following table sets forth information regarding the breakdown of revenues and income from the six months ended June 30:

	2008	2007
	RMB’000	RMB’000
Net revenue
Component Sales
Mobile handset	332,581	293,697
Telecommunications equipment	249,280	228,464
Industrial business	20,199	—
Digital media and others	270,672	182,710

Services revenue	17,230	24,089

Total net revenue	889,962	728,960

Net Revenue. Total net revenue increased RMB161,002 thousand ($23,473 thousand), or 22.1% for the six months ended June 30, 2008 when compared to the corresponding period in 2007. The increase was mainly due to an increase in product sales by approximately RMB167,861 thousand ($24,473 thousand), but partly offset by a decrease in services revenue of RMB6,859 thousand ($1,000 thousand).

Component Sales

Details of component sales by market type for the six months ended June 30, 2008 and 2007 were as follows:

	Six months ended June 30,
	2008		2008	2007	2007
	Amount		% of Net	Amount	% of Net	%
	$ ‘000	RMB ‘000	Revenue	RMB ‘000	Revenue	change
Mobile handset	48,487	332,580	37.4%	293,697	40.3%	13.2%
Telecommunications equipment	36,343	249,280	28.0%	228,464	31.3%	9.1%
Industrial business	2,945	20,199	2.3%	—	—
Digital media and other (1)	39,462	270,673	30.4%	182.710	25.1%	48.1%

Total component sales	127,237	872,732	98.1%	704.871	96.7%	23.8%

(1)	Other includes sales of lightning protection devices for wireless base stations.

Component sales for the six months ended June 30, 2008 was RMB872,732 thousand ($127,237 thousand), or RMB167,861 thousand or 23.8% higher than the corresponding period in 2007. Mobile handset related sales increased by RMB38,883 thousand ($5,669 thousand), or 13.2%; telecommunications equipment related sales increased by RMB20,816 thousand ($3,035 thousand) or 9.1%; and digital media and other sales increased by RMB87,963 thousand ($12,824 thousand), or 48.1%. In 2008, we have a new market, industrial business, which has contributed RMB20,199 thousand ($2,945 thousand) of sales for the six months ended June 30, 2008. The increase in component sales was mainly attributable to increased sales volume, which resulted from an increase in our customer base, an increase in our product types for all markets and lower selling prices for mobile handset products. The wider variety of component solutions drove the increase in sales orders from some existing customers, such as T&W and ZTE. The newly introduced business lines in digital media markets, such as digital TV solutions also contributed to the increase. The contribution to total net revenue by digital media and other sales for the six months ended June 30, 2008 increased to RMB270,672 thousand ($39,462 thousand), or 30.4% of total net revenue, from RMB182,710 thousand ($26,638 thousand), or 25.1% of total net revenue, in the corresponding period in 2007. Although revenue from telecommunications equipment related sales increased in 2008, its contribution to total net revenue decreased from 31.3% for the six months ended June 30, 2007 to 28.0% for the six months ended June 30, 2008. The contribution to total net revenue by mobile handsets decreased from 40.3% for the six months ended June 30, 2007 to 37.4% for the six months ended June 30, 2008. The decrease in contribution to total net revenue by mobile handset and telecommunications equipment related sales was due to significant growth in our digital media business.

Services Revenue. Services revenue for the six months ended June 30, 2008 and 2007 was as follows:

	Six months ended June 30,
	2008		2007
	Amount	% of Net	Amount	% of Net	%
	RMB’000	Revenue	RMB’000	Revenue	Change
Services Revenue	17,230	1.9%	24,089	3.3%	(28.5)%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services commencing from January 2006. The decrease of RMB6,859 thousand ($1,000 thousand), or 28.5%, was mainly attributable to less sales generated from software design services.

Gross Profit. Gross profit was RMB166,566 thousand ($24,284 thousand) for the six months ended June 30, 2008, an increase of RMB26,387 thousand ($3,847 thousand), or 18.8% when compared to RMB140,179 thousand ($20,437 thousand) in the corresponding period in 2007. The increase in both gross profit amount is primarily attributable to the increase in revenue amount. Gross profit percentage was 18.7% for the six months ended June 30, 2008, compared to 19.2% for the corresponding period in 2007. The decrease in gross profit percentage was due to a reduced selling prices for mobile handset products and a decrease in services revenue, which has a higher margin. The decrease in gross profit percentage, however, was offset in part by the increase in digital media related sales, which generally have higher margin.

Selling, General, Administrative, and Research & Development Expenses. Selling, general and administrative and R&D expenses were RMB93,575 thousand ($13,642 thousand) in the six months ended June 30, 2008, or 30.9% higher than those of the same period the prior year. The expenses for the six month periods ended June 30, 2008 and 2007 were as follows:

	Six months ended June 30,
	2008		2007
	Amount	% of Net	Amount	% of Net	%
	RMB’000	Revenue	RMB’000	Revenue	Change
Selling expenses	23,704	2.7%	20,232	2.8%	17.2%
General and administrative expenses	49,438	5.6%	32,196	4.4%	53.6%
R&D expenses	20,433	2.3%	19,044	2.6%	7.3%

Total	93,575	10.6%	71.472	9.8%	30.9%

Selling, General and Administrative Expenses. The increase in selling expenses for the six months ended June 30, 2008 of RMB3,473 thousand ($506 thousand), or 17.2%, was mainly attributable to an additional bad debt provision of RMB7.4 million for the six month period ended June 30, 2008, compared to RMB6.1 million in the corresponding period in 2007. An increase in sales staff costs and other indirect selling expenses such as freight charges and salesperson expenses of approximately RMB2.2 million also contributed to the increase.

The increase in general and administrative expenses of RMB17,241 thousand ($2,514 thousand), or 53.6%, was primarily attributable to an increase of RMB8.0 million in share-based compensation and an increase in the amortization of intangible assets of RMB9.4 million.

R&D Expenses. Research and development expenses increased in the six month period ended June 30, 2008 by RMB1,389 thousand ($203 thousand), or 7.3%, as compared to the corresponding time period in 2007. The increase was primarily attributable to the increase in R&D personnel and engineers, and additional research expenditures spent for potential new markets, such as industrial business and digital media solutions.

Interest Expense. Interest expense decreased for the six month period ended June 30, 2008 by RMB926 thousand ($135 thousand) or 52.8%, as compared to the corresponding period in 2007. The decrease in interest expense was attributable to a decrease in the average interest rate and the average bank borrowing balance.

Interest Income. Interest income for the six month period ended June 30, 2008 amounted to RMB14,608 thousand ($2,130 thousand), compared to RMB8,749 thousand ($1,276 thousand) in the corresponding period in 2007. The significant increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering described below. Higher cash inflows generated from revenue resulting from higher average deposit balances also contributed to the increase in interest income.

Income Tax. The effective tax rate for the six months ended June 30, 2008 was 6.3% compared to 8.6% for the comparable period in 2007. The decrease in the effective tax rate was primarily due to the reduction of income tax rate from 17.5% to 16.5% in Hong Kong, which resulted in decrease in recognition of deferred taxation of RMB1,340 thousand ($195 thousand) for the six months ended June 30, 2008.

Net Income; Earnings per share. As a result of the above items, net income for the six months ended June 30, 2008 was RMB81,378 thousand ($11,864 thousand), compared to net income of RMB67,207 thousand ($9,798 thousand) in the corresponding period in 2007. We reported basic per share earnings of RMB2.08 ($0.30) for the six months ended June 30, 2008 diluted per share earnings of RMB2.03 ($0.30) compared to basic per share earnings of RMB1.92 for the same period of 2007, and diluted per share earnings of RMB1.86.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately six months. Accordingly, working capital is needed to fund this time difference.

As at June 30, 2008, apart from the amounts payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of June 30, 2008, the Company had approximately RMB840,482 thousand ($122,535 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

As of June 30, 2008, we had working capital of RMB1,254,185 thousand ($182,850 thousand) as compared with working capital of RMB1,207,895 thousand ($176,101 thousand) at December 31, 2007.

Operating activities generated cash of RMB42,123 thousand ($6,141 thousand) for the first six months of the period ended June 30, 2008, compared to cash generated of RMB38,480 ($5,610) in the corresponding period in 2007. The increase in cash generated from operating activities as compared to the prior year is primarily due to a decrease in inventory of RMB24,012 thousand ($3,501 thousand) and a decrease in bill receivables of RMB18,584 thousand ($2,709 thousand). Cash provided by operating activities was offset in part due to an increase in trade accounts receivables of RMB109,575 thousand ($15,975 thousand), which resulted from increase in revenue.

Investing activities used RMB50,832 thousand ($7,411 thousand) for the first six months of the period ended June 30, 2008, mainly for payment for acquisitions of subsidiaries of RMB43,986 thousand ($6,413 thousand). The remaining major investing activities were the purchase of property and equipment of RMB4,415 thousand ($644 thousand).

Financing activities used RMB44,206 thousand ($6,445 thousand) for the first six months of the period ended June 30, 2008, primarily for purchase of treasury stock of RMB35,422 thousand ($5,164 thousand) and repayment of bank borrowings of RMB8,784 thousand ($1,281 thousand).

Indebtedness

On October 7, 2005, Comtech International (Hong Kong) Limited (“Comtech Hong Kong”) entered into a RMB39,972 thousand ($5,000 thousand) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”), and a RMB71,949 thousand ($9,000 thousand) U.S. dollar denominated facility with Bank of China (“BOC”). On January 17, 2008, the facility with the BOC was amended in which Comtech Hong Kong, Comtech Broadband Corporation Limited, Keen Awards Limited and Hong Kong JJT Limited jointly entered into a RMB98,168 thousand($14,000 thousand) revised credit facility with the BOC. Both of the SCB and BOC facilities are guaranteed by Cogo Group, Inc. Apart from cash generated from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

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

Some of our customers enter into arrangements with their respective banks for the purpose of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 5% to 6% of the balance transferred, which is recorded as interest expense. During the quarter ended June 30, 2008, we discounted bills receivable amounting to approximately RMB33,578 thousand ($4,895 thousand).

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

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of June 30, 2008, the exchange rate between RMB and U.S. dollar was $1 to RMB6.8591.

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

We recognized a foreign currency translation adjustment of approximately RMB15,000 thousand ($2,187 thousand) for the quarter ended June 30, 2008 and RMB42,048 thousand ($6,130 thousand) for the six months ended June 30, 2008. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. We did not have any bank borrowings as of June 30, 2008.

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

COGO GROUP, INC.

August 8, 2008	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chairman and Chief Executive Officer (Principal Executive Officer)

August 8, 2008	By:	/s/ Frank Zheng
Frank Zheng
Chief Financial Officer (Principal Financial Officer)