Form 10-Q
period 2008-09-30
Cogo Group, Inc.
filed 2008-11-07
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

There were 35,478,107 shares of the Registrant’s Common Stock issued and outstanding on November 5, 2008.

Cogo Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

As of September 30, 2008 and December 31, 2007

	September 30, 2008	September 30, 2008	December 31, 2007
	$’000	RMB’000	RMB’000
Assets
Current assets:
Cash	117,070	794,894	919,650
Pledged bank deposits	7,000	47,529	51,603
Accounts receivable, net of allowance for doubtful accounts	73,730	500,616	418,329
Bills receivable	4,561	30,968	35,300
Inventories	20,916	142,015	129,892
Prepaid expenses and other receivables	3,343	22,701	18,306

Total current assets	226,620	1,538,723	1,573,080
Property and equipment, net	2,803	19,032	17,848
Intangible assets, net	22,826	154,985	148,659
Investment in an affiliated company	61	416	416
Goodwill	17,165	116,549	99,474
Other assets	209	1,423	1,063

Total Assets	269,684	1,831,128	1,840,540

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	30,542	207,379	174,628
Bank borrowings	—	—	9,080
Amounts due to related parties	—	—	1,403
Income taxes payable	1,737	11,792	6,957
Accrued expenses and other liabilities	22,056	149,759	169,046
Deferred income taxes	721	4,896	4,071

Total current liabilities	55,056	373,826	365,185

Deferred income taxes	2,997	20,351	21,487

Total liabilities	58,053	394,177	386,672
Minority interest	728	4,944	—
Stockholders’ equity
Common stock Par value: USD 0.01 Authorized: 200,000,000 shares; Issued and outstanding:
38,676,072 shares in 2008 and 38,496,167 shares in 2007	466	3,162	3,150
Treasury Stock – 2,515,036 shares, at cost	(17,149)	(116,441)	—
Additional paid-in capital	167,398	1,136,616	1,085,459
Retained earnings	76,446	519,062	428,333
Accumulated other comprehensive loss	(16,258)	(110,392)	(63,074)

Total stockholders’ equity	210,903	1,432,007	1,453,868

Total liabilities and stockholders’ equity	269,684	1,831,128	1,840,540

See accompanying notes to condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

Three months ended September 30, 2008 and 2007

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	$’000	RMB’000	RMB’000
Net Revenue
Product sales	74,099	503,128	398,319
Services revenue	695	4,717	22,029

	74,794	507,845	420,348
Cost of sales
Cost of goods sold	(63,912)	(433,954)	(323,106)
Cost of services	(541)	(3,674)	(15,409)

	(64,453)	(437,628)	(338,515)
Gross profit	10,341	70,217	81,833
Selling, general and administrative expenses	(8,058)	(54,718)	(34,101)
Research and development expenses	(2,143)	(14,550)	(10,732)
Other operating income, net	1	8	52

Income from operations	141	957	37,052
Interest expense	(28)	(191)	(352)
Interest income	1,085	7,366	9,042

Income before income taxes and minority interests	1,198	8,132	45,742
Income tax benefit/(expense)	285	1,936	(3,977)

Income before minority interests	1,483	10,068	41,765
Minority interests	(106)	(717)	(727)

Net income	1,377	9,351	41,038

	$	RMB	RMB
Earnings per share
- Basic	0.04	0.24	1.07

- Diluted	0.04	0.24	1.04

Weighted average number of common shares outstanding
- Basic		38,869,625	38,348,566

- Diluted		39,233,125	39,541,644

See accompanying notes to condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

Nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	$’000	RMB’000	RMB’000
Net Revenue
Product sales	202,633	1,375,860	1,103,190
Services revenue	3,232	21,947	46,118

	205,865	1,397,807	1,149,308
Cost of sales
Cost of goods sold	(168,930)	(1,147,019)	(895,144)
Cost of services	(2,063)	(14,005)	(32,153)

	(170,993)	(1,161,024)	(927,297)
Gross profit	34,872	236,783	222,011
Selling, general and administrative expenses	(18,830)	(127,860)	(86,529)
Research and development expenses	(5,152)	(34,983)	(29,776)
Other operating income, net	11	78	438

Income from operations	10,901	74,018	106,144
Interest expense	(149)	(1,018)	(2,105)
Interest income	3,236	21,974	17,791

Income before income taxes and minority interests	13,988	94,974	121,830
Income tax expense	(520)	(3,528)	(10,521)

Income before minority interests	13,468	91,446	111,309
Minority interests	(106)	(717)	(3,065)

Net income	13,362	90,729	108,244

	$	RMB	RMB
Earnings per share
- Basic	0.34	2.32	3.00

- Diluted	0.33	2.27	2.91

Weighted average number of common shares outstanding
- Basic		39,181,116	36,079,006

- Diluted		39,935,533	37,246,314

See accompanying notes to condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	$’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	13,362	90,729	108,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	950	6,454	3,396
Amortization of intangible assets	4,784	32,484	5,802
Loss on disposal of property and equipment	7	50	—
Minority interests	106	717	3,065
Deferred income taxes	(885)	(6,011)	—
Share-based compensation	4,487	30,464	25,795
Change in current assets and liabilities:
Accounts receivable	(13,718)	(93,145)	(164,585)
Prepaid expenses and other receivables	(974)	(6,616)	(8,751)
Bill receivables	638	4,332	11,540
Inventories	(907)	(6,158)	(34,876)
Trade accounts payable	5,937	40,309	35,402
Amounts due to related parties	(198)	(1,343)	—
Income taxes payable	760	5,158	(606)
Accrued expenses and other liabilities	(2,971)	(20,173)	(13,413)

Net cash provided by/(used in) operating activities	11,378	77,251	(28,987)

Cash flows used in investing activities:
Payment for acquisitions of subsidiaries	(5,637)	(38,275)	(72,080)
Decrease/(increase) in pledged bank deposits	75	518	(999)
Purchases of property and equipment	(927)	(6,294)	(7,080)

Net cash used in investing activities	(6,489)	(44,051)	(80,159)

Cash flows provided by financing activities:
Purchase of treasury stock	(17,149)	(116,441)	—
Proceeds from issuance of new shares, net of offering costs	—	—	641,868
Proceeds from exercise of stock warrants and options	—	—	2,490
Repayment of bank borrowings	(1,280)	(8,692)	(22,386)

Net cash (used in)/provided by financing activities	(18,429)	(125,133)	621,972

Effect of exchange rate changes on cash	(4,834)	(32,823)	(28,781)

Net (decrease)/increase in cash	(18,374)	(124,756)	484,045
Cash at beginning of the period	135,444	919,650	375,147

Cash at end of the period	117,070	794,894	859,192

See accompanying notes to condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2008 and 2007

Note 1 - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Cogo Group, Inc., (formerly Comtech Group, Inc, (the “Company”)) and its subsidiaries (together, “we,” “us” or “our”)) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For a summary of our accounting principles, and other footnote information, reference is made to the Company’s 2007 audited consolidated financial statements included in our Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on March 17, 2008. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes included in that 10-K. All adjustments necessary for the fair presentation of the results of operations for the interim periods covered by this report have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, the September 30, 2008 unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the closing rate in New York City on September 30, 2008 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of USD 1.00 = RMB6.7899. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any other certain rate on September 30, 2008, or at any other certain date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 will have a material impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants “AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a material impact on our results of operations and financial position.

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

In certain circumstances, the Company has arranged to transfer with recourse certain of its bills receivable to banks. Under this arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 5% to 6% of the balance transferred, which is recorded as interest expense.

For bills receivable sold or transferred to banks that the Company has surrendered control, the Company derecognized the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As at September 30, 2008 and December 31, 2007, the Company has derecognized discounted bills receivable amounting to RMB20,859 thousand ($3,072 thousand) and RMB19,935 thousand, respectively in accordance with SFAS No. 140.

Note 5 - Inventories

Inventories by major categories are as follows:

	September 30, 2008	September 30, 2008	December 31, 2007
	USD ‘000	RMB ‘000	RMB ‘000
Raw materials	1,585	10,762	15,534
Finished goods	19,331	131,253	114,358

	20,916	142,015	129,892

Note 6 - Property and equipment, net

	September 30, 2008	September 30, 2008	December 31, 2007
	USD ‘000	RMB ‘000	RMB ‘000
Property and equipment, at cost	5,230	35,509	28,015
Less: accumulated depreciation	(2,427)	(16,477)	(10,167)

Property and equipment, net	2,803	19,032	17,848

Note 7 - Goodwill and Intangible assets, net

The Company accounts for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under this standard, the Company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the third quarter of 2008, the tough end-market environment led to a reduction in demand on one of the components of the Component Sales segment. As a result of this reduced demand, management revised its future cash flow expectations for its businesses in this component in the third quarter of 2008, which lowered the fair value estimates of this component. Therefore, the Company compared the implied fair value of the goodwill in this component with its carrying value and recorded a RMB4,264 thousand ($628 thousand) impairment charge in the third quarter of 2008.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its intangible assets in relation to this component and estimated the fair value of the component’s customer relationship by performing a discounted cash flow analysis. The analysis resulted in an impairment charge of RMB3,389 thousand ($499 thousand) in the third quarter of 2008.

There were no significant events or changes in circumstances to indicate that the carrying value of goodwill and intangible assets in other business components of the Company may not be recoverable.

The changes in the carrying amount of our goodwill and other intangible assets for the nine months ended September 30, 2008 are as follows:

	Nine months ended September 30, 2008
	Goodwill	Intangible Assets	Total
	RMB ‘000	RMB ‘000	RMB ‘000
Balance as of January 1, 2008	99,474	148,659	248,133
Add: Acquisition of Long Rise (note 12)	21,339	34,546	55,885
Less: Amortization	—	(24,831)	(24,831)
Less: Impairment charges	(4,264)	(3,389)	(7,653)

Balance as of September 30, 2008	116,549	154,985	271,534

Balance as of September 30, 2008 (in USD ‘000)	17,165	22,826	39,991

Note 8 - Share-Based Compensation

(a) Options and stock warrants assumed under the Share Exchange Agreement

Prior to the share exchange transaction between Trident Rowan Group Inc. (“Trident”) and the Company (the “Share Exchange Agreement”), the Board of Directors of Trident adopted, and the then stockholders of Trident approved, the 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”) under which 5,000 options would be granted annually to each non-employee director of Trident for each full year of service on the Board of Trident. As part of the Share Exchange Agreement, the Company assumed fully vested options under the Directors’ Plan to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of $3.00 each and expire on July 1, 2009. Since the Share Exchange Agreement, the Company has not granted additional options under the Directors’ Plan. None of the options exercisable under the Directors’ Plan was exercised in the nine months periods ended September 30, 2008 or 2007. As of September 30, 2008, 100,000 options under the Directors’ Plan were outstanding with a weighted average exercise price per share of $3.00 and aggregate intrinsic value of $227 thousand.

Prior to the Share Exchange Agreement, Trident granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock which were assumed by the Company as a part of the Share Exchange Agreement. The stock warrants assumed by the Company have a weighted average exercisable price per stock warrant of $2.76 each and expire on July 1, 2009. During the nine months ended September 30, 2008 and 2007, Nil and 145,105 stock warrants with weighted average exercisable price per stock warrant of Nil and $2.62 each were exercised respectively. As of September 30, 2008, 19,999 exercisable stock warrants remained outstanding with a weighted average exercisable price per share of 3.00 and aggregate intrinsic value of $45 thousand, respectively.

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

Stock options

A summary of stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD ‘000
Balance as of December 31, 2007	1,192,269	4.09

Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance as of September 30, 2008	1,192,269	4.09	6.27	1,432

Exercisable as of September 30, 2008	1,192,269	4.09	6.27	1,432

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	2,964	9.14
Vested	(1,875)	9.14

Balance as of September 30, 2008	1,089	9.14

The total fair value of non-vested equity share units vested during the nine months ended September 30, 2008 was $17 thousand. As of September 30, 2008, the aggregate unamortized fair value of non-vested equity share units was $10 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 5 months.

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

Non-vested equity share unit

A summary of non-vested equity share unit issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	127,484	15.94
Granted on January 28, 2008 (note i)	962,700	9.67
Granted on March 27, 2008 (note i)	80,000	10.85
Granted on August 4, 2008 (note ii)	280,000	4.52
Vested	(500,336)	7.39

Balance as of September 30, 2008	949,848	10.29

Note i:	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.
Note ii:	The stock awards were fully vested on the date of grant.

The total fair value of non-vested equity share units vested during the nine months ended September 30, 2008 was $3,697 thousand. As of September 30, 2008, the aggregate unamortized fair value of non-vested equity share units was $9,778 thousand, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 27 months.

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	270,000	16.03
Granted on March 27, 2008 (note i)	160,000	10.85
Vested	—	—

Balance as of September 30, 2008	430,000	14.1

Note i:	The performance awards vest in three equal installments on December 31, 2008, December 31, 2009 and December 31, 2010 and is subject to the Company meeting certain earnings and other performance measures in 2008, 2009 and 2010.

The total fair value of non-vested performance shares granted through September 30, 2008 was $1,736 thousand. Performance-based non-vested share awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period.

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

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Weighted average number of common shares outstanding – basic	38,869,625	38,348,566	39,181,116	36,079,006
Effect of diluted securities	363,500	1,193,078	754,417	1,167,308

Weighted average number of common shares outstanding – diluted	39,233,125	39,541,644	39,935,533	37,246,314

Note 10 - Operating Segment Information

The Component Sales segment primarily consists of the sale of components for the mobile handset, telecommunications system equipment, industrial business and digital media and other (such as network protection devices and data storage) markets. The Engineering Services segment primarily consists of the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services. There was no inter-segment revenue during the periods reported. Unallocated includes items such as corporate staff and overhead.

The following is the segment information for the three and nine month period ended September 30, 2008.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Component sales
Mobile handset	177,597	173,146	510,178	466,843
Telecommunications equipment	151,841	123,224	401,121	351,688
Industrial business	20,921	—	41,120	—
Digital media and others	152,769	101,949	423,441	284,659

	503,128	398,319	1,375,860	1,103,190
Engineering services	4,717	22,029	21,947	46,118
Total net revenue	507,845	420,348	1,397,807	1,149,308
Income from operations
Component sales	17,318	48,803	106,596	142,664
Engineering services	(3,211)	779	5,434	1,967
Unallocated	(13,150)	(12,530)	(38,012)	(38,487)

Total income from operations	957	37,052	74,018	106,144
Interest income	7,366	9,042	21,974	17,791

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	RMB’000	RMB’000	RMB’000	RMB’000
Interest expense	(191)	(352)	(1,018)	(2,105)
Income before income taxes and minority Interests	8,132	45,742	94,974	121,830

	September 30, 2008	December 31, 2007
	RMB’000	RMB’000
Total assets
Component sales	1,579,041	1,716,207
Engineering services	249,091	121,763
Unallocated	2,996	2,570

	1,831,128	1,840,540

Note 11 - Comprehensive income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	RMB’000	RMB’000	RMB’000	RMB’000
Net income	9,351	41,038	90,729	108,244
Other comprehensive loss
Foreign currency translation adjustments	(5,270)	(12,153)	(47,318)	(25,477)

Comprehensive income/(loss)	4,081	(28,885)	43,411	82,767

Note 12 - Acquisition

On July 31, 2008, the Group entered into a stock purchase agreement with Faith Grace Investments Limited (“Seller”) to acquire 70% of the outstanding shares of Long Rise Holdings Limited (“Long Rise”) and its subsidiary, for a consideration of US$8.75 million in cash, subject to certain payment schedule and conditions between the Group and the Seller. The principal activities of Long Rise and its subsidiary are the provision of design and distribution of mobile phone modules.

The Group is in the process of finalizing the purchase price allocation; thus, the allocation of the purchase price is subject to refinement. The acquisition of Long Rise resulted in the recognition of goodwill of RMB21,339 thousand ($3,143 thousand) and recording net identifiable assets of RMB38,775 thousand ($5,711 thousand) at the date of the acquisition. This acquisition is expected to extend Cogo’s product offerings to address the demands of the expanding CDMA market, stimulated by China Telecom’s entrance into the CDMA market in the second half of 2008 following the restructuring of China’s telecommunications industry.

No supplemental financial information on a pro forma basis as if the consummation had occurred on January 1, 2007 is provided since the effect would be not material to the Company’s consolidated financial condition or results of operations.

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

We are focused on the mobile handset, telecommunications equipment and digital media end-markets in China. In the mobile handset end-market, we provide module solutions for functionalities such as LCD, camera, power supply and Bluetooth; in the telecommunications equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; and in the digital media end-market, we provide solutions for digital set-top boxes and GPS applications. Over the course of our operating history, we have worked with over 1,000 customers, including a majority of the most established manufacturers in the mobile handset, telecommunications equipment and digital media end-markets in China such as ZTE, Huawei and Lenovo. In addition to these original equipment manufacturers, or OEMs, our other customers include industry participants that support these OEMs, such as subsystem designers and contract manufacturers. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, JDS Uniphase, Matsushita and Foxconn. In addition, in October 2006, we became one of the first China-based companies to license software technology and have access to selected source codes directly from Microsoft.

For the nine months ended September 30, 2008, we have two reportable operating segments: component sales, consisting of revenues generated by providing customized module design solutions focusing primarily in the mobile handset, telecommunications equipment, digital media and industrial business end-markets, and services revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services.

Principal Factors Affecting Our Results of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the last year, digital media related sales, which have generally higher profit margins than our mobile handset module related sales and our telecommunications equipment module related sales, have constituted a significantly greater portion of our total net revenue as compared to previous years.

Growth in end-markets. The rapid growth of the domestic mobile handset, telecommunications equipment, digital media and industrial business end-markets have been important growth drivers for China’s electronics manufacturing industries. Specific markets that we expect to experience continued growth are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecommunications network market; the digital media market particularly relating to digital TV and GPS applications, as well as industrial solutions. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset, telecommunications equipment, digital media and industrial business products could materially affect our results of operations.

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled China’s domestic mobile handset, telecommunications equipment and digital consumer electronics manufacturers to be competitive in the global marketplace. As an example, Huawei has become a major supplier of telecommunications equipment to international customers, while ZTE, a major manufacturer of mobile handset and telecommunications equipment in China, as well as other telecommunications equipment and mobile handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our mobile handset and digital media clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2005, we began targeting the digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating sales from customized module design solutions for digital home entertainment products, primarily for digital set-top boxes, through sales to our existing end-customers, Haier, Konka, Lenovo and TCL. We have since then grown our revenues generated from this market from constituting 10.8% of our 2005 revenue to 30.3% of our revenue for the first nine months of 2008. We anticipate that sales related to the digital media end-markets will generally have higher profit margins than our mobile handset and telecommunications equipment modules related sales, though such higher margins may decline over time as this industry mature. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to a tough end-market environment, the level of consumer and information technology spending has reduced the demand for our mobile handsets business in the third quarter of 2008. Furthermore, profit margins are pressured and we also strategically lowered our pricing in order to grow business in a slowing economic environment. For other end-market businesses, such as telecommunications and digital media products, there continues to be solid growth, driven by stable infrastructure investments in the PRC.

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

Our broad and diversified customer base includes many of the major domestic mobile handset, telecommunications equipment, digital consumer electronics and industrial manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of September 30, 2008, we had approximately 276 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecommunications equipment, digital media and industrial business industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

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

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax Law of the PRC (“new tax law”), which took effect on January 1, 2008. According to the new tax law, the corporate income tax rate applicable to all of our subsidiaries in the PRC is revised to 25%. However, the Shenzhen Subsidiaries are subject to the transitional tax rates during which the income tax rate will gradually increase to the unified rate of 25% from January 1, 2008. The transitional tax rate is 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively (“the transitional tax rates”). For the Shenzhen Subsidiaries that were entitled to a tax holiday such as the two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, the Shenzhen Subsidiaries continue to be entitled to the tax holiday and for Comloca and Huameng PRC which had not commenced their respective tax holiday as of December 31, 2007, the new tax law requires the tax exemption period to begin on January 1, 2008. Under the new tax law, it allows entities that qualify as high-technology enterprises to be taxed at a reduced tax rate of 15%. None of the PRC subsidiaries are eligible for the reduced tax rate of 15% as of September 30, 2008. Accordingly, none of the PRC subsidiaries have used the reduced tax rate of 15% in determining their deferred taxes as of September 30, 2008.

As a result of the incentives above, our operations have been subject to relatively low tax liabilities. There was a net income tax benefit of RMB1,936 thousand ($285 thousand) in the third quarter of 2008, as compared to an income tax expense of RMB3,977 thousand in the same period of 2007. The significant change in our income taxes was mostly due to the settlement of deferred tax liabilities of RMB2,691 thousand ($396 thousand) for the quarter ended September 30, 2008.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Overview

The following table sets forth information regarding the breakdown of revenues and income for the three months ended September 30:

	2008 RMB’000	2007 RMB’000
Net revenue
Component Sales
Mobile handset	177,597	173,146
Telecommunications equipment	151,841	123,224
Industrial business	20,921	—
Digital media and others	152,769	101,949
Services revenue	4,717	22,029

Total net revenue	507,845	420,348

Net Revenue. Total net revenue increased RMB87,497 thousand ($12,886 thousand), or 20.8% for the three months ended September 30, 2008 when compared to the corresponding period in 2007. The increase was mainly due to an increase in component sales by approximately RMB104,809 thousands ($15,436 thousand), offset by a decrease in services revenue by RMB17,312 thousand ($2,550 thousand).

Component Sales

Details of component sales by market type for the three months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,
	2008 Amount		2008 % of Net Revenue	2007 Amount RMB ‘000	2007 % of Net Revenue	% change
	$ ‘000	RMB ‘000
Mobile handset	26,156	177,597	35.0%	173,146	41.2%	2.6%
Telecommunications equipment	22,363	151,841	29.9%	123,224	29.3%	23.2%
Industrial business	3,081	20,921	4.1%	—	—
Digital media and other (1)	22,499	152,769	30.1%	101,949	24.3%	49.8%

Total component sales	74,099	503,128	99.1%	398,319	94.8%	26.3%

(1)	Other includes sales of lightning protection devices for wireless base stations.

Component sales for the three months ended September 30, 2008 was RMB503,128 thousand ($74,099 thousand), or RMB104,809 thousand or 26.3% higher than the corresponding period in 2007. Mobile handset related sales increased by RMB4,451 thousand ($656 thousand), or 2.6%; telecommunications equipment related sales increased by RMB28,617 thousand ($4,215 thousand), or 23.2%; and digital media and other sales increased by RMB50,820 thousand ($7,485 thousand), or 49.8%. In 2008, we have a new market, industrial business, which has contributed RMB20,921 thousand ($3,081 thousand) of sales for the three months ended September 30, 2008.

This increase in component sales was mainly attributable to the growth in sales volume particularly for digital media market. The wider variety of telecommunications equipment and digital media related sales also drove the increase in the sales orders from some large existing customers, such as ZTE and T&W. Although there was weaker demand in the mobile handset market, lower selling prices increased quantities sold, resulting in a 2.6% increase in the related sales for the quarter ended September 30, 2008 when compared to the same period for 2007. The contribution to total net revenue by digital media and other sales for the three months ended September 30, 2008 increased to RMB152,769 thousand ($22,499 thousand), or 30.1% of total net revenue, from RMB101,949 thousand or 24.3% of total net revenue, in the corresponding period in 2007. Revenue from telecommunications equipment related sales increased in 2008, and its contribution to total net revenue increased from 29.3% for the three months ended September 30, 2007 to 29.9% for the three months ended September 30, 2008. The contribution to total net revenue by mobile handsets decreased from 41.2% for the three months ended September 30, 2007 to 35.0% for the three months ended September 30, 2008. The decrease in contribution to total net revenue by mobile handsets related sales was due to significant growth in our digital media business and the emerging new market of industrial business.

Services Revenue. Services revenue for the three months ended September 30, 2008 and 2007 was as follows:

	Three months ended September 30,
	2008		2007		% Change
	Amount RMB’000	% of Net Revenue	Amount RMB’000	% of Net Revenue
Services revenue	4,717	0.9%	22,029	5.2%	(78.6)%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services commencing from January 2006. The decrease of RMB17,312 thousand ($2,550 thousand), or 78.6%, was mainly attributable to less sales generated from software design services as a result of our strategic focus on lower-end product markets.

Gross Profit. Gross profit was RMB70,217 thousand ($10,341 thousand) for the three months ended September 30, 2008, a decrease of RMB11,616 thousand ($1,711 thousand), or 14.2% when compared to RMB81,833 thousand in the corresponding period in 2007. The decrease in gross profit amount was primarily attributable to the lower pricing strategy for mobile handset related sales, despite the increase in sales volumes for all markets related sales. Gross margin was 13.8% for the quarter ended September 30, 2008, compared to 19.5% for the same period in 2007. The decrease in gross margin was mainly due to the decreased selling prices for mobile handset related sales.

Selling, General, Administrative, and Research & Development Expenses. Selling, general and administrative and R&D expenses were RMB69,268 thousand ($10,202 thousand) in the three months ended September 30, 2008, or 54.5% higher than those of the same period the prior year. The expenses for the three month periods ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,
	2008		2007		% Change
	Amount RMB’000	% of Net Revenue	Amount RMB’000	% of Net Revenue

Selling expenses	10,712	2.1%	17,108	4.1%	(37.4)%
General and administrative expenses	44,006	8.6%	16,993	4.0%	159.0%
R&D expenses	14,550	2.9%	10,732	2.6%	35.6%

Total	69,268	13.6%	44,833	10.7%	54.5%

Selling, General and Administrative Expenses. The decrease in selling expenses for the three months ended September 30, 2008 of RMB6,396 thousand ($942 thousand), or 37.4%, was mainly attributable to the fact that no allowance for doubtful accounts was made for the quarter ended September 30, 2008 compared to RMB9.2 million made during the same period last year. The decrease was offset in part by an increase in sales-related expenses of RMB2.8 million as a result of the increase in sales volume.

The increase in general and administrative expenses of RMB27,013 thousand ($3,978 thousand), or 159.0%, was primarily attributable to increased amortization of intangible assets of RMB13.1 million, exchange loss of RMB11.7 million and impairment of goodwill of RMB4.3 million. The increase was offset in part by a decease in stock-based compensation cost and other general administrative expenses of RMB2.1 million.

R&D Expenses. Research and development expenses increased in the three month period ended September 30, 2008 by RMB3,818 thousand ($562 thousand), or 35.6% as compared to the corresponding time period in 2007. The increase was primarily attributable to the increase in R&D personnel and additional research expenditures spent for potential new markets, such as industrial business and digital media solutions.

Interest Expense. Interest expense decreased for the three month period ended September 30, 2008 by RMB161 thousand ($24 thousand) or 45.7%, as compared to the corresponding period in 2007. The decrease was attributable to the decrease in less than average bank borrowings.

Interest Income. Interest income for the three month period ended September 30, 2008 amounted to RMB7,366 thousand ($1,085 thousand), compared to RMB9,042 thousand in the corresponding period in 2007. The decrease by RMB1,676 thousand ($247 thousand) or 18.5% was attributable to the decrease in average bank balance.

Income Tax. There was a net income tax benefit of RMB1,936 thousand ($285 thousand) in the third quarter of 2008 as compared to an income tax expense of RMB3,977 thousand in the same period of 2007. The change in income taxes was mostly due to the settlement of deferred tax liabilities of RMB2,691 thousand ($396 thousand) for the quarter ended September 30, 2008.

Net Income; Earnings per share. As a result of the above items, net income for the three months ended September 30, 2008 was RMB9,351 thousand ($1,377 thousand), compared to net income of RMB41,038 thousand in the corresponding period in 2007. We reported basic per share earnings of RMB0.24 ($0.04) for the three months ended September 30, 2008 diluted per share earnings of RMB0.24 ($0.04) compared to basic per share earnings of RMB1.07 for the same period of 2007, and diluted per share earnings of RMB1.04.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

Overview

The following table sets forth information regarding the breakdown of revenues and income from the nine months ended September 30:

	2008 RMB’000	2007 RMB’000
Net revenue
Component Sales
Mobile handset	510,178	466,843
Telecommunications equipment	401,121	351,688
Industrial business	41,120	—
Digital media and others	423,441	284,659
Services revenue	21,947	46,118

Total net revenue	1,397,807	1,149,308

Net Revenue. Total net revenue increased RMB248,499 thousand ($36,598 thousand), or 21.6% for the nine months ended September 30, 2008 when compared to the corresponding period in 2007. The increase was mainly due to an increase in component sales by approximately RMB272,670 thousand ($40,158 thousand), but partly offset by a decrease in services revenue of RMB24,171 thousand ($3,560 thousand).

Component Sales

Details of component sales by market type for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months ended September 30,
	2008 Amount		2008 % of Net Revenue	2007 Amount RMB ‘000	2007 % of Net Revenue	% Change
	$ ‘000	RMB ‘000
Mobile handset	75,138	510,178	36.5%	466,843	40.6%	9.3%
Telecommunications equipment	59,076	401,121	28.7%	351,688	30.6%	14.1%
Industrial business	6,056	41,120	2.9%	—	—
Digital media and other (1)	62,363	423,441	30.3%	284,659	24.8%	48.8%

Total component sales	202,633	1,375,860	98.4%	1,103,190	96.0%	24.7%

(1)	Other includes sales of lightning protection devices for wireless base stations.

Component sales for the nine months ended September 30, 2008 was RMB1,375,860 thousand ($202,633 thousand), or RMB272,670 thousand or 24.7% higher than the corresponding period in 2007. Mobile handset related sales increased by RMB43,335 thousand ($6,382 thousand), or 9.3%; telecommunications equipment related sales increased by RMB49,433 thousand ($7,280 thousand) or 14.1%; and digital media and other sales increased by RMB138,782 thousand ($20,439 thousand), or 48.8%. In 2008, we have a new market, industrial business, which has contributed RMB41,120 thousand ($6,056 thousand) of sales for the nine months ended September 30, 2008. The increase in component sales was mainly attributable to increased sales volume, which resulted from an increase in our customer base, an increase in our product types for all markets and lower selling prices, particularly for mobile handset products. The wider variety of component solutions drove the increase in sales orders from some existing customers such as ZTE and T&W. The newly introduced business lines in digital media markets, such as digital TV solutions also contributed to the increase. The contribution to total net revenue by digital media and other sales for the nine months ended September 30, 2008 increased to RMB423,441 thousand ($62,363 thousand), or 30.3% of total net revenue, from RMB284,659 thousand, or 24.8% of total net revenue, in the corresponding period in 2007. Although revenue from telecommunications equipment related sales increased in 2008, its contribution to total net revenue decreased from 30.6% for the nine months ended September 30, 2007 to 28.7% for the nine months ended September 30, 2008. The contribution to total net revenue by mobile handsets decreased from 40.6% for the nine months ended September 30, 2007 to 36.5% for the nine months ended September 30, 2008. The decrease in contribution to total net revenue by mobile handset and telecommunications equipment related sales was due to significant growth in our digital media business and the introduction of industrial business in 2008.

Services Revenue. Services revenue for the nine months ended September 30, 2008 and 2007 was as follows:

	Nine months ended September 30,
	2008		2007		% Change
	Amount RMB’000	% of Net Revenue	Amount RMB’000	% of Net Revenue
Services revenue	21,947	1.6	46,118	4.0%	(52.4)%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services commencing from January 2006. The decrease of RMB24,171 thousand ($3,560 thousand), or 52.4%, was mainly attributable to less sales generated from software design services as a result of our strategic focus on lower-end product markets.

Gross Profit. Gross profit was RMB236,783 thousand ($34,872 thousand) for the nine months ended September 30, 2008, an increase of RMB14,772 thousand ($2,176 thousand), or 6.7% when compared to RMB222,011 thousand in the corresponding period in 2007. The increase in gross profit amount is primarily attributable to the increase in revenue. Gross margin was 16.9% for the nine months ended September 30, 2008, compared to 19.3% for the corresponding period in 2007. The decrease in gross margin was due to reduced selling prices for mobile handset products and a decrease in services revenue, which has a higher margin.

Selling, General, Administrative, and Research & Development Expenses. Selling, general and administrative and R&D expenses were RMB162,843 thousand ($23,983 thousand) in the nine months ended September 30, 2008, or 40.0% higher than those of the same period the prior year. The expenses for the nine month periods ended September 30, 2008 and 2007 were as follows:

	Nine months ended September 30,
	2008		2007		% Change
	Amount RMB’000	% of Net Revenue	Amount RMB’000	% of Net Revenue
Selling expenses	34,417	2.5%	37,340	3.2%	(7.8)%
General and administrative expenses	93,443	6.6%	49,189	4.3%	90.0%
R&D expenses	34,983	2.5%	29,776	2.6%	17.5%

Total	162,843	11.6%	116,305	10.1%	40.0%

Selling, General and Administrative Expenses. The decrease in selling expenses for the nine months ended September 30, 2008 of RMB2,923 thousand ($430 thousand), or 7.8%, was mainly attributable to an additional allowance for doubtful accounts of RMB6.9 million that was made for the nine months ended September 30, 2008, compared to RMB15.3 million made during the same period last year. The decrease was offset in part by an increase in other indirect selling expenses such as freight charges of approximately RMB5.5 million as a result of increased sales volume.

The increase in general and administrative expenses of RMB44,254 thousand ($6,158 thousand), or 90.0%, was primarily attributable to an increase in amortization of intangible assets of RMB22.4 million, foreign exchange loss of approximately RMB8.1 million, an increase in stock-based compensation cost of RMB5.5 million and an impairment of goodwill of RMB 4.3 million. The increase was offset in part by a decrease in general administrative expenses of RMB4.0 million.

R&D Expenses. Research and development expenses increased in the nine month period ended September 30, 2008 by RMB5,207 thousand ($767 thousand), or 17.5%, as compared to the corresponding time period in 2007. The increase was primarily attributable to the increase in R&D personnel and engineers and additional research expenditures spent for patent new markets, such as industrial businesses and digital media solutions.

Interest Expense. Interest expense decreased for the nine month period ended September 30, 2008 by RMB1,087 thousand ($160 thousand) or 51.6%, as compared to the corresponding period in 2007. The decrease in interest expense was attributable to a decrease in average interest rate and the average bank borrowing balances.

Interest Income. Interest income for the nine month period ended September 30, 2008 amounted to RMB21,974 thousand ($3,236 thousand), compared to RMB17,791 thousand in the corresponding period in 2007. The increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering described below.

Income Tax. The effective tax rate for the nine months ended September 30, 2008 was 3.7% compared to 8.6% for the comparable period in 2007. The decrease in the effective tax rate was primarily due to settlement of deferred tax liabilities of RMB6.0 million for the nine months ended September 30, 2008.

Net Income; Earnings per share. As a result of the above items, net income for the nine months ended September 30, 2008 was RMB90,729 thousand ($13,362 thousand), compared to net income of RMB108,244 thousand in the corresponding period in 2007. We reported basic per share earnings of RMB2.32 ($0.34) for the nine months ended September 30, 2008 diluted per share earnings of RMB2.27 ($0.33) compared to basic per share earnings of RMB3.00 for the same period of 2007, and diluted per share earnings of RMB2.91.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, working capital is needed to fund this time difference.

As at September 30, 2008, apart from the amounts payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of September 30, 2008, the Company had approximately RMB794,894 thousand ($117,070 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

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

As of September 30, 2008, we had working capital of RMB1,164,897 thousand ($171,563 thousand) as compared with working capital of RMB1,207,895 thousand ($176,101 thousand) at December 31, 2007.

Operating activities generated cash of RMB77,251 thousand ($11,378 thousand) for the first nine months of the period ended September 30, 2008, compared to cash used of RMB28,987 ($4,269) in the corresponding period in 2007. The increase in cash generated from operating activities as compared to the prior year is primarily due to an increase in trade accounts payable of RMB40,309 thousand ($5,937 thousand) and a decrease in bill receivables of RMB4,332 thousand ($638 thousand). Cash provided by operating activities was offset in part due to an increase in trade accounts receivables of RMB93,145 thousand ($13,718 thousand), which resulted from increase in revenue.

Investing activities used RMB44,051 thousand ($6,489 thousand) for the first nine months of the period ended September 30, 2008, mainly for payment for acquisitions of subsidiaries of RMB38,275 thousand ($5,637 thousand). The remaining major investing activities were the purchase of property and equipment of RMB6,294 thousand ($927 thousand).

Financing activities used RMB125,133 thousand ($18,429 thousand) for the first nine months of the period ended September 30, 2008, primarily for purchase of treasury stock of RMB116,441 thousand ($17,149 thousand) and repayment of bank borrowings of RMB8,692 thousand ($1,280 thousand).

Indebtedness

On October 7, 2005, Comtech International (Hong Kong) Limited (“Comtech Hong Kong”) entered into a RMB39,972 thousand ($5,000 thousand) U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”), and a RMB71,949 thousand ($9,000 thousand) U.S. dollar denominated facility with Bank of China (“BOC”). On January 17, 2008, the facility with the BOC was amended in which Comtech Hong Kong, Comtech Broadband Corporation Limited, Keen Awards Limited and Hong Kong JJT Limited jointly entered into a RMB98,168 thousand ($14,000 thousand) revised credit facility with the BOC and on October 10, 2008, BOC increased the credit facility to RMB278,386 thousand ($41,000 thousand). Both of the SCB and BOC facilities are guaranteed by Cogo Group, Inc. Apart from cash generated from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

As of the date of this filing, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount not less than $2,000,000 (as of September 30, 2008: $2,000,000), and bears interest ranging from LIBOR +1.5% to USD Prime per annum (as of September 30, 2008: HIBOR +1.5% to USD Prime per annum), depending on the different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party. Interest on this facility accrues until payment is demanded by SCB.

As of the date of this filing, there was no outstanding loan balance under the BOC facility. This facility is secured by funds on deposit in an amount not less than $15,000,000 (as of September 30, 2008: $5,000,000), and bears interest from LIBOR +2.25% per annum (as of September 30, 2008: LIBOR +1.75% to 2% per annum), depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us. Interest on this facility accrues until payment is demanded by BOC. Based on a variable return on interest, the bank borrowings amounted to fair value.

Some of our customers enter into arrangements with their respective banks for the purpose of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 5% to 6% of the balance transferred, which is recorded as interest expense. During the quarter ended September 30, 2008, we discounted bills receivable amounting to approximately RMB20,859 thousand ($3,072 thousand).

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

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of September 30, 2008, the exchange rate between RMB and U.S. dollar was $1 to RMB6.7899.

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

We recognized a foreign currency translation adjustment of approximately RMB5,270 thousand ($776 thousand) for the quarter ended September 30, 2008 and RMB47,318 thousand ($6,969 thousand) for the nine months ended September 30, 2008. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. We did not have any bank borrowings as of September 30, 2008.

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

Internal control over Financial Reporting

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

Except for the last paragraph in Part I, Item 2, Principal Factors Affecting Our Results of Operation, there have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, the Company’s Board of Directors had authorized a stock repurchase program. Pursuant to the authorization of the Board of Directors, the Company was authorized to repurchase up to 5 million shares of its outstanding common stock on the open market or in negotiated transactions. The timing and the amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Under the stock repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase. The stock repurchase program may be suspended or discontinued at any time without prior notice.

The Company made its first purchases under the program in the third quarter of this year. Since the introduction of the stock repurchase program, the Company repurchased a total of 3,735,354 shares with a weighted average price of $6.1 per share of which a total of 2,110,036 shares were repurchased during the third quarter of 2008 with a weighted average price of $5.7 per share (which does not include the 1,220,318 shares purchased in October of 2008). Approximately 1,264,646 shares remain available for repurchase by the Company. The following table provides certain additional information relating to the repurchases.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July1 to July 31)	—	—	—	4,595,000
Month #2 (August 1 to August 31)	100,000	5.4	100,000	4,495,000
Month #3 (September 1 – September 30)	2,010,036	5.7	2,010,036	2,484,964
Total	2,110,036	5.7	2,110,036	2,484,964

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGO GROUP, INC.

November 7, 2008	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chairman and Chief Executive Officer (Principal Executive Officer)

November 7, 2008	By:	/s/ Frank Zheng
Frank Zheng
Chief Financial Officer (Principal Financial Officer)