Form 10-K
period 2008-12-31
Cogo Group, Inc.
filed 2009-03-16
CIK 28367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-02642

COGO GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0466460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1001, Tower C, Skyworth Building High-Tech Industrial park Nanshan, Shenzhen, PRC	518057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86)-755-267-43210

Securities registered pursuant to Section 12(b) of the Act: $0.01 Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $242,068,161 based on the reported last sale price of common stock on the Nasdaq Global Market on June 27, 2008.

The number of shares outstanding of the registrant’s common stock at $.001 par value as of March 9, 2009 was 35,633,886.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COGO GROUP, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2008

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the availability and cost of products from our suppliers incorporated into our customized module design solutions;

•	changes in end-user demand for the products manufactured and sold by our customers;

•	general and cyclical economic and business conditions, domestic or foreign, and, in particular, those in China’s mobile handset, telecommunications equipment and digital media industries;

•	the rate of introduction of new products by our customers;

•	the rate of introduction of enabling technologies by our suppliers;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	our ability to compete effectively with our current and future competitors;

•	our ability to manage our growth effectively, including possible growth through acquisitions;

•	our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers;

•	our implementation of share-based compensation plans;

•	changes in the favorable tax incentives enjoyed by our People’s Republic of China (“PRC”) operating companies;

•	foreign currency exchange rates fluctuations;

•	adverse changes in the securities markets; and

•	legislative or regulatory changes in China.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934,

as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.comtech.com.cn.

PART I

ITEM 1.	BUSINESS

Company Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006 and 2007 we began offering technology and engineering, and software design services, respectively.

We are focused on the mobile handset, telecommunications equipment, industrial business and digital media end-markets in China. In the mobile handset end-market, we provide module solutions for functionalities such as LCD, camera, power supply and bluetooth; in the telecommunications equipment end-market, we provide solutions for public switched telephone network, or PSTN, switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-market, which commenced since the beginning of 2008, we provide industrial solutions for the green energy and auto-electronics sectors; and in the digital media end-market, we provide solutions for digital set-top boxes and GPS applications. Over the course of our operating history, we have worked with over 1,200 customers, including many of the most established manufacturers in the mobile handset, telecommunications equipment and digital media end-markets in China such as ZTE, Huawei and Lenovo. In addition to these original equipment manufacturers, or OEMs, our other customers include industry participants that support these OEMs, such as subsystem designers and contract manufacturers. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, JDS Uniphase, Matsushita and Foxconn. In addition, in October 2006 we became one of the first China-based companies to license software technology and have access to selected source codes relating to digital media directly from Microsoft.

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

We continue to explore and identify new end-markets where we can leverage both our design and engineering expertise. For example, in 2007 we acquired Keen Awards Limited, a company engaged in the business of technology components sales and providing design and engineering service for integrated display technology solutions. In 2008, we acquired a 70% equity interest in Long Rise Holdings Limited and its subsidiary, which are engaged in the provision of design and distribution of mobile phone modules.

From 2006 to 2008, our net revenue grew from RMB1,323.6 million to RMB1,959.5 million ($287.2 million), representing a compound annual growth rate, or CAGR, of 21.7%, and our net income decreased from RMB123.3 million to RMB95.9 million ($14.1 million) during the same period, representing a negative CAGR of 11.8%. This resulted from the difficult market environment in our mobile handset business since the third quarter of 2008 in which we strategically lowered our pricing in order to grow our business in a slowing economic environment.

Competitive Strengths

We believe that our customized module design solutions allow our customers to more effectively utilize our suppliers’ enabling technology components, which in turn allows them to better compete in their targeted end-markets. We believe our competitive strengths include:

Broad and diversified customer base and deep customer relationships. Our broad and diversified customer base includes many major domestic mobile handset, telecommunications equipment, industrial business and digital consumer electronics manufacturers in China and many of their supporting subsystem suppliers. Being a customized module design solution provider to our customers requires a time-consuming and difficult procurement qualification process, which we believe serves as a significant barrier to entry for other participants. We believe that these close customer relationships, together with our continued qualified solution provider status, facilitate better understanding of our customers’ time-to-market, technology and cost requirements. These relationships also present new business opportunities by enabling us to identify and capture additional revenue streams from our customers’ new growth areas.

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

Strong relationships with enabling technology components suppliers. We work closely with more than 30 technology components suppliers, including major global components suppliers such as Broadcom, JDS Uniphase, Matsushita and Foxconn. In addition to facilitating the customization of their technology components, our suppliers often rely on us as a means of penetrating new China-based electronics manufacturers via our existing domestic relationships.

Strategy

We intend to strengthen our position as a technology solution provider for customers in China’s mobile handset, telecommunications equipment, industrial business and digital media end-markets.

Leverage our strong customer relationships into new opportunities. We intend to drive future revenue growth and profitability by continuing to leverage our strong customer relationships and expanding the solutions we offer to them. For example, our relationship with Huawei began in 1995 when we provided design solutions for Huawei’s core telecommunications equipment business. When Huawei expanded into the 3G mobile phone business, we began providing solutions for this business in 2006. Similarly, as Huawei’s demand for engineering services within its telecommunications equipment business increased, we began offering services to facilitate the deployment of Huawei’s products in China as well as abroad. Growing with our clients will enable us to enter new end-markets and expand geographic presence.

Strengthen our design and development capabilities. To meet the changing needs of our customers, which include increasingly shorter product life cycles, we intend to continue to improve and strengthen our in-depth and diversified solution development and design capabilities. We plan to continue investing resources to maintain the most experienced and skilled design team to preserve competitiveness within a frequently changing and challenging industry landscape. We expect to continue to incur additional research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property and technological capabilities to meet the needs of our customers that have expanded into or are expected to expand into different end-markets, such as digital media and industrial business.

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

Make strategic investments and acquisitions. We intend to grow and expand our business by making strategic investments in and acquiring businesses complementary to ours that will enable us to expand the solutions we offer to our existing target customer base, and that will provide opportunities to expand into new markets. In particular, we plan to pursue opportunities where we expect to generate additional near-term revenue or expand our long-term growth opportunities by expanding our customer base or target end-markets. For example, in 2007 we acquired Keen Awards Limited, a company engaged in the business of technology component sales and providing design and engineering service for integrated display technology solutions. In 2008, we acquired a 70% equity interest in Long Rise Holdings Limited and its subsidiary, which are engaged in the provision of design and distribution of mobile phone modules.

Products and Technology

We provide customization of our suppliers’ technology components with module designs to suit each of our customers’ specific needs. Our customized module design solutions include:

Mobile Handsets Modules	Telecommunications Equipment Modules	Industrial Business Solutions	Digital Media Modules
LCD	Fixed line telecommunications network	Green energy	Digital set-top box

Camera	Data communications	Auto-electronics	GPS

Persistent storage	Optical transmission		Multimedia module in portable media player

Input / output	Wireless base-station		Multimedia module in home entertainment

Sound system

Power supplies

Bluetooth

Multimedia

The following table sets forth the revenue contribution from our mobile handset, telecommunications equipment, industrial business and digital media/other services end-markets during 2006, 2007 and 2008.

Market	2006	2007	2008
Mobile handset	39.7%	40.4%	35.2%
Telecommunications equipment	34.4%	30.5%	28.8%
Industrial business	—	—	4.5%
Digital media and others	21.8%	25.0%	30.1%
Engineering services	4.1%	4.1%	1.4%
Total	100.0%	100.0%	100.0%

Our research and development (“R&D”) unit has always been a driving component in our business and remains crucial in providing the best design solutions for our customers. We have a team of approximately 252 highly qualified design and application engineering specialists and other technical employees engaged in R&D related activities to develop new customized module solutions targeted at the wireless handset, telecommunications equipment, industrial business and digital media industries. For 2008, we invested RMB46.6 million ($6.8 million) for R&D purposes and will continue to devote significant resources to supporting and enhancing the depth and capabilities of our R&D unit.

Customers

Our broad and diversified customer base includes many of the major domestic mobile handset, telecommunications equipment and digital consumer electronics manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our three largest customers in the mobile handset market in terms of 2008 net revenue was ZTE, both a large domestic mobile handset manufacturer and one of the largest telecommunications equipment manufacturers in China, TCL and Beijing Tianyu Communication Equipment. Our two largest customers from the telecommunications equipment industry in terms of 2008 net revenue were ZTE and Wuhan Research Institute of Post & Telecommunications, a major telecommunications equipment manufacturer in China. Our largest customer in the digital media end-market in terms of 2008 net revenue was T&W Electronics, a major broadband terminal equipment and digital consumer electronic provider in China. During 2008, ZTE, T&W Electronics and Wuhan Research Institute of Post & Telecommunications, Beijing Tianyu Communication Equipment and TCL, accounted for 11.6%, 10.2%, 5.3%, 3.5% and 3.2% of our net revenue, respectively.

As of December 31, 2008, our major customers by end-market were as follows:

•	Mobile Handset Manufacturers—TCL, Beijing Tianyu Communication Equipment, Lenovo and ZTE.

•	Telecommunications Equipment Manufacturers—Huawei, ZTE and Wuhan Research Institute of Post & Telecommunications

•	Digital Media—T&W Electronics and Young Poong Electronics.

In 2006, 2007 and 2008, our top 10 customers to whom we sold directly, including several contract manufacturers used by some of our major end-market customers, were as follows:

	2008		2007		2006
Customer Name	Net Revenue	Percentage of Net Revenue(%)	Net Revenue	Percentage of Net Revenue(%)	Net Revenue	Percentage of Net Revenue(%)
(in millions, except for percentages)
ZTE	RMB227.7	11.6	RMB264.5	15.9	RMB113.9	8.6
T&W Electronics	198.8	10.2	169.5	10.2	210.7	15.9
Wuhan Research Institute of Post & Telecommunications	103.2	5.3	84.3	5.1	74.4	5.6
Beijing Tianyu Communication Equipment	69.4	3.5	*	*	*	*
TCL	63.1	3.2	39.2	2.4	*	*
Young Poong Electronics	50.4	2.6	67.6	4.1	45.4	3.4
COSHIP	48.0	2.5	*	*	*	*
Accelink Technologies	33.7	1.7	49.5	3.0	41.3	3.1
Malata Group	30.1	1.5	*	*	*	*
Wuhan Fiberhome International Technologies	28.4	1.5	*	*	*	*
Huawei	*	*	60.6	3.6	90.9	6.9
Wuxi Zhongxing Optoelectronics	*	*	48.8	2.9	81.8	6.2
Oukexin Electronics	*	*	39.1	2.3	*	*
Soye Instrument	*	*	36.6	2.2	*	*
ATI	*	*	*	*	53.7	4.1
Sichuan Jiuzhou Electronics	*	*	*	*	44.2	3.3
Starnet Digital Technology	*	*	*	*	42.4	3.2
Total	852.8	43.6	859.7	51.7	798.7	60.3

*	Not a top 10 customer in the respective year.

The value of our technology solutions can be illustrated by specific examples of how we have worked closely with our customers and suppliers in leveraging our competitive position and unique business model to solidify and extend our existing business, as well as identify and capture new opportunities:

Growing with our customers. We have been a provider of customized module design solutions to many of our major customers for a significant portion of our operating history, often developing multi-level relationships with the various customer groups with whom we work. For example, we first became a solutions provider to Huawei in 1995 when Huawei had several hundred employees, compared to tens of thousands of employees at the end of 2008. As China’s telecommunications market has grown, so has Huawei’s telecommunications equipment business and the demand for our module design solutions customized specifically for application within Huawei’s products. In 2006, we also began providing customized 3G cell phone modules to Huawei, as well as engineering services to Huawei.

Applying our customized module design capabilities to new end-markets. We have leveraged our customized module design capabilities and our deep, multi-level customer relationships to follow our customers into new end-markets. Since 1995, we have been a provider of customized module design solutions for telecommunications equipment to ZTE, one of the largest telecommunications equipment manufacturers in China. ZTE first sought to enter the mobile handset market in China in 2000. Based on our working history with ZTE on telecommunications equipment solutions and on our proven design capabilities, ZTE selected us as a provider of customized module design solutions for their mobile handsets in 2000. Our total net revenue from ZTE was RMB227.7 million ($33.4 million) in 2008.

Suppliers

We develop our customized module design solutions based on technology components provided by key technology and other suppliers in our target end-markets. We work with a select list of more than 30 key suppliers, including:

Supplier Name	Product
Broadcom	Various products including integrated circuit and Bluetooth

JDS Uniphase	Optoelectronic components

Matsushita	Switches, connectors, relay

Foxconn	LCD display

M-Systems Flash Disk Pioneers Ltd.	Flash memory

Sambu Communics Co., Ltd.	Speakers

In 2006, 2007 and 2008, based on cost, our major suppliers from whom we purchase components sold to our customers were as follows:

	2008	2007	2006
Supplier Name	Percentage of Cost of sales (%)	Percentage of Cost of sales (%)	Percentage of Cost of sales (%)
Broadcom	31.7	28.6	34.9
Foxconn	12.6	*	*
Matsushita	7.5	10.0	15.7
JDS Uniphase	5.1	9.1	16.5

*	Not a significant supplier in the respective year.

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

Sales and Marketing

We generate sales of our customized module design solutions through our direct sales force, consisting of approximately 175 sales directors, account managers and sales support staff as at December 31, 2008. Our sales directors are responsible for establishing sales strategy and setting objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer relationship. Account managers work closely with customers and, in many cases, provide on-site support. Account managers often attend our customers’ internal meetings related to production, engineering design and quality assurance to ensure that our customers’ expectations are appropriately interpreted and communicated to our operations group, and ultimately met or exceeded throughout the design process. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Component manufacturers and distributors. We compete indirectly with component manufacturers such as Epcos, and component distributors such as Arrow Electronics, Inc. and Avnet, Inc., which may seek to expand their product/service offerings to include customized module design solutions. We believe that these large component manufacturers and distributors have not historically engaged in customized module design, and therefore we believe that it is not one of their core competencies.

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

Employees

As of December 31, 2008, we had approximately 527 employees, 252 in research and development, 175 in sales and marketing and 100 in administrative positions.

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

We typically rely on a limited number of key suppliers, and many customized module design solutions that we develop are designed around technology components provided by our suppliers. We typically do not have long-term supply agreements or other forms of exclusive arrangements with our suppliers. In 2008, for example, Broadcom, Foxconn, Matsushita and JDS Uniphase, accounted for approximately 31.7%, 12.6%, 7.5% and 5.1%, respectively, of our cost of sales. Furthermore, although we deal with approximately ten different divisions within Matsushita, purchases of relays and connectors from Matsushita accounted for a substantial portion of our cost of sales attributable to Matsushita. If we lose a key supplier or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demand for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. For example, on one prior occasion, one of our key suppliers experienced an interruption in its production capacity due to a relocation of its production facilities, which resulted in its inability to meet our quarterly supply requirements. If suitable replacement components are unavailable, we may be forced to redevelop certain of our solutions, which ultimately may not be accepted by our customers.

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

We generate the majority of our net revenue from a small number of key customers, and we anticipate that a relatively small number of key customers will continue to account for a significant portion of our net revenue in the foreseeable future, particularly in the telecommunications equipment market. In 2008, our sales to ZTE, T&W and Wuhan Research Institute of Post & Telecommunications accounted for approximately 11.6%, 10.2%, and 5.3% respectively, of our net revenue. Sales to our top 10 customers represented approximately 43.6% of our net revenue in 2008. Should we lose, receive reduced orders from, or experience any adverse change in our relationship with any of our key customers, or should they decide to use solutions provided by other companies, we will suffer a substantial loss in net revenue.

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

•

Component manufacturers and distributors. We compete indirectly with component manufacturers such as Epcos AG, and component distributors such as Arrow Electronics, Inc. and Avnet Inc., which may seek to expand their product/service offerings to include customized module design solutions.

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

Prior to 2005, we derived substantially all of our net revenue from our customized module design solutions provided to customers in the mobile handset and telecommunications equipment end-markets. In 2005, we began targeting the digital media end-market. In 2006 and 2007, we began our own business of providing engineering service and software design, respectively. In 2008, we also started targeting the industrial business end-market. Our success in the digital media end-market will depend, in significant part, on our ability to continue to develop the necessary technological capability and to leverage our existing customer base that has expanded into this end-market. If we are unable to quickly develop technological expertise, increase our research and development capabilities and leverage our customer base as anticipated, our return on our investment with respect to these efforts may be lower than anticipated and our operating results may suffer. Finally, our customer base may not respond to our efforts to expand our proprietary capabilities and may be unwilling to utilize these enhanced capabilities.

We may be unable to manage rapid growth and a changing operating environment, which could adversely affect our ability to serve our customers and harm our business.

We have experienced rapid growth over the last five years, with our net revenue increasing from RMB357.8 million in 2003 to RMB1,959.5 million ($287.2 million) in 2008. Our number of employees has increased from approximately 30 in 2001 to 527 as at December 31, 2008. We have limited operational, administrative and financial resources, which may be inadequate to sustain our current growth rate. If we are unable to manage our growth effectively, the quality of our solutions could deteriorate and our business may suffer. As our customer base increases and we enter new end-markets, we will need to:

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

Our July 2004 share exchange with Trident was accounted for as a reverse merger in which Comtech Cayman was deemed the accounting acquirer and Trident, which was originally incorporated in 1917, was the legal acquirer. We have retained all the known and unknown liabilities of Trident. There may be other potential liabilities about which we are not yet aware, see “Item 3. Legal proceedings” for additional details.

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

Historically, we have focused on the mobile handset, telecommunications equipment and digital media end-markets in China. The mobile handset, telecommunications equipment and digital media end-markets are characterized by rapid technological advances, intense competition, frequent introduction of new products and services and consumer demand for greater functionality, lower costs, smaller products and better performance. We must constantly seek out new products and develop new solutions to maintain in our portfolio. We have experienced and will continue to experience some solution design obsolescence. We expect our customers’ demands for improvements in product performance to increase, which means that we must continue to improve our design solutions and develop new solutions to remain competitive and grow our business. Our failure to compete successfully for customers will result in price reductions, reduced margins or loss of market share, any of which would harm our business, results of operations and financial condition.

A large portion of our net revenue currently comes from sales to manufacturers in the cyclical mobile handset, telecommunications equipment and digital media end-markets and cyclical downturns could harm our operating results.

The mobile handset and telecommunications equipment end-markets in particular are highly cyclical and have experienced severe and prolonged downturns, often in connection with maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The impact of slowing end-customer demand may be compounded by higher than normal levels of equipment and inventories among our customers and our customers’ adjustments in their order levels, resulting in increased pricing pressure. The digital media industry may also experience cyclical fluctuations, as well as fluctuations relating to how quickly certain new digital media products and technologies are adopted by the market.

In addition, our recent and significant growth in net revenue resulted, in large part, from the high growth in sales of products manufactured by domestic mobile handset, telecommunications equipment and digital consumer electronics manufacturers in China. These domestic manufacturers may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset, telecommunications equipment and digital media products would materially affect our results of operations and financial condition.

The mobile handset end-market is characterized by a short product lifecycle, making time-to-market and sensitivity to customer needs critical to our success and our failure to respond will harm our business.

Mobile handsets typically have a lifecycle of approximately 6 to 12 months before the technology becomes obsolete. Time-to-market, both with respect to our customers’ ability to supply consumers with timely and marketable products and our ability to provide our customers with a wide array of latest generation customized module design solutions, is critical to our success. As design cycles in the industry shorten, we face logistical challenges in providing our solutions in an increasingly shorter timeframe. If we are unable to respond to the shortened lifecycles and time-to-market, our business will suffer.

The global financial crisis could harm our product demands and adversely affect our results of operations.

Due to difficult market conditions, the level of consumer and information technology spending has declined and the demand for our mobile handsets business since the third quarter of 2008 has decreased. Furthermore, we may need to strategically lower our pricing in order to grow our business in a slowing economic environment.

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

Our results of operation may be adversely affected by changes to or expiration of tax holiday and preferential tax concessions that some of our PRC operating companies currently enjoy or expect to enjoy in the future. Prior to January 1, 2008, the statutory tax rate generally applicable to Chinese companies is 33%. As a result of tax holiday and preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB38.9 million ($5.7 million) in 2008. For additional details regarding these tax incentives, please see “Item 7. Management’s discussion and analysis of financial condition and result of operations—Taxation.”

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”), which sets the income tax rate to 25% for all enterprises in the PRC. The new CIT law was effective as of January 1, 2008. The new CIT law provides a five-year transitional period from its effective date for those enterprises which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively (“the transitional tax rates”). For the entities that were entitled to a tax holiday such as the two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, these entities shall continue to be entitled to the tax holiday and for the entities which have not commenced their respective tax holiday as of December 31, 2008, the new CIT law requires the tax exemption period to begin on January 1, 2008.

The telecommunications equipment market is extensively regulated in China.

The telecommunications equipment end-market accounted for 28.8% of our net revenue in 2008. China’s telecommunications industry is heavily regulated. Changes in regulations affecting sales of these customers could negatively affect the telecommunications equipment end-market for our solutions, which will materially harm our business.

PRC government control of currency conversion may affect our ability to meet foreign currency obligations.

Because the majority of our net revenue are denominated in Renminbi, any restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to meet our foreign currency obligations, such as settling the purchase of materials which may be denominated in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), or the Rules, as amended. Under the Rules, once certain procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the PRC State Administration of Foreign Exchange (“SAFE”), or its local counter-parts. Since a significant amount of our future revenues will continue to be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in China to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of Renminbi with respect to foreign exchange transactions.

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

In October 2005, the PRC SAFE, promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents in connection with our prior and any future offshore acquisitions.

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

Substantially all of our operations are conducted through our PRC operating companies. The ability of our PRC operating companies to make dividends and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the regulations discussed above, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, namely Comtech Communications and Comtech Software, including, remittance of dividends and foreign-currency-denominated borrowings by these PRC subsidiaries. In addition, our PRC operating companies are required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating companies are also required, where applicable, to allocate an additional 5% to 10% of their net profits to the common welfare fund. The net profit available for distribution from our PRC operating companies is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with Generally Accepted Accounting Principles (United States) (“U.S. GAAP”). As a result, we may not receive sufficient distributions or other payments from these entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable. For additional details regarding the taxation risk of dividend distributions from our PRC operating companies, please see “Risk factors – Our global income and your capital gain may be subject to PRC tax under the new PRC tax law, which may have an effect on our results of operations and your investments, respectively.”

We do not directly own the equity interest in Shenzhen Comtech, which accounted for approximately 1.8% of our net revenue in 2008, or Shanghai E&T, which is owned 60% by Shenzhen Comtech and 40% by Comtech China through contractual agreements with Shenzhen Comtech and Honghui Li respectively, and which accounted for approximately 3.5% of our net revenue in 2008. Honghui Li and Huimo Chen, the shareholders of Shenzhen Comtech, have contractually agreed, among others things, to apply all dividends or other payments they receive from Shenzhen Comtech to payments to our 100% directly owned subsidiary, Comtech China, or its designated entities, for valid and valuable consideration and to the extent permitted by applicable PRC law, including PRC foreign exchange law. PRC law and regulatory requirements would currently restrict the ability of the shareholders of Shenzhen Comtech, based solely upon the contractual agreement, to directly apply the dividends or other payments they receive from Shenzhen Comtech in U.S. dollars to payments to Comtech China or in Renminbi to Comtech China’s designated entities in China. For example, the PRC foreign exchange authorities would have discretion to review the adequacy of the consideration given in exchange for the application of any dividends or payments from Shenzhen Comtech to Comtech China. If Honghui Li and Huimo Chen fail to apply such dividends or other payments received from Shenzhen Comtech, which might include profit distributions from Shanghai E&T to Shenzhen Comtech, to payments to Comtech China or its designated entities, our financial condition would be negatively affected. Apart from the dividend distribution from our PRC subsidiaries to us, the transfer of funds from our company to our PRC operating companies, either as a shareholder loan or as an increase in registered capital or otherwise, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions.

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

Our global income and your capital gain may be subject to PRC tax under the new PRC tax law, which may have an effect on our results of operations and your investment, respectively.

Under the new PRC tax law, effective January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the corporate income tax at the rate of 25% on its global income. The new PRC tax law does not, however, define the term “de facto management bodies”. If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income may be subject to the corporate income tax at the rate of 25%.

Under the previous PRC tax law, dividend payments to foreign investors made by foreign-invested enterprises in China, are exempt from PRC withholding tax. We have been advised by our PRC counsel, Commerce & Finance Law Offices, that pursuant to the new PRC tax law which became effective on January 1, 2008, however, dividends payable for earnings accumulated beginning on January 1, 2008 by a PRC resident enterprise to its foreign corporate investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. According to the Mainland and Hong Kong Special Administrative Region Arrangement on Avoiding Double Taxation or Evasion of Taxation on Income agreed between China and Hong Kong in August 2006, dividends paid by a PRC resident enterprise to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the Hong Kong investor owns directly at least 25% of the equity interest of the PRC resident enterprise). The new PRC tax law provides, however, dividends distributed between qualified resident enterprises will be exempted. Dividends distributed between qualified resident enterprises refer to the dividends derived by a PRC resident enterprise from its direct investment in another PRC resident enterprise. In addition, we have been advised by our PRC counsel, Commerce & Finance Law Offices, that under the new PRC tax law, foreign corporate investors may be subject to a 10% withholding tax upon any gain they realize from the transfer of our shares, if such income is regarded as income from “sources within the PRC”. We have been advised by Commerce & Finance Law Offices that it is uncertain whether such income would be regarded as income from “sources within the PRC” because whether the Company would be regarded as a “PRC resident enterprise” is not clear. If we are required under the new PRC tax law to withhold PRC withholding tax on our dividends payable to our non-PRC corporate shareholders, or on any gains of the transfer of their shares, your investment in our ordinary shares may be affected.

Given the lack of detailed implementation rules, we cannot assure you that we will qualify for any tax exemptions or reductions under the new PRC tax law. If the income tax is levied on the dividends we obtain from any foreign-invested enterprises, our business, financial condition and results of operations could be materially and adversely affected as a result.

Risks Related to Our Common Stock

Our principal shareholder and chief executive officer beneficially owns a substantial portion of our common stock. As a result, the trading price for our shares may be depressed due to market perception that our principal shareholder and chief executive officer will be able to take actions that may be adverse to your interests.

Jeffrey Kang, our principal shareholder and chief executive officer, directly and through entities he controls, currently beneficially owns approximately 29.21% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors, often perceive a disadvantage in owning shares in a company with only one or very few controlling shareholders. Furthermore, Mr. Kang has the ability to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

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

The trading prices of our shares have been and are likely to continue to be volatile. Since January 1, 2006, the trading price of our shares on the Nasdaq Global Market has ranged from $2.49 to $22.15 per share, and the last reported sale price on March 13, 2009 was $6.91 per share. The trading prices of our shares could fluctuate widely in response to factors beyond our control. In particular, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States may affect the volatility in the price of and trading volumes for our shares. Recently, a number of PRC companies have listed their securities, or are in the process of preparing for listing their securities, on U.S. stock markets. Some of these companies have experienced significant volatility, including significant price declines after their initial public offerings. The trading performances of these PRC companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards PRC companies listed in the United States and consequently may impact the trading performance of our shares. These broad market and industry factors may significantly affect the market price and volatility of our shares, regardless of our actual operating performance.

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

As of December 31, 2008, we had 35,231,661 shares of common stock outstanding, which shares will be able to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. These shares are freely tradable without restriction or further registration, subject to the related prospectus delivery requirements.

As of December 31, 2008, we had stock options, equity share units, performance shares, warrants and shares issuable in relation to our acquisitions which may result in a significant number of shares entering the public market and the dilution of our common stock. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease properties with a total area of approximately 120,000 square feet in 20 locations in China including Shenzhen, Shanghai, Beijing, Hangzhou and Hong Kong. Approximately 20,000 square feet is for our corporate headquarters located in Shenzhen, approximately 45,000 square feet is for our research and development centers in Shenzhen and Shanghai, approximately 35,000 square feet is for our representative offices located in the other cities, and approximately 20,000 square feet is used for manufacturing of our proprietary lightning protection product for wireless base stations. These leases have remaining terms ranging from 1 to 21 months.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of shareholders held on December 22, 2008, the Company submitted the following matters to a vote of its shareholders:

1.	Election of Directors:

Name of Director	Votes For	Votes Withheld
Jeffrey Kang	29,762,003	714,322

George Mao	28,479,194	1,997,131

Q.Y. Ma	29,832,944	643,381

Frank Zheng	29,832,944	643,381

J P Gan	28,598,869	1,877,456

2.	Appointment of KPMG as the independent registered public accounting firm of the Company:

Votes For	Votes Against	Abstentions
30,335,355	104,055	36,915

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2008		2007
Dollars Per Share	High	Low	High	Low
Quarter:
First	16.18	8.88	19.64	14.10
Second	14.02	9.05	19.76	15.72
Third	9.19	3.75	18.41	13.60
Fourth	5.50	2.46	22.50	15.36

The closing price of our common stock on March 9, 2009 as reported by the Nasdaq Global Select Market was $6.26.

Shareholders

As of March 9, 2009, there were 35,633,886 shares of our common stock outstanding, and we had approximately 168 shareholders of record. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Dividends

Prior to the share exchange with Trident on July 22, 2004, we declared dividends of RMB41.4 million ($5.0 million) on our common stock. In September 2004, we paid our shareholders of record prior to the share exchange such dividends. During the last four fiscal years we have not declared any other cash dividends on our common stock.

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

Our PRC operating companies are required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating companies are also required, where applicable, to allocate an additional 5% to 10% of their net profits to a common welfare fund. For risks associated with the uncertainty in our receipt of the equivalent economic interest in connection with the equity interest in Shenzhen Comtech, see “Risk factors—PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market condition.; See “Risk factors – Our global income and your capital gain may be subject to PRC tax under the new PRC tax law, which may have an effect on our results of operations and your investment, respectively.”

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated statement of income data for the five years ended December 31, 2008 and selected consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004, presented below are derived from our audited consolidated financial statements and related notes thereto. The audited consolidated financial statements and the related notes have been prepared in accordance with U.S. GAAP and have been audited by KPMG, an independent registered public accounting firm, for the years ended December 31, 2008, 2007 and 2006. The selected consolidated statements of income data for each of the two year periods ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 were derived from our audited financial statements which are not included in this report.

The selected consolidated financial statements are reported in Renminbi. Renminbi and U.S. dollar amounts are presented in thousands, except share and per share data. This data should be read in conjunction with our “Management’s discussion and analysis of financial condition and results of operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

The selected consolidated financial statement data are expressed in Renminbi (“RMB”), the national currency of the PRC. Solely for the convenience of the reader, the December 31, 2008 audited consolidated financial statements have been translated into United States dollars (“US$” or “$”) at the closing rate in New York City on December 31, 2008 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of US$ 1.00 = RMB6.8225. No representation is made that the RMB could have been, or could be, converted into US$ at that rate or at any other certain rate on December 31, 2008, or at any other certain date.

Selected Consolidated Statement of Income Data

	Year Ended December 31,
	2008 $	2008 RMB	2007 RMB	2006 RMB	2005 RMB	2004 RMB
	(in thousands, except share and per share amounts)
Net revenue
Product sales	283,158	1,931,845	1,597,818	1,269,176	866,332	625,656
Services revenue	4,059	27,695	68,690	54,387	—	—

	287,217	1,959,540	1,666,508	1,323,563	866,332	625,656
Cost of sales
Cost of goods sold	(238,050)	(1,624,101)	(1,297,225)	(1,042,951)	(714,881)	(530,800)
Cost of services	(2,736)	(18,664)	(46,368)	(33,928)	—	—

	(240,786)	(1,642,765)	(1,343,593)	(1,076,879)	(714,881)	(530,800)
Gross profit	46,431	316,775	322,915	246,684	151,451	94,856
Selling, general and administrative expenses	(23,415)	(159,745)	(135,631)	(90,097)	(38,970)	(21,092)
Research and development expenses	(7,467)	(50,947)	(40,973)	(27,977)	(15,837)	(6,121)
Impairment loss of goodwill and intangible assets	(4,948)	(33,759)	—	—	—	—
Other operating income	31	214	170	185	180	1,110

Income from operations	10,632	72,538	146,481	128,795	96,824	68,753
Gain on disposal of a subsidiary	—	—	—	6,673	—	—
Interest expense	(155)	(1,056)	(2,335)	(2,896)	(1,762)	(2,156)
Interest income	4,089	27,895	25,637	7,352	2,493	38

Earnings before income taxes and minority interest	14,566	99,377	169,783	139,924	97,555	66,635
Income tax expense	(325)	(2,215)	(14,275)	(11,104)	(6,736)	(2,300)

Earnings before minority interest	14,241	97,162	155,508	128,820	90,819	64,335
Minority interest	(184)	(1,255)	(3,065)	(5,545)	(3,977)	(2,133)

Net income	14,057	95,907	152,443	123,275	86,842	62,202
Earnings per share
Basic	0.37	2.49	4.12	3.83	3.08	2.87

Diluted	0.36	2.42	3.98	3.64	2.94	2.84

Dividends declared per share	—	—	—	—	—	—

Weighted average number of common shares outstanding
Basic		38,488,861	36,974,100	32,200,044	28,168,274	21,690,560

Diluted		39,585,921	38,306,969	33,829,519	29,507,939	21,885,053

Selected Consolidated Balance Sheet Data
Cash	100,605	686,379	919,650	375,147	177,098	41,444
Accounts receivable, net	72,993	497,992	418,329	278,589	267,543	168,989
Property and equipment, net	2,637	17,993	17,848	12,395	6,904	3,317
Total assets	247,242	1,686,810	1,840,540	907,098	668,935	309,167
Total current liabilities	37,766	257,662	361,114	241,534	153,777	118,955
Total liabilities and minority interest	41,460	282,866	386,672	243,180	162,376	123,159
Total stockholders’ equity	205,782	1,403,944	1,453,868	663,918	506,559	186,008

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, thus reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006 and 2007, we began offering technology and engineering, and software design services in China, respectively.

We are focused on the mobile handset, telecommunications equipment, industrial business and digital media end-markets in China. In the mobile handset end-market, we provide module solutions for functionalities such as LCD, camera, power supply and Bluetooth; in the telecommunications equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-market, which commenced in the beginning of 2008, we provide industrial solutions for the green energy and auto-electronics sectors; and in the digital media end-market, we provide solutions for digital set-top boxes and GPS applications. Over the course of our operating history, we have worked with over 1,200 customers, including a majority of the most established manufacturers in the mobile handset, telecommunications equipment and digital media end-markets in China such as ZTE, Huawei and Lenovo. In addition to these original equipment manufacturers, or OEMs, our other customers include industry participants that support these OEMs, such as subsystem designers and contract manufacturers. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, JDS Uniphase, Matsushita and Foxconn. In addition, in October 2006, we became one of the first China-based companies to license software technology and have access to selected source codes directly from Microsoft.

We have two reportable operating segments: product sales consisting of revenues generated by providing customized module design solutions focusing primarily in the mobile handset, telecommunications equipment, industrial business and digital media end-markets, and services revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services.

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

Growth in end-market industries. The rapid growth of the domestic mobile handset, telecommunications equipment, industrial business and digital media end-markets have been important growth drivers for China’s electronics manufacturing industries. Specific markets that we expect to experience continued growth are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecommunications network market, as well as the digital media market particularly relating to digital TV and GPS applications. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset, telecommunications equipment, industrial business and digital media products could materially affect our results of operations.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2005, we began targeting the digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating sales from customized module design solutions for digital home entertainment products, primarily for digital set-top boxes, through sales to our existing end-customers, Haier, Konka, Lenovo and TCL. We have since then grown our revenues generated from this market from constituting 10.8% of our 2005 revenue to 30.1% of our 2008 revenue. We anticipate that sales related to the digital media end-markets will generally have higher profit margins than our mobile handset and telecommunications equipment modules related sales, though such higher margins may decline over time as this industry mature. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to a tough market conditions, the level of consumer and information technology spending has declined and reduced the demand for our mobile handsets since the third quarter of 2008. Furthermore, our profit margins have been reduced since we strategically lowered our pricing in order to grow the business in a slowing economic environment. Our other businesses, such as telecommunications and digital medial products, continue to show solid growth, driven by stable infrastructure investments in the PRC.

Net Revenue

Product sales

For our component sales segment, we do not charge our customers an independent design fee. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. Our net revenue is net of a 17% value-added tax, or VAT.

Our broad and diversified customer base includes many of the major domestic mobile handset, telecommunications equipment and digital consumer electronics manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our three largest customers in the mobile handset market in terms of 2008 net revenue were ZTE, both a large domestic mobile handset manufacturer and one of the largest telecommunications equipment manufacturers in China, TCL and Beijing Tianyu Communication Equipment. Our two largest customers from the telecommunications equipment industry in terms of 2008 net revenue were ZTE and Wuhan Research Institute of Post & Telecommunications, a major telecommunications equipment manufacturer in China. Our largest customer in the digital media end-market in terms of 2008 net revenue was T&W Electronics, a major broadband terminal equipment and digital consumer electronic provider in China. During 2008, ZTE, T&W Electronics, Wuhan Research Institute of Post & Telecommunications, Beijing Tianyu Communications Equipment and TCL, accounted for 11.6%, 10.2%, 5.3%, 3.5% and 3.2% of our net revenue, respectively.

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

Services Revenue

We provide technology and engineering services, and related training and maintenance services to our customers. We generate revenue when our services are rendered and acknowledged by our customers. Our service revenue is net of business tax.

Cost of Sales

Our cost of sales comprises cost of goods sold and cost of services.

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Foxconn (LCD display), JDS Uniphase (optoelectronic components), M-Systems (flash memory, DiskOnChip), Matsushita (switches), Sambu (speakers) and Freescale Semiconductor (automotive solutions). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. During 2008, based on cost of sales, we purchased approximately 31.7%, 12.6%, 7.5% and 5.1% of the components sold to our customers from Broadcom, Foxconn, Matsushita and JDS Uniphase and its affiliated entities, respectively. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

Cost of Services

Cost of services consists of direct staff costs and other direct related costs for providing engineering and technology services including training and materials.

Operating Expenses

Selling, General and Administrative Expenses

Our selling expenses include expenditures to promote our new module solutions and gain a larger customer base, personnel expenses and travel and entertainment costs related to sales and marketing activities, and freight charges. We expense all these expenditures as they are incurred. Selling expenses are expected to continue to grow in the future as we diversify by developing and acquiring new design capabilities and expanding into new end-markets. Also included in selling expenses are allowance for doubtful accounts.

General and administrative expenses include compensation and benefits for our general and administrative staff, professional fees, amortization of intangible assets, foreign exchange losses and general travel and entertainment costs. We expense all general and administrative expenses as they are incurred. We expect that general and administrative expenses will continue to increase for the foreseeable future as a result of our expected continued growth and the continuing costs of complying with U.S. rules and regulations necessary to maintain our listing in the United States.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of December 31, 2008, we had approximately 252 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecommunications equipment, industrial business and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, research and development expenses were higher in 2008 than they were in 2007, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Minority Interests

After July 31, 2008, minority interest consisted of 30% of the outstanding equity interest in Long Rise. For the year ended December 31, 2008, approximately 1.9% of our total net revenue was generated through this subsidiary.

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

Our subsidiaries incorporated in Hong Kong, Comtech Hong Kong, Comtech Broadband, Keen Awards , Rise Year and Hong Kong JJT are subject to taxes on their profits in Hong Kong at 16.5% for 2008, and 17.5% for 2007 and 2006.

Prior to January 1, 2008, the PRC statutory tax rate was 33%. Shenzhen Comtech, Comtech, Communication, Comtech Software, Comloca, Epcot, Huameng PRC and Viewtran PRC (collectively the “Shenzhen Subsidiaries”), being located in the Shenzhen Special Economic Zone in the PRC, are subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries have agreed to operate for a minimum of 10 years in the PRC, the Shenzhen Subsidiaries are entitled to a tax holiday of a two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of the respective Shenzhen Subsidiaries.

On March 16, 2007, the National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”) which sets the income tax rate to 25% for all companies. The new CIT law was effective as of January 1, 2008. The new CIT law provides a five-year transition period from its effective date for those companies which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. For the Shenzhen Subsidiaries that were entitled to a tax holiday such as the two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, the Shenzhen Subsidiaries continue to be entitled to the tax holiday and for Comloca and Huameng PRC which had not commenced their respective tax holiday as of December 31, 2007, the new CIT law requires the tax exemption period to begin on January 1, 2008.

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech was subject to a tax rate of 15% in 2006 and 2007, and a tax rate of 18% in 2008

•	Comtech Communications was subject to a tax rate of 7.5% in 2006 and 2007, and a tax rate of 18% in 2008

•	Comtech Software was under a tax holiday in 2006 and subject to tax rates of 7.5% and 9% for 2007 and 2008, respectively

•	Comloca and Huameng PRC had no assessable profits up to 2007 and were under tax holidays in 2008

•	Viewtran PRC had no assessable profits up to 2006 and was under tax holidays in 2007 and 2008

•	Epcot had no assessable profits up to 2006 and was under tax holidays in 2007 and 2008

As a result of the incentives above, our operations have historically been subject to relatively low tax liabilities, which will increase in the near future. See “Risk factors—Our financial results benefit from tax concessions granted by the PRC government, the change to or expiration of which would materially change our results of operations.” Our effective tax rate was 2.2%, 8.4% and 7.9% in 2008, 2007 and 2006, respectively. Included in the income tax expense for the year ended December 31, 2008 was a deferred income tax benefit of RMB10.8 million as a result of the amortization of intangible assets and impairment of goodwill and intangible assets of RMB28.7 million and RMB33.8 million, respectively.

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

In order to exercise control over Shenzhen Comtech (a PRC operating company legally permitted to engage in a commodity trading business), without direct shareholding by us (a U.S.-listed company and therefore a foreign-invested entity), Honghui Li, our vice president, and Huimo Chen, the mother of Jeffrey Kang, our chief executive officer, through contractual agreements exercise control over Shenzhen Comtech, which in turn owns a controlling interest in Shanghai E&T. Under these contractual agreements, we enjoy voting control and are entitled to the economic interests associated with their equity interest in Shenzhen Comtech and Shanghai E&T. For additional details regarding these contractual agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Acquisition. As of December 31, 2008, our intangible assets primarily consist of customer relationships and non-compete agreements that were acquired in connection with the acquisition of the 100% equity interest in Viewtran, the acquisition of 100% equity interest in Keen Awards, the acquisition of the remaining 45% equity interest in Comtech Broadband and the acquisition of the 70% equity interest in Long Rise. The acquisition of Viewtran was made during 2006, the acquisitions of Keen Awards and Comtech Broadband were made during 2007, and the acquisition of Long Rise was made during 2008. For these acquisitions, we allocate the cost of an acquired entity to the assets acquired and the liabilities assumed based on their estimated fair value on the date of acquisition. This process is commonly referred to as the purchase price allocation. As part of the purchase price allocation, we are required to determine the fair value of any identifiable intangible assets acquired. The determination of the fair value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future. A change in the amount allocated to identifiable intangible assets would have an offsetting effect on the amount of goodwill recognized from the acquisition and would change the amount of amortization expense recognized related to those identifiable intangible assets. In addition, our acquisition consideration payable in relation to our acquisition of Keen Awards is payable at various dates which is contingent upon achieving certain agreed earnings levels over an agreed measurement period. On the date of acquisition, we have recognized consideration payable of RMB63.0 million, which is equal to the estimated fair value of net identifiable assets. Accordingly, upon resolution of the contingency, the fair value of the consideration, which includes $4 million payable in our common stock valued as of August 31, 2007 and a 20% equity interest in Keen Awards, to be paid needs to be determined and adjustment to goodwill or against the net identifiable assets will be made in accordance with SFAS No. 141, Business Combinations.

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

Valuation of Long-Lived Assets. We assess the impairment of long-lived assets, which include goodwill, identifiable intangible assets, and property and equipment (“P&E”), at least annually for goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable for all long-lived assets. Changes in the underlying business could adversely affect the fair value of the enterprise and intangible asset and P&E asset groups. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) our enterprise fair value relative to net book value.

Our impairment evaluation of identifiable intangible assets and P&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations.

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units. The reporting units’ fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs for our business, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the reporting units. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations.

For one of the annual impairment review performed during the year, we determined an impairment loss of RMB4.3 million in relation to one of the reporting units of the Component Sales segment. The impairment was due to the difficult market conditions which had led to a reduction in demand for this reporting unit. As a result of the reduced demand, we revised our future cash flow expectations for this reporting unit. Since the carrying value exceeded the fair value of this reporting unit, which is determined by a discounted cash flow model, a second step of the goodwill impairment test was performed to determine the amount of impairment loss based on any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. During the year, the Company experienced a reduction in cash flow generated from customers. As a result, the Company compared the carrying value of the customer relationships to the undiscounted cash flow expected to be generated from those customers. For those customer relationships for which the carrying amount was larger than its estimated undiscounted cash flow, the

Company recorded an impairment charge to the extent the customer relationships exceeded its fair value. For the year ended December 31, 2008, the Company recorded impairment loss for customer relationships of RMB29.5 million. If actual future demand or market conditions are less favorable than those projected by management, additional impairment charges may be required. We cannot predict the occurrence of future impairment triggering events nor the impact that such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

The net book values of these tangible and intangible long-lived assets at December 31, 2008 and 2007 were as follows:

	Years ended December 31,
	2008		2007
	Amount	Amount	Amount
	(in millions)
Property and equipment, net	$2.6	RMB18.0	RMB17.8
Goodwill	17.1	116.6	99.5
Intangible assets, net	17.7	120.6	148.7

Total net book value	$37.4	RMB255.2	RMB266.0

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of December 31, 2008, our accounts receivable balance was RMB498.0 million ($73.0 million), net of an RMB37.3 million ($5.5 million) allowance for doubtful accounts. As our business grows, we expect our accounts receivable balance to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible accounts receivable could exceed our current or future allowances.

Share-based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award and requires compensation cost to reflect estimated forfeitures. The determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected share option exercise behaviors, risk-free interest rate and expected dividends. Furthermore, we estimate forfeitures at the time of grant and record share-based compensation expense only for those awards that are expected to vest. If actual forfeitures differ from those estimates, we revise the estimates used in subsequent periods which will affect the amount of employee share-based compensation expenses we recognize in our consolidated financial statements. SFAS No. 123R was adopted using the modified prospective method of application. Under this method, we record share-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006 and for share-based awards granted after January 1, 2006. Compensation cost is recognized on a straight line basis over the requisite service period, which is generally the same as the vesting period. Since the adoption of SFAS No. 123R, we have only granted equity share unit and performance shares to minimize the level of estimation. Our share-based compensation expense for the years ended December 31, 2008 and 2007 was RMB40.7 million ($6.0 million) and RMB38.0 million, respectively.

We currently use authorized shares to satisfy share award exercises.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is irrecoverable and full valuation allowance is provided as of December 31, 2008. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, the valuation allowance against our deferred tax asset may be adjusted.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we apply a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2008, all uncertain tax positions were considered to be more likely than not to be sustained upon examination by the relevant authorities. If, in the future, our assumptions and estimates that resulted in the determination of sustainability prove to be incorrect, a tax expense adjustment may be necessary.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Net Revenue. Total net revenue increased RMB293.0 million ($42.9 million), or 17.6%, in 2008 when compared to 2007. The increase was mainly due to an increase in product sales by approximately RMB334.0 million ($49.0 million), but partly offset by a decrease in services revenue of RMB41.0 million ($6.0 million).

Product Sales

Details of product sales by product type for the years ended December 31, 2008 and 2007 were as follows:

	Years ended December 31,
	2008		2008	2007	2007
	(in millions, except for percentages)
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
Mobile handset	$101.1	RMB689.8	35.2%	RMB672.6	40.4%	2.6%
Telecommunications equipment	82.5	563.4	28.8	509.1	30.5	10.7
Industrial business	13.0	88.7	4.5	—	—	—
Digital media and other (1)	86.5	589.9	30.1	416.1	25.0	41.8

Total product sales	$283.1	RMB1,931.8	98.6%	RMB1,597.8	95.9%	20.9%

(1)	Other includes sales of lightning protection devices for wireless base stations and storage technology solutions.

Product sales for the year ended 2008 was RMB1,931.8 million ($283.1 million), or RMB334.0 million (20.9%), higher than the year ended 2007. Mobile handset related sales increased by RMB17.2 million ($2.5 million), or 2.6%, telecommunications equipment related sales increased by RMB54.3 million ($8.0 million), or 10.7%, and digital media and other sales increased by RMB173.8 million ($25.5 million), or 41.8%. In 2008, we had a new market, industrial business, which contributed RMB88.7 million ($13.0 million) of sales for the year ended 2008. The increase in product sales was mainly attributable to increased sales volume, which resulted from an increase in customer base, an increase in our product variety for all product markets and lower selling prices (which attracted additional customers), particularly for mobile handset products. The wider variety of component solutions drove an increase in sales orders from some existing customers such as ZTE and T&W. The contribution to total net revenue by digital media and other sales in 2008 increased to RMB589.9 million ($86.5 million), or 30.1% of total net revenue, from RMB416.1 million, or 25.0% of total net revenue, in 2007. Though we had an increase in revenue for telecommunications equipment related sales, its contribution to total net revenue decreased from 30.5% in 2007 to 28.8% in 2008. The contribution to total net revenue by mobile handsets also decreased, from 40.4% in 2007 to 35.2% in 2008.

Services Revenue. Services revenue for the years ended December 31, 2008 and 2007 were as follows:

	Years ended December 31,
	2008		2008	2007	2007
	Amount		% of Net Revenue	Amount	% of Net Revenue
	(in millions, except for percentages)
Services revenue	$4.1	RMB27.7	1.4%	RMB68.7	4.1%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services. The decrease of RMB41.0 million ($6.0 million), or 59.7%, was mainly attributable to our strategic focus on lower-end product markets.

Gross Profit. Gross profit was RMB316.8 million ($46.4 million) in 2008, a decrease of RMB6.1 million ($0.9 million), or 1.9% when compared to RMB322.9 million in 2007. Gross margin was 16.2% in 2008, compared to 19.4% in 2007. The decrease in both gross profit and percentage is primarily attributable to reduced selling prices for mobile handset products and a decrease in services revenue, which has a higher margin than the other markets in which we operate.

Selling, General, Administrative, Research & Development Expenses and impairment loss of goodwill and intangible assets. Selling, general and administrative, R&D expenses and impairment loss of goodwill and intangible assets were RMB244.5 million ($35.8 million) in the year ended 2008, or 38.4% higher than those of the same period the prior year. The expenses for the years ended December 31, 2008 and 2007 were as follows:

	Years ended December 31,
	2008		2008	2007	2007
	Amount	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in millions, except for percentages)
Selling expenses	$6.7	RMB45.7	2.3%	RMB52.8	3.2%
General and administrative expenses	16.8	114.0	5.8	82.8	4.9
R&D expenses	7.4	51.0	2.6	41.0	2.5
Impairment loss of goodwill and intangible assets	4.9	33.8	1.7	—	—

Total	$35.8	RMB244.5	12.4%	RMB176.6	10.6%

Selling, General and Administrative Expenses. The decrease in selling expenses in 2008 of RMB7.1 million ($1.0 million), or 13.4%, was mainly attributable to a reduction in the charge for doubtful accounts of RMB6.9 million, compared to RMB15.1 million made in 2007 offset by an increase in other selling expenses such as freight charges of approximately RMB1.3 million as a result of increased sales volume.

The increase in general and administrative expenses of RMB31.2 million ($4.6 million), or 37.7%, was primarily attributable to an increase in amortization of intangible assets of RMB15.3 million, increased foreign exchange loss of RMB11.7 million, an increase in share-based compensation cost of RMB7.0 million. The increase was offset in part by a decrease in general administrative expenses of RMB2.8 million.

R&D Expenses. R&D expenses increased in 2008 by RMB10.0 million ($1.5 million), or 24.4%, as compared to 2007. The increase was primarily attributable to the increase in in-process research and development of RMB4.4 million ($0.6 million) and R&D personnel and engineers and additional research expenditures spent for potential new markets, such as industrial business.

Interest Expense. Interest expense decreased in 2008 by RMB1.2 million ($0.2 million) or 52.2%, as compared to 2007. The decrease in interest expense was attributable to a decrease in average interest rate and the average bank borrowing balances.

Interest Income. Interest income in 2008 amounted to RMB27.9 million ($4.1 million), compared to RMB25.6 million in 2007. The increase by RMB2.3 million ($0.3 million) was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering in April 2007.

Income Tax. The effective tax rate for 2008 was 2.2% compared to 8.4% for 2007. Included in the income tax expense for the year ended December 31, 2008 was a deferred income tax benefit of RMB10.8 million as a result of the amortization of intangible assets and impairment of goodwill and intangible assets of RMB28.7 million and RMB33.8 million, respectively.

Net Income; Earnings Per Share. As a result of the above items, net income for 2008 was RMB95.9 million ($14.1 million), compared to net income of RMB152.4 million in 2007. We reported basic per share earnings of RMB2.49 ($0.37) for 2008, based on 38,488,861 outstanding weighted average shares, and a diluted per share earnings of RMB2.42 ($0.36), based on 39,585,921 outstanding weighted average shares, compared to basic per share earnings of RMB4.12 for 2007, based on 36,974,100 outstanding weighted average shares, and a diluted per share earnings of RMB3.98, based on 38,306,969 outstanding weighted average shares.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Net Revenue. Total net revenue increased RMB342.9 million, or 25.9% in 2007 when compared to 2006. The increase was mainly due to an increase in product sales by approximately RMB328.6 million and the new services revenue by RMB14.3 million.

Product Sales

Details of product sales by product type for the years ended December 31, 2007 and 2006 were as follows:

	Years ended December 31,
	2007	2007	2006	2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	% change
	(in millions, except for percentages)
Mobile handset	RMB 672.6	40.4%	RMB525.4	39.7%	28.0%
Telecommunications equipment	509.1	30.5	455.2	34.4	11.8
Digital media and other (1)	416.1	25.0	288.6	21.8	44.2

Total product sales	RMB1,597.8	95.9%	RMB1,269.2	95.9%	25.9%

(1)	Other includes sales of lightning protection devices for wireless base stations and storage technology solutions.

Product sales for the year ended 2007 was RMB1,597.8 million, or RMB328.6 million or 25.9% higher than the year ended 2006. Mobile handset related sales increased by RMB147.2 million, or 28.0%, telecommunications equipment related sales increased by RMB53.9 million, or 11.8%, and digital media and other sales increased by RMB127.5 million, or 44.2%. The increase in product sales was mainly attributable to stable growth in sales volume, which resulted from an increase in our customer base and an increase in our product types for all markets. The wider variety of product solutions drove the increase in sales orders from some existing customers, such as ZTE. The newly introduced business lines in digital media markets, such as home entertainment products also contributed to the increase. The contribution to total net revenue by digital media and other sales in 2007 increased to RMB416.1 million, or 25.0% of total net revenue, from RMB288.6 million, or 21.8% of total net revenue, in 2006. Though we had an increase in revenue amounts for telecommunications equipment related sales, its contribution to total net revenue decreased from 34.4% in 2006 to 30.5% in 2007 due to significant growth in our digital media business. The contribution to total net revenue by mobile handsets remained consistent in 2007 as compared to 2006 (40.4% in 2007 and 39.7% in 2006).

Services Revenue. Services revenue for the years ended December 31, 2007 and 2006 were as follows

	Years ended December 31,
	2007	2007	2006	2006
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in millions, except for percentages)
Services revenue	RMB68.7	4.1%	RMB54.4	4.1%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services commencing from January 2006. The increase of RMB14.3 million, or 26.3%, was mainly attributable to greater sales generated from software design services, as a result of the acquisition of Viewtran and Keen Awards.

Gross Profit. Gross profit was RMB322.9 million in 2007, an increase of RMB76.2 million, or 30.9% when compared to RMB246.7 million in 2006. The increase in both gross profit and percentage is primarily attributable to a change in product mix. Digital media module related sales have generally higher margins than the other two market sales. The higher margin for services revenue and the fact that no inventory was written off in 2007 (as RMB7.4 million was in 2006) also contributed to the increase.

Selling, General, Administrative, and Research & Development Expenses. Selling, general and administrative and R&D expenses were RMB173.8 million in the year ended 2007, or 47.2% higher than those of the same period the prior year. The expenses for the years ended December 31, 2007 and 2006 were as follows:

	Years ended December 31,
	2007	2007	2006	2006
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in millions, except for percentages)
Selling expenses	RMB52.8	3.2%	RMB41.3	3.1%
General and administrative expenses	82.8	4.8	48.8	3.7
R&D expenses	41.0	2.5	28.0	2.1

Total	RMB176.6	10.5%	RMB118.1	8.9%

Selling, General and Administrative Expenses. The increase in selling expenses in 2007 of RMB11.5 million, or 27.8%, was mainly attributable to an increase in our bad debt provision of RMB15.1 million in 2007. An increase in sales staff costs of RMB2.4 million and share-based compensation of RMB3.3 million also contributed to the increase. Despite the increased sales volume, because of our tighter controls of costs, other indirect selling expenses such as freight charges and salesperson expenses were decreased, which was offset in part to the increase in selling expenses.

The increase in general and administrative expenses of RMB34.0 million, or 69.7%, was primarily attributable to additional salaries and other costs associated with our new employees of RMB10.5 million and an increase in share-based compensation of RMB6.6 million. In addition, the increased amortization of intangible assets of RMB12.7 million also contributed to the increase. The balance of the increase was contributed by increase in office access and other general administrative expense.

R&D Expenses. R&D expenses increased in 2007 by RMB13.0 million, or 46.4%, as compared to 2006. The increase was primarily attributable to the significant increase in R&D personnel and engineers, in which the related staff cost and share-based compensation increased by approximately RMB4.4 million and RMB8.1 million, respectively. The remaining increase resulted from additional research expenditures spent for potential new markets, such as digital media solutions.

Interest Expense. Interest expense decreased in 2007 by RMB0.6 million or 19.4%, as compared to 2006. The decrease in interest expense was attributable to a decrease in the average interest rate and the average book borrowing balance.

Interest Income. Interest income in 2007 amounted to RMB25.6 million, compared to RMB7.4 million in 2006. The significant increase was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering in April 2007.

Income Tax. The effective tax rate for 2007 was 8.4% compared to 7.9% for 2006. The increase in the effective tax rate was primarily due to subsidiaries with higher tax rates representing a greater percentage of our revenues in 2007.

Net Income; Earnings Per Share. As a result of the above items, net income for 2007 was RMB152.4 million, compared to net income of RMB123.3 million in 2006. We reported basic per share earnings of RMB4.12 ($0.57) for 2007, based on 36,974,100 outstanding weighted average shares, and a diluted per share earnings of RMB3.98, based on 38,306,969 outstanding weighted average shares, compared to basic per share earnings of RMB3.83 for 2006, based on 32,200,044 outstanding weighted average shares, and a diluted per share earnings of RMB3.64, based on 33,829,519 outstanding weighted average shares.

Quarterly Results of Operations

The following table presents our supplemental selected unaudited quarterly results of operations for the eight quarters prior to and including the quarter ended December 31, 2008. You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Form 10K. In our management’s opinion, we have prepared our unaudited quarterly results of operations on substantially the same basis as our audited consolidated financial statements. Due to the evolving nature of our business and other factors affecting our business as described under “Item 1A. Risk factors”, our results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	For the three months ended,
	Dec 31, 2008	Sept. 30, 2008	June 30, 2008	Mar 31, 2008	Dec 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
	(in millions of RMB, except per share data)
Net revenue	561.8	507.8	467.9	422.0	517.2	420.4	384.8	344.1
Gross profit	80.0	70.2	84.2	82.4	100.9	81.8	74.4	65.8
Net income	5.1	9.4	44.4	37.0	44.2	41.0	38.7	28.6
Earnings per share
Basic	0.14	0.24	1.14	0.95	1.13	1.07	1.05	0.86
Diluted	0.14	0.24	1.11	0.93	1.10	1.04	1.02	0.83

The overall increase in our net revenue over the past two years was consistent with (1) increasing dales for product solutions in China’s domestic market as China’s telecommunications operators continued to have stable demand, and (2) a wider variety of products (which were acquired by acquiring the operating business that developed the products) generating revenue.

We believe that the decrease in gross profit in the later half of 2008 was primarily attributable to our lower pricing strategy for mobile handset related sales.

The decrease in our net income in the latter half of 2008 was primarily due to the recognition of an impairment loss of goodwill and intangible assets.

Recently Issued Accounting Pronouncements

FASB Statement No. 141(R) (“SFAS No. 141(R)” and FASB Statement No. 160 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. SFAS No. 160 is effective for the Company on January 1, 2009. Except for the classification of minority interest as a component of equity, we do not expect the initial adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

FASB Statement No. 161 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which requires enhanced disclosures about an entity’s derivatives and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will be no impact on the results of operations and financial position.

Liquidity and Capital Resources

Cash Flows and Working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three months. Accordingly, additional working capital, being current assets less current liabilities, is needed to fund this timing difference.

As at December 31, 2008, apart from the cash payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of December 31, 2008, we had approximately RMB686.4 million ($100.6 million) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, increased operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of December 31, 2008, we had working capital of RMB1,172.3 million ($171.8 million), including RMB686.4 million ($100.6 million) in cash, as compared with working capital of RMB1,212.0 million including RMB919.7 million in cash as of December 31, 2007.

Operating activities provided cash of RMB97.5 million ($14.3 million) for the year ended December 31, 2008, compared to cash generated of RMB46.4 million for the year ended December 31, 2007. The increase in cash generated from operating activities as compared to the prior year is primarily due to tighter inventory purchase control.

Operating activities provided cash of RMB46.4 million for the year ended December 31, 2007. The decrease in cash generated from operating activities as compared to the prior year is primarily due to an increase in accounts receivable of RMB156.3 million and an increase in inventory of RMB59.1 million. Accounts receivable increased due to an increase in sales in the second half of 2007 which have not been settled. Cash provided by operating activities was offset in part due to an increase in accounts payable of RMB65.7 million, which results from tight payment control in 2007.

Investing activities used RMB117.8 million ($17.3 million) during 2008, mainly for an increase in pledged bank deposits of RMB69.0 million ($10.1 million) and payments for the acquisition of subsidiaries of RMB41.3 million ($6.1 million). The remaining major investing activities were the purchases of fixed assets of RMB7.5 million ($1.1 million). Investing activities used RMB91.7 million during 2007, mainly for payments for the acquisition of subsidiaries of RMB82.8 million, and for purchases of fixed assets of RMB9.0 million.

Financing activities used net cash of RMB180.6 million ($26.5 million) during 2008, primarily for purchase of treasury stock of RMB162.7 million ($23.8 million) and repayment of bank borrowings of RMB17.9 million ($2.7 million). Financing activities provided net cash of RMB625.1 million during 2007. On April 23, 2007, we publicly sold 4,400,000 shares of our common stock at USD16.6688 and granted our underwriters, Lehman Brothers Inc., as representative of the several underwriters, an option to purchase up to an additional 660,000 shares to cover over-allotments, at the same price per share. On May 9, 2007, the underwriters exercised their over-allotment options and we completed the sale of the over-allotment options shares. We received net proceeds of approximately RMB641.9 million. Cash was also provided by net proceeds from exercise of stock options and warrants of RMB3.3 million. The cash inflow was reduced by repayment of bank borrowing during the 2007 of RMB20.0 million.

Distributions by our PRC operating companies to us may be subject to governmental approval and taxation. Any transfer of funds from us to our PRC operating companies, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions. To date, none of our PRC operating companies, including Shenzhen Comtech and Shanghai E&T, have declared or paid dividends to us, and historically, we have not relied on such distributions for our liquidity needs. In addition, we have not declared dividends since the share exchange transaction. Our holding companies have no business operations and therefore the related expenses are relatively low, consisting mainly of legal, accounting and other fees and expenses associated with being a holding company or, in the case of Cogo Group, Inc., a public company. Our major operating companies, Comtech Hong Kong, Comtech Broadband and Keen Awards, Hong Kong incorporated companies, and Comtech Communication, Comtech Software and Viewtran, wholly owned foreign enterprises, are legally permitted to declare and pay dividends, enabling them to provide any funds necessary to meet the holding companies’ limited operating expenses, although in the case of a wholly owned foreign enterprise, such dividends would be subject to the conditions described in “Risk Factors—PRC laws and our corporate structure may restrict our ability to receive dividend payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.” We do not expect restrictions between us and our PRC operating companies to affect our liquidity and capital resources in the near future. For risks associated with the uncertainty in our receipt of the equivalent economic interest in connection with the equity interest in Shenzhen Comtech, see “Risk factors—PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.”

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

Indebtedness

On October 7, 2005, the Group entered into a $5 million U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited, or SCB, and a $9 million U.S. dollar denominated facility with Bank of China, or BOC. In 2006, BOC increased the amount available under the facility $15 million. Both of the SCB and BOC facilities are guaranteed by Cogo Group, Inc. On October 10, 2008, the amount available under the facility was increased to $41 million. Apart from income from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

As of December 31, 2008, there was no outstanding loan balance under the SCB facility. This facility is secured by funds on deposit in an amount not less than $2 million, and bears interest from 1.5% per annum over HIBOR or U.S. prime, depending on different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party.

As of December 31, 2008, there was no outstanding loan balance under the BOC facility. This facility is secured by funds on deposit in an amount not less than $15 million, and bears interest from LIBOR plus 2.25% per annum, depending on different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us.

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 4% to 6% of the balance transferred, which is recorded as interest expense. For the year ended December 31, 2008, we had received proceeds from the sales of the bills receivable amounting to RMB74.6 million ($10.9 million), compared with RMB90.9 million for the previous year.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual payment obligations for operating leases and purchase obligations as of December 31, 2008:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions of RMB)
Operating lease obligations	11.8	8.7	3.1	—	—
Purchase obligations	215.9	215.9	—	—	—
Payable for acquisitions	131.0	131.0	—	—	—

Total	358.7	355.6	3.1	—	—

Operating lease obligations consist primarily of operating lease agreements for our office facilities, including our head office and research center in Shenzhen. Our leases have remaining terms ranging from one to 21 months.

Purchase obligations consists of outstanding purchase orders for components from our suppliers. We do not have any minimum purchase obligations with these suppliers.

Payable for acquisitions consists of amounts payable by us in relation to our acquisition of Keen Awards Limited and the remaining minority interest of Comtech Broadband Corporation Limited in 2007 and 70% of Long Rise in 2008. The balance of RMB29.2 million ($4.3 million) payable relates to our acquisition of Keen Awards Limited which is contingent upon achieving certain agreed earnings levels over the next year.

Off-Balance Sheet Arrangements

Apart from the discounting of receivables discussed under “Indebtedness” and operating lease obligations discussed under “Contractual Obligations,” we have no outstanding off-balance sheet arrangements, derivative financial instruments, interest rate swap transactions or foreign currency forward contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

The SAFE of the PRC, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules”. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2008, the exchange rate of RMB to $1 was RMB6.8225.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2008 and 2007, we have cash denominated in U.S. dollars amounting to RMB299.6 million ($43.9 million) and RMB763.7 million and cash denominated in Australian dollars amounting to RMB51.4 million ($7.5 million) and Nil, respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB44.6 million ($6.5 million) for the year ended December 31, 2008. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. We do not have any bank borrowings as of December 31, 2008.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 1.5%, 4.8% and 5.9% in 2006, 2007 and 2008 respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Reports of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2008 and 2007.

3.	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

4.	Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

6.	Notes to Consolidated Financial Statements.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March     , 2009.

Name	Age	Position
Jeffrey Kang	39	Chief Executive Officer and Chairman of the Board
Yi Yuan	48	President
Frank Zheng	42	Chief Financial Officer, Treasurer and Secretary and Director
Q.Y. Ma (1)(2)(3)	52	Director
JP Gan (1)(2)(3)	37	Director
George Mao (1)(2)(3)	47	Director

(1)	Member of Audit Committee
(2)	Member of Nominating and Governance Committee
(3)	Member of Compensation Committee

Jeffrey Kang, Chairman of the Board and Chief Executive Officer. Mr. Kang was a co-founder of Cogo and has served as our chief executive officer and chairman of the board since September 1999. Mr. Kang founded Shenzhen Matsunichi Electronics Co., Ltd. and Matsunichi Electronic (Hong Kong) Limited, a predecessor of the Company, in 1995, when Matsunichi commenced operations as a distributor for Matsushita. In 1999, Mr. Kang transferred all operations and assets of Matsunichi into the Company’s immediate predecessor. Prior to forming Matsunichi, Mr. Kang worked for Matsushita Electronics from June 1992 to July 1995 where he was responsible for selling components to the telecommunications industry within China. From 1998 to 1999, Mr. Kang was vice president of Shenzhen SME (Small and Medium Enterprises) Association, a non-profit association in Shenzhen. Mr. Kang earned a B.S. degree in Electrical Engineering from South China Technology University in Guangzhou, China.

Yi Yuan, President. Mr. Yuan has been the President of Cogo since May 8, 2008 and was the Chief Operating Officer from April 1, 2008 through May 8, 2008. Prior to joining Cogo, Mr. Yuan was the President of TCL Communication Technology from September 2005 to February 2008. Prior to joining TCL, he had been in various positions at Broadcom from March 2000 to August 2005, including the Chief Representative, General Manager and Director of Sales for Greater China and the Director of Asia business development. Prior to joining Broadcom, he was the global business manager at Texas Instruments where he pioneered China development. Mr. Yuan received a B.S. degree from Shanghai Jiao Tong University and obtained a M.S. degree in Electronic Engineering from Northern Illinois University.

Frank Zheng, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Zheng has been Chief Financial Officer since January 1, 2008, Treasurer and Secretary from May 2008, was a director from January 2005 to December 2007 and was re-elected a director in December 2008. He was the vice president of travel service for eLong, Inc., a leading online travel service company in China, from July 2000 to June 2007. Mr. Zheng was responsible for the overall operation of eLong’s travel services. Before he joined eLong, Mr. Zheng was a senior director of travel services with Asia.com. From 1994 through 2000, Mr. Zheng held various financial and operations positions with The Bank of New York, The Reserve Management Corp, and Dean Witter Intercapital Company. Mr. Zheng received a B.B.A degree in Accounting from City University of New York.

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

Board Committees

Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee, each established in 2005. Our board of directors has determined that Dr. Ma, Mr. Gan and Dr. Mao, the members of these committees, are “independent” under the current independence standards of Nasdaq Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act). Our board of directors has also determined that these persons have no material relationships with us—either directly or as a partner, stockholder or officer of any entity—which could be inconsistent with a finding of their independence as members of our board of directors.

Audit Committee

The audit committee, consisting of Dr. Ma, Mr. Gan and Dr. Mao, oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

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

Our board of directors has determined that Mr. Gan, the Chair of the Audit Committee, is an “audit committee financial expert” as defined by the SEC’s rules.

Nominating And Corporate Governance Committee

The nominating and governance committee, consisting of Dr. Ma, Mr. Gan and Dr. Mao, is responsible for identifying potential candidates to serve on our board and its committees. The committee’s responsibilities include the following functions:

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

The nominating and corporate governance committee will consider director candidates recommended by security holders. Potential nominees to the board of directors are required to have such experience in business or financial matters as would make such nominee an asset to the board and may, under certain circumstances, be required to be “independent”, as such term is defined under independence standards applicable to the Company. Security holders wishing to submit the name of a person as a potential nominee to the board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o Cogo

Group, Inc., Suite 1001, Tower C, Skyworth Building, High-Tech Industrial Park, Nanshan, Shenzhen 518057, People’s Republic of China. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the committee, and/or any other method the committee deems appropriate, which may, but need not, include a questionnaire. The committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The committee need not engage in an evaluation process unless (1) there is a vacancy on the board, (2) a director is not standing for re-election, or (3) the committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.

Compensation Committee

The compensation committee, consisting of Dr. Ma, Mr. Gan and Dr. Mao, is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. Its responsibilities include the following functions:

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2008.

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

Elements of Compensation

Compensation consists of following elements:

Base Salary. Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, and the other elements of the executive officer’s compensation, including share-based compensation. Our intent is to target executive base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased annually to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Based on publicly available information, we believe that the base salaries established for our executive officers are comparable to those paid by similar companies in our industry.

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

Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. Incentive compensation is intended to compensate executive officers, employees, consultants and directors for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives are expected to vary depending on the individual executive, but are expected to relate generally to strategic factors such as expansion of our services and to financial factors such as improving our results of operations. The actual amount of incentive compensation for the prior year will be determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each year. Specific performance targets used to determine incentive compensation for each of our executive officers in 2009 have not yet been determined.

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

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jeffrey Kang, Chairman and Chief Executive Officer	2008 2007 2006	74,940 30,776 66,847	— — —	320,600 — —	— 269,800 269,800	— — —	2,119 1,539 2,471	(1)(2) (2) (1)(2)	397,659 302,115 339,118

Yi Yuan, President	2008	100,000	—	217,000	—	—	1,548	(3)	318,548

Frank Zheng, Chief Financial Officer	2008	100,000	—	387,392	—	—	1,548	(4)	488,940

(1)	Mr. Kang is entitled to retirement benefits under a PRC government-managed retirement plan. Expenses related to Mr. Kang’s participation in the PRC government managed retirement plan amounted to approximately RMB3,893 ($571) for the year ended December 31, 2008 and RMB6,250 ($807) for the year ended December 31, 2006.
(2)	Mr. Kang is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Kang’s participation in the mandatory provident fund scheme amounted to approximately HKD 12,000 ($1,548) for the year ended December 31, 2008, HKD12,000 ($1,539) for the year ended December 31, 2007 and HKD13,000 ($1,664) for the year ended December 31, 2006.
(3)	Mr. Yuan is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Yuan’s participation in the mandatory provident fund scheme amounted to approximately HKD 12,000 ($1,548) for the year ended December 31, 2008.
(4)	Mr. Zheng is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Zheng’s participation in the mandatory provident fund scheme amounted to approximately HKD 12,000 ($1,548) for the year ended December 31, 2008.

Director Compensation

The following table summarizes compensation that our directors earned during 2008 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Kang	—	—		—	—	—	—	—
Frank Zheng	—	—		—	—	—	—	—
Hope Ni(1)	—	45,000	(2)	—	—	—	—	45,000
Q.Y. Ma	—	25,000	(3)	—	—	—	—	25,000
JP Gan	—	45,000	(2)	—	—	—	—	45,000
George Mao	—	25,000	(3)	—	—	—	—	25,000

(1)	Hope Ni is no longer a member of our Board of Directors.
(2)	Consists of 2,807 shares of restricted stock.
(3)	Consists of 1,560 shares of restricted stock.

No options were granted to our non-employee directors in 2008. In the event a non-employee joins our Board of Directors, such person will be entitled to receive restricted shares on a pro rata basis for the portion of the period for which he or she will serve. All of the restricted shares granted to the incoming directors will be exercisable at the fair market value on the date of grant and will vest quarterly during the remainder of the period following the close of grant.

On December 22, 2008, the Compensation Committee of our Board of Director approved the following compensation for members of our Board of Directors in 2009: Mr. Gan will receive $45,000 in cash and 6,193 restricted shares based on the closing price of Cogo’s common stock on December 23, 2008, and Dr. Ma and Dr. Mao each received $25,000 in cash and 3,440 restricted shares based on the closing price of Cogo’s common stock on December 23, 2008.

Grants of Plan Based Awards

The following table summarizes our awards made to our named executive officers under any plan in 2008.

	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)
			Threshold (#)	Target (#)	Maximum (#)
Yi Yuan	March 27, 2008	March 27, 2008	N/A	N/A	N/A	80,000	(1)	—	—	10.85
Frank Zheng	December 24, 2007	December 21, 2007	N/A	N/A	N/A	45,000	(2)	—	—	16.03

(1)	Mr. Yuan was granted 80,000 shares on March 27, 2008 to vest quarterly over 3 years from April 1, 2008 to March 31, 2011.
(2)	Mr. Zheng was granted 45,000 shares on January 1, 2008 to vest quarterly over 3 years from January 1, 2008 to December 31, 2010.

2004 Stock Incentive Plan

On August 3, 2004, the Company’s board of directors adopted the 2004 Stock Incentive Plan (“2004 Plan”), under which 2,500,000 shares of common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. The purpose of the Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of common stock. The 2004 Plan provides for a term of ten years from the date of its adoption by the board of directors (unless the 2004 Plan is earlier terminated), after which no awards may be made. Options granted under the 2004 Plan are either incentive stock options (i.e., options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the U.S. Internal Revenue Code (IRC) and that do not result in tax deductions to us unless participants fail to comply with that Section) or options that do not so qualify.

Our board of directors determines when options under the 2004 Plan are exercisable and the option exercise price. The 2004 Plan permits options to be exercised with cash, check, certain other shares of our common stock, consideration received by us under “cashless exercise” programs, or if permitted by our board, promissory notes or other property. Our board also determines the performance goals and performance period for performance shares; the purchase price and conditions of repurchase for restricted stock and the terms of stock appreciation rights. Our board may at any time accelerate the vesting of any outstanding award. In the event we are sold, merged, consolidated, reorganized or liquidated, our board may take any of the following actions as to outstanding awards: (a) provide that the successor will assume or provide a substitute for the awards; (b) provide that all unexercised options and stock appreciation rights shall terminate immediately prior to the consummation of the transaction, if not previously exercised; (c) in the event of a sale where common stockholders receive cash for their shares, provide that each outstanding vested option and stock appreciation right will be exchanged for a payment in cash equal to the excess of the sales price over the exercise price; and (d) make such other adjustments deemed necessary to provide participants with a benefit substantially similar to that which they would have been entitled had the event not occurred. In the event of any stock dividend, split, recapitalization or other similar change, our board may adjust the number and kind of shares subject to outstanding awards, the exercise or purchase price of awards, and any other equitable adjustments it deems appropriate.

The 2004 Plan and the Directors’ Plan are administered by the compensation committee of our board of directors. The compensation committee selects the employees to whom awards are to be granted, the number of shares to be subject to such awards, and the terms and conditions of such awards, provided that any discretion exercised by the compensation committee must be consistent with resolutions adopted by our board and the terms of the 2004 Plan.

As of December 31, 2008, options to purchase an aggregate of 2,235,832 shares had been granted under the Incentive Plan, and options to purchase an aggregate of 115,000 shares had been granted under the Directors’ Plan.

2006 Equity Incentive Plan

On December 20, 2006, the Company’s board of directors adopted the 2006 Equity Incentive Plan (“2006 Plan”), under which provides for the grant of options, stock appreciation rights (“SARs”), performance share awards and restricted stock awards of up to an aggregate of 4,800,000 shares of Common Stock to officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2006 Plan. The number of shares of Common Stock for which awards may be granted to a participant under the 2006 Plan in any calendar year cannot exceed 2,400,000 shares.

Currently, there are 58 employees and directors who would be entitled to receive restricted shares under the 2006 Plan. Future new hires and additional consultants would be eligible to participate in the 2006 Plan as well. The number of restricted shares to be granted to executives and directors cannot be determined at this time as the grant of restricted shares is dependent upon various factors such as hiring requirements and job performance.

Administration of the 2006 Plan

The 2006 Plan is administered by the Board of Directors or a committee of the Board of Directors consisting of not less than two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m) (in either case, the “Committee”). Among other things, the Committee has complete discretion, subject to the express limits of the 2006 Plan, to determine the employees and independent contractors to be granted an award, the type of award to be granted, the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each SAR, the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the stock, and the required withholding. The Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is obtained. The Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2006 Plan. Notwithstanding the foregoing, the Committee does not have any authority to grant or modify an award under the 2006 Plan with terms or conditions that would cause the grant, vesting or exercise to be considered nonqualified “deferred compensation” subject to Code Section 409A.

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

As of December 31, 2008, restricted stock award of an aggregate of 3,177,493 shares had been granted under the 2006 Plan, restricted award and options to purchase an aggregate of 263,500 shares and 2,235,832 shares had been granted under the 2004 Plan, respectively, and options to purchase an aggregate of 115,000 shares had been granted under the Directors’ Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2008.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable	—	—	—	—		—	—	—
Jeffrey Kang	450,043	—	—	3.74	November 11, 2014	40,000	(1)	194,400	—	—
Yi Yuan	—	—	—	—	—	60,000	(2)	291,600	—	—
Frank Zheng	—	—	—	—	—	30,000	(3)	145,800	—	—

(1)	5,000 shares vest over 3 years for each quarter of 2008, 2009 and 2010 on March 31, June 30, September 30 and December 31.
(2)	6,667 shares vest over each quarter on June 30, September 30 and December 31 in 2009 and 2010, and 6,666 vest on March 31 in 2009, 2010 and 2011.
(3)	3,750 shares vest over 3 years for each quarter of 2009 and 2010 on March 31, June 30, September 30 and December 31.
(4)	The market value of the shares that have not vested has been calculated by multiplying the number of shares times $4.86, which represents the last reported sale price of our common stock on the Nasdaq Global Market on December 31, 2008, which is the last day of the most recent fiscal year.

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2008 and shares of restricted stock that vested in 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Jeffrey Kang	—	—	20,000	(1)	150,150.00	(4)
Yi Yuan	—	—	20,000	(2)	128,253.84	(5)
Frank Zheng	—	—	15,000	(3)	112,612.50	(4)

(1)	5,000 shares vested each quarter on march 31, June 30, September 30 and December 31.
(2)	6,666 shares vested on June 30 and 6,667 vested on September 30 and December 31.
(3)	3,750 shares vested each quarter on March 31, June 30, September 30 and December 31.
(4)	The market value of the shares realized on vesting has been calculated by adding the number of shares vested in each quarter times the last reported sale price of our common stock on the Nasdaq Global Market on March 31, June 30, September 30 and December 31, which are $10.79, $9.11, $5.27 and $4.86, respectively.
(5)	The market value of the shares realized on vesting has been calculated by adding the number of shares vested in each quarter times the last reported sale price of our common stock on the Nasdaq Global Market on June 30, September 30 and December 31, which are $9.11, $5.27 and $4.86, respectively.

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

The following table sets forth, as of March 9, 2009, certain information as to the stock ownership of (1) each person known by us to own beneficially more than five percent of our common stock, (2) each of our directors, (3) each of our executive officers, and

(4) our executive officers and directors as a group. The business address of each shareholder is c/o Cogo Group, Inc. Company, Suite 1001, Tower C, Skyworth Building, High-Tech Industrial Park, Nanshan, Shenzhen 518057, People’s Republic of China.

	Number of Shares Beneficially Owned (1)		Percentage Ownership
Name of Beneficial Owner
Jeffrey Kang	10,291,567	(2)(3)	29.21%
Yi Yuan	80,000		*
Frank Zheng	53,801	(4)	*
Q.Y. Ma	11,301	(5)	*
JP Gan	9,000		*
George Mao	5,000		*
All executive officers and directors as a group (6 persons)	10,450,669		29.66%

Principal Stockholders
Nan Ji	9,651,524	(3)(7)	37.39%
Comtech Global Investment Ltd.	9,651,524	(3)(7)	37.39%
Yi Kang	2,290,028	(6)	6.50%
Ren Investment International Ltd.	2,290,028	(6)	6.50%

*	Represents beneficial ownership of less than one percent of our outstanding shares.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 9, 2009 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 35,633,886 shares of common stock outstanding as of March 9, 2009
(2)	Includes (a) 450,043 shares issuable upon exercise of currently exercisable stock options, (b) 60,000 shares and (c) 9,651,524 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Jeffrey Kang and his wife, Ms. Nan Ji, share voting and investment power.
(3)	Mr. Jeffrey Kang owns a 29% interest and Ms. Nan Ji a 71% interest in Comtech Global Investment Ltd. The directors of Comtech Global Investment Ltd. are Mr. Jeffrey Kang and Mr. Yi Kang.

(4)	Includes (a) 7,500 shares issuable upon exercise of currently exercisable stock options and (b) 46,301 shares owned by Mr. Zheng.
(5)	Includes (a) 5,000 shares issuable upon exercise of currently exercisable stock options and (b) 6,301 shares owned by Dr. Ma.
(6)	Includes 2,290,028 shares beneficially owned by Ren Investment International Ltd., over which Mr. Yi Kang, as sole director, has sole voting and investment power. Mr. Yi Kang, the brother of Jeffery Kang, does not have an economic interest in any shares of Ren Investment International Ltd.
(7)	Represents 9,651,524 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Jeffrey Kang and his wife, Ms. Nan Ji, share voting and investment power.
(8)	Shares of Ren Investment International Ltd. are beneficially owned by Mr. Yi Kang, who, as sole director, has sole voting and investment power over the shares. Mr. Yi Kang does not have any economic interest in any shares of Ren Investment International Ltd.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table presents the aggregate fees for professional services and other services rendered by our principal accountant to us in 2008 and 2007.

	2008	2007
	(in millions)
Audit fees (1)	4.2	4.0
Audit related fees	0.6	—
Tax fees	—	—
All other fees	—	—

Total	RMB4.8	RMB4.0

(1)	Audit fees consist of fees billed for the professional services rendered for the audit of our consolidated financial statements for each of these fiscal years and the review of the interim financial statements for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

We are required to obtain pre-approval by our audit committee for all audit and permitted non-audit services performed by our independent auditors. In accordance with this requirement, during fiscal 2008, 100% of all audit, audit-related, tax and other services performed by KPMG were approved in advance by the audit committee. Any pre-approved decisions are presented to the full audit committee at the next scheduled meeting. KPMG was our principal auditor and no work was performed by persons outside of this firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Consolidated Financial Statements

Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

(a)(2) Financial Statements Schedule

All financial statements schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Descriptions
3.1	Amended Articles of Restatement of the Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.)

3.1(a)	Amendments to Articles of Incorporation. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

3.2	Bylaws. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005 and December 10, 2007.)

3.3	Articles of Merger. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2008.)

3.4	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2008.)

Descriptions
4.1	Specimen Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

4.2	Shareholders Agreement, dated July 23, 2004. (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission on July 22, 2004.)

10.1	Comtech Group, Inc. 2004 Incentive Stock Option Plan. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2007.)

10.2	Employment Agreement with Hope Ni, dated as of August 1, 2004. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

10.3	Revolving Credit Agreement with Bank of Communications Hong Kong branch, dated September 14, 2004. (Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

10.4	Share Exchange Agreement between Trident Rowan Group Inc., Comtech Group Inc., and certain other parties, dated May 25, 2004. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 28, 2005.)

10.5	Equity Joint Venture Agreement between Comtech Group, Inc. and Broadwell Group Ltd. dated January 17, 2005. (Incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the Securities and Exchange Commission on January 21, 2005.)

10.6	Trident 1995 Director’s Plan. (Incorporated by reference to Exhibit 10.1 of Form 10-K filed with the Securities and Exchange Commission on May 24, 1996.)

10.7	Agreement between Comtech Group, Inc. and United Information Technology Co. Ltd., dated May 12, 2005. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 17, 2005.)

10.8	Agreement between Comtech Cayman and Century Teltone Technology Co. Ltd., dated November 9, 2005. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on November 17, 2005.)

Descriptions
10.9	Agreement, dated August 6, 2006, between Comtech Group, Inc. and United Information Technology Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)

10.10	Termination Agreement, dated August 6, 2006, between Comtech Group, Inc. and United Information Technology Co., Ltd. (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)

10.11	Shares Acquisition Agreement, dated August 6, 2006, between Comtech (China) Holding Ltd. and Duckworth Investments, Ltd. (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)

10.12	2006 Equity Incentive Plan. (Incorporated by reference to Exhibit A to our Schedule A filed with the Securities and Exchange Commission on December 1, 2006.)

10.13	Deed Concerning Shares of Shanghai E & T System Company Limited, dated December 12, 2006, among Honghui Li and Comtech (China) Holding Ltd. (Incorporated by reference to Exhibit 10.13 to our Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.14	Deed Concerning Shares of Shenzhen Comtech International Ltd, dated December 12, 2006, among Jeffrey (Jingwei) Kang, Honghui Li and Comtech (China) Holding Ltd. (Incorporated by reference to Exhibit 10.14 to our Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to our Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

21.1	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to our Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

23.1†	Consent of KPMG, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Descriptions
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGO GROUP, INC.

Dated: March 16, 2009	By:	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey Kang and Frank Zheng, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2009	By:	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 16, 2009	By:	/s/ Frank Zheng
	Name:	Frank Zheng
	Title:	Chief Financial Officer and Director (Principal Financial Officer)

Dated March 16, 2009	By:	/s/ Q.Y. Ma
	Name:	Q.Y. Ma
	Title:	Director

Dated March 16, 2009	By:	/s/ JP Gan
	Name:	JP Gan
	Title:	Director

Dated March 16, 2009	By:	/s/ George Mao
	Name:	George Mao
	Title:	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Cogo Group, Inc. (the “Company”) and its subsidiaries (collectively, the “Group”). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Cogo’s internal control over financial reporting as of December 31, 2008. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria. The Board’s management’s assessment of the effectiveness of the Company’s internal controls over financial reporting excluded those of Long Rise Holdings Limited, a company acquired during 2008. Long Rise Holdings Limited is a wholly-owned subsidiary of the Company whose total assets of RMB 34.8 million and total revenue of RMB 37.3 million included in the consolidated financial statements of the Group as of and for the year ended December 31, 2008. If adequately disclosed, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the U.S. Securities and Exchange Commission.

Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cogo Group, Inc.:

We have audited Cogo Group, Inc.’s (formerly Comtech Group, Inc.) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cogo Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cogo Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Cogo Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Cogo Group, Inc. acquired Long Rise Holdings Limited during 2008, and management excluded from its assessment of the effectiveness of Cogo Group, Inc.’s internal control over financial reporting as of December 31, 2008, Long Rise Holdings Limited’s internal control over financial reporting associated with total assets of RMB34.8 million and total revenue of RMB37.3 million included in the consolidated financial statements of Cogo Group, Inc. and subsidiaries as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of Cogo Group, Inc. also excluded an evaluation of the internal control over financial reporting of Long Rise Holdings Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogo Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China

March 16, 2009

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders

Cogo Group, Inc.:

We have audited the accompanying consolidated balance sheets of Cogo Group, Inc. and subsidiaries (formerly Comtech Group, Inc.) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of Cogo Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cogo Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended December 31, 2008 have been translated into United States dollars solely for the convenience of the reader. We have audited the translation and, in our opinion, such consolidated financial statements expressed in Renminbi have been translated into United States dollars on the basis set forth in Note 2(c) to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogo Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of Cogo Group, Inc.’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China

March 16, 2009

COGO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

		December 31,
	Note	2008	2008	2007
		USD	RMB	RMB
ASSETS
Current assets:
Cash		100,605	686,379	919,650
Pledged bank deposits	9	17,000	115,983	51,603
Accounts receivable, net	3	72,993	497,992	418,329
Bills receivable	4	1,987	13,555	35,300
Inventories	5	14,050	95,855	129,892
Prepaid expenses and other receivables		2,962	20,211	18,306

Total current assets		209,597	1,429,975	1,573,080

Property and equipment, net	6	2,637	17,993	17,848
Intangible assets, net	7 & 8	17,677	120,602	148,659
Goodwill	7 & 8	17,095	116,632	99,474
Investment in an affiliated company		61	416	416
Other assets		175	1,192	1,063

TOTAL ASSETS		247,242	1,686,810	1,840,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		15,758	107,512	174,628
Bank borrowings	9	—	—	9,080
Amount due to a related party	17	—	—	1,403
Income taxes payable	10	1,206	8,225	6,957
Accrued expenses and other liabilities	11	20,802	141,925	169,046

Total current liabilities		37,766	257,662	361,114
Deferred tax liabilities	10	2,886	19,693	25,558

Total liabilities		40,652	277,355	386,672
Minority interest		808	5,511	—
Stockholders’ equity:
Common stock
Par value: USD0.01
Authorized: 200,000,000 shares
Issued: 39,176,072 shares
Outstanding: 35,231,661 shares in 2008
38,496,167 shares in 2007		468	3,196	3,150
Additional paid in capital		168,097	1,146,840	1,085,459
Retained earnings		76,840	524,240	428,333
Accumulated other comprehensive loss		(15,777)	(107,645)	(63,074)

		229,628	1,566,631	1,453,868
Less cost of common stock in treasury, 3,944,411 shares in 2008		(23,846)	(162,687)	—

Total stockholders’ equity		205,782	1,403,944	1,453,868
Commitments and contingencies	16

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		247,242	1,686,810	1,840,540

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

		Year ended December 31,
	Note	2008	2008	2007	2006
		USD	RMB	RMB	RMB
Net revenue
Product sales	14	283,158	1,931,845	1,597,818	1,269,176
Services revenue	14	4,059	27,695	68,690	54,387

		287,217	1,959,540	1,666,508	1,323,563
Cost of sales
Cost of goods sold		(238,050)	(1,624,101)	(1,297,225)	(1,042,951)
Cost of services		(2,736)	(18,664)	(46,368)	(33,928)

		(240,786)	(1,642,765)	(1,343,593)	(1,076,879)

Gross profit		46,431	316,775	322,915	246,684
Selling, general and administrative expenses		(23,415)	(159,745)	(135,631)	(90,097)
Research and development expenses		(7,467)	(50,947)	(40,973)	(27,977)
Impairment loss of goodwill and intangible assets	8	(4,948)	(33,759)	—	—
Other operating income		31	214	170	185

Income from operations		10,632	72,538	146,481	128,795
Gain on disposal of a subsidiary		—	—	—	6,673
Interest expense		(155)	(1,056)	(2,335)	(2,896)
Interest income		4,089	27,895	25,637	7,352

Earnings before income taxes and minority interest		14,566	99,377	169,783	139,924
Income tax expense	10	(325)	(2,215)	(14,275)	(11,104)

Earnings before minority interest		14,241	97,162	155,508	128,820
Minority interest		(184)	(1,255)	(3,065)	(5,545)

Net income		14,057	95,907	152,443	123,275
Earnings per share
Basic	13	0.37	2.49	4.12	3.83

Diluted	13	0.36	2.42	3.98	3.64

Weighted average number of common shares outstanding
Basic	13		38,488,861	36,974,100	32,200,044

Diluted	13		39,585,921	38,306,969	33,829,519

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock	Total stockholders’ equity	Comprehensive income
	Number of shares	RMB	RMB	RMB	RMB	RMB	RMB	RMB
Balance as of January 1, 2006	31,445,058	2,602	358,775	152,615	(7,433)	—	506,559
Net income	—	—	—	123,275	—	—	123,275	123,275
Foreign currency translation adjustments	—	—	—	—	(9,985)	—	(9,985)	(9,985)

Comprehensive income								113,290
Issuance of common stock pursuant to share-based compensation plan	1,635,482	132	37,851	—	—	—	37,983
Repurchase of shares issued under stock option exercises	(108,639)	(9)	(13,934)	—	—	—	(13,943)
Share-based compensation	—	—	20,029	—	—	—	20,029

Balance as of December 31, 2006	32,971,901	2,725	402,721	275,890	(17,418)	—	663,918
Net income	—	—	—	152,443	—	—	152,443	152,443
Foreign currency translation adjustments	—	—	—	—	(45,656)	—	(45,656)	(45,656)

Comprehensive income								106,787
Issuance of common stock pursuant to share-based compensation plan	464,266	35	3,245	—	—	—	3,280
Share-based compensation	—	—	38,015	—	—	—	38,015
Issuance of share in connection with public offering, net of issuance costs of RMB7,709	5,060,000	390	641,478	—	—	—	641,868

Balance as of December 31, 2007	38,496,167	3,150	1,085,459	428,333	(63,074)	—	1,453,868
Net income	—	—	—	95,907	—	—	95,907	95,907
Foreign currency translation adjustments	—	—	—	—	(44,571)	—	(44,571)	(44,571)

Comprehensive income								51,336
Issuance of common stock pursuant to share-based compensation plan	502,602	34	(34)	—	—	—	—
Share-based compensation	—	—	40,722	—	—	—	40,722
Issuance of common stock in connection with consideration paid for the acquisition of Comtech Broadband	177,303	12	20,693	—	—	—	20,705
Purchases of treasury stock	(3,944,411)	—	—	—	—	(162,687)	(162,687)
Balance as of December 31, 2008	35,231,661	3,196	1,146,840	524,240	(107,645)	(162,687)	1,403,944
Balance as of December 31, 2008 (in USD)		468	168,097	76,840	(15,777)	(23,846)	205,782

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2008	2008	2007	2006
	USD	RMB	RMB	RMB
Cash flows from operating activities:
Net income	14,057	95,907	152,443	123,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,285	8,765	5,110	2,359
Amortization of intangible assets	4,211	28,719	13,405	695
Impairment loss of goodwill and intangible assets	4,948	33,759	—	—
In-process research and development	643	4,390	—	—
Deferred income taxes	(1,589)	(10,841)	(440)	—
Loss on disposal of property and equipment	7	50	87	94
Minority interest	184	1,255	3,065	5,545
Share-based compensation	5,969	40,722	38,015	20,029
Gain on disposal of a subsidiary	—	—	—	(6,673)
Changes in current assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(12,606)	(86,005)	(156,297)	(5,398)
Bills receivable	3,187	21,745	(3,503)	22,608
Inventories	5,973	40,748	(59,104)	26,870
Prepaid expenses and other receivables	(580)	(3,958)	(5,999)	(8,377)
Accounts payable	(8,897)	(60,698)	65,670	5,984
Amount due to a related party	(196)	(1,338)	—	(294)
Income taxes payable	(23)	(156)	(2,603)	5,198
Accrued expenses and other liabilities	(2,287)	(15,602)	(3,434)	10,923

Net cash provided by operating activities	14,286	97,462	46,415	202,838
Cash flows from investing activities:
Decrease/(increase) in pledged bank deposits	(10,108)	(68,963)	203	(16,055)
Payments for acquisitions of subsidiaries, net of cash acquired	(6,058)	(41,333)	(82,837)	(12,709)
Purchases of property and equipment	(1,107)	(7,551)	(9,034)	(7,514)
Proceeds from disposal of property and equipment	—	—	—	5
Investment in an affiliated company	—	—	—	(421)
Net proceeds from disposal of a subsidiary	—	—	—	27,742

Net cash used in investing activities	(17,273)	(117,847)	(91,668)	(8,952)
Cash flow from financing activities:
Purchase of treasury stock	(23,846)	(162,687)	—	—
Repayment of bank borrowings	(2,633)	(17,962)	(20,039)	(6,305)
Proceeds from issuance of common stock, net	—	—	641,868	—
Proceeds from exercises of stock warrants and options	—	—	3,280	37,983
Payments for repurchase of shares issued under stock options exercises	—	—	—	(13,943)
Contribution from minority interest	—	—	—	3,309
Dividend paid to minority interest	—	—	—	(9,124)

Net cash provided by/(used in) financing activities	(26,479)	(180,649)	625,109	11,920

Effect of exchange rate changes on cash	(4,725)	(32,237)	(35,353)	(7,757)

Net (decrease)/increase in cash	(34,191)	(233,271)	544,503	198,049
Cash at beginning of the year	134,797	919,650	375,147	177,098

Cash at end of the year	100,606	686,379	919,650	375,147

Supplementary cash flow information:
Interest paid	155	1,056	2,335	2,896

Income taxes paid	1,712	11,680	17,028	4,358

Non-cash investing activities:
Stock issued for an acquisition	3,000	20,468	—	—
Goodwill adjustment related to an acquisition	—	—	52,782	—

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Cogo Group, Inc. (the “Company”), formerly Comtech Group, Inc., and its subsidiaries (together, the “Group”) are principally engaged in the sale of component parts for electronic devices and equipment, such as liquid crystal display, cameras, persistent storage and peripheral devices for wireless handsets and fixed-line telecommunications, to manufacturers in the People’s Republic of China (“PRC”) and other overseas countries. The Group also provides technology and engineering services, business process outsourcing and other related services in the PRC.

As of December 31, 2008, the subsidiaries which principally affect the results of operations and financial condition of the Company are as follows:

Name of company	Place of incorporation or establishment	Attributable equity interest held	Principal activity
Comloca Technology (Shenzhen) Company Limited (“Comloca”)	PRC	100%	Location-based search business

Comtech Broadband Corporation Limited (“Comtech Broadband”)	Hong Kong	100%	Sales of electronics components and related products (note 7)

Comtech Communication Technology (Shenzhen) Company Limited (“Comtech Communication”)	PRC	100%	Sales of electronics components and related products

Comtech International (Hong Kong) Limited (“Comtech Hong Kong”)	Hong Kong	100%	Sales of electronics components and related products

Comtech Software Technology (Shenzhen) Company Limited (“Comtech Software”)	PRC	100%	Sales of electronics components and related products and research and development of software products

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Epcot Multimedia Technology (SZ) Co. Ltd. (“Epcot”)	PRC	100%	Provision of media communication and collaboration platforms and solutions

Keen Awards Limited (“Keen Awards”)	Hong Kong	100%	Sales of technology components and provision of design and engineering services for integrated display technology solutions (note 7)

Shenzhen Comtech International Limited (“Shenzhen Comtech”)	PRC	100%	Sales of electronics components and related products (note a)

Shanghai E&T System Company Limited (“Shanghai E & T”)	PRC	100%	Sales of electronics components and related products (note a) (note 7)

Shenzhen Huameng Software Company Limited (“Huameng PRC”)	PRC	100%	Provision of technology and engineering services, outsourcing, network system integration and related training and maintenance services (note 7)

Viewtran Technology (Shenzhen) Co., Limited (“Viewtran PRC”)	PRC	100%	Provision of media communication and collaboration platforms and solutions (note 7)

Rise Year Limited (“Rise Year”)	Hong Kong	70%	Provision of code division multiple access (“CDMA”) mobile handset design solutions (note 7)

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS—continued

Note a	The Company exercises its control over Shenzhen Comtech, which in turn, has 95% equity interest in Shanghai E&T, through legal arrangements between Comtech (China) Holding Limited (“Comtech China”), a wholly-owned subsidiary of the Company, and Shenzhen Comtech’s legal shareholders (“Legal Shareholders”), Jeffrey Kang, CEO of the Group, Huimo Chen, the mother of Jeffrey Kang, and Honghui Li, the Vice President of the Group. In 2006, Jeffrey Kang executed an agreement to transfer his 99% equity interest in Shenzhen Comtech to Honghui Li. The Legal Shareholders agreed to hold the equity interest in Shenzhen Comtech on behalf of Comtech China, and waived their full rights and risks of ownership of the equity interests in favor of Comtech China.

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

The consolidated financial statements include the accounts of Cogo Group, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

(b)	Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Group to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment, goodwill and intangible assets; the allocation of the purchase price for the Company’s acquisitions; the collectibility of accounts receivable; the realizability of deferred tax assets and inventories; fair value of share-based compensation; the useful lives and salvage values of property and equipment; and amounts recorded for contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results may differ from those estimates.

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

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Gains and losses resulting from translation of the financial statements of the Company and the Company’s subsidiaries in Hong Kong into the RMB reporting currency are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

For the convenience of the readers, the December 31, 2008 RMB amounts, included in the accompanying consolidated financial statements have been translated into USD at the rate of USD1.00 = RMB6.8225, representing the rate quoted by the People’s Bank of China at the close of business on December 31, 2008. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any particular rate or at all.

(d)	Cash and Pledged Bank Deposits

Cash consists of cash on hand, cash in bank accounts and interest-bearing savings accounts. Cash deposits that are restricted as to withdrawal or pledged as security, are disclosed separately on the face of the consolidated balance sheet, and not included in the total cash for the purpose of the consolidated statements of cash flows.

(e)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on a review of specifically identified accounts and aging data. The Group reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis.

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

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(f)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost of inventories comprises direct materials.

(g)	Long-lived Assets

Property and Equipment and Intangible Assets

Property and equipment is stated at cost. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Office unit	20 years
Furniture and office equipment	5 years
Machinery	5 years
Motor vehicles	5 years

Intangible assets that are subject to amortization are amortized over their respective estimated useful lives as follows:

Customer relationships	5 to 10 years
Proprietary technology	3 to 4 years
Proprietary designs	3 years
Website and software assets	3 years
Non-compete agreements	1 to 3 year(s)
License agreements	2 years

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is a two-step test. Under the first step, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. However, if the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Group must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. For the years ended December 31, 2008, 2007 and 2006, the Group performed its annual impairment review of goodwill and recorded an impairment loss of RMB4,264 (USD625) (2007 and 2006: Nil).

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

The Group recognizes an impairment loss when there is a reduction in value below the carrying value of an investment in an affiliated company that is considered to be other-than-temporary. The impairment loss is charged to earnings and a new cost basis for the investment is established. The process of assessing and determining whether impairment loss on an investment in an affiliated company is other-than-temporary requires a significant amount of judgment. In determining whether an impairment loss is other-than-temporary, management considers whether it has the ability and intent to hold the investment until recovery and whether evidence indicating the carrying value of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the decline in value, any change in value subsequent to year end, and forecasted performance of the investee. Based on management’s evaluation, there were no impairment charges on the investment in an affiliated company for all periods presented.

(i)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in consolidated statements of income in the period that includes the enactment date or date of change in tax rate. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

On January 1, 2007, the Group adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The adoption of FIN 48 did not have a significant effect on the consolidated financial statements.

(j)	Revenue Recognition

Sales of Components

The Company recognizes revenue at the point in time when the components are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

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

Research and development and advertising costs are expensed as incurred. Research and development costs, inclusive of in-process research and development, amounted to RMB50,947 (USD7,467), RMB40,973 and RMB27,977 for the years ended December 31, 2008, 2007 and 2006, respectively. Advertising costs amounted to RMB713 (USD105), RMB801 and RMB2,257 for the years ended December 31, 2008, 2007 and 2006, respectively.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(l)	Shipping and Handling Fees and Costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “selling, general and administrative expenses”. Shipping and handling fees and costs amounted to RMB8,423 (USD1,235), RMB7,247 and RMB5,184 for the years ended December 31, 2008, 2007 and 2006, respectively.

(m)	Share-based Compensation

Effective January 1, 2006, the Group adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.

Share-based compensation expense of RMB40,722 (USD5,969), RMB38,015 and RMB20,029 for the years ended December 31, 2008, 2007 and 2006, respectively. Since share-based compensation is not tax deductible in the PRC and the United States, no related tax benefit has been recognized.

The Company currently uses authorized shares to satisfy share award exercises.

(n)	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the year, including contingently issuable shares when all necessary conditions for the issuance have been satisfied. Diluted earnings per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of common shares issuable upon the exercise of stock options, non-vested equity share units, including performance shares, warrants using the treasury stock method. Dilutive potential common shares also includes common shares issuable in connection with a business combination upon resolution of contingencies based on the number of such shares that would be issuable at the end of the year assuming it was the end of the contingency period.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

(p)	Recently Issued Accounting Pronouncements

FASB Statement No. 141(R) (“SFAS No. 141(R)”) and FASB Statement No. 160 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. SFAS No. 160 is effective for the Company on January 1, 2009. Except for the classification of minority interest as a component of equity the Company does not expect the initial adoption of SFAS No. 160 will have a material effect on the Company’s consolidated financial statements.

FASB Statement No. 161 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which requires enhanced disclosures about an entity’s derivatives and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will be no impact on the results of operations and financial position.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

3	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	2008	2008	2007
	USD	RMB	RMB
Accounts receivable	78,462	535,306	448,796

Less: allowance for doubtful accounts	(5,469)	(37,314)	(30,467)

	72,993	497,992	418,329

An analysis of the allowance for doubtful accounts is as follows:

	2008	2008	2007	2006
	USD	RMB	RMB	RMB
Balance at the beginning of year	4,466	30,467	15,415	7,495
Addition charged to allowance for doubtful accounts	1,003	6,847	15,052	7,920

Balance at the end of year	5,469	37,314	30,467	15,415

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

4.	BILLS RECEIVABLE

To reduce the Group’s credit risk, the Group requires certain customers to pay for the sale of the Group’s products by bills receivable. Bills receivable represent short-term notes receivable issued by a financial institution that entitles the Group to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Group has experienced no losses on bills receivable.

The Group, in certain circumstances, has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 4% to 6% of the balance transferred, which is recorded as interest expense.

For the years ended December 31, 2008, 2007 and 2006, the Group received proceeds from the sale of bills receivable amounting to RMB74,576 (USD10,931), RMB90,928 and RMB106,935, respectively. In addition, the Group recorded discounts amounting to RMB783 (USD115), RMB1,193 and RMB781 in respect of the bills receivable sold for the years ended December 31, 2008, 2007 and 2006, respectively, which have been included in interest expense.

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As of December 31, 2008 and 2007, the Group has derecognized discounted bills receivable amounting to RMB22,054 (USD3,233) and RMB19,935, respectively in accordance with SFAS No. 140.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

5.	INVENTORIES

Inventories by major categories are as follows:

	2008	2008	2007
	USD	RMB	RMB
Raw materials	933	6,364	15,534
Finished goods	13,117	89,491	114,358

Total	14,050	95,855	129,892

Inventories amounting to RMB1,200 (USD176), Nil and RMB7,369 were written off during the years ended December 31, 2008, 2007 and 2006, respectively.

6	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	2008	2008	2007
	USD	RMB	RMB
Office unit	244	1,671	1,671
Machinery	509	3,472	2,361
Furniture and office equipment	3,810	25,992	19,657
Motor vehicles	828	5,648	4,326

Total	5,391	36,783	28,015
Less: accumulated depreciation	(2,754)	(18,790)	(10,167)

Property and equipment, net	2,637	17,993	17,848

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2008	2007	2006
	USD	RMB	RMB	RMB
Cost of sales	44	296	369	441
Selling, general and administrative expenses	561	3,829	3,245	1,796
Research and development expenses	680	4,640	1,496	122

Total	1,285	8,765	5,110	2,359

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

7	ACQUISITIONS

2008 Acquisition

Long Rise

On July 31, 2008, the Group entered into a share purchase agreement to purchase 70% of the outstanding shares of Long Rise Holdings Limited (“Long Rise”) and its subsidiary, Rise Year, for a consideration of RMB60,921 payable in cash.

The acquisition of Long Rise was accounted for by the Group as a purchase business combination. The acquisition of Long Rise resulted in the recognition of goodwill of RMB21,422 and recording net identifiable assets of RMB39,499 at the date of acquisition. Recognized intangible assets relate to customer relationships, non-compete agreements and proprietary technology which have a weighted-average useful life of 3.9 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes. Purchased in-process research and development of RMB4,390 was also recognized as an intangible asset and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. This amount is included in research and development expense and is not deductible for tax purposes.

The acquisition is expected to extend the Group’s product offerings to address the demand of the expanding CDMA market, stimulated by new entrance into the CDMA market in the second half of 2008 following the restructuring of the PRC’s telecommunications industry. Because Long Rise’s operations and business model was similar to the Group, management has been able to achieve significant operating synergies from this acquisition. The combination of these factors are the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.

The following table summarizes the amounts assigned to each major asset acquired and liability assumed at the date of acquisition.

RMB
Cash	8,753
Accounts receivable	16,807
Inventories	8,010
Property and equipment	17
Intangible assets
– customer relationships	10,671
– non-compete agreements	13,527
– in-process research and development	4,390
– proprietary technology	5,959
Goodwill	21,422
Bank borrowings	(9,314)
Income taxes payable	(1,584)
Accrued expenses and other liabilities	(8,506)
Deferred tax liabilities	(4,976)
Minority interest	(4,255)

Purchase price allocated	60,921

The Group is in the process of finalizing the purchase price allocation; thus, the allocation of the purchase price is subject to refinement.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Unaudited proforma financial information

The following unaudited proforma financial information presents the combined results of operations of the Group as if the acquisition of Long Rise had occurred as of the beginning of January 1, 2007. The unaudited proforma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of each year. In addition, the unaudited proforma financial information does not attempt to project the future results of operations of the Group.

	Year ended December 31,
	2008	2008	2007
	USD (unaudited)	RMB (unaudited)	RMB (unaudited)
Net revenue
Product sales	290,700	1,983,300	1,925,273
Services revenue	4,059	27,695	68,690

	294,759	2,010,995	1,993,963
Income from operations	12,246	83,549	147,531
Net income	15,407	105,114	152,900
Earnings per share
Basic	0.40	2.73	4.14

Diluted	0.39	2.66	3.99

2007 Acquisitions

Comtech Broadband

On August 27, 2007, the Group entered into a stock purchase agreement pursuant to which the Group acquired the remaining 45% minority interest of Comtech Broadband for RMB75,462 payable in cash and RMB37,731 payable in the common stock of the Company valued as of August 31, 2007.

The acquisition of the remaining 45% of Comtech Broadband was accounted for by the Group as a step purchase transaction. The purchase price was allocated (on a proportionate share) to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Intangible assets have been recognized and relate to customer relationships, non-compete agreements and website which have a weighted-average useful life of 9.1 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes. The excess of purchase price paid over the value of assets and liabilities acquired is driven by the expected high growth potential on Broadband’s business in the coming future and the acquisition of the remaining 45% minority interest of Comtech Broadband would benefit the Group’s results. The following table summarizes the proportionate share of the amounts assigned to each major asset acquired and liability assumed at the date of acquisition.

RMB
Cash	4,863
Accounts and receivable	138,343
Inventories	9,113
Property and equipment	241
Intangible assets
– customer relationships	66,202
– non-compete agreements	8,371
– website	5
Goodwill	47,561
Income taxes payable	(2,198)
Accrued expenses and other liabilities	(146,257)
Deferred tax liabilities	(13,051)

Purchase price allocated	113,193

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Keen Awards

The Group entered into a share purchase agreement on August 1, 2007 to purchase all the outstanding common shares of Keen Awards, for a consideration of approximately RMB150,924 payable in cash, common stock of the Company and the common stock of Keen Awards, all of which are contingently payable at various dates upon achieving certain agreed earnings levels over the two year period following the acquisition. As of December 31, 2008, RMB27,900 (2007: RMB9,131) was paid as certain agreed earnings levels were met. The principal activities of Keen Awards are sales of technology components and provision of design and engineering services for integrated display technology solutions.

The acquisition of Keen Awards was accounted for by the Group as a purchase business combination. The acquisition of Keen Awards resulted in the Group recording net identifiable assets of RMB63,032 at the date of the acquisition. No goodwill was recognized by the Group as the contingent nature of the consideration has not been resolved. Upon resolution of the contingency, adjustment to goodwill or against the net identifiable assets will be made in accordance with SFAS No. 141, Business Combinations. As of December 31, 2007, the Group has recorded a liability in respect of the contingent consideration of RMB51,749, which is included in other liabilities. Intangible assets have been recognized and relate to customer relationships, non-compete agreements and proprietary designs which have a weighted-average useful life of 8.9 years from the date of acquisition. The amortization of these intangible assets is not deductible for tax purposes. The following table summarizes the amounts assigned to each major asset acquired and liability assumed at the date of acquisition.

RMB
Cash	823
Accounts receivable	4,920
Intangible assets
– customer relationships	63,009
– non-compete agreements	7,558
– proprietary designs	2,440
Accounts payable	(505)
Income taxes payable	(589)
Accrued expenses and other liabilities	(1,848)
Deferred tax liabilities	(12,776)

Purchase price allocated	63,032

Unaudited proforma financial information

The following unaudited proforma financial information presents the combined results of operations of the Group as if the acquisition of Keen Awards had occurred as of the beginning of January 1, 2006. The unaudited proforma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of each year. In addition, the unaudited proforma financial information does not attempt to project the future results of operations of the Group.

	Year ended December 31,
	2007 RMB	2006 RMB
	(unaudited)	(unaudited)
Net revenue
Product sales	1,597,818	1,269,176
Services revenue	79,403	62,476

	1,677,221	1,331,652
Income from operations	142,407	118,957
Net income	149,881	115,161
Earnings per share
Basic	4.05	3.58

Diluted	3.91	3.40

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

2006 Acquisitions

Viewtran Technology Limited (“Viewtran Cayman”) and Viewtran PRC

The Group entered into a share purchase agreement on December 15, 2006 to purchase all the outstanding shares of Viewtran Cayman, an investment holding company which in turns owns a 100% equity interest in Viewtran PRC, for consideration of RMB58,529 payable in cash. Viewtran PRC is engaged in the provision of media communication and collaboration platforms and solutions services.

The acquisition of Viewtran PRC and Viewtran Cayman was accounted for by the Group under the purchase method. The proprietary technology, non-compete agreement, license agreement and software asset have weighted-average useful life of 2.6 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes. The excess of purchase price paid over the value of assets and liabilities acquired is driven by part of the Group’s strategy to expand into other businesses to provide a more extensive service to its existing customers. The following table summarizes the amounts assigned to each major asset acquired and liability assumed at the date of acquisition:

RMB
Cash	3,910
Accounts receivable	173
Prepaid expenses and other receivables	38
Inventories	1,367
Property and equipment	500
Intangible assets:
– customer relationships	6,610
– non-compete agreements	1,278
– license agreement	1,249
– software asset	570
Goodwill	47,649
Accounts payable	(3,922)
Accrued expenses and other liabilities	(721)
Deferred tax liabilities	(172)

Purchase Price Allocated	58,529

Shanghai E&T

On August 6, 2006, the Group entered into a share acquisition agreement to purchase the remaining 40% of the outstanding shares of Shanghai E&T for a cash consideration of RMB16,000 payable in cash.

The acquisition of Shanghai E&T was accounted for by the Group as a step purchase transaction. The acquisition of the remaining 40% of Shanghai E&T resulted in the recognition of goodwill of RMB4,264

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

and an intangible asset of RMB5,467. The intangible asset acquired consisted of customer relationships and is being amortized using the straight-line method over 5 years. Goodwill and the amortization of customer relationships are not deductible for tax purposes. The following table summarizes the proportionate share of the amounts assigned to each major asset acquired and liability assumed at the date of acquisition:

RMB
Cash	1,007
Accounts receivable	10,293
Bills receivable	157
Inventories	2,516
Prepaid expenses and other receivables	777
Property and equipment	224
Intangible assets:
– customer relationships	5,467
Goodwill	4,264
Accounts payable	(8,705)

Purchase price allocated	16,000

COGO Engineering Services Limited (“Huameng BVI”) and Huameng PRC

As part of the Group’s expansion into the engineering services business, the Group entered into an agreement on January 11, 2006 to acquire a 51.12% equity interest in Huameng BVI, an investment holding company which in turn acquired a 100% equity interest in Huameng PRC for a cash consideration of RMB6,769 in cash. Huameng PRC is engaged in the provision of technology and engineering services, business process outsourcing, and related training and maintenance services.

The acquisition of Huameng PRC and Huameng BVI was accounted for by the Group under the purchase method. The following table summarizes the amounts assigned to each major asset acquired and liability assumed at the date of acquisition:

RMB
Cash	403
Accounts receivable	13,187
Prepaid expenses and other receivables	473
Property and equipment	800
Accrued expenses and other liabilities	(1,622)
Minority interest	(6,472)

Purchase price allocated	6,769

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

8	GOODWILL AND INTANGIBLE ASSETS

(a)	Goodwill

During the year ended December 31, 2008, the Company recognized an impairment loss of RMB4,264 (USD625) in relation to one of the reporting units of the Component Sales segment. The impairment loss was due to the difficult end-market environment which had led to a reduction in demand for this reporting unit. As a result of the reduced demand, management revised its future cash flow expectations for its business in this reporting unit. Since the carrying value exceeded the fair value of this reporting unit, which was determined by a discounted cash flow model, a second step of the goodwill impairment test was performed to measure the impairment loss based on any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The changes in the carrying amount of our goodwill, by segment, for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Component Sales	Engineering Services	Total
	RMB	RMB	RMB
Balance as of January 1, 2006	—	—	—
Acquisition of the remaining minority interest of Shanghai E&T	4,264	—	4,264
Acquisition of Viewtran PRC	—	42,428	42,428

Balance as of December 31, 2006	4,264	42,428	46,692
Adjustment on goodwill of Viewtran PRC (note a)	—	5,221	5,221
Acquisition of the remaining minority interest of Comtech Broadband	47,561	—	47,561

Balance as of December 31, 2007	51,825	47,649	99,474
Acquisition of 70% interest of Long Rise	21,422	—	21,422
Impairment loss of Shanghai E&T	(4,264)	—	(4,264)

Balance as of December 31, 2008	68,983	47,649	116,632

Balance as of December 31, 2008 (in USD)	10,111	6,984	17,095

Note a	Goodwill arising from the acquisition of Viewtran PRC was adjusted in 2007 on completion of the assessment of the estimated discounted cash flows in relation to the proprietary technology acquired.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(b)	Intangible Assets

The Company reviews long-lived assets, including its intangible assets subject to amortization, which for the Company are its customer relationships, proprietary designs, proprietary technology, website and software asset, license agreement and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets.

During the year, the Company experienced a reduction in cash flow generated from customers. As a result, the Company compared the carrying value of the customer relationships to the undiscounted cash flow expected to be generated from those customers. For those customer relationships for which the carrying amount was larger than its estimated undiscounted cash flow, the Company recorded an impairment charge to the extent the customer relationships exceeded its fair value.

There were no significant events or changes in circumstances to indicate that the carrying value of intangible assets in other asset group of the Company may not be recoverable.

As of December 31, 2008 and 2007, the Company’s intangible assets related to the Company’s acquisitions consisted of the followings:

	As of December 31, 2008
	Gross carrying amount	Amortization period	Accumulated amortization	Impairment loss	Net Carrying Amount
	RMB	Years	RMB	RMB	RMB
Customer relationships	145,349	5 to 10	20,812	29,495	95,042
Proprietary technology	12,569	3 to 4	5,122	—	7,447
Proprietary designs	2,440	3	1,152	—	1,288
Website and software asset	575	3	391	—	184
Non-compete agreements	30,734	1 to 3	14,093	—	16,641
License agreement	1,249	2	1,249	—	—

Total	192,916		42,819	29,495	120,602

Total (in USD)	28,276		6,276	4,323	17,677

	As of December 31, 2007
	Gross carrying amount	Amortization period	Accumulated amortization	Net Carrying Amount
	RMB	Years	RMB	RMB
Customer relationships	134,678	5 to 10	6,364	128,314
Proprietary technology	6,610	3	2,298	4,312
Proprietary designs	2,440	3	338	2,102
Website and software asset	575	3	199	376
Non-compete agreements	17,207	1 to 2	4,250	12,957
License agreement	1,249	2	651	598

Total	162,759		14,100	148,659

Amortization expense for intangible assets for the years ended December 31, 2008, 2007 and 2006 was RMB28,719 (USD4,211), RMB13,405 and RMB695 was included in selling, general and administrative expenses, respectively. Estimated amortization expense for the next five years is: RMB26,101 in 2009, RMB18,477 in 2010, RMB16,123 in 2011, RMB12,872 in 2012, and RMB11,114 in 2013.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

9	BANK BORROWINGS AND BANKING FACILITIES

On October 7, 2005, the Group entered into a USD5,000 credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 as of December 31, 2008 and 2007, and bears interest ranging from HIBOR + 1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB. There was no outstanding loan balance under the SCB facility as of December 31, 2008 and 2007.

On October 7, 2005, the Group entered into a USD9,000 credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On February 27, 2007, the facility with the BOC was amended in which the Group entered into a USD14,000 revised credit facility with the BOC. The facility is secured by cash deposit of RMB36,492 as of December 31, 2007 and bears an annual interest rate of LIBOR plus 2% per annum. As of December 31, 2007, the outstanding loan balance under the BOC facility was RMB9,080.

On January 17, 2008, the facility with the BOC was amended in which the Group entered into a USD14,000 revised credit facility with the BOC and on October 10, 2008, the BOC increased the credit facility to USD41,000. The facility is secured by funds on deposit in an amount not less than USD15,000 and bears interest from LIBOR +2.25% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC. As of December 31, 2008 there was no outstanding loan balance under the BOC facility.

10	INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

USA

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2006, 2007 and 2008.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and British Virgin Islands, the Company’s subsidiaries that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to tax on income or capital gains. In addition, upon payments of dividends by these companies, no Cayman Islands or British Virgin Islands withholding tax will be imposed.

PRC

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%. In addition, Shenzhen Comtech, Comtech Communication, Comtech Software, Comloca, Epcot, Huameng PRC and Viewtran PRC (collectively the “Shenzhen Subsidiaries”), being located in the Shenzhen Special Economic Zone in the PRC, were subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries have agreed to operate for a minimum of 10 years in the PRC, the Shenzhen Subsidiaries are entitled to a tax holiday of a two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of the respective Shenzhen Subsidiaries.

Also prior to January 1, 2008, Shanghai E & T is located in Shanghai Qingpu Zone and was taxed on a deemed basis at 2.31% in 2007 (2006: 0.5%) of its turnover in accordance with the tax guidelines issued by the local tax authority in Qingpu Zone in 2007.

On March 16, 2007, the National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”) which unify the income tax rate to 25% for all companies. The new CIT law was effective as of January 1, 2008. The new CIT law provides a five-year transition period from its effective date for those companies which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. For the Shenzhen Subsidiaries that were entitled to a tax holiday such as the two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, the Shenzhen Subsidiaries continue to be entitled to the tax holiday and for Comloca and Huameng PRC which had not commenced their respective tax holiday as of December 31, 2007, the new CIT law requires the tax exemption period to begin on January 1, 2008.

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech was subject to a tax rate of 15% in 2006 and 2007, and a tax rate of 18% in 2008

•	Comtech Communications was subject to a tax rate of 7.5% in 2006 and 2007, and a tax rate of 18% in 2008

•	Comtech Software was under a tax holiday in 2006 and subject to tax rates of 7.5% and 9% for 2007 and 2008, respectively

•	Comloca and Huameng PRC had no assessable profits up to 2007 and were under tax holidays in 2008

•	Viewtran PRC had no assessable profits up to 2006 and was under tax holidays in 2007 and 2008

•	Epcot had no assessable profits up to 2006 and was under tax holidays in 2007 and 2008

In addition, beginning on January 1, 2008 Shanghai E&T is subject to the corporate income tax rate of 25% under the new CIT law.

Hong Kong

Comtech Hong Kong, Comtech Broadband, Keen Awards and Rise Year are subsidiaries incorporated in Hong Kong and are subject to Hong Kong Profits Tax. The profits tax rate for these companies for 2006 and 2007 was 17.5% and that for 2008 was 16.5%, as of February 27, 2008, the Hong Kong SAR Government announced a reduction on the Hong Kong Profit Tax rate from 17.5% in 2007 to 16.5% in 2008.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(a)	Income before Income Taxes and Provision for Income Taxes

The Group’s earnings/(loss) before income taxes and minority interest consists of the following:

	2008	2008	2007	2006
	USD	RMB	RMB	RMB
PRC	20,356	138,876	145,295	115,771
Non-PRC	(5,790)	(39,499)	24,488	24,153

	14,566	99,377	169,783	139,924

The provision for income taxes consists of the following:

	2008	2008	2007	2006
	USD	RMB	RMB	RMB
Current tax
United States	—	—	—	—
PRC, excluding Hong Kong	963	6,570	9,497	5,104
Hong Kong	951	6,486	5,218	6,000
Deferred tax-PRC and Hong Kong	(1,589)	(10,841)	(440)	—

Income tax expense	325	2,215	14,275	11,104

Reconciliation between income tax expense and the amounts that result by applying the PRC statutory tax rates to earnings before income taxes and minority interest is as follows:

	2008	2008	2007	2006
	USD	RMB	RMB	RMB
Earnings before income taxes and minority interest	14,566	99,377	169,783	139,924

PRC statutory tax rate	25%	25%	33%	33%
Computed “expected” tax expense	3,642	24,844	56,028	46,175
Effect of preferential income tax rate	(1,560)	(10,641)	(18,404)	(5,528)
Effect of tax holiday granted to Shenzhen Subsidiaries	(4,135)	(28,214)	(29,399)	(28,850)
Tax rate differential	428	2,921	1,924	(6,145)
Entities not subject to income tax	(107)	(727)	(1,124)	(2,584)
Changes in enacted tax rates/laws	(204)	(1,395)	984	—
Non-taxable income	(284)	(1,939)	(4,534)	—
Change in valuation allowance	368	2,513	321	5,928
Non-deductible items:
Impairment loss of goodwill	156	1,066	—	—
In-process research and development	106	725	—	—
Allowance for doubtful accounts	166	1,130	2,417	606
Foreign exchange losses	517	3,530	—	—
Share-based compensation	1,074	7,330	5,702	1,502
Other non-deductible items	158	1,072	360	—

Income tax expense	325	2,215	14,275	11,104

The PRC tax rates have been used because the majority of the Company’s pre-tax and taxable income arises in the PRC. The effect of the tax holiday and preferential tax amounted to RMB38,855 (USD5,695), RMB47,803 and RMB34,378 in the years ended December 31, 2008, 2007, and 2006, respectively (equivalent to basic earnings per share amount of RMB1.01 (USD0.15), RMB1.29 and RMB1.07 and a diluted earnings per share amount of RMB0.98 (USD0.14), RMB1.25 and RMB1.02 for the years ended December 31, 2008, 2007 and 2006, respectively).

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(b)	Deferred Tax Assets and Liabilities

The tax effects of the Group’s temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2008	2008	2007
	USD	RMB	RMB
Deferred tax assets:
Tax loss carryforwards	1,524	10,398	8,455
Valuation allowance	(1,524)	(10,398)	(8,455)

Net deferred tax asset	—	—	—

Deferred tax liabilities:
Intangible assets	(2,886)	(19,693)	(25,558)

Net deferred tax liability	(2,886)	(19,693)	(25,558)

Classification on consolidated balance sheets:

Deferred tax liabilities:
- Non-current	(2,886)	(19,693)	(25,558)

The increase/(decrease) in the valuation allowance during the years ended December 31, 2008, 2007 and 2006 were RMB1,943 (USD285), RMB(438) and RMB5,697, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or tax loss carryforwards are utilized.

As of December 31, 2008, for United States federal income tax purposes, the Company has net operating loss carryforwards of approximately USD15,009 which will expire at various dates through 2028. Included in these US losses are net operating loss carryforwards of approximately USD11,037 that are subject to significant limitations due to prior ownership change, as defined under Section 382 of the Internal Revenue Code. Based on management’s best estimate, these US loss carryforwards are not expected to be utilizable due to this prior ownership change and thus, gross deferred tax assets recognized in respect of tax loss carryforwards as of December 31, 2008 and 2007 are the net operating loss carryforwards that are not currently subject to such limitations. However, management determines it is more likely than not that such net operating loss carryforwards will not be realized, and therefore, full valuation allowances have been provided as of December 31, 2008 and 2007.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Certain of the Company’s PRC subsidiaries have generated net operating losses within the jurisdiction in which they operate amounting to approximately RMB4,739 (USD695). These losses will expire on various dates through 2013. However, management determined it is more likely than not that such net operating loss carryforwards will not be realized, and therefore, full valuation allowances have been provided as of December 31, 2008.

The new CIT law also imposes a withholding tax at 10%, unless reduced by a tax treaty, for dividends distributed by a PRC resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of its subsidiaries as of December 31, 2008 since these earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The Company revised the footnote disclosure of its deferred tax asset relating to tax loss carryforwards and its related valuation allowance as of December 31, 2007, to correct an immaterial error, reducing both the deferred tax asset and the valuation allowance by RMB7,524 (USD1,103). This adjustment had no impact on any line items within the consolidated balance sheet as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.

(c)	Accounting for uncertainty in Income Taxes

As of January 1, 2007 and for each of the twelve-month ended December 31, 2007 and 2008, the Group did not have unrecognized tax benefits relating to uncertain tax positions. Also, the Group does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest or penalties were accrued at the date of initial adoption of FIN 48 and as of December 31, 2007 and 2008.

The Group’s subsidiaries file their income tax returns in the PRC, Hong Kong and the United States. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100 (USD15). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. Accordingly, the PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC state and local tax authorities for the tax years beginning in 2003. The tax returns for the Company’s Hong Kong subsidiaries are currently open to examination by the Hong Kong tax authorities for the tax years beginning in 2002.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

11	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	2008	2008	2007
	USD	RMB	RMB
Legal and professional fees	381	2,600	4,304
Accrued staff related costs	691	4,713	7,545
Payables for acquisitions (Note a)	19,206	131,037	150,336
Other accruals	524	3,575	6,861

	20,802	141,925	169,046

Note a	The balance at December 31, 2008 represents amounts payable in relation to the Group’s acquisitions of Keen Awards, Comtech Broadband and Rise Year amounting to RMB29,152 (USD4,273), RMB44,449 (USD6,515) and RMB57,436 (USD8,418), respectively. The balance of December 31, 2007 represents amounts payable in relation to the Group’s acquisitions of Viewtran Cayman, Keen Awards and Comtech Broadband amounting to RMB7,295, RMB51,749 and RMB91,292, respectively. The amount payable in relation to the Group’s acquisition of Keen Awards is contingent upon achieving certain agreed earnings levels over the next year (see Note 7). The amounts payable in relation to the Group’s acquisitions of Comtech Broadband and Long Rise are expected to be settled within one year. Amounts payable in relation to the acquisitions are non-interest bearing.

12	SHARE-BASED COMPENSATION

(a)	Options and stock warrants assumed under the Share Exchange Agreement

Under the Company’s 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the Company issued options to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of USD3.00 and expire on July 1, 2009. No options under the Directors’ Plan were exercised during the years ended December 31, 2008 and 2006. During the year ended December 31, 2007, 15,000 options under the Directors’ Plan were exercised. As of December 31, 2008, 100,000 options under the Directors’ Plan were outstanding with a weighted average exercise price per share of USD3.00 and aggregate intrinsic value of USD186.

The Company granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock. The stock warrants have a weighted average exercise price per stock warrant of USD2.76 each and expire on July 1, 2009. No stock warrants were exercised during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, 151,029 and 754,389 stock warrants with a weighted average exercise price per stock warrant of USD2.63 and USD2.72 were exercised, respectively. As of December 31, 2008, 19,999 stock warrants were outstanding with a weighted average exercise price per stock warrant of USD3.00 and aggregate intrinsic value of USD37.

(b)	Stock warrants issued to financial advisor as part of a financial advisory fee payable in connection with the share exchange transaction

In 2005, the Company granted 325,000 stock warrants to a financial advisor as part of a financial advisory fee. The stock warrants have an exercise price per stock warrant of USD3.00 and expire on July 1, 2009. During the year ended December 31, 2006, 16,250 stock warrants were exercised. No stock warrants remained outstanding thereafter.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(c)	2004 Incentive Plan

On August 3, 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Incentive Plan”) pursuant to which 2,500,000 shares of the Company’s common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, non-vested shares and performance shares. The purpose of the 2004 Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants. The 2004 Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the 2004 Incentive Plan is early terminated by the Board.

Stock options

A summary of stock options activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD
Balance as of January 1, 2006	2,357,500	3.95
Exercised	(922,313)	3.88
Forfeited	(121,668)	3.90

Balance as of December 31, 2006	1,313,519	4.01
Exercised	(121,250)	3.20

Balance as of December 31, 2007	1,192,269	4.09
Exercised	—	—

Balance and exercisable as of December 31, 2008	1,192,269	4.09	6.02	1,009

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was USD1,948 and USD8,766, respectively.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2006	—	—
Granted on March 8, 2006 (note i)	50,000	9.14
Granted on March 8, 2006 (note ii)	7,500	9.14
Granted on July 21, 2006 (note iii)	6,000	10.12
Granted on July 21, 2006 (note i)	96,000	10.12
Vested	(96,762)	9.69

Balance as of December 31, 2006	62,738	9.89
Vested	(59,774)	9.93

Balance as of December 31, 2007	2,964	9.14
Vested	(2,500)	9.14

Balance as of December 31, 2008	464	9.14

Note i The stock awards vest in equal quarterly installments over a period of one year from the date of grant.

Note ii The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

Note iii The stock awards were fully vested on the date of grant.

The total fair value of equity share units vested during the year ended December 31, 2008, 2007 and 2006 was USD23, USD593 and USD937. As of December 31, 2008 and 2007, the aggregate fair value of all non-vested equity share units was USD4 and USD27, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 2 months (2007: 14 months).

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2006	—	—
Granted on July 21, 2006 (note i)	104,000	10.12
Vested	(34,667)	10.12

Balance as of December 31, 2006	69,333	10.12
Vested	(69,333)	10.12

Balance as of December 31, 2007 and 2008	—	—

Note i The performance awards vest in equal quarterly installments over three quarters from October 1, 2006 to June 30, 2007 and were subject to a company-wide performance goal which was achieved for the year ended December 31, 2006.

No performance shares were vested during the year ended December 31, 2008. The aggregate fair value of performance shares vested during the years ended December 31, 2007 and 2006 was USD702 and USD351, respectively.

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

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Non-vested equity share unit

A summary of non-vested equity share units issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	—	—
Granted on February 14, 2007 (note i)	6,505	15.37
Granted on March 14, 2007 (note ii)	55,000	15.20
Granted on March 14, 2007 (note iii)	16,000	15.20
Granted on August 1, 2007 (note iv)	140,000	13.90
Granted on December 24, 2007 (note v)	8,734	16.03
Granted on December 24, 2007 (note vi)	105,000	16.03
Vested	(203,755)	14.31

Balance as of December 31, 2007	127,484	15.94
Granted on January 28, 2008 (note vii)	962,700	9.67
Granted on March 27, 2008 (note vii)	80,000	10.85
Granted on August 4, 2008 (note iii)	280,000	4.52
Granted on October 31, 2008 (note viii)	29,412	5.44
Granted on November 21, 2008 (note iii)	80,125	2.7
Granted on November 21, 2008 (note viii)	1,400,000	2.7
Vested	(678,284)	7.28

Balance as of December 31, 2008	2,281,437	5.56

Note i	The stock awards vest 50% on June 30, 2007, 25% on September 30, 2007 and 25% on December 31, 2007.

Note ii	The stock awards vest in equal quarterly installments over a period of one year from the date of grant.

Note iii	The stock awards were fully vested on the date of grant.

Note iv	The stock awards vest in equal installments on August 31, September 30, October 31, November 30 and December 31, 2007, respectively.

Note v	The stock awards vest in equal installments on March 24, June 24, September 24 and December 24, 2008.

Note vi	The stock awards vest in equal annual installments over a period of three years from January 1, 2008.

Note vii	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

Note viii	The stock awards vest in equal quarterly installments over a period of two years from the date of grant.

The total fair value of the above equity share units vested during the year ended December 31, 2008 and 2007 were USD4,936 and USD2,916, respectively. As of December 31, 2008 and 2007, the aggregate fair value of all non-vested equity share units were USD12,695 and USD2,032, respectively, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 24 months (2007: 31 months).

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	—	—
Granted on December 24, 2007 (note i)	255,000	16.03
Granted on December 24, 2007 (note ii)	15,000	16.03

Balance as of December 31, 2007	270,000	16.03
Granted on March 27, 2008 (note i)	160,000	10.85
Vested	(5,000)	16.03

Balance as of December 31, 2008	425,000	14.08

Note i	The performance shares vest in equal annual installments over three years from January 1, 2008 to December 31, 2010 and were subject to the Group meeting certain earning measures in 2008, 2009 and 2010. Management assessed that the earning measures for these performance shares were improbable of achievement for 2008.

Note ii	The performance shares vest in equal annual installments over three years from January 1, 2008 to December 31, 2010 and were subject to the Group meeting performance measures in 2008, 2009 and 2010.

The total fair value of performance shares vested during the year ended December 31, 2008 was USD80. No performance shares were vested during the year ended December 31, 2007. As of December 31, 2008 and 2007, the aggregate fair value of all performance share units were USD5,984 and USD4,328, respectively.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

13	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

	2008	2008	2007	2006
	USD	RMB	RMB	RMB
Numerator for basic and diluted earnings per share:
Net income	14,057	95,907	152,443	123,275

Denominator:
Basic weighted average shares		38,488,861	36,974,100	32,200,044
Effect of dilutive non-vested equity share units, performance shares, options and warrants		1,097,060	1,332,869	1,629,475

Diluted weighted average shares		39,585,921	38,306,969	33,829,519

Basic earnings per share:	0.37	2.49	4.12	3.83

Diluted earnings per share:	0.36	2.42	3.98	3.64

Non-vested equity share units, performance shares, and options and warrants amounting to approximately 942 thousand, 384 thousand and Nil at December 31, 2008, 2007 and 2006, respectively are excluded from the Company’s dilutive computation as their effect would be anti-dilutive.

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

The Company determined it has two operating segments: Component Sales and Engineering Services.

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

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following is the segment information for the year ended December 31, 2008:

	Component Sales RMB	Engineering Services RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external Customers	1,931,845	27,695	—	1,959,540
Inter-segment revenue	8,368	63,216	—	71,584

	1,940,213	90,911	—	2,031,124

Income/(loss) from operations	124,265	(1,740)	(49,987)	72,538
Interest expense	(1,056)	—	—	(1,056)
Interest income	25,426	2,390	79	27,895

Earnings before income taxes and minority interest	148,635	650	(49,908)	99,377

Significant non-cash items:
– Depreciation and amortization	31,164	6,320	—	37,484
– In-process research and development	4,390	—	—	4,390
– Impairment loss of goodwill and intangible assets (Note 8)	33,759	—	—	33,759
– Provision for inventory write-down	511	689	—	1,200
– Allowance for doubtful accounts	6,847	—	—	6,847
– Minority interest	1,255	—	—	1,255
– Share-based compensation cost	—	—	40,722	40,722

Segment assets	1,607,409	75,846	3,555	1,686,810

Total expenditures for additions to long-lived assets
– Property and equipment	6,257	1,294	—	7,551
– Intangible assets (Note 7)	30,157	—	—	30,157
– Goodwill (Note 7)	21,422	—	—	21,422

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following is the segment information for the year ended December 31, 2007:

	Component Sales RMB	Engineering Services RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external Customers	1,597,818	68,690	—	1,666,508
Inter-segment revenue	9,725	100,027	—	109,752

	1,607,543	168,717	—	1,776,260

Income/(loss) from operations	200,554	2,161	(56,234)	146,481
Interest expense	(1,943)	(392)	—	(2,335)
Interest income	24,903	117	617	25,637

Earnings before income taxes and minority interest	223,514	1,886	(55,617)	169,783

Significant non-cash items:
– Depreciation and amortization	12,394	6,121	—	18,515
– Allowance for doubtful accounts	15,052	—	—	15,052
– Minority interest	3,065	—	—	3,065
– Share-based compensation cost	—	—	38,015	38,015

Segment assets	1,716,207	121,763	2,570	1,840,540

Total expenditures for additions to long-lived assets
– Property and equipment	4,005	5,029	—	9,034
– Intangible assets (Note 7)	147,585	(5,049)	—	142,536
– Goodwill (Note 7)	47,561	5,221	—	52,782

The following is the segment information for the year ended December 31, 2006:

	Component Sales RMB	Engineering Services RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external customers	1,269,176	54,387	—	1,323,563
Inter-segment revenue	—	107,346	—	107,346

	1,269,176	161,733	—	1,430,909

Income/(loss) from operations	156,544	9,354	(37,103)	128,795
Gain on disposal of a subsidiary	6,673	—	—	6,673
Interest expense	(2,834)	(62)	—	(2,896)
Interest income	7,187	154	11	7,352

Earnings before income taxes and minority interest	167,570	9,446	(37,092)	139,924

Significant non-cash items:
– Depreciation and amortization	2,252	802	—	3,054
– Allowance for doubtful accounts	7,920	—	—	7,920
– Provision for inventory write-down	7,369	—	—	7,369
– Minority interest	8,795	(3,250)	—	5,545
– Share-based compensation cost	—	—	20,029	20,029
Segment assets	747,577	150,519	9,002	907,098

Total expenditures for additions to long-lived assets
– Property and equipment	3,370	5,053	—	8,423
– Intangible assets (Note a)	5,467	14,756	—	20,223
– Investment in an affiliated company	—	416	—	416
– Goodwill (Note a)	4,264	42,428	—	46,692

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Revenues from external customers by product category are summarized as follows:

	2008	2008	2007	2006
	USD	RMB	RMB	RMB
Net revenue
Component Sales
Mobile handset	101,111	689,832	672,640	525,427
Telecommunications equipment	82,589	563,461	509,054	455,223
Industrial Business	13,001	88,701	—	—
Digital media and others	86,457	589,851	416,124	288,526

	283,158	1,931,845	1,597,818	1,269,176
Engineering Services	4,059	27,695	68,690	54,387

Total net revenue	287,217	1,959,540	1,666,508	1,323,563

15	STATUTORY RESERVES

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

The accumulated balance of these statutory reserves maintained at the Company’s PRC subsidiaries as of December 31, 2008 and 2007 were RMB42,294 (USD5,369) and RMB36,290, respectively.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

16	COMMITMENTS AND CONTINGENCIES

(a)	The Group leases its office facilities under non-cancelable operating leases. The leases have remaining terms up to twenty-one months. Rental expense was RMB9,496 (USD1,392), RMB7,831 and RMB6,783 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2008 were as follows:

	USD	RMB
Year ending December 31,
2009	1,282	8,745
2010	449	3,063

Total	1,731	11,808

(b)	As on December 31, 2008, the Group has outstanding purchase orders for components from suppliers in the amount of approximately RMB216 (USD32). The Group does not have any minimum purchase obligations with these suppliers. Other than as disclosed above, the Group had no other contractual obligations, off-balance sheet guarantees or arrangements as on December 31, 2008.

(c)	As of December 31, 2008, outstanding bills discounted with banks for which the Group has retained a recourse obligation amounting to RMB22,054 (USD3,233).

17	RELATED PARTY BALANCE AND TRANSACTION

The amount due to a related party of Jeffrey Kang as of December 31, 2007 represented consideration payable to Matsunichi for the purchase of a small office suite by the Group in 2001. Mr. Jeffrey Kang, Chairman of the Company, has a controlling interest in Matsunichi. The balance was interest free and was settled in March 2008. Apart from the foregoing, there was no other related party balance or transaction.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

18	CONCENTRATION OF RISK

Revenue concentration

A substantial percentage of the Group’s sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2008	2007	2006
Customer A	12%	16%	9%
Customer B	10%	10%	16%

Details of the accounts receivable from the two customers with the largest receivable balances at December 31, 2008 and 2007 are as follows:

	Percentage of accounts receivable
	2008	2007
Customer A	23%	13%
Customer B	9%	10%

	32%	23%

Dependence on suppliers

The Group typically rely on a limited number of key suppliers, and many customized module design solutions that are developed by the Group are designed around technology components provided by these suppliers. The Group typically do not have long-term supply agreements or other forms of exclusive arrangements with these suppliers. If the Group loses a key supplier or a supplier reduces the quantity of products it sells to the Group, it does not maintain a sufficient inventory level of products required or is otherwise unable to meet the demand for its components, the Group may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. If suitable replacement components are unavailable, the Group may be forced to redevelop certain of its solutions, which ultimately may not be accepted by the customers.

A substantial percentage of the Group’s purchases are made from the following suppliers. Details of the major suppliers are as follows:

	2008	2007	2006
Supplier A	31.7%	28.6%	34.9%
Supplier B	12.6%	2.9%	Nil
Supplier C	7.5%	10.0%	15.7%
Supplier D	5.1%	9.1%	16.5%

19	EMPLOYEE BENEFIT PLANS

Certain employees of the Group in the PRC are entitled to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan at 6.5% to 9% of the monthly basic salaries of certain employees. The contribution expense for the years ended December 31, 2008, 2007 and 2006 was RMB5,726 (USD839), RMB2,062 and RMB1,961, respectively.

The Group operates a Mandatory Provident Fund Scheme (“the MPF scheme”) under the Hong Kong Mandatory Provident Fund Schemes Ordinance for employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The assets of the MPF scheme are held by independent trustees and are separated from those of the Group’s assets. Under the MPF scheme, the employer and its employees are each required to make contributions to the plan at 5% of the employees’ relevant income, subject to a cap of monthly relevant income of HKD20. Contributions to the plan by the employee vest immediately. The contributions paid by the Group for the years ended December 31, 2008, 2007 and 2006 were RMB189 (USD28), RMB103 and RMB125, respectively.

20	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of pledged bank deposits, accounts receivable, bills receivable, accounts payable, bank borrowings, amount due to a related party, and other payables and accrued liabilities approximated the respective carrying amounts because of the short maturity of these instruments.

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

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments as of December 31, 2008 and 2007 and believes its exposure to interest rate risk is not material.