Form 10-Q
period 2009-03-31
Cogo Group, Inc.
filed 2009-05-08
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

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

There were 39,580,565 shares of the Registrant’s Common Stock issued and outstanding on May 5, 2009.

Cogo Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheet

	March 31,		December 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Assets
Current assets:
Cash	108,656	742,438	686,379
Pledged bank deposits	17,000	116,159	115,983
Accounts receivable, net	65,277	446,033	497,992
Bills receivable	1,532	10,466	13,555
Inventories	17,284	118,101	95,855
Prepaid expenses and other receivables	2,646	18,080	20,211

Total current assets	212,395	1,451,277	1,429,975
Property and equipment, net	2,483	16,967	17,993
Goodwill and intangible assets, less accumulated amortization, RMB50,112 (USD7,334) in 2009 and RMB42,819 in 2008	33,652	229,941	237,234
Other assets	236	1,608	1,608

Total Assets	248,766	1,699,793	1,686,810

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	15,697	107,255	107,512
Income taxes payable	1,498	10,238	8,225
Accrued expenses and other liabilities	17,804	121,651	141,925

Total current liabilities	34,999	239,144	257,662
Deferred tax liabilities	2,714	18,544	19,693

Total liabilities	37,713	257,688	277,355

Stockholders’ equity
Common stock:
Par value: USD 0.01
Authorized 200,000,000 shares
Issued: 39,637,398 shares
Outstanding: 35,692,987 shares in 2009
35,231,661 shares in 2008	472	3,228	3,196
Additional paid in capital	170,918	1,167,867	1,146,840
Retained earnings	78,278	534,864	524,240
Accumulated other comprehensive loss	(15,649)	(106,929)	(107,645)

	234,019	1,599,030	1,566,631

Less cost of common stock in treasury, 3,944,411 shares in 2009 and 2008	(23,809)	(162,687)	(162,687)

Total Cogo Group, Inc. stockholders’ equity	210,210	1,436,343	1,403,944
Noncontrolling interest	843	5,762	5,511

Total stockholders’ equity	211,053	1,442,105	1,409,455

Total liabilities and stockholders’ equity	248,766	1,699,793	1,686,810

See accompanying unaudited notes to condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months ended March 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	62,566	427,505	408,835
Services revenue	702	4,797	13,210

	63,268	432,302	422,045
Cost of sales
Cost of goods sold	(53,697)	(366,908)	(331,842)
Cost of services	(579)	(3,954)	(7,814)

	(54,276)	(370,862)	(339,656)

Gross profit	8,992	61,440	82,389
Selling, general and administrative expenses	(5,233)	(35,757)	(39,778)
Research and development expenses	(2,348)	(16,044)	(9,633)
Other operating income (expense)	5	33	(38)

Income from operations	1,416	9,672	32,940
Interest expense	(5)	(31)	(240)
Interest income	381	2,603	7,618

Earnings before income taxes	1,792	12,244	40,318
Income tax expense	(201)	(1,377)	(3,291)

Net income	1,591	10,867	37,027
Less net income attributable to noncontrolling interest	(36)	(243)	—

Net income attributable to Cogo Group, Inc.	1,555	10,624	37,027

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Basic	0.04	0.30	0.95

Diluted	0.04	0.29	0.93

Weighted average number of common shares outstanding
Basic		35,929,788	39,056,811

Diluted		37,264,100	39,961,321

See accompanying unaudited notes to condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Cash flows from operating activities:

Net income	1,591	10,867	37,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	205	1,408	1,800
Amortization of intangible assets	1,067	7,293	6,453
Deferred income taxes	(168)	(1,149)	(1,017)
Loss on disposal of property and equipment	5	36	28
Share-based compensation	2,082	14,226	11,339

Change in current assets and liabilities:
Accounts receivable, net	7,673	52,427	(55,543)
Bills receivable	452	3,089	(17,462)
Inventories	(3,248)	(22,191)	28,562
Prepaid expenses and other receivables	316	2,157	(3,861)
Accounts payable	(56)	(384)	8,658
Amount due to a related party	—	—	(1,378)
Income taxes payable	294	2,009	3,664
Accrued expenses and other liabilities	(498)	(3,406)	(9,412)

Net cash provided by operating activities	9,715	66,382	8,858

Cash flows used in investing activities:
Decrease in pledged bank deposits	—	—	(383)
Payments for acquisitions of subsidiaries	(1,500)	(10,249)	(32,956)
Purchases of property and equipment	(63)	(430)	(2,740)

Net cash used in investing activities	(1,563)	(10,679)	(36,079)

Cash flows used in financing activities:
Repayment of bank borrowings	—	—	(8,911)

Net cash used in financing activities	—	—	(8,911)

Effect of exchange rate changes on cash	52	356	(21,176)

Net increase/(decrease) in cash	8,204	56,059	(57,308)

Cash at beginning of the period	100,452	686,379	919,650

Cash at end of the period	108,656	742,438	862,342

Supplementary cash flow information:
Interest paid	201	1,377	3,291

Income tax paid	76	518	747

Non-cash investing activities:
Stock issued for acquisition consideration payable, included in other liabilities	1,000	6,833	—

See accompanying unaudited notes to condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Cogo Group, Inc. Stockholders
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	No. of Shares	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2009	35,231,661	3,196	1,146,840	524,240	(107,645)	(162,687)	5,511	1,409,455
Net income	—	—	—	10,624	—	—	243	10,867
Foreign currency translation adjustments	—	—	—	—	716	—	8	724
Issuance of common stock to share-based compensation plan	402,225	27	(27)	—	—	—	—	—
Share-based compensation	—	—	14,226	—	—	—	—	14,226
Issuance of common stock in connection with consideration paid for the acquisition of Comtech Broadband	59,101	5	6,828	—	—	—	—	6,833

Balance as of March 31, 2009	35,692,987	3,228	1,167,867	534,864	(106,929)	(162,687)	5,762	1,442,105

Balance as of March 31, 2009 (in USD)		472	170,918	78,278	(15,649)	(23,809)	843	211,053

See accompanying notes to unaudited condensed consolidated financial statements.

Note 1 – Basis Of Presentation

The unaudited condensed consolidated financial statements of Cogo Group, Inc., (formerly Comtech Group, Inc. (the “Company”)) and its subsidiaries (the “Group”), include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Group’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31 2008.

The Group has experienced and expects to experience, seasonal fluctuations in net revenue, which have historically been lowest in the first quarter of the year due to the Chinese New Year holiday season period and net revenues are typically highest in the fourth quarter of the year due to the desire by original equipment manufacturers (“OEMs”) to spend remaining allocated annual budgets. Consequently, the Group’s financial position, operating results, cash flows and trends in these unaudited condensed consolidated financial statements are not necessarily indicative of future results that may be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For the convenience of the reader, the March 31, 2009 RMB amounts, included in the accompanying unaudited condensed consolidated financial statements have been translated into United States dollars (“USD” or “$”) at the rate of USD 1.00 = RMB6.83290. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any particular rate or at all.

Note 2 – Summary Of Significant Accounting Policies

Financial Accounting Standard Board (“FASB”) Statement No. 141(R) (“SFAS No. 141(R)”) and FASB Statement No. 160 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) was effective for business combinations closing after January 1, 2009. Effective January 1, 2009, the Group adopted the provisions of SFAS No. 141(R) without a material impact to the unaudited condensed consolidated financial statements. SFAS No. 160 requires the Company to make certain changes to the presentation of financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings (RMB243 thousand (USD36 thousand) and nil for the three months ended March 31, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity (RMB5,762 thousand (USD843 thousand) and RMB5,511 thousand as of March 31, 2009 and December 31, 2008, respectively). The net earnings amounts the Company has previously reported are now presented as “Net earnings attributable to the Cogo Group, Inc.” and, as required by SFAS No. 160, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of stockholders’ equity, the Company distinguishes between equity amounts attributable to Cogo Group, Inc. stockholders and the amounts attributable to the noncontrolling interests were previously classified as minority interest outside of stockholders’ equity.

FASB Statement No. 161 (SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will be no impact on the results of operations and financial position. The implementation of SFAS No. 161 did not have a material impact to the unaudited condensed consolidated financial statements.

Note 3 – Accounts Receivable, Net

Accounts receivable consist of the following:

	March 31,		December 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Accounts receivable	71,276	487,023	535,306

Less: allowance for doubtful accounts	(5,999)	(40,990)	(37,314)

	65,277	446,033	497,992

An analysis of the allowance for doubtful accounts is as follows:

	Three Months ended March 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Balance as of January 1, 2009	5,461	37,314	30,467

Addition charged to allowance for doubtful accounts	538	3,676	4,908

Balance as of March 31,2009	5,999	40,990	35,375

Note 4 – Bills Receivable

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

The Group in certain circumstances, has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 1.3% to 2.5% of the balance transferred, which is recorded as interest expense.

For the quarters ended March 31, 2009 and 2008, the Group received proceeds from the sale of bills receivable amounting to RMB14,814 thousand (USD2,168 thousand), and RMB8,530 thousand, respectively. In addition, the Group recorded discounts amounting to RMB41 thousand (USD6 thousand), and RMB37 thousand in respect of the bills receivable sold for the quarters ended March 31, 2009 and 2008, respectively, which have been included in interest expense.

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As at March 31, 2009 and December 31, 2008, the Group has derecognized discounted bills receivable amounting to RMB14,965 thousand (USD2,190 thousand) and RMB22,054 thousand, respectively in accordance with SFAS No. 140.

Note 5 – Inventories

Inventories by major categories are as follows:

	March 31,		December 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Raw materials	883	6,036	6,364
Finished goods	16,401	112,065	89,491

	17,284	118,101	95,855

Inventories amounting to RMB2,700 thousand (USD395 thousand) was written off during the quarter ended March 31, 2009. No inventories were written off during the quarter ended March 31, 2008.

Note 6 – Property And Equipment, Net

Property and equipment consists of the following:

	March 31,		December 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Property and equipment, at cost	5,379	36,757	36,783
Less: accumulated depreciation	(2,896)	(19,790)	(18,790)

Property and equipment, net	2,483	16,967	17,993

Note 7 – Share-Based Compensation

During the three months ended March 31, 2009 and 2008, the Company recognized share-based compensation expense for awards issued under the 2004 Incentive Plan and the 2006 Incentive Plan of RMB14,226 thousand (USD2,082 thousand) and RMB11,339 thousand, respectively. A detailed description of the Company’s share-based compensation awards is included in the Company’s Form 10-K for the year ended December 31, 2008.

A summary of non-vested share units activity is as follows:

	2004 Incentive Plan		2006 Incentive Plan
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
		USD		USD
Balance as of January 1, 2009	464	9.14	2,281,437	5.56
Granted on January 14, 2009	—	—	500,000	5.50
Vested	(464)	9.14	(274,318)	5.40

Balance as of March 31, 2009	—	—	2,507,119	5.37

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended March 31,
	2009	2008
	RMB’000	RMB’000
Numerator for basic and diluted earnings per share:

Net income attributable to Cogo Group, Inc.	10,624	37,027

Denominator:

Basic weighted average shares	35,929,788	39,056,811

Effect of dilutive non-vested equity share units, performance shares, options and warrants	1,334,312	904,510

Diluted weighted average shares	37,264,100	39,961,321

Basic earnings per share:	0.30	0.95

Diluted earnings per share:	0.29	0.93

Non-vested equity share units, performance shares, and options and warrants amounting to approximately 766 thousand shares and 595 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive for the three month period ended March 31, 2009 and 2008.

Note 9 – Operating Segment Information

Segment information is as follows:

	Three Months ended March 31,
	2009	2008
	RMB’000	RMB’000
Net revenue
Product sales
Segment revenue from external customers
Mobile handset	149,322	171,620
Telecommunications equipment	110,477	112,485
Industrial business	46,939	2,968
Digital media and others	120,767	121,762
Inter-segment revenue	–	–

	427,505	408,835

Service revenue
Segment revenue from external customers	4,797	13,210
Inter-segment revenue	5,125	6,668

	9,922	19,878
Inter-company elimination	(5,125)	(6,668)

	432,302	422,045

Income from operations
Product sales	18,537	42,191
Engineering services	136	4,130
Unallocated (note i)	(9,001)	(13,381)

	Three Months ended March 31,
	2009	2008
	RMB’000	RMB’000
Total income from operations	9,672	32,940
Interest expense	(31)	(240)
Interest income	2,603	7,618

Earnings before income taxes	12,244	40,318

	March 31, 2009	December 31, 2008
	RMB’000	RMB’000
Total assets
Product sales	1,621,787	1,607,409
Service revenue	74,430	75,846
Unallocated (note ii)	3,576	3,555

	1,699,793	1,686,810

Note i: Unallocated income from operations includes items such as corporate staff and overhead.

Note ii: Unallocated assets mainly includes cash for corporate use.

Note 10 – Comprehensive income

Comprehensive income is as follows:

	Three Months ended March 31,
	2009	2008
	RMB’000	RMB’000
Net income	10,867	37,027
Other comprehensive income/(loss)
Foreign currency translation adjustments	724	(27,048)

Comprehensive income	11,591	9,979
Less: comprehensive income attributable to noncontrolling interest	(251)	–

Comprehensive income attributable to Cogo Group, Inc.	11,340	9,979

The following table reconciles equity attributable to noncontrolling interest:

	Three Months ended March 31,
	2009	2008
	RMB’000	RMB’000
Balance as of January 1, 2009	5,511	–
Net income attributable to noncontrolling interest	243	–
Foreign currency translation adjustments	8	–

Balance as of March 31, 2009	5,762	–

Note 11 – Fair Value Measurement

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, the Group may have additional disclosure requirements in the event we complete acquisition or incur impairment of our assets in future periods.

Note 12 – Subsequent Events

On April 14, 2009, the Group entered into a stock purchase agreement with an independent third party to acquire all the equity interest in Mega Smart Group Limited (“Mega Smart”) for a consideration of USD18,000 thousand in cash. Mega Smart and its subsidiary are engaged in developing industrial applications component business in China. Subject to the fulfillment of the closing conditions set out in the stock purchase agreement, the Group expects to complete the acquisition of Mega Smart on or before the closing date as set out in the Stock Purchase Agreement of May 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with Cogo Group, Inc. (formerly Comtech Group, Inc., (the “Company”) and its subsidiaries’ (together, “we,” “us,” “our” or the “Group”) unaudited condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 as well as the Group’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Group’s Form 10-K for the year ended December 31, 2008.

Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including into our new digital consumer electronic and storage solution products; expectations for the domestic wireless handset, telecommunications equipment, consumer electronic and storage solution end-markets in the People’s Republic of China (the “PRC”); anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC’s wireless handset, telecommunications equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “projects,” “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (“SEC”) on Form 10-K, and our subsequent SEC filings.

Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, thus reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006, we began to earn income through the provision of engineering service to existing and new customers.

We are focused on the mobile handset, telecom equipment, industrial business and digital media end-markets in China. In the mobile handset end-market, we provide module solutions for functionalities such as LCD, camera, power supply and Bluetooth; in the telecom equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-markets, which commenced since the beginning of 2008, we provide industrial solutions for the green energy and auto-electronics sectors; and in the digital media end-market, we provide solutions for digital set-top boxes and GPS applications.

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

We have two reportable operating segments: product sales consisting of revenues generated by providing customized module design solutions focusing primarily in the mobile handset, telecommunications equipment, digital media and industrial business end-markets, and services revenue, generated by providing technology and services, network system integration and related training and maintenance services.

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

Growth in end-market industries. The rapid growth of the domestic mobile handset, telecom equipment, industrial business and digital media end-markets have been important growth drivers for China’s electronics manufacturing industries. Specific markets that we expect to experience continued growth are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecom network market, as well as the digital media market particularly relating to digital TV and GPS applications. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for mobile handset, telecom equipment, industrial business and digital media products could materially affect our results of operations.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2005, we began targeting the digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating sales from customized module design solutions for digital home entertainment products, primarily for digital set-top boxes, through sales to our existing end-customers, Haier, Konka, Lenovo and TCL. We have since then grown our revenues generated from this market from constituting 10.8% of our 2005 revenue to 27.9% of our first quarter of 2009 revenue. We anticipate that sales related to the digital media end-markets will generally have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as this industry mature. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to the tough market conditions, the level of consumer and information technology spending has declined and reduced the demand for our mobile handsets since the third quarter of 2008. Furthermore, our profit margins have been reduced since we strategically lowered our pricing in order to grow the business in a slowing economic environment. Our other businesses, such as telecommunications and digital medial products, continue to show solid growth, driven by stable infrastructure investments in the PRC.

Net Revenue

Product sales

For our product sales segment, we do not charge our customers an independent design fee. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. Our net revenue is net of a 17% value-added tax, or VAT.

Our broad and diversified customer base includes many of the major domestic mobile handset, telecom equipment, industrial business and digital consumer electronics manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market.

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

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Foxconn (LCD display), JDS Uniphase (optoelectronic components), Matsushita (switches), and Freescale (microcontrollers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory.

If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expand significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

General and administrative expenses include compensation and benefits for our general and administrative staff, professional fees, amortization of intangible assets, foreign exchange losses, and general travel and entertainment costs. We expense all general and administrative expenses as they are incurred. We expect that general and administrative expenses will continue to increase for the foreseeable future as a result of our expected continued growth and the continuing costs of complying with U.S. rules and regulations necessary to maintain our listing in the United States.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of March 31, 2009, we had approximately 263 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the mobile handset, telecom equipment, industrial business and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Taxation

The Company and the subsidiaries file separate income tax returns.

USA

The Company is a holding company incorporated in the State of Maryland, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in the quarters ended March 31, 2009 and 2008.

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and British Virgin Islands, our subsidiaries that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to tax on income or capital gains. In addition, upon payments of dividends by these companies, no Cayman Islands and British Virgin Islands withholding tax will be imposed.

PRC

On March 16, 2007, the National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”) which sets the income tax rate to 25% for all companies. The new CIT law was effective as of January 1, 2008. The new CIT law provides a five-year transition period from its effective date for those companies which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. For the Shenzhen subsidiaries that were entitled to a tax holiday such as the two-year tax exemption followed by a three-year 50% tax reduction shall be entitled to the tax holiday.

Based on the above, the Shenzhen subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech International Limited and Comtech Communications Technology (Shenzhen) Limited was subject to a tax rate of 18% in 2008, and a tax rate of 20% in 2009

•	Comtech Software Technology (Shenzhen) Company Limited was subject to a tax rates of 9% for 2008, and a tax rate of 20% in 2009

•	Comloca Technology (Shenzhen) Company Limited and Shenzhen Huameng Software Company Limited were under tax holidays in 2008 and 2009

•	Viewtran Technology (Shenzhen) Co., Limited (“Viewtran”) and Epcot Multimedia Technology (SZ) Co., Limited were under tax holidays in 2008, and are subject to a tax rate of 10% in 2009

In addition, beginning on January 1, 2008, Shanghai E&T System Company Limited, Shanghai Comtech Electronic Technology Ltd. and Keen Awards Beijing Limited are subject to the corporate income tax rate of 25% under the new CIT law.

Hong Kong

Comtech International (Hong Kong) Limited, Comtech Broadband Corporations Limited, Keen Awards Limited and Rise Year Limited are subsidiaries incorporated in Hong Kong and are subject to Hong Kong Profits Tax. The profits tax rate for these companies for 2008 and 2009 was 16.5%.

As a result of the PRC tax incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate was 11.3% and 8.2% in the first quarters of 2009 and 2008, respectively. The increase in our effective tax rate was mostly due to the expiry of tax holiday for certain subsidiaries in Shenzhen, which resulted in an increase in tax expense of RMB310 thousand (USD45 thousand) as compared to the corresponding period in 2008.

Noncontrolling Interest

Noncontrolling interest (previously referred to as minority interest) consists of a 30% of the outstanding equity interest in Long Rise Holdings Limited. For the quarter ended March 31, 2009, approximately 10.7% of our total net revenue was generated through this subsidiary.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Three Months ended March 31,
	2009	2008
	RMB’000	RMB’000
Net revenue
Product Sales
Mobile handset	149,322	171,620
Telecommunications equipment	110,477	112,485
Industrial business	46,939	2,968
Digital media and others	120,767	121,762
Services revenue	4,797	13,210

Total net revenue	432,302	422,045

Net Revenue. Total net revenue increased RMB10,257 thousand (USD1,501 thousand), or 2.4% in the first quarter 2009 when compared to the corresponding period in 2008. The increase was mainly due to the Group adopting the strategy of focusing on low margin, high volume sales, as well as continue expansion in the industrial business end-market since 2008.

Product Sales

Details of product sales by market type are as follows:

	Three Months ended March 31,
	2009		2009	2008	2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
	USD’000	RMB’000		RMB’000
Mobile handset	21,854	149,322	34.5%	171,620	40.7%	(13.0)%
Telecommunications equipment	16,168	110,477	25.6%	112,485	26.7%	(1.8)%
Industrial business	6,870	46,939	10.9%	2,968	0.7%	1,482.0%
Digital media and other (1)	17,674	120,767	27.9%	121,762	28.9%	(0.8)%

Total product sales	62,566	427,505	98.9%	408,835	97.0%	4.6%

(1)	Other includes sales of lightning protection devices for wireless base stations.

Product sales for the three months ended March 31, 2009 was RMB427,505 thousand (USD62,566 thousand), or RMB18,670 thousand or 4.6% higher than the corresponding period in 2008. Mobile handset related sales decreased by RMB22,298 thousand (USD3,264 thousand), or 13.0%; telecommunications equipment related sales decreased by RMB2,008 thousand (USD294 thousand), or 1.8%; industrial business related sales increased by RMB43,971 thousand (USD6,435 thousand), or 1,482%; and digital media and other sales decreased by RMB995 thousand (USD145 thousand), or 0.8%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the organic expansion of the industrial business end-market since the first quarter of 2008, offset by a decrease in mobile handset revenue attributable to the reduced demand in the PRC and a reduction in selling prices.

Services Revenue. Services revenue is as follows:

	Three Months ended March 31,
	2009		2009	2008	2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Services revenue	702	4,797	1.1%	13,210	3.0%	(63.7)%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The decrease of RMB8,413 thousand (USD1,231 thousand), or 63.7%, was mainly attributable to increased competition and our increased focus on product sales which enhance the Group’s overall product offerings.

Gross Profit. Gross profit was RMB61,440 thousand (USD8,992 thousand) in the first quarter of 2009, a decrease of RMB20,949 thousand (USD3,066 thousand), or 25.4% when compared to RMB82,389 thousand in the corresponding period in 2008. Gross margin was 14.2% in the first quarter of 2009, compared to 19.5% in the corresponding period in 2008. The decrease in both gross profit and gross profit margin is primarily attributable to the unfavorable product mix reflecting growing demands in the lower gross margin, low-end segment of the handset market.

Selling, General, Administrative, and Research & Development (“R&D”) Expenses. Selling, general and administrative and R&D expenses were RMB51,801 thousand (USD7,581 thousand) in the three months ended March 31, 2009, or 4.8% higher than the corresponding period in 2008. The expenses for the three month periods ended March 31, 2009 and 2008 are as follows:

	Three Months ended March 31,
	2009		2009	2008	2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Selling expenses	1,634	11,168	2.6%	12,911	3.1%	(13.5)%
General and administrative expenses	3,599	24,589	5.7%	26,867	6.4%	(8.5)%
R&D expenses	2,348	16,044	3.7%	9,633	2.3%	66.6%

Total	7,581	51,801	12.0%	49,411	11.8%	4.8%

Selling, General and Administrative Expenses. The decrease in selling expenses in the first quarter of 2009 of RMB1,743 thousand (USD255 thousand), or 13.5%, was mainly attributable to a reduction in the charge of doubtful account, and other selling expenses as a result of cost control measures such as freight charges of RMB1,150 thousand (USD168 thousand) and RMB593 thousand (USD87 thousand), respectively.

The decrease in general and administrative expenses of RMB2,278 thousand (USD333 thousand), or 8.5%, was primarily attributable to a reduction in share-based compensation cost of RMB3,237 thousand (USD474 thousand) as a result of share-based compensation awards vested during 2008, offset by an increase in amortization of intangible assets of RMB840 thousand (USD123 thousand) and other general administrative expense such as an increase in staff costs of RMB924 thousand (USD135 thousand) due to an increase in headcount.

R&D Expenses. Research and development expenses increased in the first quarter of 2009 by RMB6,411 thousand (USD938 thousand), or 66.6%, as compared to the corresponding period in 2008. The increase was primarily attributable to new share-based compensation awards granted to R&D staff during the first quarter of 2009 which increased the share-based compensation cost of RMB5,641 thousand (USD826 thousand) and as compared to the corresponding period in 2008.

Interest Expense. Interest expense decreased in the first quarter of 2009 by RMB209 thousand (USD31 thousand) or 87.1%, as compared to the corresponding period in 2008. The decrease in interest expense was attributable to the repayment of bank borrowings in the first quarter of 2008.

Interest Income. Interest income in the first quarter of 2009 amounted to RMB2,603 thousand (USD381 thousand), compared to RMB7,618 thousand in the corresponding period in 2008. The decrease was mainly attributable to a decrease in average interest rate as compared to the corresponding period in 2008.

Income Tax Expense. The effective tax rate for the three months ended March 31, 2009 was 11.3% compared to 8.2% for the comparable period in 2008. The increase in the effective tax rate was primarily due to the expiry of tax holiday for certain subsidiaries in Shenzhen, which resulted in an increase of income tax expense of RMB310 thousand (USD45 thousand) as compared to the corresponding period in 2008.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the three months ended March 31, 2009 was RMB10,624 thousand (USD1,555 thousand), as compared to RMB37,027 thousand in the corresponding period in 2008. We reported basic per share earnings of RMB0.30 (USD0.04) and diluted earnings per share of RMB0.29 (USD0.04) for the first quarter of 2009, as compared to basic earnings per share of RMB0.95 and diluted earnings per share of RMB0.93 for the corresponding period in 2008.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our accounts receivable cycle typically averages approximately three months. Accordingly, working capital is needed to fund this time difference.

As at March 31, 2009, apart from the cash payable in relation to our acquisitions of the subsidiaries, we had no material commitments for capital expenditures.

As of March 31, 2009, the Company had approximately RMB742,438 thousand (USD108,656 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank’s lines of credit and factoring facilities. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

As of March 31, 2009, we had working capital of RMB1,212,133 thousand (USD177,396 thousand), including RMB742,438 thousand (USD108,656 thousand) in cash, as compared with working capital of RMB1,172,313 thousand as of December 31, 2008. The increase in working capital is primarily due to the increase in net cash provided by operating activities for the three months ended March 31, 2009.

Operating activities generated cash of RMB66,382 thousand (USD9,715 thousand) for the three months ended March 31, 2009, compared to cash generated of RMB8,858 thousand in the corresponding period in 2008. The increase in cash generated from operating activities for the three months ended March 31, 2009 as compared to the corresponding period in 2008 is primarily due to a decrease in accounts receivable and bills receivable of RMB52,427 thousand (USD7,673 thousand) and RMB3,089 thousand (USD452 thousand) respectively.

Investing activities used RMB10,679 thousand (USD1,563 thousand) during the first quarter of 2009, mainly for payments for the acquisitions of subsidiaries of RMB10,249 thousand (USD1,500 thousand). The remaining major investing activities were the purchases of property and equipment of RMB430 thousand (USD63 thousand), respectively.

Indebtedness

On October 7, 2005, the Group entered into a USD5,000 thousand credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 thousand as of December 31, 2008 and 2007, and bears interest ranging from HIBOR + 1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB. As of March 31, 2009, there was no outstanding loan balance under the SCB facility.

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On February 27, 2007, the facility with the BOC was amended in which the Group entered into a USD14,000 thousand revised credit facility with the BOC. The facility is secured by cash deposit of RMB36,492 as of December 31, 2007 and bears an annual interest rate of LIBOR plus 2% per annum.

On January 17, 2008, the facility with the BOC was amended and the Group entered into a USD14,000 thousand revised credit facility with the BOC and on October 10, 2008, the BOC increased the credit facility to USD41,000 thousand. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR + 2.25% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC. As of March 31, 2009, there was no outstanding loan balance under the BOC facility.

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 1.3% to 2.5% of the balance transferred, which is recorded as interest expense. During the quarters ended March 31, 2009 and 2008, we had received proceeds from the sale of the bills receivable amounting to RMB14,814 thousand (USD2,168 thousand) and RMB8,530 thousand, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our reporting currency is the RMB (“RMB”). Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

The PRC State Administration for Foreign Exchange (“SAFE”), under the authority of the People’s Bank of China (the “PRC”), controls the conversion of RMB into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, RMB is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although currently the RMB exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. As of March 31, 2009, the exchange rate between RMB and U.S. dollar was USD1 to RMB6.83290.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of RMB. Our solutions are primarily procured, sold and delivered in the PRC for RMB. The majority of our net revenue are denominated in RMB.

Any devaluation of the RMB against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the RMB could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, from time to time we may have U.S. dollar denominated borrowings, and therefore a decoupling of the RMB many affect our financial performance in the future.

We recognized a foreign currency translation gain of approximately RMB724 thousand (USD106 thousand) for the quarter ended March 31, 2009. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. We did not have any bank borrowings as of March 31, 2009.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to record, process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, our chief executive and chief financial officers have concluded these controls and procedures are effective.

Disclosure controls and procedures designed to ensure we are able to record, collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal control over Financial Reporting

There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGO GROUP, INC.

May 8, 2009	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chairman and Chief Executive Officer (Principal Executive Officer)

May 8, 2009	By:	/s/ Frank Zheng
Frank Zheng
Chief Financial Officer (Principal Financial Officer)