Form 10-Q
period 2009-06-30
Cogo Group, Inc.
filed 2009-08-07
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes  ☐    No  ☒

There were 36,134,925 shares of the Registrant’s Common Stock issued and outstanding on July 31, 2009.

Cogo Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,		December 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Assets
Current assets:
Cash	101,014	689,949	686,379
Pledged bank deposits	17,000	116,113	115,983
Accounts receivable, net	77,574	529,850	497,992
Bills receivable	1,450	9,902	13,555
Inventories	21,357	145,870	95,855
Prepaid expenses and other receivables	2,804	19,152	20,211

Total current assets	221,199	1,510,836	1,429,975
Property and equipment, net	2,312	15,789	17,993
Goodwill and intangible assets, less accumulated amortization, RMB57,940 (USD8,483) in 2009 and RMB42,819 in 2008	51,563	352,189	237,234
Other assets	93	632	1,608

Total Assets	275,167	1,879,446	1,686,810

Liabilities and equity
Current liabilities:
Accounts payable	13,883	94,819	107,512
Bank borrowings	4,444	30,351	—
Income taxes payable	1,182	8,075	8,225
Accrued expenses and other liabilities	36,092	246,516	141,925

Total current liabilities	55,601	379,761	257,662
Deferred tax liabilities	3,655	24,967	19,693

Total liabilities	59,256	404,728	277,355
Equity
Common stock:
Par value: USD0.01
Authorized 200,000,000 shares
Issued: 39,935,232 shares
Outstanding: 35,990,821 shares in 2009
35,231,661 shares in 2008	476	3,248	3,196
Additional paid in capital	173,211	1,183,066	1,146,840
Retained earnings	80,841	552,161	524,240
Accumulated other comprehensive loss	(15,689)	(107,157)	(107,645)

	238,839	1,631,318	1,566,631
Less cost of common stock in treasury, 3,944,411 shares in 2009 and 2008	(23,819)	(162,687)	(162,687)

Total Cogo Group, Inc. equity	215,020	1,468,631	1,403,944
Noncontrolling interest	891	6,087	5,511

Total equity	215,911	1,474,718	1,409,455

Total liabilities and equity	275,167	1,879,446	1,686,810

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months ended June 30,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Net revenue
Product sales	72,526	495,366	463,897
Services revenue	1,063	7,263	4,020

	73,589	502,629	467,917
Cost of sales
Cost of goods sold	(62,245)	(425,147)	(381,223)
Cost of services	(857)	(5,856)	(2,517)

	(63,102)	(431,003)	(383,740)

Gross profit	10,487	71,626	84,177
Selling, general and administrative expenses	(5,866)	(40,058)	(33,364)
Research and development expenses	(2,354)	(16,076)	(10,800)
Other operating income	42	286	108

Income from operations	2,309	15,778	40,121
Interest expense	(70)	(478)	(587)
Interest income	640	4,369	6,990

Earnings before income taxes	2,879	19,669	46,524
Income tax expense	(299)	(2,045)	(2,173)

Net income	2,580	17,624	44,351
Less net income attributable to noncontrolling interest	(48)	(327)	—

Net income attributable to Cogo Group, Inc.	2,532	17,297	44,351

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Basic	0.07	0.48	1.14
Diluted	0.07	0.46	1.11
Weighted average number of common shares outstanding
Basic		36,330,036	39,035,887
Diluted		37,698,805	40,094,428

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Six Months ended June 30,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Net revenue
Product sales	135,116	922,871	872,732
Services revenue	1,766	12,060	17,230

	136,882	934,931	889,962
Cost of sales
Cost of goods sold	(115,964)	(792,055)	(713,065)
Cost of services	(1,436)	(9,810)	(10,331)

	(117,400)	(801,865)	(723,396)

Gross profit	19,482	133,066	166,566
Selling, general and administrative expenses	(11,100)	(75,815)	(73,142)
Research and development expenses	(4,703)	(32,120)	(20,433)
Other operating income	47	319	70

Income from operations	3,726	25,450	73,061
Interest expense	(75)	(509)	(827)
Interest income	1,021	6,972	14,608

Earnings before income taxes	4,672	31,913	86,842
Income tax expense	(501)	(3,422)	(5,464)

Net income	4,171	28,491	81,378
Less net income attributable to noncontrolling interest	(83)	(570)	—

Net income attributable to Cogo Group, Inc.	4,088	27,921	81,378

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Basic	0.11	0.77	2.08
Diluted	0.11	0.74	2.03
Weighted average number of common shares outstanding
Basic		36,127,454	39,051,296
Diluted		37,481,300	40,053,218

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	4,171	28,491	81,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	419	2,862	4,237
Amortization of intangible assets	2,214	15,121	12,905
Deferred income taxes	(349)	(2,387)	(3,321)
Loss on disposal of property and equipment	7	48	28
Share-based compensation	4,266	29,138	20,238
Change in current assets and liabilities, net of effects from acquisition of Mega Smart:
Accounts receivable, net	(4,620)	(31,558)	(109,575)
Bill receivables	535	3,653	18,584
Inventories	(7,317)	(49,974)	24,012
Prepaid expenses and other receivables	301	2,058	(3,697)
Accounts payable	(1,870)	(12,770)	4,577
Amount due to a related party	—	—	(1,358)
Income taxes payable	(23)	(154)	3,422
Accrued expenses and other liabilities	(125)	(857)	(9,307)

Net cash provided by (used in) operating activities	(2,391)	(16,329)	42,123
Cash flows used in investing activities:
Increase in pledged bank deposits	—	—	(2,431)
Payment for acquisitions of subsidiaries	(1,501)	(10,249)	(43,986)
Purchases of property and equipment	(105)	(718)	(4,415)

Net cash used in investing activities	(1,606)	(10,967)	(50,832)

Cash flows provided by (used in) financing activities:
Proceeds from bank borrowings	4,444	30,351	—
Proceeds from exercise of stock options	45	307	—
Purchase of treasury stock	—	—	(35,422)
Repayment of bank borrowings	—	—	(8,784)

Net cash provided by (used in) financing activities	4,489	30,658	(44,206)

Effect of exchange rate changes on cash	30	208	(26,253)

Net increase (decrease) in cash	522	3,570	(79,168)
Cash at beginning of the period	100,492	686,379	919,650

Cash at end of the period	101,014	689,949	840,482

Supplementary cash flow information:
Interest paid	(75)	(509)	(827)
Income tax paid	(873)	(5,963)	(5,364)
Non-cash investing activities:
Shares issued for acquisition consideration payable, included in other liabilities	1,000	6,833	13,880
Acquisition of Mega Smart included in accrued expenses and other liabilities (note 13)	17,929	122,415	—

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

	Cogo Group, Inc. Stockholders
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interest	Total equity
	No. of Shares	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2009	35,231,661	3,196	1,146,840	524,240	(107,645)	(162,687)	5,511	1,409,455
Net income	—	—	—	27,921	—	—	570	28,491
Foreign currency translation adjustments	—	—	—	—	488	—	6	494
Issuance of common stock to share-based compensation plan	700,059	47	260	—	—	—	—	307
Share-based compensation	—	—	29,138	—	—	—	—	29,138
Issuance of common stock in connection with consideration paid for the acquisition of Comtech Broadband	59,101	5	6,828	—	—	—	—	6,833

Balance as of June 30, 2009	35,990,821	3,248	1,183,066	552,161	(107,157)	(162,687)	6,087	1,474,718

Balance as of June 30, 2009 (in USD)		476	173,211	80,841	(15,689)	(23,819)	891	215,911

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis Of Presentation

The unaudited condensed consolidated financial statements of Cogo Group, Inc., (the “Company”) and its subsidiaries (the “Group”), include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Group’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

The Group has experienced, and expects to continue to experience, seasonal fluctuations in net revenue, which have historically been lowest in the first quarter of the year due to the Chinese New Year holiday season period and are typically highest in the fourth quarter of the year due to the desire by original equipment manufacturers (“OEMs”) to spend remaining allocated annual budgets. Consequently, the Group’s financial position, operating results, cash flows and trends in these unaudited condensed consolidated financial statements are not necessarily indicative of future results that may be expected for any other interim period or for the full year.

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

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For the convenience of the reader, the June 30, 2009 RMB amounts, included in the accompanying unaudited condensed consolidated financial statements have been translated into United States dollars (“USD”) at the rate of USD1.00 = RMB6.8302. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any particular rate or at all.

Note 2 – Summary Of Significant Accounting Policies

Financial Accounting Standard Board (“FASB”) Statement No. 141(R) (“SFAS No. 141(R)”) and FASB Statement No. 160 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) was effective for business combinations closing on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Group first adopted the provisions of SFAS No. 141(R) for the acquisition of Mega Smart Group Limited (“Mega Smart”) in May 2009 (note 13). SFAS No. 160 requires the Company to make certain changes to the presentation of financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings (RMB570 thousand (USD83 thousand) and nil for the six months ended June 30, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of equity (RMB6,087 thousand (USD891 thousand) and RMB5,511 thousand as of June 30, 2009 and December 31, 2008, respectively). The net income amounts the Company has previously reported are now presented as “Net income attributable to the Cogo Group, Inc.” and, as required by SFAS No. 160, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of equity, the Company distinguishes between equity amounts attributable to Cogo Group, Inc. stockholders and the amounts attributable to the noncontrolling interests that were previously classified as minority interests outside of equity.

FASB Statement No. 165 (“SFAS No. 165”)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Group has evaluated the period beginning July 1, 2009 through to August 7, 2009, the date unaudited condensed consolidated financial statements were issued, and concluded there were no events or transactions occurring during this period beginning July 1, 2009 through to August 7, 2009 that required recognition or disclosure in the unaudited condensed consolidated financial statements.

FASB Statement FSP FAS No. 107-1 and APB 28-1

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Additionally, this FSP amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ended after June 15, 2009. The additional disclosure requirements under FSP No. FAS 107-1 and APB No. 28-1 are included in note 12 of the unaudited condensed consolidated financial statements.

Note 3 – Accounts Receivable, Net

Accounts receivable consist of the following:

	June 30,		December 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Accounts receivable	85,576	584,500	535,306
Less: allowance for doubtful accounts	(8,002)	(54,650)	(37,314)

Accounts receivable, net	77,574	529,850	497,992

An analysis of the allowance for doubtful accounts is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning balance	40,990	35,375	37,314	30,467
Addition charged to allowance for doubtful accounts	13,660	2,459	17,336	7,367

Ending balance	54,650	37,834	54,650	37,834

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

In certain circumstances, The Group has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 1.6% to 1.7% of the balance transferred, which is recorded as interest expense.

For the three months ended June 30, 2009 and 2008, the Group received proceeds from the sale of bills receivable amounting to RMB14,253 thousand (USD2,087 thousand), and RMB33,578 thousand, respectively. In addition, the Group recorded discounts amounting to RMB60 thousand (USD9 thousand), and RMB540 thousand in respect of the bills receivable sold for the three months ended June 30, 2009 and 2008, respectively, which have been included in interest expense.

For the six months ended June 30, 2009 and 2008, the Group received proceeds from the sale of bills receivable amounting to RMB29,067 thousand (USD4,256 thousand) and RMB42,108 thousand, respectively. In addition, the Group recorded discounts amounting to RMB101 thousand (USD15 thousand) and RMB577 thousand in respect of the bills receivable sold for the six months ended June 30, 2009 and 2008, respectively, which have been included in interest expense.

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). As at June 30, 2009 and December 31, 2008, the Group has derecognized discounted bills receivable amounting to RMB13,886 thousand (USD2,033 thousand) and RMB22,054 thousand, respectively in accordance with SFAS No. 140.

Note 5 – Inventories

Inventories by major categories are as follows:

	June 30,		December 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Raw materials	833	5,691	6,364
Finished goods	20,524	140,179	89,491

Total inventories	21,357	145,870	95,855

Inventories amounting to RMB2,700 thousand (USD395 thousand) was written off during the six months ended June 30, 2009. No inventories were written off during the three months ended June 30, 2009 and the three and six months ended June 30, 2008.

Note 6 – Property And Equipment, Net

Property and equipment consists of the following:

	June 30,		December 31,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Property and equipment, at cost	5,421	37,025	36,783
Less: accumulated depreciation	(3,109)	(21,236)	(18,790)

Property and equipment, net	2,312	15,789	17,993

Note 7 – Bank Borrowings And Banking Facilities

On October 7, 2005, the Group entered into a USD5,000 thousand credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 thousand as of December 31, 2008 and June 30, 2009, and bears interest ranging from HIBOR + 1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB. There was no outstanding loan balance under the SCB facility as of June 30, 2009 and December 31, 2008.

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”).

On January 17, 2008, the facility with the BOC was amended in which the Group entered into a USD14,000 thousand revised credit facility with the BOC and on October 10, 2008, the BOC increased the credit facility to USD41,000 thousand. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR +2.25% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC. As of June 30, 2009 and December 31, 2008, the outstanding loan balances under the BOC facility were RMB30,351 thousand (USD4,444 thousand) and nil, respectively.

Note 8 – Share-Based Compensation

During the three months ended June 30, 2009 and 2008, the Company recognized share-based compensation expense for awards issued under the 2004 Incentive Plan and the 2006 Incentive Plan of RMB14,911 thousand (USD2,183 thousand) and RMB8,898 thousand, respectively. During the six months ended June 30, 2009 and 2008, the Company recognized share-based compensation expense for awards issued under the 2004 Incentive Plan and the 2006 Incentive Plan of RMB29,138 thousand (USD4,266 thousand) and RMB20,238 thousand, respectively. No options and stock warrants were issued during the three months and six months ended June 30, 2009 and 2008. A detailed description of the Company’s share-based compensation awards is included in the Company’s Form 10-K for the year ended December 31, 2008.

(a)	Options and stock warrants assumed under the Share Exchange Agreement

Under the Company’s 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the Company issued options to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of USD3.00 and expire on July 1, 2009. During the three and six months ended June 30, 2009, 15,000 options

(2008: nil) under the Directors’ Plan were exercised. As of June 30, 2009, we had 85,000 options issued and outstanding under the Directors’ Plan, having a weighted average exercise price per share of USD3.00 and aggregate intrinsic value of USD252 thousand, which were to expire on July 1, 2009.

The Company granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock. The stock warrants have a weighted average exercise price per stock warrant of USD2.76 each and expire on July 1, 2009. No stock warrants were exercised during the three and six months ended June 30, 2009 and 2008. As of June 30, 2009, we had outstanding 19,999 common stock purchase three and warrants were outstanding with a weighted average exercise price per common stock purchase warrant of USD3.00 and aggregate intrinsic value of USD59 thousand, which were to expire on July 1, 2009.

(b)	Non-vested share units

A summary of non-vested share units activity is as follows:

	2004 Incentive Plan		2006 Incentive Plan
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
		USD		USD
Balance as of January 1, 2009	464	9.14	2,281,437	5.56
Granted on January 14, 2009	—	—	500,000	5.50
Vested	(464)	9.14	(673,636)	5.42

Balance as of June 30, 2009	—	—	2,107,801	5.60

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Numerator for basic and diluted earnings per share:
Net income attributable to Cogo Group, Inc.	17,297	44,351	27,921	81,378

Denominator:
Basic weighted average shares	36,330,036	39,035,887	36,127,454	39,051,296
Effect of dilutive non-vested equity share units, performance shares, options and warrants	1,368,769	1,058,541	1,353,846	1,001,922

Diluted weighted average shares	37,698,805	40,094,428	37,481,300	40,053,218

	RMB	RMB	RMB	RMB
Basic earnings per share:	0.48	1.14	0.77	2.08
Diluted earnings per share:	0.46	1.11	0.74	2.03

Non-vested equity share units, performance shares, and options and warrants amounting to approximately 762 thousand shares and 264 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive for the three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, approximately 768 thousand shares and 417 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive.

Note 10 – Operating Segment Information

Segment information is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Product sales
Segment revenue from external customers
Mobile handset	160,920	160,961	310,242	332,581
Telecommunications equipment	126,863	136,795	237,340	249,280
Industrial business	58,604	17,231	105,543	20,199
Digital Media and others	148,979	148,910	269,746	270,672
Inter-segment revenue	—	—	—	—

	495,366	463,897	922,871	872,732
Service revenue
Segment revenue from external customers	7,263	4,020	12,060	17,230
Inter-segment revenue	—	35,994	5,125	42,662

	7,263	40,014	17,185	59,892
Inter-company elimination	—	(35,994)	(5,125)	(42,662)

	502,629	467,917	934,931	889,962

Income from operations
Product sales	24,444	47,087	42,981	89,278
Services revenue	660	4,515	796	8,645
Unallocated (note i)	(9,326)	(11,481)	(18,327)	(24,862)

Total income from operations	15,778	40,121	25,450	73,061
Interest expense	(478)	(587)	(509)	(827)
Interest income	4,369	6,990	6,972	14,608

Earnings before income taxes	19,669	46,524	31,913	86,842

	June 30, 2009	December 31, 2008
	RMB’000	RMB’000
Total assets
Product sales	1,798,637	1,607,409
Service revenue	77,432	75,846
Unallocated (note ii)	3,377	3,555

	1,879,446	1,686,810

Note i: Unallocated income from operations includes items such as corporate staff and overheads.

Note ii: Unallocated assets mainly includes cash for corporate use.

Note 11 – Comprehensive Income

Comprehensive income is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Net income	17,624	44,351	28,491	81,378
Other comprehensive income (loss)
Foreign currency translation adjustments	(230)	(15,000)	494	(42,048)

Comprehensive income	17,394	29,351	28,985	39,330
Less: comprehensive income attributable to non-controlling interest	(325)	—	(576)	—

Comprehensive income attributable to Cogo Group, Inc.	17,069	29,351	28,409	39,330

The following table reconciles equity attributable to noncontrolling interest:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning balance	5,762	—	5,511	—
Net income attributable to noncontrolling interest	327	—	570	—
Foreign currency translation adjustments	(2)	—	6	—

Ending balance	6,087	—	6,087	—

Note 12 – Fair Value Measurement

The fair values of pledged bank deposits, accounts receivable, accounts payable, book borrowings and other payables and accrued liabilities approximated the respective carrying amounts because of the short maturity of these instruments. The Group adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, for the nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, the Group may have additional disclosure requirements in the event we incur impairment of our assets in future periods.

Note 13 – Acquisition

Mega Smart

On May 30, 2009, the acquisition date, the Group’s product sales segment acquired 100% of the outstanding shares which in turn effectively obtained control of Mega Smart and its subsidiary for a consideration of USD18,000 thousand (RMB122,944 thousand). The purchase consideration will be paid in thirteen installments. The first installment is USD6,000 thousand (RMB40,981 thousand), which is payable within three months of May 30, 2009. The subsequent installments are payable monthly over twelve months in twelve equal installments of USD1,000 thousand (RMB6,830 thousand) one month following the first installment. In light of the installment schedule, the Group adopted the interest rate published by the People’s Bank of China over the payment period and calculated the fair value of the purchase consideration as USD17,929 thousand (RMB 122,415 thousand).

The principal activities of Mega Smart and its subsidiary are developing industrial applications component business in China.

The acquisition of Mega Smart was accounted for by the Group as a purchase business combination. The acquisition of Mega Smart resulted in the recognition of goodwill of RMB83,647 thousand and recording net identifiable assets of RMB38,768 at the date of acquisition. Recognized intangible assets relate to supplier relationships, customer relationships, non-compete agreements and proprietary technology which have a weighted-average useful life of 7.6 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes.

The acquisition is expected to support the expansion of the Company’s industrial applications component business in China. Goodwill is attributed by (1) synergy to expand Mega Smart’s operation and business on the established platform, industry knowledge and experience of the Group; (2) assembled workforce including engineers and management; and (3) the expected outlook in the PRC industrial application market with the PRC government stimulus package. The combination of these factors are the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.

The following table summarizes the amounts assigned to each major asset acquired and liability assumed at the date of acquisition.

RMB’000
Intangible assets
- supplier relationships	8,876
- customer relationships	24,580
- non-compete agreements	10,925
- proprietary technology	2,048
Goodwill	83,647
Deferred tax liabilities	(7,661)

Net asset acquired	122,415

The amounts of revenue and earnings for Mega Smart since the acquisition date included in the consolidated income statement from May 30, 2009 to June 30, 2009 are RMB12,711 thousand and RMB201 thousand, respectively.

The Group is in the process of finalizing the purchase price allocation; thus, the allocation of the purchase price is subject to refinement.

Unaudited pro forma financial information

The following unaudited proforma financial information represents the combined results of operations of the Group as if the acquisition of Mega Smart had occurred as of the beginning of January 1, 2008. The unaudited proforma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of each year. In addition, the unaudited proforma financial information does not attempt to project the future results of operations of the Group.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	RMB ‘000	RMB ‘000	RMB ‘000	RMB ‘000
Net revenue
Product sales	519,938	480,281	972,016	905,500
Services revenue	7,263	4,020	12,060	17,230

	527,201	484,301	984,076	922,730
Income from operations	18,089	40,574	29,537	73,967
Net income attributable to Cogo Group, Inc	19,227	44,729	31,336	82,135
Earnings per share attributable to Cogo Group, Inc
Basic	0.53	1.15	0.87	2.10
Diluted	0.51	1.12	0.84	2.05

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with Cogo Group, Inc. (the “Company”) and its subsidiaries’ (together, “we,” “us,” “our” or the “Group”) unaudited condensed consolidated financial statements for the period ended June 30, 2009 and 2008 as well as the Group’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Group’s Form 10-K for the year ended December 31, 2008.

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

We are focused on the mobile handset, telecommunications equipment, industrial business and digital media end-markets in China. In the mobile handset end-market, we provide module solutions for functionalities such as LCD, camera, power supply and Bluetooth; in the telecom equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-markets, which commenced since the beginning of 2008 and further expanded in 2009 with the acquisition of Mega Smart Group Limited (“Mega Smart”), we provide industrial solutions for the green energy and auto-electronics sectors; and in the digital media end-market, we provide solutions for digital set-top boxes and GPS applications. Over the course of our operating history, we have worked with over 1,200 customers, including a majority of the most established manufacturers in the mobile handset, telecom equipment and digital media end-markets in China such as ZTE, Huawei and Lenovo. In addition to these original equipment manufacturers, or OEMs, our other customers include industry participants that support these OEMs, such as subsystem designers and contract manufacturers. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, JDS Uniphase and Matsushita. In addition, in October 2006, we became one of the first China-based companies to license software technology and have access to selected source codes directly from Microsoft.

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

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled China’s domestic mobile handset, telecom equipment and digital consumer electronics manufacturers to be competitive in the global marketplace. As an example, ZTE, a major manufacturer of mobile handset and telecom equipment in China, as well as other telecom equipment and mobile handset manufacturers, have begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our mobile handset and digital media clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2005, we began targeting the digital media end-market and, over time, we intend to develop integrated circuit and application software design capabilities and provide solutions based on our own proprietary technology. In the first quarter of 2005, we began generating sales from customized module design solutions for digital home entertainment products, primarily for digital set-top boxes, through sales to our existing end-customers Haier, Konka, Lenovo and TCL. We have since then grown our revenues generated from this market from constituting 10.8% of our 2005 revenue to 28.9% of our first half of 2009 revenue. We anticipate that sales related to the digital media end-markets will generally have higher profit margins than our mobile handset and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to the tough market conditions, the level of consumer and information technology spending has declined and reduced the demand for our mobile handsets since the third quarter of 2008. Furthermore, our profit margins have declined because we strategically lowered our pricing in order to grow the business in a slowing economic environment. Our other businesses, such as telecommunications and digital medial products, continue to show solid growth, driven by stable infrastructure investments in the PRC.

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

Our broad and diversified customer base includes many of the major mobile handset, telecom equipment, industrial business and digital consumer electronics manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market.

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

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Sandisk (flash memory), Maxim (integrated circuits), Matsushita (switches), and Freescale (microcontrollers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

General and administrative expenses include compensation and benefits for our general and administrative staff, professional fees, amortization of intangible assets, including intangible assets identified resulted from the acquisition of Mega Smart, foreign exchange gain/loss, and general travel and entertainment costs. We expense all general and administrative expenses as they are incurred. We expect that general and administrative expenses will continue to increase for the foreseeable future as a result of our expected continued growth and the continuing costs of complying with U.S. rules and regulations necessary to maintain our listing in the United States.

Research and Development(“R&D”) Expenses

R&D expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense R&D expenses as they are incurred. As of June 30, 2009, we had approximately 252 engineers and other technical employees engaged in R&D-related activities to develop new customized module design solutions targeted at the mobile handset, telecommunications equipment, industrial business and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our R&D expenses, including those relating to the planned hiring of additional R&D personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Taxation

The Company and the subsidiaries file separate income tax returns.

USA

The Company is a holding company incorporated in the State of Maryland, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in the six months ended June 30, 2009 and 2008.

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

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech International Limited and Comtech Communications Technology (Shenzhen) Limited was subject to a tax rate of 18% in 2008, and a tax rate of 20% in 2009

•	Comtech Software Technology (Shenzhen) Company Limited was subject to a tax rates of 9% for 2008, and a tax rate of 20% in 2009

•	Comloca Technology (Shenzhen) Company Limited and Shenzhen Huameng Software Company Limited was under a tax holiday in 2008 and is under a tax holiday in 2009

•	Viewtran Technology (Shenzhen) Co., Limited (“Viewtran”) and Epcot Multimedia Technology (SZ) Co., Limited were under tax holidays in 2008, and are subject to a tax rate of 10% in 2009

In addition, beginning on January 1, 2008, Shanghai E&T System Company Limited, Shanghai Comtech Electronic Technology Ltd. and Keen Awards Beijing Limited are subject to the corporate income tax rate of 25% under the new CIT law.

Hong Kong

Our subsidiaries incorporated in Hong Kong are subject to Hong Kong Profits Tax. The profits tax rate for these companies for 2008 and 2009 was 16.5%.

As a result of the PRC tax incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate was 10.7% and 6.3% in the six months ended June 30, 2009 and 2008, respectively. The increase in our effective tax rate was mostly due to the expiry of tax holiday for certain subsidiaries in Shenzhen, as compared to the corresponding period in 2008.

Noncontrolling Interest

Noncontrolling interest (previously referred to as minority interest) consists of an interest of 30% of the outstanding equity interest in Long Rise Holdings Limited (“Long Rise”) that is held by a third party. For the quarter ended June 30, 2009, approximately 10.8% of our total net revenue was generated through this subsidiary.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Three Months ended June 30,
	2009	2008
	RMB’000	RMB’000
Net revenue
Product sales
Mobile handset	160,920	160,961
Telecommunications equipment	126,863	136,795
Industrial business	58,604	17,231
Digital media and others	148,979	148,910
Services revenue	7,263	4,020

Total net revenue	502,629	467,917

Net Revenue. Total net revenue increased RMB34,712 thousand (USD5,082 thousand), or 7.4% in the three months ended June 30, 2009 when compared to the corresponding period in 2008. The increase was mainly due to the continued expansion in the industrial business end-market.

Product Sales

Details of product sales by market type are as follows:

	Three Months ended June 30,
	2009			2008		% change
	Amount		% of Net Revenue	Amount	% of Net Revenue
	USD’000	RMB’000		RMB’000
Mobile handset	23,560	160,920	32.0%	160,961	34.4%	(0.1)%
Telecommunications equipment	18,574	126,863	25.2%	136,795	29.2%	(7.3)%
Industrial business	8,580	58,604	11.7%	17,231	3.7%	240.1%
Digital media and other	21,812	148,979	29.6%	148,910	31.8%	0.1%

Total product sales	72,526	495,366	98.5%	463,897	99.1%	6.8%

Product sales for the three months ended June 30, 2009 was RMB495,366 thousand (USD72,526 thousand), or RMB31,469 thousand or 6.8% higher than the corresponding period in 2008. Mobile handset related sales decreased by RMB41 thousand (USD6 thousand), or 0.1%; telecommunications equipment related sales decreased by RMB9,932 thousand (USD1,454 thousand), or 7.3%; industrial business related sales increased by RMB41,373 thousand (USD6,057 thousand), or 240.1%; and digital media and other sales increased by RMB69 thousand (USD10 thousand), or 0.1%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the digital media and other and the industrial business end-markets, offset by a decrease in telecommunications equipment revenue as a result of a reduction in selling price.

Services Revenue. Services revenue is as follows:

	Three Months ended June 30,
	2009			2008		% Change
	Amount		% of Net Revenue	Amount	% of Net Revenue
	USD’000	RMB’000		RMB’000
Services revenue	1,063	7,263	1.5%	4,020	0.9%	80.7%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The increase of RMB3,243 thousand (USD475 thousand), or 80.7%, was mainly attributable to more sales generated from software design services for the quarter end June 30, 2009, as compared to same period of 2008 due to the increase in demand resulting from shortages of supply in the market during the first quarter of 2009.

Gross Profit. Gross profit was RMB71,626 thousand (USD10,487 thousand) in the three months ended June 30, 2009, a decrease of RMB12,551 thousand (USD1,838 thousand), or 14.6% when compared to RMB84,177 thousand in the corresponding period in 2008. Gross margin was 14.3% in the three months ended June 30, 2009, compared to 18% in the corresponding period in 2008. The decrease in both gross profit and gross profit margin was primarily attributable to the intense market competition in the mobile handset and digital media end markets resulted in the reduced selling price strategy adopted by the Group since late 2008.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB56,134 thousand (USD8,220 thousand) in the three months ended June 30, 2009, or 27.1% higher than the corresponding period in 2008. The expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months ended June 30,
	2009			2008		% Change
	Amount		% of Net Revenue	Amount	% of Net Revenue
	USD’000	RMB’000		RMB’000
Selling expenses	3,246	22,166	4.4%	10,794	2.3%	105.4%
General and administrative expenses	2,620	17,892	3.6%	22,570	4.8%	(20.7)%
R&D expenses	2,354	16,076	3.2%	10,800	2.3%	48.9%

Total	8,220	56,134	11.2%	44,164	9.4%	27.1%

Selling, General and Administrative Expenses. The increase in selling expenses in the three months ended June 30, 2009 of RMB11,372 thousand (USD1,665 thousand), or 105.4%, was mainly attributable to an additional charge of doubtful account of RMB13,660 thousand (USD2,000 thousand) for the three months ended June 30, 2009 as compared to RMB2,459 thousand for the same period of 2008. The additional charge of doubtful account was due to certain receivable balances being overdue in which the assessment of recoverability is remote.

The decrease in general and administrative expenses of RMB4,678 thousand (USD685 thousand), or 20.7%, was primarily attributable to exchange gain of RMB7,930 thousand (USD1,161 thousand) mainly consisted of RMB8,412 thousand (USD1,232 thousand) unrealized gain resulted by the appreciation of Australian Dollars against RMB during the quarter, offset by an increase in amortization of intangible assets of RMB1,376 thousand (USD201 thousand) and other general administrative expenses such as staff cost and office rental due to an increase in headcount as a result of our acquisition of Long Rise in July 2008 and Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in the three months ended June 30, 2009 by RMB5,276 thousand (USD772 thousand), or 48.9%, as compared to the corresponding period in 2008. The increase was primarily attributable to an increase in share-based compensation cost of RMB6,088 thousand (USD891 thousand) as a result of new stock awards granted to research staff in 2009.

Interest Expense. Interest expense decreased in the three months ended June 30, 2009 by RMB109 thousand (USD16 thousand) or 18.6%, as compared to the corresponding period in 2008. The decrease in interest expense was attributable to the decrease in average borrowing cost due to the decrease in interest rates.

Interest Income. Interest income in the three months ended June 30, 2009 amounted to RMB4,369 thousand (USD640 thousand), compared to RMB6,990 thousand in the corresponding period in 2008. The decrease was mainly attributable to a decrease in average interest rates as compared to the corresponding period in 2008.

Income Tax Expense. The effective tax rate for the three months ended June 30, 2009 was 10.4% compared to 4.7% for the comparable period in 2008. The increase in the effective tax rate was primarily due to the expiring of tax holiday for certain subsidiaries in Shenzhen.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the three months ended June 30, 2009 was RMB17,297 thousand (USD2,532 thousand), as compared to RMB44,351 thousand in the corresponding period in 2008. We reported basic per share earnings of RMB0.48 (USD0.07) and diluted earnings per share of RMB0.46 (USD0.07) for the three months ended June 30, 2009, as compared to basic earnings per share of RMB1.14 and diluted earnings per share of RMB1.11 for the corresponding period in 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Six Months ended June 30,
	2009	2008
	RMB’000	RMB’000
Net revenue
Product sales
Mobile handset	310,242	332,581
Telecommunications equipment	237,340	249,280
Industrial business	105,543	20,199
Digital media and others	269,746	270,672
Services revenue	12,060	17,230

Total net revenue	934,931	889,962

Net Revenue. Total net revenue increased by RMB44,969 thousand (USD6,584 thousand), or 5.1%, for the six months ended June 30, 2009 when compared to the corresponding period in 2008. The increase was mainly due to the expansion in the industrial business end-market since 2008.

Product Sales. Product sales by market type for the six months ended June 30, 2009 and 2008 were as follows:

	Six months ended June 30,
	2009			2008		% Change
	Amount		% of Net Revenue	Amount	% of Net Revenue
	USD’000	RMB’000		RMB’000
Mobile handset	45,422	310,242	33.2%	332,581	37.4%	(6.7)%
Telecommunications equipment	34,749	237,340	25.4%	249,280	28.1%	(4.8)%
Industrial business	15,452	105,543	11.3%	20,199	2.3%	422.5%
Digital media and other	39,493	269,746	28.8%	270,672	30.4%	(0.3)%

Total product sales	135,116	922,871	98.7%	872,732	98.1%	5.7%

Product sales for the six months ended June 30, 2009 was RMB922,871 thousand (USD135,166 thousand), or RMB50,139 thousand or 5.7% higher than the corresponding period in 2008. Mobile handset related sales decreased by RMB22,239 thousand (USD3,271 thousand), or 6.7%; telecommunications equipment related sales decreased by RMB11,940 thousand (USD1,748 thousand) or 4.8%; and industrial business sales increased by RMB85,344 thousand (USD12,495 thousand), or 422.5%; and digital media and other related sales decreased by RMB926 thousand (USD136 thousand), or 0.3%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the digital media and other and the industrial business end-markets, offset by a decrease in mobile handset and telecommunications equipment revenue as a result of a reduction in selling price.

Services Revenue. Services revenue for the six months ended June 30, 2009 and 2008 was as follows:

	Six months ended June 30,
	2009			2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Sales revenue	1,766	12,060	1.3%	17,230	1.9%	(30.0)%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services commencing from January 2006. The decrease of RMB5,170 thousand (USD757 thousand), or 30.0%, was mainly attributable to our increased focus on product sales since the second quarter of 2008 which enhance the Group’s overall product offerings.

Gross Profit. Gross profit was RMB133,066 thousand (USD19,482 thousand) for the six months ended June 30, 2009, a decrease of RMB33,500 thousand (USD4,905 thousand), or 20.1% when compared to RMB166,566 thousand in the corresponding period in 2008. Gross profit percentage was 14.2% for the six months ended June 30, 2009, compared to 18.7% for the corresponding period in 2008. The decrease in both gross profit amount and percentage was primarily attributable to the intense market competition in the mobile handset and digital media end markets resulted in the reduced selling price strategy adopted by the Group since late 2008.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB107,935 thousand (USD15,803 thousand) in the six months ended June 30, 2009, or 15.3% higher than those of the same period the prior year. The expenses for the six months ended June 30, 2009 and 2008 were as follows:

	Six months ended June 30,
	2009			2008		% Change
	Amount		% of Net Revenue	Amount	% of Net Revenue
	USD’000	RMB’000		RMB’000
Selling expenses	4,880	33,334	3.6%	23,704	2.7%	40.6%
General and administrative expenses	6,220	42,481	4.5%	49,438	5.6%	(14.1)%
R&D expenses	4,703	32,120	3.4%	20,433	2.3%	57.2%

Total	15,803	107,935	11.5%	93,575	10.6%	15.3%

Selling, General and Administrative Expenses. The increase in selling expenses for the six months ended June 30, 2009 of RMB9,630 thousand (USD1,410 thousand), or 40.6%, was mainly attributable to an additional charge of doubtful accounts of RMB17,336 thousand (USD2,538 thousand) for the six months ended June 30, 2009, as compared to RMB7,367 thousand for the same period in 2008. The additional charge of doubtful account was due to certain receivable balances being overdue in which the assessment of recoverability is remote.

The decrease in general and administrative expenses of RMB6,957 thousand (USD1,019 thousand), or 14.1%, was primarily attributable to exchange gain of RMB7,598 thousand (USD1,112 thousand), mainly consisted of RMB8,059 thousand (USD1,180 thousand) unrealized gain resulted by the appreciation of Australian Dollars against RMB during the six months ended June 30, 2009, and a reduction in share-based compensation cost of RMB3,492 thousand (USD511 thousand) was due to the net effect of shares granted in the first quarter of 2009 against shares being fully vested in the first quarter of 2008, offset by an increase in amortization of intangible assets of RMB2,216 thousand (USD324 thousand) and other general administrative expenses such as staff cost and office rental due to an increase in headcount as a result of our acquisition of Long Rise in July 2008 and Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in the six months ended June 30, 2009 by RMB11,687 thousand (USD1,711 thousand), or 57.2%, as compared to the corresponding time period in 2008. The increase was primarily attributable to an increase in share-based compensation cost of RMB11,729 thousand (USD1,717 thousand) as a result of new stock awards granted to R&D staff in 2009.

Interest Expense. Interest expense decreased for the six months ended June 30, 2009 by RMB318 thousand (USD47 thousand) or 38.5%, as compared to the corresponding period in 2008. The decrease in interest expense was attributable to the decrease in average borrowing cost due to decrease in interest rate.

Interest Income. Interest income for the six months ended June 30, 2009 amounted to RMB6,972 thousand (USD1,021 thousand), compared to RMB14,608 thousand in the corresponding period in 2008. The decrease was mainly attributable to a decrease in average interest rates as compared to the corresponding period in 2008.

Income Tax. The effective tax rate for the six months ended June 30, 2009 was 10.7% compared to 6.3% for the comparable period in 2008. The increase in the effective tax rate was primarily due to the expiring of tax holidays for certain subsidiaries in Shenzhen.

Net Income; Earnings per share. As a result of the above items, net income for the six months ended June 30, 2009 was RMB27,921 thousand (USD4,088 thousand), compared to net income of RMB81,378 thousand in the corresponding period in 2008. We reported basic per share earnings of RMB0.77 (USD0.11) for the six months ended June 30, 2009 diluted per share earnings of RMB0.74 (USD0.11) compared to basic per share earnings of RMB2.08 for the same period of 2008, and diluted per share earnings of RMB2.03.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our accounts receivable cycle typically averages approximately three months. Accordingly, working capital is needed to fund this time difference.

As of June 30, 2009, apart from the cash payable in relation to our acquisitions of the subsidiaries including the acquisition of Mega Smart, we had no material commitments for capital expenditures.

As of June 30, 2009, the Company had RMB689,949 thousand (USD101,014 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank’s lines of credit and factoring facilities. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

As of June 30, 2009, we had working capital of RMB1,131,075 thousand (USD165,599 thousand), including RMB689,949 thousand (USD101,014 thousand) in cash, as compared with working capital of RMB1,172,313 thousand as of December 31, 2008.

Operating activities used cash of RMB16,329 thousand (USD2,391 thousand) for the six months ended June 30, 2009, compared to cash generated of RMB42,123 thousand in the corresponding period in 2008. The increase in cash used in operating activities for the six months ended June 30, 2009 as compared to the corresponding period in 2008 is primarily due to the increase in cash paid to inventory purchases of RMB49,974 thousand (USD7,317 thousand) near end of June 2009 to meet expected demand in coming months. Inventory turnover remain at 31 days due to increase in accounts receivable of RMB31,558 thousand (USD4,620 thousand) and a decrease in accounts payable of RMB12,770 thousand (USD1,870 thousand).

Investing activities used RMB10,967 thousand (USD1,606 thousand) during the six months ended June 30, 2009, mainly for the acquisition of subsidiaries of RMB10,249 thousand (USD1,501 thousand). The remaining major investing activities was the purchases of property and equipment of RMB718 thousand (USD105 thousand).

Financing activities provided cash of RMB30,658 thousand (USD4,489 thousand) for the six months ended June 30, 2009, mainly for proceeds from bank borrowings of RMB30,351 thousand (USD4,444 thousand) and proceeds from exercise of stock options of RMB307 thousand (USD45 thousand).

Indebtedness

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 1.6% to 1.7% of the balance transferred, which is recorded as interest expense. During the six months ended June 30, 2009 and 2008, we had received proceeds from the sale of the bills receivable amounting to RMB29,067 thousand (USD4,256 thousand) and RMB42,108 thousand, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our reporting currency is RMB. Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

The PRC State Administration for Foreign Exchange (“SAFE”), under the authority of the People’s Bank of China (the “PBC”), controls the conversion of RMB into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, RMB is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the RMB has not been pegged to the USD. Although currently the RMB exchange rate versus the USD is restricted to a rise or fall of no more than 0.3% per day and the PBC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. As of June 30, 2009, the exchange rate between RMB and USD was USD1.00 to RMB6.8302.

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

We recognized a foreign currency translation gain of approximately RMB494 thousand (USD72 thousand) for the six months ended June 30, 2009. We do not currently engage in hedging activities and, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB30,351 thousand (USD4,444 thousand) as of June 30, 2009. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date. If there was a hypothetical 1% change in interest rate, the net impact to earnings would be approximately RMB304 thousand (USD45 thousand). The potential change in earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rate.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to record, process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, our chief executive and chief financial officers have concluded that, as of the end of the period covered by this report, these controls and procedures are effectively designed to ensure we are able to record, collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

COGO GROUP, INC.

August 7, 2009	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	By:	/s/ Frank Zheng
Frank Zheng
Chief Financial Officer
(Principal Financial Officer)