Form 10-Q
period 2009-09-30
Cogo Group, Inc.
filed 2009-11-09
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

There were 40,079,336 shares of the Registrant’s Common Stock issued and outstanding on November 2, 2009, of which 3,944,411 are treasury shares.

Cogo Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2009		December 31, 2008
	USD’000	RMB’000	RMB’000
Assets
Current assets:
Cash	101,485	692,753	686,379
Pledged bank deposits	17,000	116,045	115,983
Accounts receivable, net	85,063	580,657	497,992
Bills receivable	1,561	10,658	13,555
Inventories	20,444	139,557	95,855
Prepaid expenses and other receivables	3,009	20,543	20,211

Total current assets	228,562	1,560,213	1,429,975
Property and equipment, net	2,238	15,274	17,993
Goodwill and intangible assets, less accumulated amortization, RMB65,393 thousand (USD9,580 thousand) in 2009 and RMB42,819 thousand in 2008	46,674	318,609	237,234
Other assets	61	416	1,608

Total assets	277,535	1,894,512	1,686,810

Liabilities and equity
Current liabilities:
Accounts payable	13,049	89,080	107,512
Bank borrowings	14,003	95,585	—
Income taxes payable	1,739	11,872	8,225
Accrued expenses and other liabilities	22,665	154,714	141,925

Total current liabilities	51,456	351,251	257,662
Deferred tax liabilities	2,936	20,044	19,693

Total liabilities	54,392	371,295	277,355
Equity
Common stock:
Par value: USD 0.01
Authorized: 200,000,000 Shares
Issued: 40,079,336 shares
Outstanding: 36,134,925 shares in 2009
35,231,661 shares in 2008	477	3,258	3,196
Additional paid in capital	176,758	1,206,585	1,146,840
Retained earnings	84,252	575,121	524,240
Accumulated other comprehensive loss	(15,721)	(107,318)	(107,645)

	245,766	1,677,646	1,566,631
Less cost of common stock in treasury, 3,944,411 shares in 2009 and 2008	(23,833)	(162,687)	(162,687)

Total Cogo Group, Inc. equity	221,933	1,514,959	1,403,944
Noncontrolling interest	1,210	8,258	5,511

Total equity	223,143	1,523,217	1,409,455

Total liabilities and equity	277,535	1,894,512	1,686,810

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months ended September 30,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	80,728	551,063	503,128
Services revenue	1,314	8,970	4,717

	82,042	560,033	507,845
Cost of sales
Cost of goods sold	(69,147)	(472,010)	(433,954)
Cost of services	(1,054)	(7,194)	(3,674)

	(70,201)	(479,204)	(437,628)
Gross profit	11,841	80,829	70,217
Selling, general and administrative expenses	(6,949)	(47,437)	(47,065)
Research and development expenses	(2,308)	(15,756)	(14,550)
Impairment loss on goodwill and intangible assets	—	—	(7,653)
Other operating income, net	51	349	8

Income from operations	2,635	17,985	957
Interest expense	(84)	(572)	(191)
Interest income	544	3,716	7,366

Earnings before income taxes	3,095	21,129	8,132
Income tax benefit (expense)	(400)	(2,731)	1,936

Income before extraordinary item	2,695	18,398	10,068
Extraordinary item, net of nil tax	987	6,737	—

Net income	3,682	25,135	10,068
Less net income attributable to noncontrolling interest	(319)	(2,175)	(717)

Net income attributable to Cogo Group, Inc.	3,363	22,960	9,351

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Income before extraordinary item	0.06	0.44	0.24
Extraordinary item	0.03	0.18	—

- Basic	0.09	0.62	0.24

Income before extraordinary item	0.06	0.43	0.24
Extraordinary item	0.03	0.18	—

- Diluted	0.09	0.61	0.24

Weighted average number of common shares outstanding
- Basic	36,809,304	36,809,304	38,869,625
- Diluted	37,745,926	37,745,926	39,233,125

Amounts attributable to Cogo Group, Inc.
Income before extraordinary item	2,376	16,223	9,351
Extraordinary item	987	6,737	—

Net income attributable to Cogo Group, Inc.	3,363	22,960	9,351

Comprehensive income:

	Three Months ended September 30,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Net income	3,682	25,135	10,068
Other comprehensive income
Foreign currency translation adjustments	(24)	(165)	(5,298)

Comprehensive income	3,658	24,970	4,770
Less: comprehensive income attributable to noncontrolling interest	(318)	(2,171)	(689)

Comprehensive income attributable to Cogo Group, Inc.	3,340	22,799	4,081

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	Nine Months ended September 30,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	215,923	1,473,934	1,375,860
Services revenue	3,081	21,030	21,947

	219,004	1,494,964	1,397,807
Cost of sales
Cost of goods sold	(185,178)	(1,264,065)	(1,147,019)
Cost of services	(2,491)	(17,004)	(14,005)

	(187,669)	(1,281,069)	(1,161,024)
Gross profit	31,335	213,895	236,783
Selling, general and administrative expenses	(18,056)	(123,252)	(120,207)
Research and development expenses	(7,014)	(47,876)	(34,983)
Impairment loss on goodwill and intangible assets	—	—	(7,653)
Other operating income, net	98	668	78

Income from operations	6,363	43,435	74,018
Interest expense	(158)	(1,081)	(1,018)
Interest income	1,566	10,688	21,974

Earnings before income taxes	7,771	53,042	94,974
Income tax expense	(902)	(6,153)	(3,528)

Income before extraordinary item	6,869	46,889	91,446
Extraordinary item, net of nil tax	987	6,737	—

Net income	7,856	53,626	91,446
Less net income attributable to noncontrolling interest	(402)	(2,745)	(717)

Net income attributable to Cogo Group, Inc.	7,454	50,881	90,729

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Income before extraordinary item	0.18	1.22	2.32
Extraordinary item	0.03	0.18	—

- Basic	0.21	1.40	2.32

Income before extraordinary item	0.17	1.17	2.27
Extraordinary item	0.03	0.18	—

- Diluted	0.20	1.35	2.27

Weighted average number of common shares outstanding
- Basic	36,357,237	36,357,237	39,181,116
- Diluted	37,566,258	37,566,258	39,935,533

Amounts attributable to Cogo Group, Inc.
Income before extraordinary item	6,467	44,144	90,729
Extraordinary item	987	6,737	—

Net income attributable to Cogo Group, Inc.	7,454	50,881	90,729

Comprehensive income:

	Nine Months ended September 30,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Net income	7,856	53,626	91,446
Other comprehensive income
Foreign currency translation adjustments	48	329	(47,346)

Comprehensive income	7,904	53,955	44,100
Less: comprehensive income attributable to noncontrolling interest	(402)	(2,747)	(689)

Comprehensive income attributable to Cogo Group, Inc.	7,502	51,208	43,411

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2009	2009	2008
	USD’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	7,856	53,626	91,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	636	4,339	6,454
Amortization of intangible assets	3,307	22,574	24,831
Impairment loss on goodwill and intangible assets	—	—	7,653
Deferred income taxes	(522)	(3,564)	—
Loss on disposal of property and equipment	25	168	50
Share-based compensation	6,459	44,092	30,464
Extraordinary item	(987)	(6,737)	—
Change in current assets and liabilities, net of effects from acquisition of Mega Smart:
Accounts receivable, net	(12,083)	(82,485)	(93,145)
Bills receivable	424	2,897	4,332
Inventories	(6,401)	(43,693)	(6,158)
Prepaid expenses and other receivables	128	877	(6,616)
Accounts payable	(2,702)	(18,443)	40,309
Amount due to a related party	—	—	(1,343)
Income taxes payable	534	3,647	5,158
Accrued expenses and other liabilities	(231)	(1,580)	(20,173)

Net cash provided by (used in) operating activities	(3,557)	(24,282)	77,251
Cash flows used in investing activities:
Increase in pledged bank deposits	—	—	518
Payment for acquisitions of subsidiaries	(9,570)	(65,327)	(38,275)
Payment for property and equipment	(264)	(1,802)	(6,294)

Net cash used in investing activities	(9,834)	(67,129)	(44,051)
Cash flows provided by (used in) financing activities:
Proceeds from bank borrowings	14,011	95,644	—
Proceeds from exercise of stock options	300	2,049	—
Purchase of treasury stock	—	—	(116,441)
Repayment of bank borrowings	—	—	(8,692)

Net cash provided by (used in) financing activities	14,311	97,693	(125,133)

Effect of exchange rate changes on cash	14	92	(32,823)

Net increase (decrease) in cash	934	6,374	(124,756)
Cash at beginning of the period	100,551	686,379	919,650

Cash at end of the period	101,485	692,753	794,894

Supplementary cash flow information:
Interest paid	(158)	(1,081)	(1,018)
Income tax paid	(889)	(6,069)	(4,381)
Non-cash investing activities:
Shares issued for Comtech Broadband acquisition consideration payable, included in other liabilities	2,002	13,666	20,949
Acquisition of Mega Smart include in accrued expenses and other liabilities (note 15)	17,933	122,415	—
Acquisition of Long Rise included in accrued expenses and other liabilities	—	—	60,921
Reduction of intangible assets upon reversal of contingent consideration payable in respect of Keen Awards	3,926	26,803	—

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

	Cogo Group, Inc. Stockholders						Noncontrolling interest	Total equity
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock
	No. of Shares	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2009	35,231,661	3,196	1,146,840	524,240	(107,645)	(162,687)	5,511	1,409,455
Net income	—	—	—	50,881	—	—	2,745	53,626
Foreign currency translation adjustments	—	—	—	—	327	—	2	329
Issuance of common stock to share- based compensation plan	785,059	53	1,996	—	—	—	—	2,049
Share-based compensation	—	—	44,092	—	—	—	—	44,092
Issuance of common stock in connection with consideration paid for the acquisition of Comtech Broadband	118,205	9	13,657	—	—	—	—	13,666

Balance as of September 30, 2009	36,134,925	3,258	1,206,585	575,121	(107,318)	(162,687)	8,258	1,523,217

Balance as of September 30, 2009 (in USD)		477	176,758	84,252	(15,721)	(23,833)	1,210	223,143

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

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For the convenience of the reader, the September 30, 2009 RMB amounts, included in the accompanying unaudited condensed consolidated financial statements have been translated into United States dollars (“USD”) at the rate of USD1.00 = RMB6.8262. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any particular rate or at all.

Note 2 – Summary Of Significant Accounting Policies

In the third quarter of 2009, the Group adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

ASC 855, Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC 855 – Subsequent Events. ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Group has evaluated the period beginning October 1, 2009 through to November 9, 2009, the date unaudited condensed consolidated financial statements were issued, and concluded there were no events or transactions occurring during this period beginning October 1, 2009 through to November 9, 2009 that required recognition or disclosure in the unaudited condensed consolidated financial statements.

ASC 825, Financial Instruments

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was primarily codified into ASC 825 - Financial Instruments in the ASC. This FSP amends SFAS

No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Additionally, this FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. The additional disclosure requirements under ASC 825 are included in note 14 of the unaudited condensed consolidated financial statements.

Accounting Standards Update (“ASU”) 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures

In August 2009, the FASB issued ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 is effective in the current financial period. The Company has evaluated that there are no significant impacts to the unaudited condensed consolidated financial statements.

ASU 2009-13, Revenue Recognition (ASC 605) – Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements

In September 2009, the FASB reached a consensus on ASU 2009-13, Revenue Recognition (ASC 605) – Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on the unaudited condensed consolidated financial statements.

Note 3 – Accounts Receivable, Net

	September 30,		December 31, 2008
	2009	2009
	USD’000	RMB’000	RMB’000
Accounts receivable	95,487	651,813	535,306
Less: allowance for doubtful accounts	(10,424)	(71,156)	(37,314)

Accounts receivable, net	85,063	580,657	497,992

An analysis of the allowance for doubtful accounts is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning balance	54,650	37,834	37,314	30,467
Allowance for doubtful accounts	16,506	(493)	33,842	6,874

Ending balance	71,156	37,341	71,156	37,341

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

In certain circumstances, The Group has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 2.2% to 3.5% of the balance transferred, which is recorded as interest expense.

For the three months ended September 30, 2009 and 2008, the Group received proceeds from the sale of bills receivable amounting to RMB20,641 thousand (USD3,024 thousand), and RMB12,191 thousand, respectively. In addition, the Group recorded discounts amounting to RMB159 thousand (USD23 thousand), and RMB118 thousand in respect of the bills receivable sold for the three months ended September 30, 2009 and 2008, respectively, which have been included in interest expense.

For the nine months ended September 30, 2009 and 2008, the Group received proceeds from the sale of bills receivable amounting to RMB49,708 thousand (USD7,282 thousand) and RMB54,299 thousand, respectively. In addition, the Group recorded discounts amounting to RMB260 thousand (USD38 thousand) and RMB695 thousand in respect of the bills receivable sold for the nine months ended September 30, 2009 and 2008, respectively, which have been included in interest expense.

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of ASC 860, Transfers and Servicing (formerly SFAS No. 140). As of September 30, 2009 and December 31, 2008, the Group has derecognized discounted bills receivable amounting to RMB28,833 thousand (USD4,224 thousand) and RMB20,859 thousand, respectively in accordance with ASC 860.

Note 5 – Inventories

Inventories by major categories are as follows:

	September 30,		December 31, 2008
	2009	2009
	USD’000	RMB’000	RMB’000
Raw materials	764	5,215	6,364
Finished goods	19,680	134,342	89,491

Total inventories	20,444	139,557	95,855

Inventories amounting to RMB3,065 thousand (USD449 thousand) and RMB1,200 thousand were written off during the nine months ended September 30, 2009 and 2008, respectively. Inventories amounting to RMB365 thousand (USD53 thousand) and RMB1,200 thousand were written off during the three months ended September 30, 2009 and 2008, respectively.

Note 6 – Property And Equipment, Net

Property and equipment consists of the following:

	September 30,		December 31, 2008
	2009	2009
	USD’000	RMB’000	RMB’000
Property and equipment, at cost	5,474	37,366	36,783
Less: accumulated depreciation	(3,236)	(22,092)	(18,790)

Property and equipment, net	2,238	15,274	17,993

Note 7 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the period ended September 30, 2009 is as follows:

	Goodwill	Intangible assets	Total
	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2009	116,632	120,602	237,234
Acquisition of Mega Smart (note 15)	80,226	50,526	130,752
Reduction in intangible assets of Keen Awards (note 9)	—	(26,803)	(26,803)
Amortization of intangible assets	—	(22,574)	(22,574)

Balance as of September 30, 2009	196,858	121,751	318,609

Balance as of September 30, 2009 (in USD)	28,838	17,836	46,674

Note 8 – Bank Borrowings And Banking Facilities

On October 7, 2005, the Group entered into a USD5,000 thousand credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 thousand as of December 31, 2008 and September 30, 2009, and bears interest ranging from HIBOR + 1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB. As of September 30, 2009 and December 31, 2008, the outstanding loan balance under the SCB facility was RMB23,146 thousand (USD3,391 thousand) and nil, respectively.

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On January 17, 2008 and October 10, 2008, the facility with the BOC increased to USD14,000 thousand and USD41,000 thousand, respectively. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR +2.25% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC. As of September 30, 2009 and December 31, 2008, the outstanding loan balances under the BOC facility were RMB72,439 thousand (USD10,612 thousand) and nil, respectively.

Note 9 – Accrued Expenses And Other Liabilities

Accrued expenses and other liabilities, and other non-current liabilities consist of the following:

	September 30,		December 31, 2008
	2009	2009
	USD’000	RMB’000	RMB’000
Legal and professional fees	638	4,351	2,600
Accrued staff related costs	117	803	4,713
Payables for acquisitions (note 9a and 15)	21,293	145,350	131,037
Other accruals	617	4,210	3,575

Accrued expenses and other liabilities	22,665	154,714	141,925

Note 9a	The balance at September 30, 2009 represents amounts payable in relation to the Group’s acquisitions of Comtech Broadband Corporation Limited (“Comtech Broadband”), Long Rise Holdings Limited (“Long Rise”) and Mega Smart amounting to RMB10,342 thousand (USD1,515 thousand), RMB56,992 thousand (USD8,349 thousand) and RMB78,016 thousand (USD11,429 thousand) respectively.

The amounts payable in relation to the acquisition of Comtech Broadband and Long Rise did not include a fixed payment schedule, and as a result, are payable on demand. However, the Company expects RMB10,342 thousand (USD1,515 thousand) for the acquisition of Comtech Broadband to be paid by 2010, and that the amounts payable for the acquisition of Long Rise of approximately RMB 45,000 thousand (USD6,523 thousand) will be paid by 2010 and the remaining balance of approximately RMB 11,992 thousand (USD1,822 thousand) will be paid by 2011.

On July 31, 2009, the contingency in respect of the acquisition for Keen Awards was resolved and the Company determined that no further consideration was payable. Therefore, because the amount of contingent consideration recognized, as if it were a liability, exceeded the amount settled, the excess of RMB29,118 thousand (USD4,265 thousand) was first allocated to reduce the assets acquired being the intangibles asset of RMB26,803 (USD3,926 thousand) net of deferred taxation in respect of intangible assets of Keen Awards of RMB4,422 thousand (USD 648 thousand) and remaining amount of RMB6,737 thousand (USD987 thousand) was recognized as an extraordinary gain in the consolidated statements of income and comprehensive income.

Note 10 – Share-Based Compensation

During the three months ended September 30, 2009 and 2008, the Company recognized share-based compensation expense for awards issued under the 2004 Incentive Plan and the 2006 Incentive Plan of RMB14,954 thousand (USD2,191 thousand) and RMB10,226 thousand, respectively. During the nine months ended September 30, 2009 and 2008, the Company recognized share-based compensation expense for awards issued under the 2004 Incentive Plan and the 2006 Incentive Plan of RMB44,092 thousand (USD6,459 thousand) and RMB30,464 thousand, respectively.

A summary of non-vested share units activity is as follows:

	2004 Incentive Plan		2006 Incentive Plan
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
		USD’000		USD’000
Balance as of January 1, 2009	464	9.14	2,281,437	5.56
Granted on January 14, 2009	—	—	500,000	5.50
Vested	(464)	9.14	(1,072,954)	5.42

Balance as of September 30, 2009	—	—	1,708,483	5.64

Under the Company’s 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the Company issued options to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan had a weighted average exercise price per option of USD3.00 and expired on July 1, 2009. During the three and nine months ended September 30, 2009, 85,000 and 100,000 options under the Directors’ Plan were exercised, respectively. No options were exercised during the three and nine months ended September 30, 2008. As of September 30, 2009, no options were outstanding under the Directors’ Plan.

The Company granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock. The stock warrants had a weighted average exercise price per stock warrant of USD3.00 each and expired on July 1, 2009. No warrants were exercised during the three and nine months ended September 30, 2009 and 2008. 19,999 and nil stock warrants were expired during the three and nine months ended September 30, 2009. No stock warrants expired during the three and nine months ended September 30, 2008. As of September 30, 2009, no stock warrants were outstanding.

No options and stock warrants were issued during the three months and nine months ended September 30, 2009 and 2008.

A detailed description of the Company’s share-based compensation awards is included in the Company’s Form 10-K for the year ended December 31, 2008.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Numerator for basic and diluted earnings per share:
Income before extraordinary item	16,223	9,351	44,144	90,729
Extraordinary item	6,737	—	6,737	—

Net income attributable to Cogo Group, Inc.	22,960	9,351	50,881	90,729

Denominator:
Basic weighted average shares	36,809,304	38,869,625	36,357,237	39,181,116
Effect of dilutive non-vested equity share units, performance shares, options and warrants	936,622	363,500	1,209,021	754,417

Diluted weighted average shares	37,745,926	39,233,125	37,566,258	39,935,533

	RMB	RMB	RMB	RMB
Income before extraordinary item	0.44	0.24	1.22	2.32
Extraordinary item	0.18	—	0.18	—

Basic earnings per share	0.62	0.24	1.40	2.32

Income before extraordinary item	0.43	0.24	1,17	2.27
Extraordinary item	0.18	—	0.18	—

Diluted earnings per share	0.61	0.24	1.35	2.27

Non-vested equity share units, performance shares, and options and warrants amounting to approximately 614 thousand shares and 934 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive for the three months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, approximately 709 thousand shares and 1,304 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive.

Note 12 – Operating Segment Information

Segment information is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Product sales
Segment revenue from external customers
Digital media	337,110	330,366	917,098	933,619
Telecommunications equipment	138,335	151,841	375,675	401,121
Industrial business	75,618	20,921	181,161	41,120
Inter-segment revenue	—	8,409	—	8,409

	551,063	511,537	1,473,934	1,384,269
Inter-company elimination	—	(8,409)	—	(8,409)

	551,063	503,128	1,473,934	1,375,860
Service revenue
Segment revenue from external customers	8,970	4,717	21,030	21,947
Inter-segment revenue	—	40,804	5,125	83,466

	8,970	45,521	26,155	105,413
Inter-company elimination	—	(40,804)	(5,125)	(83,466)

	8,970	4,717	21,030	21,947

Total net revenue	560,033	507,845	1,494,964	1,397,807

Income from operations
Product sales	27,779	17,318	70,760	106,596
Services revenue	855	(3,211)	1,651	5,434
Unallocated (note i)	(10,649)	(13,150)	(28,976)	(38,012)

Total income from operations	17,985	957	43,435	74,018
Interest expense	(572)	(191)	(1,081)	(1,018)
Interest income	3,716	7,366	10,688	21,974

Earnings before income taxes	21,129	8,132	53,042	94,974

	September 30, 2009	December 31, 2008
	RMB’000	RMB’000
Total assets
Product sales	1,817,586	1,607,409
Service revenue	72,920	75,846
Unallocated (note ii)	4,006	3,555

	1,894,512	1,686,810

Note i: Unallocated income from operations includes items such as corporate staff and overheads.

Note ii: Unallocated assets mainly includes cash for corporate use.

Note 13 – Comprehensive Income

The following table reconciles equity attributable to noncontrolling interest:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning balance	6,087	—	5,511	—
Acquisition of noncontrolling interest	—	4,255	—	4,255
Net income attributable to noncontrolling interest	2,175	717	2,745	717
Foreign currency translation adjustments	(4)	(28)	2	(28)

Ending balance	8,258	4,944	8,258	4,944

Note 14 – Fair Value Measurement

The fair values of pledged bank deposits, accounts receivable, accounts payable, bank borrowings and accrued expenses and other liabilities approximated the respective carrying amounts because of the short maturity of these instruments. The Group adopted ASC 820-10 (SFAS No. 157, Fair Value Measurements), for the nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis, prospectively effective January 1, 2009. The nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, the Group may have additional disclosure requirements in the event we incur impairment of our assets in future periods.

Note 15 – Acquisition

Mega Smart

On May 30, 2009, the acquisition date, the Group acquired 100% of the outstanding shares which in turn effectively obtained control of Mega Smart and its subsidiary for a consideration of USD18,000 thousand (RMB122,872 thousand). The purchase consideration will be paid in thirteen installments. The first installment is USD6,000 thousand (RMB40,957 thousand), which is payable within three months of May 30, 2009. The subsequent amount of USD12,000 thousand (RMB81,915 thousand) is payable over twelve equal monthly installments of USD1,000 thousand (RMB6,826 thousand) one month following the first installment. In light of the installment schedule, the Group adopted the interest rate published by the People’s Bank of China over the payment period and calculated the fair value of the purchase consideration as RMB122,415 thousand.

The principal activities of Mega Smart and its subsidiary are the development of the industrial applications component business in China.

The acquisition of Mega Smart was accounted for by the Group as a purchase business combination. The acquisition of Mega Smart resulted in the recognition of goodwill of RMB80,226 thousand and the recording of net identifiable assets of RMB42,189 thousand at the date of acquisition. Recognized intangible assets relate to supplier relationships, customer relationships, non-compete agreements and proprietary technology which have a weighted-average useful life of 7.5 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes.

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

Management has increased the fair value of the acquired proprietary technology by RMB4,097 thousand as of May 30, 2009 (the “acquisition date”) due to the refinement of the valuation for the three months ended September 30, 2009. The impact of all changes were charged to goodwill and resulted in the reduction of goodwill by RMB3,421 thousand and deferred tax liabilities by RMB676 thousand for the three and nine months ended September 30, 2009.

The impact of the refinement to the purchase price allocation is as follows:

RMB’000
Intangible assets
- supplier relationships	8,876
- customer relationships	24,580
- non-compete agreements	10,925
- proprietary technology	6,145
Goodwill	80,226
Deferred tax liabilities	(8,337)

Net asset acquired	122,415

The amounts of revenue and earnings for Mega Smart since the acquisition date included in the consolidated statements of income and comprehensive income from May 30, 2009 to September 30, 2009 are RMB35,942 thousand and RMB1,622 thousand, respectively.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Product sales	551,063	519,415	1,514,864	1,424,722
Services revenue	8,970	4,717	21,030	21,947

	560,033	524,132	1,535,894	1,446,669
Income from operations	17,985	1,240	46,129	74,867
Net income attributable to Cogo Group, Inc	22,960	9,587	53,132	91,437
Earnings per share attributable to Cogo Group, Inc
Basic	0.62	0.25	1.46	2.33
Diluted	0.61	0.24	1.41	2.29

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with Cogo Group, Inc. (the “Company”) and its subsidiaries’ (together, “we,” “us,” “our” or the “Group”) unaudited condensed consolidated financial statements for the period ended September 30, 2009 and 2008 as well as the Group’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Group’s Form 10-K for the year ended December 31, 2008.

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

We are focused on the digital media, telecommunications equipment and industrial business end-markets in China. In the digital media end-market, we provide mobile handset module solutions for functionalities such as LCD, camera, power supply and Bluetooth and solutions for digital set-top boxes and GPS applications; in the telecom equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-markets, which commenced since the beginning of 2008 and further expanded in 2009 with the acquisition of Mega Smart Group Limited (“Mega Smart”), we provide industrial solutions for the green energy and auto-electronics sectors. Over the course of our operating history, we have worked with over 1,200 customers, including a majority of the most established manufacturers in the digital media, telecommunications equipment and industrial business end-markets in China such as ZTE, T&W and TCL. In addition to these original equipment manufacturers, or OEMs, our other customers include industry participants that support these OEMs, such as subsystem designers and contract manufacturers. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Sandisk and Matsushita. In addition, in October 2006, we became one of the first China-based companies to license software technology and have access to selected source codes directly from Microsoft.

We have two reportable operating segments: product sales consisting of revenues generated by providing customized module design solutions focusing primarily in the digital media, telecommunications equipment and industrial business end-markets, and services revenue, generated by providing technology and services, network system integration and related training and maintenance services.

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

Growth in end-market industries. The rapid growth of the domestic telecom equipment, industrial business and digital media end-markets have been important growth drivers for China’s electronics manufacturing industries. Specific markets that we expect to experience continued growth are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecom network market, as well as the digital media market particularly relating to digital TV and GPS applications. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for telecom equipment, industrial business and digital media products could materially affect our results of operations.

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled China’s domestic telecom equipment and digital consumer electronics manufacturers to be competitive in the global marketplace. As an example, ZTE, a major manufacturer of digital media and telecom equipment in China, as well as other telecom equipment and mobile handset manufacturers, have begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our digital media clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2008, we began targeting the industrial business end-market and we provide industrial solutions for the green energy and auto-electronics sectors. We have since then grown our revenues generated from this market from constituting 4.5% of our 2008 revenue to 12.1% of our first nine months of 2009 revenue. We anticipate that sales related to the industrial business end-markets will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

Our success in the industrial business end-market will depend, in significant part, on our ability to leverage our existing customer base. We expect to continue to incur additional research and development expenses, through hiring additional engineering personnel to develop new solutions and expanding our intellectual property and technological capabilities, to meet the needs of our customers that have expanded into or are expected to expand into the industrial business end-market.

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

Net Revenue

Product Sales

For our product sales segment, we do not charge our customers an independent design fee. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. Costs incurred for the design of modules are expensed as incurred and recorded as research and development expense. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. Our net revenue is net of a 17% value-added tax, or VAT.

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

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. It is directly attributable to product revenue, and is recognized when revenue is generated from the sale of components. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Sandisk (flash memory), Maxim (integrated circuits), Matsushita (switches), and Freescale (microcontrollers). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

Research and Development (“R&D”) Expenses

R&D expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing of modules; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense R&D expenses as they are incurred. As of September 30, 2009, we had approximately 246 engineers and other technical employees engaged in R&D-related activities to develop new customized module design solutions targeted at the mobile handset, telecommunications equipment, industrial business and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, and an increasing headcount in our R&D department, we expect that our R&D expenses, including those relating to the planned hiring of additional R&D personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Taxation

The Company and the subsidiaries file separate income tax returns.

USA

The Company is a holding company incorporated in the State of Maryland, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in the nine months ended September 30, 2009 and 2008.

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

In addition, beginning on January 1, 2008, Shanghai E&T System Company Limited, Shanghai Comtech Electronic Technology Ltd., Keen Awards Beijing Limited, RYE Microelectronics (Shenzhen) Co. Limited and Mega Smart (Shenzhen) Limited are subject to the corporate income tax rate of 25% under the new CIT law.

Hong Kong

Our subsidiaries incorporated in Hong Kong are subject to Hong Kong Profits Tax. The profits tax rate for these companies for 2008 and 2009 was 16.5%.

As a result of the PRC tax incentives above, our operations have been subject to relatively low tax liabilities. Our effective tax rate was 11.6% and 3.7% in the nine months ended September 30, 2009 and 2008, respectively. Included in the income tax expense for nine months ended September 30, 2009 was a deferred income tax benefit of RMB3,563 thousand (USD522 thousand) as a result of the amortization of intangible assets of RMB22,574 thousand (USD3,307 thousand).

Noncontrolling Interest

Noncontrolling interest (previously referred to as minority interest) consists of an interest of 30% of the outstanding equity interest in Long Rise Holdings Limited (“Long Rise”) that is held by a third party. For the three and nine months ended September 30, 2009, approximately 9.9% and 2.4% of our total net revenue was generated through this subsidiary, respectively.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Three Months ended September 30,
	2009	2008
	RMB’000	RMB’000
Net revenue
Product sales
Digital media	337,110	330,366
Telecommunications equipment	138,335	151,841
Industrial business	75,618	20,921
Services revenue	8,970	4,717

Total net revenue	560,033	507,845

Net Revenue. Total net revenue increased by RMB52,188 thousand (USD7,645 thousand), or 10.3% in the three months ended September 30, 2009 when compared to the corresponding period in 2008. The increase was mainly contributed by the continued expansion in the industrial business end-market.

Product Sales

Details of product sales by market type are as follows:

	Three Months ended September 30,
	2009			2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	49,385	337,110	60.2%	330,366	65.1%	2.0%
Telecommunications equipment	20,265	138,335	24.7%	151,841	29.9%	(8.9)%
Industrial business	11,078	75,618	13.5%	20,921	4.1%	261.4%

Total product sales	80,728	551,063	98.4%	503,128	99.1%	9.5%

Product sales for the three months ended September 30, 2009 was RMB551,063 thousand (USD80,728 thousand), or RMB47,935 thousand or 9.5% higher than the corresponding period in 2008. Digital media sales increased by RMB6,744 thousand (USD988 thousand), or 2.0%; telecommunications equipment related sales decreased by RMB13,506 thousand (USD1,979 thousand), or 8.9%; and industrial business related sales increased by RMB54,697 thousand (USD8,013 thousand), or 261.4%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, offset by a decrease in telecommunications equipment revenue as a result of a reduction in selling price.

Services Revenue. Services revenue is as follows:

	Three Months ended September 30,
	2009			2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Services revenue	1,314	8,970	1.6%	4,717	0.9%	90.2%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The increase of RMB4,253 thousand (USD623 thousand), or 90.2%, was mainly attributable to more sales generated from software design services for the quarter end September 30, 2009, as compared to same period of 2008 due to the continued increase in demand resulting from shortages of supply in the market since the first quarter of 2009.

Gross Profit. Gross profit was RMB80,829 thousand (USD11,841 thousand) in the three months ended September 30, 2009, an increase of RMB10,612 thousand (USD1,555 thousand), or 15.1% when compared to RMB70,217 thousand in the corresponding period in 2008. Gross margin was 14.4% in the three months ended September 30, 2009, compared to 13.8% in the corresponding period in 2008. The increase in both gross profit and gross profit margin was primarily attributable to the increased revenue in industrial business end-market, in which its gross margin was generally higher than that of digital media and telecommunications equipment end-markets.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB63,193 thousand (USD9,257 thousand) in the three months ended September 30, 2009, or 8.8% lower than the corresponding period in 2008. The expenses for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months ended September 30,
	2009			2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Selling expenses	3,813	26,028	4.6%	10,712	2.1%	143.0%
General and administrative expenses	3,136	21,409	3.8%	36,353	7.1%	(41.1)%
R&D expenses	2,308	15,756	2.8%	14,550	2.9%	8.3%
Impairment loss on goodwill and intangible assets	—	—	—	7,653	1.5%	(100.0)%

Total	9,257	63,193	11.2%	69,268	13.6%	(8.8)%

Selling, General and Administrative Expenses. The increase in selling expenses in the three months ended September 30, 2009 of RMB15,316 thousand (USD2,244 thousand), or 143.0%, was mainly attributable to an additional charge of doubtful account of RMB16,506 thousand (USD2,418 thousand) for the three months ended September 30, 2009 as compared to no allowance for the same period of 2008. Included in the additional charge of doubtful account was RMB7,806 thousand (USD1,144 thousand) as a result of the scale down of one of the reporting units of the Component Sales segment. The additional charge for doubtful account was due to certain receivable balances being overdue in which the assessment of recoverability is remote.

The decrease in general and administrative expenses of RMB14,944 thousand (USD2,189 thousand), or 41.1%, was primarily attributable to exchange gain of RMB5,621 thousand (USD823 thousand) mainly consisting of RMB5,751 thousand (USD842 thousand) unrealized gain resulted by the appreciation of Australian Dollars against RMB during the quarter, as compared to exchange loss of RMB11,680 thousand for the same period of 2008, and offset by an increase in other general administrative expenses such as staff cost and office rental due to an increase in headcount as a result of our acquisition of Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in the three months ended September 30, 2009 by RMB1,206 thousand (USD177 thousand), or 8.3%, as compared to the corresponding period in 2008. The increase was primarily attributable to an increase in share-based compensation cost of RMB2,301 thousand (USD337 thousand) as a result of new stock awards granted to research staff in 2009.

Interest Expense. Interest expense increased in the three months ended September 30, 2009 by RMB381 thousand (USD56 thousand) or 199.5%, as compared to the corresponding period in 2008. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the three months ended September 30, 2009 amounted to RMB3,716 thousand (USD544 thousand), compared to RMB7,366 thousand in the corresponding period in 2008. The decrease was mainly attributable to a decrease in average interest rates as compared to the corresponding period in 2008.

Income Tax Expense/Benefit. The effective income tax rate for the three months ended September 30, 2009 and 2008 was 12.9% and (23.8)%, respectively. The fluctuation in the effective income tax rate was primarily due to the expiry of the tax holiday for certain subsidiaries in Shenzhen. Included in the income tax expense for the three months ended September 30, 2009 was a deferred income tax benefit of RMB1,177 thousand (USD172 thousand) as a result of the amortization of intangible assets of RMB7,453 thousand (USD1,092 thousand).

Extraordinary gain. Extraordinary gain represented the reversal of consideration payable for the Keen Awards acquisition of RMB29,118 thousand (4,266 thousand), offset in part by the reduction of Keen Awards related intangible assets of RMB26,803 thousand (USD3,926 thousand) and the respective deferred taxation in relation to the intangible assets of Keen Awards of RMB4,422 thousand (USD648 thousand).

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the three months ended September 30, 2009 was RMB22,960 thousand (USD3,363 thousand), as compared to RMB9,351 thousand in the corresponding period in 2008. We reported basic per share earnings of RMB0.62 (USD0.09) and diluted earnings per share of RMB0.61 (USD0.09) for the three months ended September 30, 2009, as compared to basic earnings per share of RMB0.24 and diluted earnings per share of RMB0.24 for the corresponding period in 2008.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Nine Months ended September 30,
	2009	2008
	RMB’000	RMB’000
Net revenue
Product sales
Digital media	917,098	933,619
Telecommunications equipment	375,675	401,121
Industrial business	181,161	41,120
Services revenue	21,030	21,947

Total net revenue	1,494,964	1,397,807

Net Revenue. Total net revenue increased by RMB97,157 thousand (USD14,233 thousand), or 7.0%, for the nine months ended September 30, 2009 when compared to the corresponding period in 2008. The increase was mainly due to the expansion in the industrial business end-market since 2008.

Product Sales. Product sales by market type for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months ended September 30,
	2009			2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	134,350	917,098	61.4%	933,619	66.8%	(1.8)%
Telecommunications equipment	55,034	375,675	25.1%	401,121	28.7%	(6.3)%
Industrial business	26,539	181,161	12.1%	41,120	2.9%	340.6%

Total product sales	215,923	1,473,934	98.6%	1,375,860	98.4%	7.1%

Product sales for the nine months ended September 30, 2009 was RMB1,473,934 thousand (USD215,923 thousand), or RMB98,074 thousand or 7.1% higher than the corresponding period in 2008. Digital media sales decreased by RMB16,521 thousand (USD2,420 thousand), or 1.8%; telecommunications equipment related sales decreased by RMB25,446 thousand (USD3,728 thousand) or 6.3%; and industrial business sales increased by RMB140,041 thousand (USD20,515 thousand), or 340.6%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, offset by a decrease in telecommunications equipment revenue as a result of a reduction in selling price.

Services Revenue. Services revenue for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months ended September 30,
	2009			2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Services revenue	3,081	21,030	1.4%	21,947	1.6%	(4.2)%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services commencing from January 2006. The decrease of RMB917 thousand (USD134 thousand), or 4.2%, was mainly attributable to our increased focus on product sales since the second quarter of 2008, which enhance the Group’s overall product offerings.

Gross Profit. Gross profit was RMB213,895 thousand (USD31,334 thousand) for the nine months ended September 30, 2009, a decrease of RMB22,888 thousand (USD3,353 thousand), or 9.7% when compared to RMB236,783 thousand in the corresponding period in 2008. Gross margin was 14.3% in the nine months ended September 30, 2009, compared to 16.9% for the corresponding period in 2008. The decrease in both gross profit and gross margin was primarily attributable to the intense market competition in the digital media end-market resulted in the reduced selling price strategy adopted by the Group since late 2008.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB171,128 thousand (USD25,070 thousand) in the nine months ended September 30, 2009, or 5.1% higher than those of the same period in prior year. The expenses for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months ended September 30,
	2009			2008
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Selling expenses	8,696	59,362	4.0%	34,417	2.5%	72.5%
General and administrative expenses	9,360	63,890	4.3%	85,790	6.1%	(25.5)%
R&D expenses	7,014	47,876	3.2%	34,983	2.5%	36.9%
Impairment loss on goodwill and intangible assets	—	—	—	7,653	0.5%	(100.0)%

Total	25,070	171,128	11.5%	162,843	11.6%	5.1%

Selling, General and Administrative Expenses. The increase in selling expenses in the nine months ended September 30, 2009 of RMB24,945 thousand (USD3,654 thousand), or 72.5%, was mainly attributable to an additional charge of doubtful accounts of RMB26,118 thousand (USD3,826 thousand) for the nine months ended September 30, 2009, as compared to RMB6,878 thousand for the same period in 2008. The additional charge of doubtful account was due to certain receivable balances being overdue in which the assessment of recoverability is remote.

The decrease in general and administrative expenses of RMB21,900 thousand (USD3,208 thousand), or 25.5%, was primarily attributable to exchange gain of RMB13,218 thousand (USD1,936 thousand), mainly consisting of RMB13,733 thousand (USD2,012 thousand) unrealized gain resulted by the appreciation of Australian Dollars against RMB during the nine months ended September 30, 2009, as compared to exchange loss of RMB12,807 thousand for the same period of 2008, and offset by an increase in other general and administrative expenses such as staff cost and office rental due to an increase in headcount as a result of our acquisition of Long Rise in July 2008 and Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in the nine months ended September 30, 2009 by RMB12,893 thousand (USD1,889 thousand), or 36.9%, as compared to the corresponding time period in 2008. The increase was primarily attributable to an increase in share-based compensation cost of RMB14,029 thousand (USD2,055 thousand) as a result of new stock awards granted to R&D staff in 2009.

Interest Expense. Interest expense increased in the nine months ended September 30, 2009 by RMB63 thousand (USD9 thousand) or 6.2%, as compared to the corresponding period in 2008. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the nine months ended September 30, 2009 amounted to RMB10,688 thousand (USD1,566 thousand), compared to RMB 21,974 thousand in the corresponding period in 2008. The decrease was mainly attributable to a decrease in average interest rates as compared to the corresponding period in 2008.

Income Tax Expense. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 11.6% and 3.7%, respectively. Included in the income tax expense for the nine months ended September 30, 2009 was a deferred income tax benefit of RMB3,563 thousand (USD522 thousand) as a result of the amortization of intangible assets of RMB22,574 thousand (USD3,307 thousand).

Extraordinary gain. Extraordinary gain represented the reversal of consideration payable for the Keen Awards acquisition of RMB29,118 thousand (4,266 thousand), offset in part by the reduction of Keen Awards related intangible assets of RMB26,803 thousand (USD3,926 thousand) and the respective deferred taxation in relation to the intangible assets of Keen Awards of RMB4,422 thousand (USD 648 thousand).

Net Income; Earnings per share. As a result of the above items, net income for the nine months ended September 30, 2009 was RMB50,881 thousand (USD7,454 Thousand), compared to net income of RMB90,729 thousand in the corresponding period in 2008. We reported basic per share earnings of RMB1.40 (USD0.21) for the nine months ended September 30, 2009 diluted per share earnings of RMB1.35 (USD0.20), compared to basic per share earnings of RMB2.32 for the same period of 2008, and diluted per share earnings of RMB2.27.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our accounts receivable cycle typically averages approximately three months. Accordingly, working capital is needed to fund this time difference.

As of September 30, 2009, apart from the cash payable in relation to our acquisitions of subsidiaries, we had no material commitments for capital expenditures.

As of September 30, 2009, the Company had RMB692,753 thousand (USD101,485 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank’s lines of credit and factoring facilities. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to those of ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows and credit facility arrangements, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

As of September 30, 2009, we had working capital of RMB1,208,962 thousand (USD177,106 thousand), including RMB692,753 thousand (USD101,485 thousand) in cash, as compared with working capital of RMB1,172,313 thousand as of December 31, 2008.

Operating activities used cash of RMB24,282 thousand (USD3,557 thousand) for the nine months ended September 30, 2009, compared to cash generated of RMB77,251 thousand in the corresponding period in 2008. The increase in cash used in operating activities for the nine months ended September 30, 2009 as compared to the corresponding period in 2008 is primarily due to the increase in cash paid to inventory purchases of RMB43,693 thousand (USD6,401 thousand) near the end of September 2009 to meet expected demand in the coming months.

Investing activities used RMB67,129 thousand (USD9,834 thousand) during the nine months ended September 30, 2009, mainly for the acquisition of subsidiaries of RMB65,327 thousand (USD9,570 thousand). The remaining major investing activity was the purchases of property and equipment of RMB1,802 thousand (USD264 thousand).

Financing activities provided cash of RMB97,693 thousand (USD14,311 thousand) for the nine months ended September 30, 2009, mainly for proceeds from bank borrowings of RMB95,644 thousand (USD14,011 thousand) and proceeds from exercise of stock options of RMB2,049 thousand (USD300 thousand).

Indebtedness

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 2.2% to 3.5% of the balance transferred, which is recorded as interest expense. During the nine months ended September 30, 2009 and 2008, we had received proceeds from the sale of the bills receivable amounting to RMB49,708 thousand (USD7,282 thousand) and RMB54,299 thousand, respectively.

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

Since July 2005, the RMB has not been pegged to the USD. Although currently the RMB exchange rate versus the USD is restricted to a rise or fall of no more than 0.3% per day and the PBC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. As of September 30, 2009, the exchange rate between RMB and USD was USD1.00 to RMB6.8262.

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

We recognized a foreign currency translation loss of approximately RMB161 thousand (USD24 thousand) for the three months ended September 30, 2009 and a gain of approximately RMB329 thousand (USD48 thousand) for the nine months ended September 30, 2009. We do not currently engage in hedging activities and, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB95,585 thousand (USD14,003 thousand) as of September 30, 2009. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date. If there was a hypothetical 1% change in interest rate, the net impact to earnings would be approximately RMB956 thousand (USD140 thousand). The potential change in earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in rate.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10- K for the year ended December 31, 2008.

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

COGO GROUP, INC.

November 9, 2009	By:	/S/ JEFFREY KANG
Jeffrey Kang
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2009	By:	/S/ FRANK ZHENG
Frank Zheng
Chief Financial Officer
(Principal Financial Officer)