Form 10-K
period 2009-12-31
Cogo Group, Inc.
filed 2010-03-12
CIK 28367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: $0.01 par value Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $153,812,608 based on the reported last sale price of common stock on the Nasdaq Global Market on June 30, 2009.

The number of shares outstanding of the registrant’s common stock at $.001 par value as of March 3, 2010 was 36,117,867.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COGO GROUP, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2009

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.cogo.com.cn.

PART I

ITEM 1.	BUSINESS

Company Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006 we began offering technology and engineering services in China and in 2007, we began offering software design service in China.

We focus on the digital media, telecommunications equipment and industrial business end-markets in China. In the digital media end-market, we provide mobile handset and module solutions for functionalities such as CMMB mobile TV, motion sensor, camera, power supply and bluetooth as well as solutions for high definition digital set-top box, GPS applications and solutions for Smartbook. In the telecommunications equipment end-market, we provide solutions for public switched telephone network, or PSTN, switching, optical transmitters, electrical signal processing and optical signal amplification. In the industrial business end-market, which commenced since the beginning of 2008, we provide industrial solutions for the smart meter, smart grid, railway and auto-electronics sectors. Currently, we have over 1,400 customers, including many of the most established manufacturers in the telecommunications equipment, digital media and industrial end-markets in China such as ZTE, TCL and BYD. We work with original equipment manufacturers, or OEMs, as well as subsystem designers and contract manufacturers to provide solutions to support industry leaders like Huawei. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Matsushita, Sandisk, Freescale and Atmel. Additionally, in October 2006 we became one of the first China-based companies to license software technology and have access to selected source codes relating to digital media directly from Microsoft.

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

We continue to explore and identify new end-markets where we can leverage both our design and engineering expertise. For example, in 2009, we acquired Mega Smart Group Limited which provides industrial solutions for the green energy and auto-electronics sectors. In 2008, we acquired a 70% equity interest in Long Rise Holdings Limited and its subsidiary, which engages in the provision of design and distribution of mobile phone modules.

From 2007 to 2009, our net revenue grew from RMB1,666.5 million to RMB2,096.2 million ($307.1 million), representing a compound annual growth rate, or CAGR, of 12.2%, and our net income attributable to Cogo Group, Inc. decreased from RMB152.4 million to RMB80.2 million ($11.8 million) during the same period, representing a negative CAGR of 27.5%. This resulted from the difficult market environment in our mobile handset business since the third quarter of 2008 in which we strategically lowered our pricing in order to grow our business in a slowing economic environment.

Competitive Strengths

We believe that our customized module design solutions allow our customers to more effectively utilize our suppliers’ enabling technology components, which in turn allows them to better compete in their targeted end-markets. We believe our competitive strengths include:

Broad customer base and deep customer relationships. Our broad customer base includes many major domestic telecommunications equipment, industrial business and digital consumer electronics manufacturers in China and many of their supporting subsystem suppliers. Being a customized module design solution provider to our customers requires a time-consuming and difficult procurement qualification process, which we believe serves as a significant barrier to entry for other participants. We believe that these close customer relationships, together with our continued qualified solution provider status, facilitate better understanding of our customers’ time-to-market, technology and cost requirements. These relationships also present new business opportunities by enabling us to identify and capture additional revenue streams from our customers’ new growth areas.

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

Strong relationships with enabling technology components suppliers. We work closely with more than 30 technology components suppliers, including major global components suppliers such as Broadcom, Matsushita, Sandisk, Freescale and Atmel. In addition to facilitating the customization of their technology components, our suppliers often rely on us as a means of penetrating new China-based electronics manufacturers via our existing domestic relationships.

Strategy

We intend to strengthen our position as a technology solution provider for customers in China’s digital media, telecommunications equipment and industrial business end-markets.

Leverage our strong customer relationships into new opportunities. In 2008, we began targeting the industrial business end-market to provide industrial solutions for the green energy and auto-electronics sectors. We have since then grown our revenues generated from this market from constituting 4.5% of our 2008 revenue to 13.2% of our 2009 revenue. We anticipate that sales related to the industrial business end-markets will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

Enhance our competitiveness in new product areas through strategic alliances. We intend to broaden our product offerings by leveraging our existing design and engineering expertise as well as selectively entering into strategic alliances with third parties to complement our existing capabilities. For example, we entered into an arrangement with Microsoft whereby we will have the ability to license next generation software technology from Microsoft’s IP Ventures program and use Microsoft’s source codes to develop design solutions across a variety of digital media applications. We believe this arrangement will enhance our competitiveness in design solutions for digital media initiatives, targeting various end-markets including high definition digital set top-box, GPS, game console, smartphone and portable media player markets. We intend to continue working with third parties in ways that will enhance our competitiveness.

Make strategic investments and acquisitions. We intend to grow and expand our business by making strategic investments in and acquiring businesses complementary to ours that will enable us to expand the solutions we offer to our existing target customer base, and that will provide opportunities to expand into new markets. In particular, we plan to pursue opportunities where we expect to generate additional near-term revenue or expand our long-term growth opportunities by expanding our customer base or target end-markets. For example, in 2009, we acquired 100% of Mega Smart Group Limited and its subsidiary, which engage in the development of industrial applications components in China.

Products and Technology

We provide customization of our suppliers’ technology components with module designs to suit each of our customers’ specific needs. Our customized module design solutions include:

Digital Media Modules	Telecommunications Equipment Modules	Industrial Business Solutions

CMMB mobile TV	Fixed line telecommunications network	Smart Meter

Motion Sensor	Data communications	Smart Grid

Persistent storage	Optical transmission	Railways

Input / output	Wireless base-station	Auto-electronics

Sound system

Power supplies

Bluetooth

Multimedia

High definition digital set-top box

GPS

Multimedia module in portable media player

Multimedia module in home entertainment

The following table sets forth the revenue contribution from our digital media, telecommunications equipment, industrial business and other services end-markets during 2007, 2008 and 2009.

Market	2007	2008	2009
Digital media	65.4%	65.3%	60.4%
Telecommunications equipment	30.5%	28.8%	25.0%
Industrial business	—	4.5%	13.2%
Services revenue	4.1%	1.4%	1.4%
Total	100.0%	100.0%	100.0%

Our research and development (“R&D”) unit has always been a driving component in our business and remains crucial in providing the best design solutions for our customers. We have a team of approximately 237 highly qualified design and application engineering specialists and other technical employees engaged in R&D related activities to develop new customized module solutions targeted at the wireless handset, telecommunications equipment, industrial business and digital media industries. For 2009, we invested RMB67.5 million ($9.9 million) for R&D purposes and will continue to devote significant resources to supporting and enhancing the depth and capabilities of our R&D unit.

Customers

Our broad customer base includes many of the major domestic digital media, telecommunications equipment and industrial business manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our three largest customers in the digital media market in terms of 2009 net revenue were ZTE, both a large domestic mobile handset manufacturer and one of the largest telecommunications equipment manufacturers in China, T&W Electronics, a major broadband terminal equipment and digital consumer electronic provider in China and TCL, one of the world’s leading mobile phone suppliers. Our two largest customers from the telecommunications equipment industry in terms of 2009 net revenue were ZTE and Wuhan Research Institute of Post & Telecommunications, a major telecommunications equipment manufacturer in China. Our customers in the industrial business end-market are mainly small and medium enterprises. During 2009, ZTE, T&W Electronics, Starnet Digital Technology, Wuhan Research Institute of Post & Telecommunications and TCL, accounted for 21.9%, 10.4%, 3.7%, 3.5% and 2.8% of our net revenue, respectively.

As of December 31, 2009, our major customers by end-market were as follows:

•	Digital Media Manufacturers—TCL, Starnet Digital Technology and ZTE.

•	Telecommunications Equipment Manufacturers—Huawei, ZTE and Wuhan Research Institute of Post & Telecommunications

•	Industrial Business—Small and medium enterprises

In 2007, 2008 and 2009, our top 10 customers to whom we sold directly, including several contract manufacturers used by some of our major end-market customers, were as follows:

	2009			2008			2007
Customer Name	Net Revenue		Percentage of Net Revenue(%)	Net Revenue		Percentage of Net Revenue(%)	Net Revenue		Percentage of Net Revenue(%)
	(in millions, except for percentages)
ZTE	RMB	458.3	21.9%	RMB	227.7	11.6%	RMB	264.5	15.9%
T&W Electronics		218.4	10.4		198.8	10.2		169.5	10.2
Starnet Digital Technology		76.5	3.7		*	*		*	*
Wuhan Research Institute of Post & Telecommunications		73.6	3.5		103.2	5.3		84.3	5.1
TCL		57.8	2.8		63.1	3.2		39.2	2.4
Skyworth Digital		51.5	2.5		*	*		*	*
COSHIP		50.0	2.4		48.0	2.5		*	*
Yulong		45.1	2.2		*	*		*	*
Allied Teleris		36.0	1.7		*	*		*	*
Longcheer Communications		27.4	1.3		*	*		*	*
Beijing Tianyu Communication Equipment		*	*		69.4	3.5		*	*
Young Poong Electronics		*	*		50.4	2.6		67.6	4.1
Accelink Technologies		*	*		33.7	1.7		49.5	3.0
Malata Group		*	*		30.1	1.5		*	*
Wuhan Fiberhome International Technologies		*	*		28.4	1.5		*	*
Huawei		*	*		*	*		60.6	3.6
Wuxi Zhongxing Optoelectronics		*	*		*	*		48.8	2.9
Oukexin Electronics		*	*		*	*		39.1	2.3
Soye Instrument		*	*		*	*		36.6	2.2
Total	RMB	1,094.6	52.4%		852.8	43.6%		859.7	51.7%

*	Not a top 10 customer in the respective year.

The value of our technology solutions can be illustrated by specific examples of how we have worked closely with our customers and suppliers in leveraging our competitive position and unique business model to solidify and extend our existing business, as well as identify and capture new opportunities:

Applying our customized module design capabilities to new end-markets. We have leveraged our customized module design capabilities and our deep, multi-level customer relationships to follow our customers into new end-markets. Since 1995, we have been a provider of customized module design solutions for telecommunications equipment to ZTE, one of the largest telecommunications equipment manufacturers in China. ZTE first sought to enter the mobile handset market in China in 2000. Based on our working history with ZTE on telecommunications equipment solutions and on our proven design capabilities, ZTE selected us as a provider of customized module design solutions for their mobile handsets in 2000. Our total net revenue from ZTE was RMB458.3 million ($67.1 million) in 2009.

Suppliers

We develop our customized module design solutions based on technology components provided by key technology and other suppliers in our target end-markets. We work with a select list of more than 30 key suppliers, including:

Supplier Name	Product
Broadcom	Various products including integrated circuit and Bluetooth

Matsushita	Switches, connectors, relay

Sandisk	Flash memory

Freescale Semiconductor	Microcontrollers

Atmel	Microcontrollers

In 2007, 2008 and 2009, based on cost, our major suppliers from whom we purchase components sold to our customers were as follows:

	2009	2008	2007
Supplier Name	Percentage of Cost of sales (%)	Percentage of Cost of sales (%)	Percentage of Cost of sales (%)
Broadcom	36.3	31.7	28.6
Matsushita	10.1	7.5	10.0
Sandisk	9.7	*	*
Freescale Semiconductor	9.4	*	*
Foxconn	*	12.6	*
JDS Uniphase	*	5.1	9.1

*	Not a significant supplier in the respective year.

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

Sales and Marketing

We generate sales of our customized module design solutions through our direct sales force, consisting of approximately 161 sales directors, account managers and sales support staff as at December 31, 2009. Our sales directors are responsible for establishing sales strategy and setting objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer relationship. Account managers work closely with customers and, in many cases, provide on-site support. Account managers often attend our customers’ internal meetings related to production, engineering design and quality assurance to ensure that our customers’ expectations are appropriately interpreted and communicated to our operations group, and ultimately met or exceeded throughout the design process. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Employees

As of December 31, 2009, we had approximately 485 employees, 237 in research and development, 161 in sales and marketing and 87 in administrative positions.

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

While many of our proposed customized module design solutions are accepted by our customers, there is no obligation for customers to accept our proposed solutions. We dedicate personnel, management and financial resources to research and development and technical support in developing new customized module design solutions for our customers. The time frames for most research and development projects typically range from two to 18 months. For our product sales segment, because we do not charge a design fee, but rather generate revenue through the resale of specified components contained in our proposed reference designs, if our customers do not accept our proposed designs, we will fail to capitalize on the invested resources, time and effort that we expended on a project. Furthermore, our customers typically make purchases on a purchase order basis. Prior to submission of a purchase order, our customers are not obligated to purchase from us any quantity of specific components that we propose to sell in our proposed module reference design. Our customers may cancel or defer their purchase orders on short notice without significant penalty. Even if a customer accepts our proposed module reference design, the customer could bypass us and contract with our competitors or possibly our suppliers directly for the purchase of the specific components we otherwise had proposed to sell. The failure to accept our proposed module reference design, the loss of ongoing business from our customers or the transition away from us in favor of direct purchases from our competitors or suppliers could each result in our failure to realize potentially significant net revenue.

Reliance on our suppliers, with whom we often do not have long-term supply agreements, makes us vulnerable to the loss of one or more key suppliers or the delivery capabilities of our suppliers.

We typically rely on a limited number of key suppliers, and many customized module design solutions that we develop are designed around technology components provided by our suppliers. We typically do not have long-term supply agreements or other forms of exclusive arrangements with our suppliers. In 2009, for example, Broadcom, Matsushita, Sandisk and Freescale Semiconductor, accounted for approximately 36.3%, 10.1%, 9.7% and 9.4%, respectively, of our cost of sales. Furthermore, although we deal with approximately ten different divisions within Matsushita, purchases of relays and connectors from Matsushita accounted for a substantial portion of our cost of sales attributable to Matsushita. If we lose a key supplier or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demand for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. For example, on one prior occasion, one of our key suppliers experienced an interruption in its production capacity due to a relocation of its production facilities, which resulted in its inability to meet our quarterly supply requirements. If suitable replacement components are unavailable, we may be forced to redevelop certain of our solutions, which ultimately may not be accepted by our customers.

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

Our business greatly relies on the continued services of Jeffrey Kang, our principal shareholder and chief executive officer. Many relationships with our key suppliers and key customers have been developed by and continue to be maintained by Mr. Kang. Our future success will depend to a significant degree upon the performance and contribution of Mr. Kang and other members of our senior management team in areas including sales, research and development, information technology and finance. Therefore, our business and results of operations may be materially and adversely affected if Mr. Kang or another member of our senior management team leaves us, which they may do at any time. In addition, we will incur additional expenses to recruit and develop senior management members if one or more of our key employees are unwilling or unable to continue his or her employment with us. We do not maintain any life insurance covering our senior management or any of our key employees.

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

We generate the majority of our net revenue from a small number of key customers, and we anticipate that a relatively small number of key customers will continue to account for a significant portion of our net revenue in the foreseeable future, particularly in the telecommunications equipment market. In 2009, our sales to ZTE, T&W and Starnet Digital Technology accounted for approximately 21.9%, 10.4%, and 3.7% respectively, of our net revenue. Sales to our top 10 customers represented approximately 52.4% of our net revenue in 2009. Should we lose, receive reduced orders from, or experience any adverse change in our relationship with any of our key customers, or should they decide to use solutions provided by other companies, we will suffer a substantial loss in net revenue.

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

We have experienced rapid growth over the last five years, with our net revenue increasing from RMB866.3 million in 2005 to RMB2,096.2 million ($307.1 million) in 2009. Our number of employees has increased from approximately 30 in 2001 to 485 as at December 31, 2009. We have limited operational, administrative and financial resources, which may be inadequate to sustain our current growth rate. If we are unable to manage our growth effectively, the quality of our solutions could deteriorate and our business may suffer. As our customer base increases and we enter new end-markets, we will need to:

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

Our July 2004 share exchange with Trident was accounted for as a reverse merger in which Cogo Cayman was deemed the accounting acquirer and Trident, which was originally incorporated in 1917, was the legal acquirer. We have retained all the known and unknown liabilities of Trident. There may be other potential liabilities about which we are not yet aware, see “Item 3. Legal proceedings” for additional details.

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

At the time of its incorporation, foreign shareholding in a trading business such as Shenzhen Comtech could not exceed 65%. With subsequent PRC deregulation, foreign ownership of such a trading business can now reach 100%, and approval of foreign ownership of companies in the PRC engaged in commodity trading businesses—which includes agency trade, wholesale, retail and franchise operations is now delegated to local government agencies of the PRC Ministry of Commerce. In order to exercise control over Shenzhen Comtech (a PRC operating company legally permitted to engage in a commodity trading business), without direct shareholding by us (a U.S.-listed company and therefore a foreign-invested entity), Honghui Li, our vice president, and Huimo Chen, the mother of our principal shareholder and chief executive officer, Jeffrey Kang, hold 99% and 1%, respectively, of the equity interests of Shenzhen Comtech, and through contractual agreements with us hold such equity interests exclusively for the benefit of our 100% directly owned subsidiary, Comtech China. Shenzhen Comtech, in turn owns a 60% equity interest in another of our PRC operating companies, Shanghai E&T, with the other 40% being held by Comtech China through trust agreements. Under the trust agreements, Shenzhen Comtech owns a 35% equity interest in Shanghai E&T for the benefit of Comtech China and Honghui Li owns a 5% equity interest in Shanghai E&T for the benefit of Comtech China. While we do not have any equity interest in Shenzhen Comtech, through these contractual agreements, we enjoy voting control and are entitled to the economic interests associated with their equity interest in Shenzhen Comtech. For additional details regarding these contractual agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These contractual agreements may not be as effective in providing us with control over Shenzhen Comtech as direct ownership because we rely on the performance of Honghui Li and Huimo Chen under the agreements. If they fail to perform their respective obligations under the agreements, we may have to incur substantial costs and resources to enforce such agreements and may not be able to do so in any case. Further, the profits of Shenzhen Comtech may not be able to be remitted outside the PRC due to foreign exchange controls. Also, we must rely on legal remedies under applicable law, which may not be as effective as those in the United States. Because we rely on Shenzhen Comtech and Shanghai E&T in conducting our business operations in China, the realization of any of these risks relating to our corporate structure could result in a material disruption of our business, diversion of our resources and the incurrence of substantial costs, any of which could materially and adversely affect our operating results and financial condition.

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

Historically, we have focused on the digital media and telecommunications equipment end-markets in China. The digital media and telecommunications equipment end-markets are characterized by rapid technological advances, intense competition, frequent introduction of new products and services and consumer demand for greater functionality, lower costs, smaller products and better performance. We must constantly seek out new products and develop new solutions to maintain in our portfolio. We have experienced and will continue to experience some solution design obsolescence. We expect our customers’ demands for improvements in product performance to increase, which means that we must continue to improve our design solutions and develop new solutions to remain competitive and grow our business. Our failure to compete successfully for customers will result in price reductions, reduced margins or loss of market share, any of which would harm our business, results of operations and financial condition.

A large portion of our net revenue currently comes from sales to manufacturers in the cyclical digital media and telecommunications equipment end-markets and cyclical downturns could harm our operating results.

The digital media and telecommunications equipment end-markets in particular are highly cyclical and have experienced severe and prolonged downturns, often in connection with maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The impact of slowing end-customer demand may be compounded by higher than normal levels of equipment and inventories among our customers and our customers’ adjustments in their order levels, resulting in increased pricing pressure.

In addition, our recent and significant growth in net revenue resulted, in large part, from the high growth in sales of industrial applications products in China. These domestic manufacturers may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for industrial applications products would materially affect our results of operations and financial condition.

The digital media end-market is characterized by a short product lifecycle, making time-to-market and sensitivity to customer needs critical to our success and our failure to respond will harm our business.

Mobile handsets in the digital media end-market typically have a lifecycle of approximately 6 to 12 months before the technology becomes obsolete. Time-to-market, both with respect to our customers’ ability to supply consumers with timely and marketable products and our ability to provide our customers with a wide array of latest generation customized module design solutions, is critical to our success. As design cycles in the industry shorten, we face logistical challenges in providing our solutions in an increasingly shorter timeframe. If we are unable to respond to the shortened lifecycles and time-to-market, our business will suffer.

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

Our results of operation may be adversely affected by changes to or expiration of tax holiday and preferential tax concessions that some of our PRC operating companies currently enjoy or expect to enjoy in the future. Prior to January 1, 2008, the statutory tax rate generally applicable to Chinese companies is 33%. As a result of tax holiday and preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB35.7 million ($5.2 million) in 2009. For additional details regarding these tax incentives, please see “Item 7. Management’s discussion and analysis of financial condition and result of operations—Taxation.”

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax law (the “CIT law”), which unified the income tax rate to 25% for all companies. The CIT law was effective as of January 1, 2008. The CIT law provides a five-year transitional period from its effective date for those companies which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively (“the transitional tax rates”). For the Shenzhen subsidiaries that were entitled to tax holidays of the two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, they are entitled to continue the tax holiday until they expire. For the entities which had not commenced their respective tax holiday as of December 31, 2007, the CIT law requires the tax exemption period to begin on January 1, 2008.

The telecommunications equipment market is extensively regulated in China.

The telecommunications equipment end-market accounted for 25.0% of our net revenue in 2009. China’s telecommunications industry is heavily regulated. Changes in regulations affecting sales of these customers could negatively affect the telecommunications equipment end-market for our solutions, which will materially harm our business.

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

In October 2005, SAFE promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents in connection with our prior and any future offshore acquisitions.

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

We do not directly own the equity interest in Shenzhen Comtech, which accounted for approximately 2.2% of our net revenue in 2009, or Shanghai E&T, which is owned 60% by Shenzhen Comtech and 40% by Comtech China through contractual agreements with Shenzhen Comtech and Honghui Li respectively, and which accounted for approximately 2.8% of our net revenue in 2009. Honghui Li and Huimo Chen, the shareholders of Shenzhen Comtech, have contractually agreed, among others things, to apply all dividends or other payments they receive from Shenzhen Comtech to payments to our 100% directly owned subsidiary, Comtech China, or its designated entities, for valid and valuable consideration and to the extent permitted by applicable PRC law, including PRC foreign exchange law. PRC law and regulatory requirements would currently restrict the ability of the shareholders of Shenzhen Comtech, based solely upon the contractual agreement, to directly apply the dividends or other payments they receive from Shenzhen Comtech in U.S. dollars to payments to Comtech China or in Renminbi to Comtech China’s designated entities in China. For example, the PRC foreign exchange authorities would have discretion to review the adequacy of the consideration given in exchange for the application of any dividends or payments from Shenzhen Comtech to Comtech China. If Honghui Li and Huimo Chen fail to apply such dividends or other payments received from Shenzhen Comtech, which might include profit distributions from Shanghai E&T to Shenzhen Comtech, to payments to Comtech China or its designated entities, our financial condition would be negatively affected. Apart from the dividend distribution from our PRC subsidiaries to us, the transfer of funds from our company to our PRC operating companies, either as a shareholder loan or as an increase in registered capital or otherwise, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions.

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

Our global income and your dividend/capital gain may be subject to PRC tax under the new PRC tax law, which may have an effect on our results of operations and your investment, respectively.

Under the new PRC tax law, effective January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the corporate income tax at the rate of 25% on its global income. The new PRC tax law does not, however, clearly define the term “de facto management bodies”. If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income may be subject to the corporate income tax at the rate of 25%.

Under the previous PRC tax law, dividend payments to foreign investors made by foreign-invested enterprises in China, are exempt from PRC withholding tax. We have been advised by our PRC counsel, Commerce & Finance Law Offices, that pursuant to the new PRC tax law which became effective on January 1, 2008, however, dividends payable for earnings accumulated beginning on January 1, 2008 by a PRC resident enterprise to its foreign corporate investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. According to the Agreement between the Mainland China and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income and its relevant regulations, dividends paid by a PRC resident enterprise to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the Hong Kong investor is the “beneficial owner” and owns directly at least 25% of the equity interest of the PRC resident enterprise). The new PRC tax law provides, however, dividends distributed between qualified resident enterprises will be exempted. Dividends distributed between qualified resident enterprises refer to the dividends derived by a PRC resident enterprise from its direct investment in another PRC resident enterprise. In addition, we have been advised by our PRC counsel, Commerce & Finance Law Offices, that under the new PRC tax law, foreign corporate investors may be subject to a 10% withholding tax upon any gain they realize from the transfer of our shares, if such income is regarded as income from “sources within the PRC”. We have been advised by Commerce & Finance Law Offices that it is uncertain whether such income would be regarded as income from “sources within the PRC” because whether the Company would be regarded as a “PRC resident enterprise” is not clear. If we are required under the new PRC tax law to withhold PRC withholding tax on our dividends payable to our non-PRC corporate shareholders, or on any gains of the transfer of their shares, your investment in our ordinary shares may be affected.

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

The trading prices of our shares have been and are likely to continue to be volatile. Since January 1, 2006, the trading price of our shares on the Nasdaq Global Market has ranged from $2.49 to $22.15 per share, and the last reported sale price on March 3, 2010 was $7.45 per share. The trading prices of our shares could fluctuate widely in response to factors beyond our control. In particular, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States may affect the volatility in the price of and trading volumes for our shares. Recently, a number of PRC companies have listed their securities, or are in the process of preparing for listing their securities, on U.S. stock markets. Some of these companies have experienced significant volatility, including significant price declines after their initial public offerings. The trading performances of these PRC companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards PRC companies listed in the United States and consequently may impact the trading performance of our shares. These broad market and industry factors may significantly affect the market price and volatility of our shares, regardless of our actual operating performance.

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

As of December 31, 2009, we had 35,770,025 shares of common stock outstanding, which shares will be able to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. These shares are freely tradable without restriction or further registration, subject to the related prospectus delivery requirements.

As of December 31, 2009, we had 2,501,433 stock options, equity share units, performance shares, warrants and shares issuable in relation to our acquisitions which may result in a significant number of shares entering the public market and the dilution of our common stock. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease properties with a total area of approximately 120,000 square feet in 20 locations in China including Shenzhen, Shanghai, Beijing, Hangzhou and Hong Kong. Approximately 20,000 square feet is for our corporate headquarters located in Shenzhen, approximately 45,000 square feet is for our research and development centers in Shenzhen and Shanghai, approximately 35,000 square feet is for our representative offices located in the other cities, and approximately 20,000 square feet is used for manufacturing of our proprietary lightning protection product for wireless base stations. These leases have remaining terms ranging from 1 to 12 months.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.

ITEM 4.	Reserved for future use by the securities and exchange commission.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2009		2008
Dollars Per Share	High	Low	High	Low
Quarter:
First	7.47	4.73	16.18	8.88
Second	8.78	5.50	14.02	9.05
Third	6.85	5.02	9.19	3.75
Fourth	7.55	5.20	5.50	2.46

The closing price of our common stock on March 3, 2010 as reported by the Nasdaq Global Select Market was $7.45.

Shareholders

As of March 3, 2010, there were 36,117,867 shares of our common stock outstanding, and we had approximately 358 shareholders of record. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated statements of income data for each of the years in the five-year period ended December 31, 2009 and selected consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005, presented below are derived from our audited consolidated financial statements. The audited consolidated financial statements have been prepared in accordance with U.S. GAAP and have been audited by KPMG, an independent registered public accounting firm, for the years ended December 31, 2009, 2008, 2007 and 2006 and as of December 31, 2009, 2008, 2007 and 2006. The selected consolidated statements of income data for the year ended December 31, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007, 2006, and 2005 were derived from our audited financial statements which are not included in this report.

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

The selected consolidated financial statement data are expressed in Renminbi (“RMB”), the national currency of the PRC. Solely for the convenience of the reader, the December 31, 2009 audited consolidated financial statements have been translated into United States dollars (“US$” or “$”) at the closing rate in New York City on December 31, 2009 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of US$ 1.00 = RMB6.8259. No representation is made that the RMB could have been, or could be, converted into US$ at that rate or at any other certain rate on December 31, 2009, or at any other certain date.

Selected Consolidated Statement of Income Data

	Year Ended December 31,
	2009 $	2009 RMB	2008 RMB	2007 RMB	2006 RMB	2005 RMB
	(in thousands, except share and per share amounts)
Net revenue
Product sales	302,790	2,066,815	1,931,845	1,597,818	1,269,176	866,332
Services revenue	4,307	29,401	27,695	68,690	54,387	—

	307,097	2,096,216	1,959,540	1,666,508	1,323,563	866,332
Cost of sales
Cost of goods sold	(259,477)	(1,771,166)	(1,624,101)	(1,297,225)	(1,042,951)	(714,881)
Cost of services	(3,475)	(23,716)	(18,664)	(46,368)	(33,928)	—

	(262,952)	(1,794,882)	(1,642,765)	(1,343,593)	(1,076,879)	(714,881)
Gross profit	44,145	301,334	316,775	322,915	246,684	151,451
Selling, general and administrative expenses	(18,290)	(124,842)	(152,898)	(120,580)	(82,177)	(35,308)
Research and development expenses	(9,889)	(67,504)	(50,947)	(40,973)	(27,977)	(15,837)
Provision for doubtful accounts	(5,272)	(35,992)	(6,847)	(15,051)	(7,920)	(3,662)
Impairment loss of goodwill and intangible assets	—	—	(33,759)	—	—	—
Other operating income, net	17	116	214	170	185	180

Income from operations	10,711	73,112	72,538	146,481	128,795	96,824
Gain on disposal of a subsidiary	—	—	—	—	6,673	—
Interest expense	(288)	(1,963)	(1,056)	(2,335)	(2,896)	(1,762)
Interest income	2,123	14,490	27,895	25,637	7,352	2,493

Earnings before income taxes and extraordinary item	12,546	85,639	99,377	169,783	139,924	97,555
Income tax expense (1)	(1,349)	(9,207)	(2,215)	(14,275)	(11,104)	(6,736)

Income before extraordinary item	11,197	76,432	97,162	155,508	128,820	90,819
Extraordinary item, net of nil tax	987	6,737	—	—	—	—

	Year Ended December 31,
	2009 $	2009 RMB	2008 RMB	2007 RMB	2006 RMB	2005 RMB
	(in thousands, except share and per share amounts)

Net income	12,184	83,169	97,162	155,508	128,820	90,819
Less net income attributable to noncontrolling interest	(431)	(2,945)	(1,255)	(3,065)	(5,545)	(3,977)

Net income attributable to Cogo Group, Inc.	11,753	80,224	95,907	152,443	123,275	86,842
Earnings per share attributable to Cogo Group, Inc.
Income before extraordinary item	0.29	2.01	2.49	4.12	3.83	3.08
Extraordinary item	0.03	0.19	—	—	—	—

Basic	0.32	2.20	2.49	4.12	3.83	3.08

Income before extraordinary item	0.29	1.95	2.42	3.98	3.64	2.94
Extraordinary item	0.03	0.18	—	—	—	—

Diluted	0.32	2.13	2.42	3.98	3.64	2.94

Dividends declared per share	—	—	—	—	—	—

Weighted average number of common shares outstanding
Basic		36,541,037	38,488,861	36,974,100	32,200,044	28,168,274

Diluted		37,673,351	39,585,921	38,306,969	33,829,519	29,507,939

Selected Consolidated Balance Sheet Data
Cash	97,764	667,320	686,379	919,650	375,147	177,098
Accounts receivable, net	90,481	617,613	497,992	418,329	278,589	267,543
Property and equipment, net	2,110	14,406	17,993	17,848	12,395	6,904
Total assets	281,505	1,921,527	1,686,810	1,840,540	907,098	668,935
Total current liabilities	51,333	350,397	257,662	361,114	241,534	153,777
Total liabilities	54,132	369,505	277,355	386,672	241,534	153,777
Total equity	227,373	1,552,022	1,409,455	1,453,868	665,564	515,158

(1)	Certain of our operating subsidiaries were entitled to tax holidays. The effect of the tax holiday increased our net income for 2009, 2008, 2007, 2006 and 2005 by RMB29.5 million ($4.3 million), RMB28.2 million, RMB29.4 million, RMB28.9 million and RMB16.7 million, respectively (equivalent to basic earnings per share amount of RMB0.81 ($0.12), RMB0.73, RMB0.80, RMB0.90 and RMB0.59 and a diluted earnings per share amount of RMB0.78 ($0.11), RMB0.71, RMB0.77, RMB0.85 and RMB0.57 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006, we began offering technology and engineering, services in China and in 2007, we began offering software design services in China.

We focus on the digital media, telecommunications equipment and industrial business end-markets in China. In the digital media end-market, we provide mobile handset and module solutions for functionalities such as CMMB mobile TV, motion sensor, camera, power supply and Bluetooth as well as solutions for high definition digital set-top box, GPS applications and solutions for Smartbook. In the telecommunications equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-market, which commenced in the beginning of 2008, we provide industrial solutions for the green energy and auto-electronics sectors. Currently, we have over 1,400 customers, including a many of the most established manufacturers in the digital media, telecommunications equipment and industrial business end-markets in China such as ZTE, TCL and BYD. We work with original equipment manufacturers, or OEMs, as well as subsystem designers and contract manufacturers to provide solutions to support industry leader like Huawei. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Matsushita, Sandisk, Freescale and Atmel. Additionally, in October 2006, we became one of the first China-based companies to license software technology and have access to selected source codes directly from Microsoft.

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

Growth in end-market industries. The rapid growth of the domestic telecommunications equipment, industrial business and digital media end-markets have been important growth drivers for China’s electronics manufacturing industries. Specific markets that we expect to experience continued growth are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecommunications network market, as well as the digital media market particularly relating to digital TV and GPS applications. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for telecommunications equipment, industrial business and digital media products could materially affect our results of operations.

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled China’s domestic telecommunications equipment and digital consumer electronics manufacturers to be competitive in the global marketplace. As an example, ZTE, a major manufacturer of mobile handset and telecommunications equipment in China, as well as other telecommunications equipment and mobile handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our digital media clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2008, we began targeting the industrial business end-market by providing industrial solutions for the green energy and auto-electronics sectors. Since then the revenues generated from this market have grown from 4.5% of our 2008 revenue to 13.3% of our 2009 revenue. We anticipate that sales related to the industrial business end-markets will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to a tough market conditions, the level of consumer and information technology spending has declined and reduced the demand for our mobile handsets since the third quarter of 2008. Furthermore, our profit margins have been reduced since we strategically lowered our pricing in order to grow the business in a slowing economic environment. Our other businesses, such as industrial business and digital medial products, continue to show solid growth, driven by stable infrastructure investments in the PRC.

Net Revenue

Product sales

For our product sales segment, we do not charge our customers an independent design fee. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. Our net revenue is net of a 17% value-added tax, or VAT. Costs incurred for the design of modules are expensed as incurred and recorded as research and development expense in the Company’s consolidated states of income and comprehensive income.

Our broad and diversified customer base includes many of the major telecommunications equipment, industrial business and digital consumer electronics manufacturers in China. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in China, as well as international manufacturers who have begun to manufacture end-products in China for the domestic and international market. Our two largest customers from the telecommunications equipment industry in terms of 2009 net revenue were ZTE and Wuhan Research Institute of Post & Telecommunications, a major telecommunications equipment manufacturer in China. Our largest customers in the digital media end-market in terms of 2009 net revenue was ZTE, T&W Electronics, a major broadband terminal equipment and digital consumer electronic provider in China and Star-net, a leading provider of network and communication products in China. During 2009, ZTE, T&W Electronics, Starnet, Wuhan Research Institute of Post & Telecommunications and TCL, accounted for 21.9%, 10.4%, 3.7%, 3.5% and 2.8% of our net revenue, respectively.

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

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Sandisk (flash memory), Maxim (Integrated Circuits), Matsushita (switches) and Freescale Semiconductor (automotive solutions). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. During 2009, based on cost of sales, we purchased approximately 36.3%, 10.1%, 9.7% and 9.4% of the components sold to our customers from Broadcom, Matsushita, Sandisk and Freescale and its affiliated entities, respectively. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of December 31, 2009, we had approximately 237 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the telecommunications equipment, industrial business and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, research and development expenses were higher in 2009 than they were in 2008, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Noncontrolling Interest

Noncontrolling interest consisted of 30% of the outstanding equity interest in Long Rise. For the year ended December 31, 2009, approximately 11.6% of our total net revenue was generated through this subsidiary.

Taxation

USA

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

Hong Kong

The Company’s subsidiaries that are incorporated in Hong Kong are subject to a Hong Kong profits tax. The applicable profits tax rates are 17.5%, 16.5% and 16.5% for 2007, 2008 and 2009, respectively. As of February 27, 2008, the Hong Kong SAR Government announced a reduction on the Hong Kong Profits Tax rate from 17.5% to 16.5%. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%. In addition, Shenzhen Comtech, Comtech Communication, Comtech Software, Comloca, Epcot, Huameng PRC and Viewtran PRC (collectively the “Shenzhen Subsidiaries), being located in the Shenzhen Special Economic Zone in the PRC, were subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries agreed to operate for a minimum of 10 years in the PRC, the Shenzhen Subsidiaries were each entitled to a tax holiday of two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of the respective Shenzhen Subsidiaries.

Also prior to January 1, 2008, Shanghai E&T which is located in Shanghai Qingpu Zone, was taxed on a deemed basis at 2.31% of its turnover in accordance with the tax guidelines issued by the local tax authority in Qingpu Zone in 2007.

On March 16, 2007, the National People’s Congress passed the Corporate Income Tax law (the “CIT law”) which unified the income tax rate to 25% for all companies. The CIT law was effective as of January 1, 2008. Accordingly, the Company’s PRC subsidiaries are subject to income tax at 25% effective from January 1, 2008 unless otherwise specified.

The CIT law and its relevant regulations provide a five-year transition period from January 1, 2008 for those companies which were established before March 16, 2007 and which were entitled to preferential lower tax rates under the then effective tax laws or regulations, as well as grandfathering certain tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. For the Shenzhen Subsidiaries that were entitled to a two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, and they are entitled to continue the tax holidays until they expire. For Comloca and Huameng PRC which had not commenced their respective tax holiday as of December 31, 2007, the CIT law and its relevant regulations require the tax exemption period to begin on January 1, 2008.

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech is subject to income tax at rates of 15%, 18,%, 20%, 22%, 24% and 25% for 2007, 2008, 2009, 2010, 2011 and 2012 onwards respectively.

•	Comtech Communications is subject to income tax at rates of 7.5%, 18%, 20%, 22%, 24% and 25% for 2007, 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•	Comtech Software is subject to income tax at rates of 7.5%, 9%, 10%, 22%, 24% and 25% for 2007, 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•

Comloca and Huameng PRC had no assessable profits up to 2007 and were tax exempt for 2008 and 2009. They are subject to income tax at rates of 11%, 12%, 12.5% and 25% for 2010, 2011, 2012 and 2013 onwards, respectively.

•	Viewtran PRC and Epcot were tax exempt for 2007 and 2008 and are subject to income tax at rates of 10%, 11%, 12% and 25% for 2009, 2010, 2011 and 2012 onwards, respectively.

As a result of the incentives above, our operations have historically been subject to relatively low tax liabilities, which increase in the near future. See “Risk Factors – Our financial results benefit from tax concessions granted by the PRC government, the change to or expiration of which would materially change our results of operations.” Our effective tax rate was 10.8%, 2.2% and 8.4% in 2009, 2008 and 2007, respectively. Included in the income tax expense for the year ended December 31, 2009 was deferred income tax benefit of RMB4.5 million as a result of the amortization of intangible assets of RMB28.5 million.

Basis of Presentation

Our financial statements reflect the historical consolidated operations of Cogo Cayman. In the July 2004 share exchange with Trident, the stockholders of Cogo Cayman received in exchange for our business approximately 91.2% of the then-outstanding common stock of Trident. This share exchange transaction was accounted for as a reverse acquisition in which Cogo Cayman was deemed the accounting acquirer and Trident was deemed the legal acquirer. In connection with the share exchange, we changed our name to Comtech Group, Inc. from Trident. On May 13, 2008, we changed our name to Cogo Group, Inc.

As a result of the share exchange transaction:

•	the historical financial statements of Trident for periods prior to the date of the share exchange transaction are no longer presented;

•	the historical financial statements for periods prior to the date of the transaction are those of Cogo Cayman, as the accounting acquirer;

•	all references to the financial statements apply to the historical financial statements of Cogo Cayman prior to the transaction; and

•	the number of our shares of common stock has been restated retroactively to reflect the share exchange ratio as at the date of the share exchange transaction.

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

Business Combinations. In 2009, we acquired 100% equity interest in Mega Smart. Prior to 2009, our significant acquisitions included the acquisition of the 70% equity interest in Long Rise, the acquisition of the remaining 45% equity interest in Comtech Broadband, the acquisition of the 100% equity interest in Keen Awards which the consideration payable was contingent upon achieving certain agreed earning levels over an agreed measurement period, and the acquisition of the 100% equity interest in Viewtran.

We have adopted ASC 805, Business Combinations, in connection with the acquisition of Mega Smart in 2009, and SFAS No. 141, Business Combinations, in connection with the acquisitions prior to 2009. For our acquisitions, we allocate the cost of an acquired entity to the assets acquired and the liabilities assumed based on their estimated fair value on the date of acquisition. This process is commonly referred to as the purchase price allocation. As part of the purchase price allocation, we are required to determine the fair value of any identifiable intangible assets acquired. The determination of the fair value of the intangible assets acquired involves certain judgements and estimates. These judgements can include, but are not limited to, the cash flows that an asset is expected to generate in the future. A change in the amount allocated to identifiable intangible assets would have an offsetting effect on the amount of goodwill recognized from the acquisition and would change the amount of amortization expense recognized related to those identifiable intangible assets.

The fair values of our identifiable intangible assets were determined by us with inputs from our independent appraisers using mainly the income approach. Future cash flows are predominately based on the historical pricing and expense levels, taking into consideration the relevant market size, growth factors and expected industry growth. The resulting cash flows are then discounted at a rate approximating our weighted average cost of capital.

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

The net book values of these tangible and intangible long-lived assets at December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009		2008
	Amount	Amount	Amount
	(in millions)
Property and equipment, net	$2.1	RMB14.4	RMB18.0
Goodwill	28.8	196.9	116.6
Intangible assets, net	17.0	115.8	120.6

Total net book value	$47.9	RMB327.1	RMB255.2

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of December 31, 2009, our accounts receivable balance was RMB617.6 million ($90.5 million), net of a RMB73.3 million ($10.7 million) allowance for doubtful accounts. As our business grows, we expect our accounts receivable balance to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible accounts receivable could exceed our current or future allowances.

Share-based Compensation. We applied ASC 718, Compensation—Stock Compensation (formerly SFAS No. 123R, Share-Based Payment). ASC 718 requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award and requires compensation cost to reflect estimated forfeitures. The determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected share option exercise behaviors, risk-free interest rate and expected dividends. Furthermore, we estimate forfeitures at the time of grant and record share-based compensation expense only for those awards that are expected to vest. If actual forfeitures differ from those estimates, we revise the estimates used in subsequent periods which will affect the amount of employee share-based compensation expenses we recognize in our consolidated financial statements. ASC 718 was adopted using the modified prospective method of application. Under this method, we record share-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006 and for share-based awards granted after January 1, 2006. Compensation cost is recognized on a straight line basis over the requisite service period, which is generally the same as the vesting period. Since the adoption of ASC 718, we have only granted equity share unit and performance shares to minimize the level of estimation. Our share-based compensation expense for the years ended December 31, 2009 and 2008 was RMB59.1 million ($8.7 million) and RMB40.7 million, respectively.

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

Taxation. We provide for income taxes in accordance with the provisions of ASC 740, Income Taxes (formerly SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by ASC 740. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is irrecoverable and full valuation allowance is provided as of December 31, 2009. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, the valuation allowance against our deferred tax asset may be adjusted.

On January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, which is codified as ASC740-10-25. As a result, we apply a more likely than not recognition threshold for all tax uncertainties. ASC 740-10-25 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2009, all uncertain tax positions were considered to be more likely than not to be sustained upon examination by the relevant authorities. If, in the future, our assumptions and estimates that resulted in the determination of sustainability prove to be incorrect, a tax expense adjustment may be necessary.

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Net Revenue. Total net revenue increased RMB136.7 million ($20.0 million), or 7.0%, in 2009 when compared to 2008. The increase was mainly due to growing demand in the industrial applications end-market, but partly offset by a decrease in telecommunications equipment revenue as a result of a strategic reduction in selling price in order to maintain the sales volume and market share.

Product Sales

Details of product sales by product type for the years ended December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009		2009	2008	2008
	(in millions, except for percentages)
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
Digital media	$185.6	RMB1,267.1	60.4%	RMB1,279.7	65.3%	(1.0)%
Telecommunications equipment	76.8	523.9	25.0	563.4	28.8	(7.0)
Industrial business	40.4	275.8	13.2	88.7	4.5	210.9

Total product sales	$302.8	RMB2,066.8	98.6%	RMB1,931.8	98.6%	7.0%

Product sales for the year ended 2009 was RMB2,066.8 million ($302.8 million), or RMB135.0 million ($19.8 million), higher than the year ended 2008. Digital media related sales decreased by RMB12.6 million ($1.8 million), or 1.0%, telecommunications equipment related sales decreased by RMB39.5 million ($5.8 million), or 7.0%, and industrial business related sales increased by RMB187.1 million ($27.4 million), or 210.9%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, and increased sales volume, which resulted from an increase in customer base and an increase in our product variety for all product markets offset by lower selling prices (which attracted additional customers), particularly for mobile handset and telecommunications equipment products. The wider variety of component solutions drove an increase in sales orders from some existing customers such as ZTE and T&W. The contribution to total net revenue by digital media sales in 2009 decreased to RMB1,267.1 million ($185.6 million), or 60.4% of total net revenue, from RMB1,279.7 million, or 65.3% of total net revenue, in 2008. The contribution to total net revenue by telecommunications equipment sales in 2009 decreased to RMB 523.9 million ($76.8 million), or 25.0% of total net revenue, from RMB563.4 million, or 28.8% of total net revenue in 2008. The contribution to total net revenue by industrial business sales increased, from RMB88.7 million or 4.5% in 2008 to RMB275.8 million ($40.4 million) or 13.2% in 2009.

Services Revenue. Services revenue for the years ended December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009			2009	2008		2008
	Amount			% of Net Revenue	Amount		% of Net Revenue
	(in millions, except for percentages)
Services revenue	$4.3	RMB	29.4	1.4%	RMB	27.7	1.4%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services. The increase of RMB1.7 million ($0.2 million), or 6.1%, was mainly attributable to more sales generated from software design services in 2009, such as MS software for embedded systems, as compared to 2008.

Gross Profit. Gross profit was RMB301.3 million ($44.1 million) in 2009, a decrease of RMB15.5 million ($2.3 million), or 4.9%, when compared to RMB316.8 million in 2008. Gross margin was 14.4% in 2009, compared to 16.2% in 2008. The decrease in both gross profit and percentage is primarily attributable to reduced selling prices for mobile handset and telecommunications equipment products, partly offset by an increase in industrial business revenue, which has a higher margin than the other markets in which we operate. The comparatively higher margin in industrial business revenue was driven by the growth prospects on the small and medium-sized customers with large spending on projects like smart grid, smart meter and railways.

Selling, General, Administrative, Research & Development Expenses, provision for doubtful accounts and impairment loss of goodwill and intangible assets. Selling, general and administrative, R&D expenses and provision for doubtful accounts and were RMB228.3million ($33.4 million) in the year ended 2009, or 6.6% lower than those of the same period the prior year. The expenses for the years ended December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009			2009	2008		2008
	Amount	Amount		% of Net Revenue	Amount		% of Net Revenue
	(in millions, except for percentages)
Selling expenses	$5.2	RMB	35.4	1.7%	RMB	38.9	2.0%
General and administrative expenses	13.1		89.4	4.3		114.0	5.8
R&D expenses	9.9		67.5	3.2		51.0	2.6
Provision for doubtful accounts	5.3		36.0	1.7		6.8	0.3
Impairment loss of goodwill and intangible assets	—		—	—		33.8	1.7

Total	$33.5	RMB	228.3	10.9%	RMB	244.5	12.4%

Selling, General and Administrative Expenses. The decrease in selling expenses in 2009 of RMB3.5 million ($0.5 million), or 9.0%, was mainly attributable to the reduced expenditures on other indirect selling expenses such as travelling and promotion expenses. Stock based compensation expense was also decreased in 2009, as compared to 2008.

The decrease in general and administrative expenses of RMB24.6 million ($3.6 million), or 21.6%, was primarily attributable to foreign currency exchange gain of RMB14.4 million ($2.1 million), mainly consisting of RMB14.9 million ($2.2 million) unrealized gain resulted by the appreciation of Australian Dollars against RMB during 2009, as compared to exchange loss of RMB19.5 million for the same period of 2008, and offset by an increase in other general and administrative expenses such as staff cost and office rental due to an increase in headcount as a result of our acquisition of Long Rise in July 2008 and Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in 2009 by RMB16.5 million ($2.4 million), or 32.4%, as compared to 2008. The increase was primarily attributable to the increase in share based compensation cost of RMB19.3 million ($2.8 million) as a result of additional R&D personnel and engineers and research expenditures spent for potential new markets, such as industrial business.

Provision for Doubtful Accounts. Additional charge of doubtful account of RMB 36.0 million ($5.3 million) was made in 2009, as compared to RMB 6.8 million made in 2008. The additional charge of doubtful accounts was due to certain receivable balance being overdue in which the assessment of recoverability is remote.

Interest Expense. Interest expense increased in 2009 by RMB0.9 million ($0.1 million) or 81.8%, as compared to 2008. The increase in interest expense was attributable to an increase in the average bank borrowing balances.

Interest Income. Interest income in 2009 amounted to RMB14.5 million ($2.1 million), compared to RMB27.9 million in 2008. The decrease by RMB13.4 million ($2.0 million) was mainly attributable to a decrease in average interest rates as compared to 2008.

Income Tax. The effective tax rate for 2009 was 10.8% compared to 2.2% for 2008. The increase in effective tax rate was contributed by the transitional tax rates under the PRC CIT law of 18% in 2008 to 20% in 2009 and the expiry of tax holiday for certain Shenzhen subsidiaries.

Extraordinary Item. On August 28, 2009, the Company and the seller of Keen Awards agreed that the contingency in respect of the acquisition for Keen Awards was resolved and the Company determined that no further consideration was payable. Therefore, because the amount of contingent consideration recognized, as if it were a liability, exceeded the amount settled, the excess of RMB29.1 million ($4.3 million) was first allocated to reduce the assets acquired being the intangibles asset of RMB26.8 million ($3.9 million) net of deferred taxation in respect of intangible assets of Keen Awards of RMB4.4 million ($0.6 million) and remaining amount of RMB6.7 million ($1.0 million) was recognized as an extraordinary gain in the consolidated statements of income and comprehensive income.

Noncontrolling Interest. Noncontrolling interest consisted of 30% of the outstanding equity interest in Long Rise. For the year ended December 31, 2009, net income attributable to noncontrolling interest amounted to RMB2.9 million ($0.4 million).

Net Income and Earnings Per Share attributable to Cogo Group, Inc. As a result of the above items, net income attributable to Cogo Group, Inc. for 2009 was RMB80.2 million ($11.8 million), compared to net income attributable to Cogo Group, Inc. of RMB95.9 million in 2008. We reported basic per share earnings of RMB2.2 ($0.32) for 2009, based on 36,541,037 outstanding weighted average shares, and a diluted per share earnings of RMB2.13 ($0.32), based on 37,673,351 outstanding weighted average shares, compared to basic per share earnings of RMB2.49 for 2008, based on 38,488,861 outstanding weighted average shares, and a diluted per share earnings of RMB2.42, based on 39,585,921 outstanding weighted average shares.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net Revenue. Total net revenue increased RMB293.0 million, or 17.6%, in 2008 when compared to 2007. The increase was mainly due to an increase in product sales by approximately RMB334.0 million, but partly offset by a decrease in services revenue of RMB41.0 million.

Product Sales

Details of product sales by product type for the years ended December 31, 2008 and 2007 were as follows:

	Years ended December 31,
	2008			2007
	(in millions, except for percentages)
	Amount		% of Net Revenue	Amount		% of Net Revenue	% Change
Digital Media	RMB	1,279.7	65.3%	RMB	1,088.7	65.4%	17.5%
Telecommunications equipment		563.4	28.8		509.1	30.5	10.7
Industrial business		88.7	4.5		—	—	—

Total product sales	RMB	1,931.8	98.6%	RMB	1,597.8	95.9	20.9%

Product sales for the year ended 2008 was RMB1,931.8 million, or 20.9%, higher than the year ended 2007. Digital media related sales increased by RMB191.0 million, or 17.5%, and telecommunications equipment related sales increased by RMB54.3 million, or 10.7%. In 2008, we had a new market, industrial business, which contributed RMB88.7 million of sales for the year ended 2008. The increase in product sales was mainly attributable to increased sales volume, which resulted from an increase in customer base, an increase in our product variety for all product markets and lower selling prices (which attracted additional customers), particularly for mobile handset products in the digital media market. The wider variety of component solutions drove an increase in sales orders from some existing customers such as ZTE and T&W. The contribution to total net revenue by digital media sales was consistent from RMB1,088.7 million, or 65.4% in 2007, to RMB1,279.7 million, or 65.3% of total net revenue, in 2008. Though we had an increase in revenue for telecommunications equipment related sales, its contribution to total net revenue decreased from 30.5% in 2007 to 28.8% in 2008.

Services Revenue. Services revenue for the years ended December 31, 2008 and 2007 were as follows:

	Years ended December 31,
	2008			2007
	(in millions, except for percentages)
	Amount		% of Net Revenue	Amount		% of Net Revenue
Services revenue	RMB	27.7	1.4%	RMB	68.7	4.1%

Services revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services. The decrease of RMB41.0 million ($6.0 million), or 59.7%, was mainly attributable to our strategic focus on lower-end product markets.

Gross Profit. Gross profit was RMB316.8 million in 2008, a decrease of RMB6.1 million ($0.9 million), or 1.9% when compared to RMB322.9 million in 2007. Gross margin was 16.2% in 2008, compared to 19.4% in 2007. The decrease in both gross profit and percentage is primarily attributable to reduced selling prices for mobile handset products and a decrease in services revenue, which has a higher margin than the other markets in which we operate.

Selling, General, Administrative, Research & Development Expenses, provision for doubtful accounts and impairment loss of goodwill and intangible assets. Selling, general and administrative, R&D expenses, provision for doubtful accounts and impairment loss of goodwill and intangible assets were RMB244.5 million in the year ended 2008, or 38.4% higher than those of the same period the prior year. The expenses for the years ended December 31, 2008 and 2007 were as follows:

	Years ended December 31,
	2008			2007
	(in millions, except for percentages)
	Amount		% of Net Revenue	Amount		% of Net Revenue
Selling expenses	RMB	38.9	2.0%	RMB	37.7	2.3%
General and administrative expenses		114.0	5.8		82.8	4.9
R&D expenses		51.0	2.6		41.0	2.5
Provision for doubtful accounts		6.8	0.3		15.1	0.9
Impairment loss of goodwill and intangible assets		33.8	1.7		—	—

Total	RMB	244.5	12.4%	RMB	176.6	10.6%

Selling, General and Administrative Expenses. The increase in selling expenses in 2008 of RMB1.2 million, or 3.2%, was mainly attributable to an increase in other selling expenses such as freight charges of approximately RMB1.3 million as a result of increased sales volume.

The increase in general and administrative expenses of RMB31.2 million, or 37.7%, was primarily attributable to an increase in amortization of intangible assets of RMB15.3 million, increased foreign exchange loss of RMB11.7 million, an increase in share-based compensation cost of RMB7.0 million. The increase was offset in part by a decrease in general administrative expenses of RMB2.8 million.

R&D Expenses. R&D expenses increased in 2008 by RMB10.0 million, or 24.4%, as compared to 2007. The increase was primarily attributable to the increase in in-process research and development of RMB4.4 million and R&D personnel and engineers and additional research expenditures spent for potential new markets, such as industrial business.

Provision for Doubtful Accounts. Additional charge of doubtful accounts of RMB6.8 million was made in 2008, as compared to RMB15.1 million made in 2007. The additional charge of doubtful accounts was due to certain receivable balance being overdue in which the assessment of recoverability is remote.

Interest Expense. Interest expense decreased in 2008 by RMB1.2 million or 52.2%, as compared to 2007. The decrease in interest expense was attributable to a decrease in average interest rate and the average bank borrowing balances.

Interest Income. Interest income in 2008 amounted to RMB27.9 million, compared to RMB25.6 million in 2007. The increase by RMB2.3 million was mainly attributable to the net proceeds of approximately $83.3 million from the underwritten offering in April 2007.

Income Tax. The effective tax rate for 2008 was 2.2% compared to 8.4% for 2007. Included in the income tax expense for the year ended December 31, 2008 was a deferred income tax benefit of RMB10.8 million as a result of the amortization of intangible assets and impairment of goodwill and intangible assets of RMB28.7 million and RMB33.8 million, respectively.

Net Income; Earnings Per Share. As a result of the above items, net income for 2008 was RMB95.9 million, compared to net income of RMB152.4 million in 2007. We reported basic per share earnings of RMB2.49 for 2008, based on 38,488,861 outstanding weighted average shares, and a diluted per share earnings of RMB2.42, based on 39,585,921 outstanding weighted average shares, compared to basic per share earnings of RMB4.12 for 2007, based on 36,974,100 outstanding weighted average shares, and a diluted per share earnings of RMB3.98, based on 38,306,969 outstanding weighted average shares.

Quarterly Results of Operations

The following table presents our supplemental selected unaudited quarterly results of operations for the eight quarters prior to and including the quarter ended December 31, 2009. You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our management’s opinion, we have prepared our unaudited quarterly results of operations on substantially the same basis as our audited consolidated financial statements. Due to the evolving nature of our business and other factors affecting our business as described under “Item 1A. Risk factors”, our results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	For the three months ended,
	Dec 31, 2009	Sept 30, 2009	June 30, 2009	Mar 31, 2009	Dec 31, 2008	Sept 30, 2008	June 30, 2008	Mar. 31, 2008
	(in millions of RMB, except per share data)
Net revenue	601.3	560.0	502.6	432.3	561.8	507.8	467.9	422.0
Gross profit	87.5	80.8	71.6	61.4	80.0	70.2	84.2	82.4
Net income attributable to Cogo Group Inc.	29.3	23.0	17.3	10.6	5.1	9.4	44.4	37.0
Earnings per share
Basic	0.79	0.62	0.48	0.30	0.14	0.24	1.14	0.95
Diluted	0.77	0.61	0.46	0.29	0.14	0.24	1.11	0.93

The overall increase in our net revenue over the past two years was consistent with (1) the Group’s continued effect and strategic focus in the expansion of the industrial business end-market, and (2) a wider variety of products (due to the various acquisitions made since 2006 which brought new businesses to the Group) generating revenue.

The gradual increase in gross profit in 2009 was primarily attributable to an increase in industrial business related sales and increased sales volume for mobile handset and telecommunications equipment products as a result of reduced selling price.

The increase in our net income attributable to Cogo Group, Inc. in the later half of 2009 was primarily due to increased revenue amount and operating profit.

Recently Issued Accounting Pronouncements

Since the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

ASC 805, Business Combinations and ASC 810, Consolidation

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (codified as ASC 805, Business Combinations) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (codified as ASC 810, Consolidation). ASC 805 and ASC 810 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The amendments to ASC 805 were effective for business combinations closing after January 1, 2009. Effective January 1, 2009, the Group adopted the provisions of ASC 805 without a material impact to the consolidated financial statements. ASC 810 requires the Company to make certain changes to the presentation of financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of equity. The net income amounts the Company has previously reported are now presented as “Net income attributable to the Cogo Group, Inc.” and, as required by ASC 810, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of equity, the Company distinguishes between equity amounts attributable to Cogo Group, Inc. stockholders and the amounts attributable to the noncontrolling interests were previously classified as minority interest outside of equity.

ASC 855, Subsequent events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC 855 – Subsequent Events. ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Group has evaluated the period beginning January 1, 2010 through to March 12, 2010, the date the consolidated financial statements were issued. See Note 9 to the consolidated financial statements.

Accounting Standards Update (“ASU”) 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures

In August 2009, the FASB issued ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 is effective in the current financial period. The Company has evaluated that there are no significant impacts to the consolidated financial statements.

ASU 2009-13, Revenue Recognition (ASC 605) – Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements

In September 2009, the FASB reached a consensus on ASU 2009-13, Revenue Recognition (ASC 605) – Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has evaluated that there are no impacts that the adoption of these ASUs will have on the consolidated financial statements.

Liquidity and Capital Resources

Cash Flows and Working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three to four months. Accordingly, additional working capital, being current assets less current liabilities, is needed to fund this timing difference.

As at December 31, 2009, apart from the cash payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of December 31, 2009, we had approximately RMB667.3 million ($97.8 million) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, increased operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of December 31, 2009, we had working capital of RMB1,243.6 million ($182.2 million), including RMB667.3 million ($97.8 million) in cash, as compared with working capital of RMB1,172.3 million including RMB686.4 million in cash as of December 31, 2008.

Operating activities used cash of RMB33.5 million ($4.9 million) for the year ended December 31, 2009, compared to cash generated of RMB97.5 million for the year ended December 31, 2008. The increase in cash used in operating activities as compared to the prior year was primarily due to an increase in accounts receivables as sales increased in the fourth quarter of 2009 which have not been settled.

Operating activities provided cash of RMB97.5 million for the year ended December 31, 2008. The increase in cash generated from operating activities as compared to the prior year was primarily due to tighter inventory purchase control.

Investing activities used RMB91.6 million ($13.4 million) during 2009, mainly for payments for acquisitions of subsidiaries, net of cash acquired of RMB89.2 million ($13.1 million) and purchases of property and equipment of RMB2.4 million ($0.4 million). Investing activities used RMB117.8 million during 2008, mainly for an increase in pledged bank deposits of RMB69.0 million and payments for the acquisition of subsidiaries of RMB41.3 million. The remaining major investing activities were the purchases of fixed assets of RMB7.5 million.

Financing activities provided cash of RMB105.9 million ($15.5 million) during 2009, primarily for proceed from bank borrowings of RMB 119.5 million ($17.5 million) and proceeds from exercises of stock warrants and options of RMB 2.0 million ($0.3 million), partly offset by purchase of treasury stock of RMB15.6 million ($2.3 million). Financing activities used net cash of RMB180.6 million during 2008, primarily for purchase of treasury stock of RMB162.7 million and repayment of bank borrowings of RMB18.0 million.

Distributions by our PRC operating companies to us may be subject to governmental approval and taxation. Any transfer of funds from us to our PRC operating companies, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions. To date, none of our PRC operating companies, including Shenzhen Comtech and Shanghai E&T, have declared or paid dividends to us, and historically, we have not relied on such distributions for our liquidity needs. In addition, we have not declared dividends since the share exchange transaction. Our holding companies have no business operations and therefore the related expenses are relatively low, consisting mainly of legal, accounting and other fees and expenses associated with being a holding company or, in the case of Cogo Group, Inc., a public company. Our major operating companies, Comtech Hong Kong, Comtech Broadband and Comtech Industrial, Hong Kong incorporated companies, and Comtech Communication, Comtech Software and Viewtran, wholly owned foreign enterprises, are legally permitted to declare and pay dividends, enabling them to provide any funds necessary to meet the holding companies’ limited operating expenses, although in the case of a wholly owned foreign enterprise, such dividends would be subject to the conditions described in “Risk Factors—PRC laws and our corporate structure may restrict our ability to receive dividend payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.” We do not expect restrictions between us and our PRC operating companies to affect our liquidity and capital resources in the near future. For risks associated with the uncertainty in our receipt of the equivalent economic interest in connection with the equity interest in Shenzhen Comtech, see “Risk factors—PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.”

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

Indebtedness

On October 7, 2005, the Group entered into a $5 million U.S. dollar denominated credit facility with Standard Chartered Bank (Hong Kong) Limited, or SCB, and a $9 million U.S. dollar denominated facility with Bank of China, or BOC. In 2006, BOC increased the amount available under the facility $15 million. Both of the SCB and BOC facilities are guaranteed by Cogo Group, Inc. On October 10, 2008, the amount available under the facility in BOC was increased to $41 million. Apart from income from operations, these revolving credit facilities serve as our principal source of liquidity to fund our working capital needs.

As of December 31, 2009, the outstanding loan balance under the SCB facility was RMB31.0 million. This facility is secured by funds on deposit in an amount not less than $2 million, and bears interest from 1.5% per annum over HIBOR or U.S. prime, depending on different kinds of borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without our consent or that of any third party.

As of December 31, 2009, RMB34.0 million was outstanding under the BOC facility. This facility is secured by funds on deposit in an amount not less than $15 million, and bears interest from LIBOR plus 2.25% per annum, depending on different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The facility is repayable on demand and BOC may increase, reduce and/or cancel the facility by notice to us.

On November 18, 2009, the Group entered into a RMB65.0 million credit facility with Shenzhen Futian Branch of GuangDong Development Bank (“GDB”). The facility is valid for 12 months commencing November 18, 2009 and terminating on November 17, 2010, and loans under the Facility bear interest at the 3-month LIBOR rate, plus 150 basis points. GDB may terminate the facility if the Group does not regain its ability to perform its obligations and cannot provide guarantees acceptable to GDB within 30 days after it ceases performing it obligations. As of December 31, 2009, the outstanding loan balance under the GDB facility was RMB54.4 million.

On January 22, 2010, the Group entered into a Credit Extension Agreement with GDB which established a revolving secured trade finance term loan under which the Group may borrow up to HK150.0 million or its equivalent amount in USD for the purpose of purchasing goods. The credit extension is valid for 12 months commencing January 22, 2010, and loans under the Credit Extension Agreement bear an interest rate of 3-month LIBOR or HIBOR rate plus 1.5% per annum, depending on the drawdown currency.

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.1% to 1.5% of the balance transferred, which is recorded as interest expense. For the year ended December 31, 2009, we had received proceeds from the sales of the bills receivable amounting to RMB72.6 million ($10.6 million), compared with RMB74.6 million for the previous year.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual payment obligations for operating leases and purchase obligations as of December 31, 2009:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions of RMB)
Operating lease obligations	4.5	4.5	—	—	—
Purchase obligations	774.5	774.5	—	—	—
Payable for acquisitions	121.5	121.5	—	—	—

Total	900.5	900.5	—	—	—

Operating lease obligations consist primarily of operating lease agreements for our office facilities, including our head office and research center in Shenzhen. Our leases have remaining terms ranging from one to 12 months.

Purchase obligations consists of outstanding purchase orders for components from our suppliers. We do not have any minimum purchase obligations with these suppliers.

Payable for acquisitions consists of amounts payable by us in relation to our acquisition of the remaining 45% noncontrolling interest of Comtech Broadband Corporation Limited in 2007, 70% of Long Rise in 2008 and 100% of Mega Smart in 2009.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2009, the exchange rate of RMB to $1 was RMB6.8259.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2009 and 2008, we have cash denominated in U.S. dollars amounting to RMB149.4 million ($21.9 million) and RMB299.6 million. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB0.3 million ($0.1 million) for the year ended December 31, 2009. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB119.4 million ($17.5 million) as of December 31, 2009. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB 1.2 million ($0.2 million). The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 4.8%, 5.9%, and 5.2% in 2007, 2008 and 2009 respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Reports of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008.

3.	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

4.	Consolidated Statements of Change in Equity for the years ended December 31, 2009, 2008 and 2007.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

6.	Notes to Consolidated Financial Statements.

The Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included elsewhere in this report and is incorporated into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2009.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s annual report on internal control over financial reporting and the related report of our independent registered public accounting firm are included in this report on pages F-2 and F-3, respectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

At its Annual Meeting of shareholders held on December 22, 2009, the Company submitted the following matters to a vote of its shareholders:

1.	Election of Directors:

Name of Director	Votes For	Votes Withheld
Jeffrey Kang	30,305,338	1,081,401

Frank Zheng	29,855,875	1,530,864

Q.Y. Ma	29,365,063	2,021,676

J P Gan	29,822,386	1,564,353

George Mao	29,816,692	1,570,047
2. Approval of the Cogo Group, Inc. 2009 Stock Incentive Plan

Votes For	Votes Against	Abstentions
16,228,136	10,426,470	199,058
3. Appointment of KPMG as the independent registered public accounting firm of the Company:

Votes For	Votes Against	Abstentions
31,327,299	64,027	45,016

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 3, 2010.

Name	Age	Position
Jeffrey Kang	40	Chief Executive Officer and Chairman of the Board
Yi Yuan	49	President
Frank Zheng	43	Chief Financial Officer, Treasurer and Secretary and Director
Q.Y. Ma (1)(2)(3)	53	Director
JP Gan (1)(2)(3)	38	Director
George Mao (1)(2)(3)	48	Director

(1)	Member of Audit Committee
(2)	Member of Nominating and Governance Committee
(3)	Member of Compensation Committee

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

Board Committees

Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee, each established in 2005. Our board of directors has determined that Dr. Q.Y. Ma, Mr. JP Gan and Dr. George Mao, the members of these committees, are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act). Our board of directors has also determined that these persons have no material relationships with us—either directly or as a partner, stockholder or officer of any entity—which could be inconsistent with a finding of their independence as members of our board of directors.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2009.

Code of Ethics

On November 4, 2004, we adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our chief executive officer and chief financial officer. A copy of our Code of Business Conduct and Ethics is available on the Investor Information page of our website, http://www.cogo.com.cn/investorinfo_coe.html.

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

Elements of Compensation

Compensation consists of following elements:

Base Salary. Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry and comparable PRC-based companies listed on US exchanges for similar positions, and the other elements of the executive officer’s compensation, including share-based compensation. Our intent is to target executive base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased annually to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Based on publicly available information, we believe that the base salaries established for our executive officers are comparable to those paid by similar companies in our industry.

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

Incentive Compensation. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of share-based awards. We adopted the Cogo Group, Inc. 2006 Equity Incentive Plan, which permits the grant of shares of our incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, and performance stock awards. Our board of directors or a committee created by the board of directors will have the authority under the plan to award incentive compensation to our executive officers, employees, consultants and directors in such amounts and on such terms as the committee determines in its sole discretion.

Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. Incentive compensation is intended to compensate executive officers, employees, consultants and directors for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives are expected to vary depending on the individual executive, but are expected to relate generally to strategic factors such as expansion of our services and to financial factors such as improving our results of operations. The actual amount of incentive compensation for the prior year will be determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each year. Specific performance targets used to determine incentive compensation for each of our executive officers in 2010 have not yet been determined.

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

Compensation of Chief Executive Officer

In December 2007 the Compensation Committee met to review the salaries that seven PRC-based companies listed on US exchanges with market capitalizations ranging from under $20 million to greater than $147 billion, paid to their chief executive officer. The companies included SORL Auto Parts, Inc., Sohu.com Inc, Netease.com Inc., Huaneng Power International Inc., Guangshen Railway Co., Ltd, e-Future Information Technology Inc. and Asiainfo Holdings Inc. The Compensation Committee’s intent was to target the chief executive officer’s base salary near the median of the range of salaries for executives in a similar position and with similar responsibilities, in line with our compensation philosophy. The Compensation Committee determined that the median base salaries for persons acting as chief executive officer for the above companies were approximately $93,000.

On December 21, 2007, the Compensation Committee of our Board of Directors approved the following compensation package for its Chief Executive Officer: a base salary of $100,000 per year, which was not materially different from the median base salary of the chief executive officers listed above; the grant of 20,000 shares of the Company’s common stock for each of 2008, 2009 and 2010 (for a total of 60,000 shares) that vest each quarter; the potential grant of a bonus on a yearly basis of up to an additional (i) 40,000 shares of the Company’s common stock if the Company’s pro forma earnings per share CAGR is at or above 30% and (ii) 40,000 shares of the Company’s common stock if the pro forma earnings per share is 40% or more above the previous year’s pro forma earnings per share. The bonus shares would vest in three equal yearly installments beginning immediately after the filing of the Form 10-K for the applicable year. The Compensation Committee based the level of compensation for our Chief Executive Officer on its belief of what is typical for public companies of our size and type and the fact that the Compensation Committee was satisfied with the performance of the Chief Executive Officer. No executive officer participated in the determination of the salary for the Chief Executive Officer.

Although the Compensation Committee originally agreed to pay our Chief Executive Officer $100,000, the actual base salary paid to our Chief Executive Officer in 2009 was $74,904. The Compensation Committee did not issue our Chief Executive Officer the 40,000 shares of common stock he was eligible to receive in the event that the Company’s pro forma earnings per share CAGR was greater than 40%, as the Company did not meet that threshold.

Compensation of Other Officers

In December 2007 the Compensation Committee met to review the salaries that seven PRC-based companies listed on US exchanges with market capitalizations ranging from under $20 million to greater than $147 billion, paid to their president and chief financial officer. The companies included SORL Auto Parts, Inc., Sohu.com Inc, Netease.com Inc., Huaneng Power International Inc., Guangshen Railway Co., Ltd, e-Future Information Technology Inc. and Asiainfo Holdings Inc. The Compensation Committee’s intent was to target executive base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities, in line with our compensation philosophy. The Compensation Committee determined that the median base salaries for persons acting as President and Chief Financial Officer for the above companies was approximately $93,000 and $103,000, respectively.

On December 21, 2007, the Compensation Committee of our Board of Directors approved the following compensation package for its Chief Financial Officer: a salary of $100,000 per year; the grant of 15,000 shares of the Company’s common stock for each of 2008, 2009 and 2010 (for a total of 45,000 shares) that vest each quarter; and the potential grant of a bonus on a yearly basis of up to an additional (i) 5,000 shares of the Company’s common stock for achieving timely filing of Form 10-Ks and Form 10-Qs in each of 2008, 2009 and 2010 and (ii) 5,000 shares of the Company’s common stock if the pro forma earnings per share compared annual growth rate, or CAGR, is at or above 30% for each of 2008, 2009 and 2010.

On March 27, 2008, the Compensation Committee of our Board of Directors approved the following compensation package for its President: a salary of $100,000 per year for the three-year period commencing April 1, 2008 through and including March 31, 2011; the grant of 80,000 shares of the Company’s common stock that vests in twelve equal installments on a quarterly basis, beginning June 30, 2008; and the potential grant of a bonus on a yearly basis of up to an additional (i) 26,667 shares of the Company’s common stock if the Company’s pro forma earnings per share compound annual growth rate is at or above 30% and (ii) 26,667 shares of the Company’s common stock if the pro forma earnings per share is 40% or more above the previous year’s pro forma earnings per share.

The salaries for our Chief Financial Officer and President were negotiated with such persons prior to their becoming employed by us. The Compensation Committee based the level of compensation for such officers on its belief of what is typical for public companies of our size and type and the amounts that it believed that such persons would be willing to accept top join us. Our Chief Executive Officer participated in the determination of the salary for each of such officers. The actual base salary paid to our President and Chief Financial Officer in 2009 was $100,000 each.

Other Determinations of the Compensation Committee

The Compensation Committee did not award any cash bonus to any named executive officer in 2009, 2008 or 2007. The Compensation Committee has determined that the combination of base salary, stock awards and option awards resulted in satisfactory aggregate compensation levels for our executives and determined that additional cash compensation was not necessary to adequately reward its executives. The Compensation Committee does not establish thresholds by which executives may earn a cash bonus, and the lack of any cash bonus award being paid during these years does not indicate that any executive failed to meet any particular performance threshold.

In making its equity award determinations, the Compensation Committee agreed that Jeffrey Kang and Yi Yuan, our Chief Executive Officer and President, respectively, were crucial to the Company’s day-to-day operations, as well as to its long-term growth. The Compensation Committee agreed that, based on the Company’s results of operations and its market outlook, it was appropriate to reward Messrs. Kang and Yuan for the Company having exceeded expectations in 2009 as documented in their employment agreements. The Compensation Committee considered a pro forma earnings per share CAGR of 30% to be a benchmark achievement, and considered a pro forma earnings per share CAGR of 40% or above to be extraordinary performance. Since the Company’s pro forma earnings per share CAGR for 2009 was below 30%, the Compensation Committee did not issue our Chief Financial Officer or our President 5,000 shares and 26,667 shares of common stock that each respectively would have been eligible to receive under his employment agreement if the Company’s pro forma earnings per share CAGR for 2009 was above 30%. However, the Compensation Committee determined that it was appropriate to award Mr. Zheng the 5,000 shares of the Company’s common stock which he was entitled to receive under his employment agreement for, among other things, timely filing the Company’s Annual Report on Form 10-K, his successful oversight of the Company’s financial activities and internal controls over financial reporting, and exceeding managements expectations for his dedication to the Company and his management efforts.

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

The Compensation Committee of

the Board of Directors consists of the following members:

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

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jeffrey Kang, Chairman and Chief Executive Officer	2009 2008 2007	74,904 74,940 30,776	— — —	320,600 320,600 —	— — 269,800	— — —	2,251 2,119 1,539	(1)(2) (1)(2) (2)	397,755 397,659 302,115

Yi Yuan, President	2009 2008	100,000 100,000	—	289,333 217,000	—	—	1,548 1,548	(3) (3)	390,881 318,548

Frank Zheng, Chief Financial Officer	2009 2008	100,000 100,000	—	307,242 387,392	—	—	1,548 1,548	(4) (4)	408,790 488,940

(1)	Mr. Kang is entitled to retirement benefits under a PRC government-managed retirement plan. Expenses related to Mr. Kang’s participation in the PRC government managed retirement plan amounted to approximately RMB4,800 ($703) for the year ended December 31, 2009 and RMB3,893 ($571) for the year ended December 31, 2008.
(2)	Mr. Kang is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Kang’s participation in the mandatory provident fund scheme amounted to approximately HKD 12,000 ($1,548) for the years ended December 31, 2009 and December 31, 2008 and HKD12,000 ($1,539) for the year ended December 31, 2007.
(3)	Mr. Yuan is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Yuan’s participation in the mandatory provident fund scheme amounted to approximately HKD 12,000 ($1,548) for the years ended December 31, 2009 and December 31, 2008.
(4)	Mr. Zheng is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Zheng’s participation in the mandatory provident fund scheme amounted to approximately HKD 12,000 ($1,548) for the years ended December 31, 2009 and December 31, 2008.

Director Compensation

The following table summarizes compensation that our directors earned during 2009 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Kang	—	—		—	—	—	—	—
Frank Zheng	—	—		—	—	—	—	—
Q.Y. Ma	25,000	18,920	(1)	—	—	—	—	43,920
JP Gan	45,000	34,062	(2)	—	—	—	—	79,062
George Mao	25,000	18,920	(1)	—	—	—	—	43,920

(1)	Consists of 3,440 shares of restricted stock.
(2)	Consists of 6,193 shares of restricted stock.

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

On December 17, 2009, the Compensation Committee of our Board of Director approved the following compensation for members of our Board of Directors in 2010: Mr. Gan will receive $48,000 in cash and Dr. Ma and Dr. Mao each will receive $28,000 in cash. No options were granted to our non-employee directors in 2009.

Grants of Plan Based Awards

No plan based awards were made to our named executive officers under any plan in 2009.

2004 Stock Incentive Plan

On August 3, 2004, the Company’s board of directors adopted the 2004 Stock Incentive Plan (the 2004 Plan), under which 2,500,000 shares of common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights (SAR’s), restricted stock awards and performance shares. The purpose of the 2004 Plan is to provide additional incentive to employees, directors, advisors and consultants by facilitating their acquisition of common stock. The 2004 Plan provides for a term of ten years from the date of its adoption by the board of directors (unless the 2004 Plan is earlier terminated), after which no awards may be made. Options granted under the 2004 Plan are either incentive stock options (i.e., options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the U.S. Internal Revenue Code (IRC) and that do not result in tax deductions to us unless participants fail to comply with that Section) or options that do not so qualify.

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

As of December 31, 2009, options to purchase an aggregate of 2,235,832 shares had been granted under the 2004 Plan, and options to purchase an aggregate of 115,000 shares had been granted under the Directors’ Plan.

2006 Equity Incentive Plan

On November 24, 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (the 2006 Plan), under which 4,800,000 shares of common stock are reserved for issuance. The purpose of the 2006 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2006 Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards and restricted stock awards to officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2006 Plan. The number of shares of Common Stock for which awards may be granted to a participant under the 2006 Plan in any calendar year cannot exceed 2,400,000.

The 2006 Plan is administered by the compensation committee of the board of directors, which has complete discretion, subject to the express limits of the 2006 Plan, to determine the employees and independent contractors to be granted an award, the type of award to be granted, the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each SAR, the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the stock, and the required withholding. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would materially and adversely affect the participant. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2006 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2006 Plan with terms or conditions that would cause the grant, vesting or exercise to be considered nonqualified “deferred compensation” subject to Code Section 409A.

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

As of December 31, 2009, restricted stock awards of an aggregate of 4,086,971 shares had been granted under the 2006 Plan.

The Cogo Group, Inc. 2009 Omnibus Securities and Incentive Plan

The Company’s Board of Directors adopted the Group, Inc. 2009 Omnibus Securities and Incentive Plan (the “2009 Plan”) on November 9, 2009.

Administration. The 2009 Plan is administered by the compensation committee of the board of directors, which consists of three members of the board of directors, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the compensation committee has complete discretion, subject to the express limits of the 2009 Plan, to determine the directors, employees and independent contractors to be granted an award, the type of award to be granted, the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each SAR, the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the stock, and the required withholding. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would materially and adversely affect the participant. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2009 Plan. Notwithstanding the foregoing, the Committee does not have any authority to grant or modify an award under the 2009 Plan with terms or conditions that would cause the grant, vesting or exercise to be considered nonqualified “deferred compensation” subject to Section 409A of the Code.

Grant of Awards; Shares Available for Awards. The 2009 Plan provides for the grant of options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards and unrestricted stock awards in an amount equal to 6,000,000 shares of common stock, to directors, officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2009 Plan. The number of shares of Common Stock for which awards may be granted to a participant under the 2009 Plan in any calendar year cannot exceed 2,400,000.

Currently, there are 58 employees and directors who would be entitled to receive stock options and/or restricted shares under the 2009 Plan. Future new hires and additional consultants would be eligible to participate in the 2009 Plan as well. The number of stock options and/or restricted shares to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or restricted shares is dependent upon various factors such as hiring requirements and job performance.

Stock Options. Options granted under the 2009 Plan may be either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Options may be granted on such terms and conditions as the Committee may determine; provided, however, that the exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and the term of the option my not exceed 10 years (110% of such value and 5 years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of Common Stock covered by ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, options granted under the 2009 Plan. A SAR granted in tandem with an option (i) is exercisable only at such times, and to the extent, that the related option is exercisable in accordance with the procedure for exercise of the related option; (ii) terminates upon termination or exercise of the related option (likewise, the option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related option; and (iv) if the related option is an ISO, may be exercised only when the value of the stock subject to the option exceeds the exercise price of the option. A SAR that is not granted in tandem with an option is exercisable at such times as the Committee may specify.

Performance Shares or Performance Unit Awards. Performance share or performance unit awards entitle the participant to receive cash or shares of stock upon attaining specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values.

Distribution Equivalent Right Awards. A distribution equivalent right award under the 2009 Plan entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of the Company’s common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded under the 2009 Plan as a component of another award, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award.

Restricted Stock Awards or Restricted Stock Unit Award. A restricted stock award is a grant or sale of stock to the participant, subject to the Company’s right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if purchased at no cost) in the event that conditions specified by the Committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to the Company. A restricted stock unit entitles the holder to receive a cash payment equal to the fair market value of a share of Common Stock, or one (1) share of Common Stock for each restricted stock unit subject to such restricted stock unit award, if the holder satisfies the applicable vesting requirement.

Unrestricted Stock Awards. An unrestricted stock award under the 2009 Plan is a grant or sale of the Company’s common stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Change-in-Control Provisions. In connection with the grant of an award, the compensation committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the 2009 Plan, and amend, suspend or terminate the 2009 Plan, but no amendment will be made that adversely affects in a material manner any rights of the holder of any award without the holder’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the 2009 Plan so that remuneration attributable to stock options and other awards will not be subject to a deduction limitation contained in Section 162(m) of the Code.

Certain Federal Income Tax Consequences of the 2009 Plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2009.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable	—	—	—	—		—	—	—
Jeffrey Kang	450,043	—	—	3.74	November 11, 2014	20,000	(1)	147,400	—	—
Yi Yuan	—	—	—	—	—	33,333	(2)	245,664	—	—
Frank Zheng	—	—	—	—	—	15,000	(3)	110,550	—	—

(1)	5,000 shares each quarter on March 31, June 30, September 30 and December 31 in 2010.
(2)	6,667 shares vest each quarter on June 30 and December 31, 2010 and March 31, 2011; 6,666 shares vest on March 31 and September 30, 2010.
(3)	3,750 shares vest each quarter on March 31, June 30, September 30 and December 31 in 2010.
(4)	The market value of the shares that have not vested has been calculated by multiplying the number of shares times $7.37, which represents the last reported sale price of our common stock on the Nasdaq Global Market on December 31, 2009, which is the last day of the most recent fiscal year.

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2009 and shares of restricted stock that vested in 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(4)
Jeffrey Kang	—	—	20,000	(1)	130,700
Yi Yuan	—	—	26,667	(2)	174,269
Frank Zheng	—	—	15,000	(3)	98,025

(1)	5,000 shares vested each quarter on March 31, June 30, September 30 and December 31.
(2)	6,666 shares vested on June 30 and 6,667 vested on March 31, September 30 and December 31.
(3)	3,750 shares vested each quarter on March 31, June 30, September 30 and December 31.
(4)	The market value of the shares realized on vesting has been calculated by adding the number of shares vested in each quarter times the last reported sale price of our common stock on the Nasdaq Global Market on March 31, June 30, September 30 and December 31, which are $6.68, $5.97, $6.12 and $7.37, respectively.

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

The following table sets forth, as of March 3, 2010, certain information as to the stock ownership of (1) each person known by us to own beneficially more than five percent of our common stock, (2) each of our directors, (3) each of our executive officers, and (4) our executive officers and directors as a group. The business address of each shareholder is c/o Cogo Group, Inc. Company, Suite 1001, Tower C, Skyworth Building, High-Tech Industrial Park, Nanshan, Shenzhen 518057, People’s Republic of China.

	Number of Shares Beneficially Owned (1)		Percentage Ownership
Name of Beneficial Owner
Jeffrey Kang	10,221,567	(2)(3)	28.30%
Yi Yuan	53,333		*
Frank Zheng	53,801		*
Q.Y. Ma	11,301	(4)	*
JP Gan	9,000		*
George Mao	5,000		*
All executive officers and directors as a group (6 persons)	10,354,002		28.67%

Principal Stockholders
Nan Ji	9,711,524	(3)(5)	26.89%
Comtech Global Investment Ltd.	9,711,524	(3)(5)	26.89%
Yi Kang	2,290,028	(6)	6.34%
Ren Investment International Ltd.	2,290,028	(6)	6.34%
AXA Assurances	2,080,591	(7)	5.76%

*	Represents beneficial ownership of less than one percent of our outstanding shares.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 3, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 36,117,867 shares of common stock outstanding as of March 3, 2010.
(2)	Includes (a) 450,043 shares issuable upon exercise of currently exercisable stock options, (b) 60,000 shares and (c) 9,711,524 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Jeffrey Kang and his wife, Ms. Nan Ji, share voting and investment power.

(3)	Mr. Jeffrey Kang owns a 29% interest and Ms. Nan Ji a 71% interest in Comtech Global Investment Ltd. The directors of Comtech Global Investment Ltd. are Mr. Jeffrey Kang and Mr. Yi Kang.
(4)	Includes (a) 5,000 shares issuable upon exercise of currently exercisable stock options and (b) 6,301 shares owned by Dr. Ma.
(5)	Represents 9,711,524 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Jeffrey Kang and his wife, Ms. Nan Ji, share voting and investment power.
(6)	Includes 2,290,028 shares beneficially owned by Ren Investment International Ltd., over which Mr. Yi Kang, as sole director, has sole voting and investment power. Mr. Yi Kang, the brother of Jeffery Kang, does not have an economic interest in any shares of Ren Investment International Ltd.
(7)	Based on the Schedule 13G filed jointly by AXA Assurances I.A.R.D. Mutuelle and AXA Financial, Inc., on February 12, 2010. The business address of AXA is 1290 Avenue of the Americas, New York, NY 10104.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other Related Party Transactions

At the time of its incorporation, foreign shareholding in a trading business such as Shenzhen Comtech could not exceed 65%. With subsequent PRC deregulation, foreign ownership of such a trading business can now reach 100%, and approval of foreign ownership of companies in the PRC engaged in commodity trading businesses—which includes agency trade, wholesale, retail and franchise operations is now delegated to local government agencies of the PRC Ministry of Commerce. In order to exercise control over Shenzhen Comtech (a PRC operating company legally permitted to engage in a commodity trading business), without direct shareholding by us (a U.S.-listed company and therefore a foreign-invested entity), Honghui Li, our vice president, and Huimo Chen, the mother of our principal shareholder and chief executive officer, Jeffrey Kang, hold 99% and 1%, respectively, of the equity interests of Shenzhen Comtech, and through contractual agreements with us hold such equity interests exclusively for the benefit of our 100% directly owned subsidiary, Comtech China. Shenzhen Comtech, in turn owns a 60% equity interest in another of our PRC operating companies, Shanghai E&T, with the other 40% being held by Comtech China through trust agreements. Under the trust agreements, Shenzhen Comtech owns a 35% equity interest in Shanghai E&T for the benefit of Comtech China and Honghui Li owns a 5% equity interest in Shanghai E&T for the benefit of Comtech China. While we do not have any equity interest in Shenzhen Comtech, through these contractual agreements, we enjoy voting control and are entitled to the economic interests associated with their equity interest in Shenzhen Comtech. For additional details regarding these contractual agreements, see “Risk Factors—Risks Related to our Business—We depend upon contractual agreements with the two shareholders of Shenzhen Comtech in conducting our business through Shenzhen Comtech and Shanghai E&T and receiving payments, which may not be as effective in providing operational control as direct ownership and may be difficult to enforce. Further, if the PRC government finds these contractual agreements violate or conflict with PRC governmental regulations, our business would be materially adversely affected.”

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

The following table presents the aggregate fees for professional services and other services rendered by our principal accountant to us in 2009 and 2008.

	2009	2008
	(in millions)
Audit fees (1)	4.2	4.2
Audit related fees	0.8	0.6
Tax fees	—	—
All other fees	—	—

Total	RMB5.0	RMB4.8

(1)	Audit fees consist of fees billed for the professional services rendered for the audit of our consolidated financial statements for each of these fiscal years and the review of the interim financial statements for the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

We are required to obtain pre-approval by our audit committee for all audit and permitted non-audit services performed by our independent auditors. In accordance with this requirement, during fiscal 2009, 100% of all audit, audit-related, tax and other services performed by KPMG were approved in advance by the audit committee. Any pre-approved decisions are presented to the full audit committee at the next scheduled meeting. KPMG was our principal auditor and no work was performed by persons outside of this firm.

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

Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Descriptions
3.1	Amended Articles of Restatement of the Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.)

3.1(a)	Amendments to Articles of Incorporation. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2008.)

3.3	Articles of Merger. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2008.)

4.1	Specimen Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

4.2	Shareholders Agreement, dated July 23, 2004. (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission on July 22, 2004.)

10.1	Comtech Group, Inc. 2004 Incentive Stock Option Plan. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2007.)

10.2	Revolving Credit Agreement with Bank of Communications Hong Kong branch, dated September 14, 2004. (Incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

10.3	Share Exchange Agreement between Trident Rowan Group Inc., Comtech Group Inc., and certain other parties, dated May 25, 2004. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 28, 2005.)

Descriptions
10.4	Equity Joint Venture Agreement between Comtech Group, Inc. and Broadwell Group Ltd. dated January 17, 2005. (Incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the Securities and Exchange Commission on January 21, 2005.)

10.5	Trident 1995 Director’s Plan. (Incorporated by reference to Exhibit 10.1 of Form 10-K filed with the Securities and Exchange Commission on May 24, 1996.)

10.6	Agreement between Comtech Group, Inc. and United Information Technology Co. Ltd., dated May 12, 2005. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 17, 2005.)

10.7	Agreement between Comtech Cayman and Century Teltone Technology Co. Ltd., dated November 9, 2005. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on November 17, 2005.)

10.8	Share Acquisition Agreement, dated August 6, 2006, between Comtech (China) Holding Ltd. and Duckworth Investments, Ltd. (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)

10.9	2006 Equity Incentive Plan. (Incorporated by reference to Exhibit A to our Schedule A filed with the Securities and Exchange Commission on December 1, 2006.)

10.10	Deed Concerning Shares of Shanghai E & T System Company Limited, dated December 12, 2006, among Honghui Li and Comtech (China) Holding Ltd. (Incorporated by reference to Exhibit 10.13 to our Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.11	Deed Concerning Shares of Shenzhen Comtech International Ltd, dated December 12, 2006, among Jeffrey (Jingwei) Kang, Honghui Li and Comtech (China) Holding Ltd. (Incorporated by reference to Exhibit 10.14 to our Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.12	2009 Securities and Incentive Plan (Incorporated by reference to Exhibit A of our Schedule 14A filed with the Commission on November 24, 2009).

10.13	Form of Comprehensive Credit Facility Agreement by and between Shenzhen Futian Branch of GuangDong Development Bank and Comtech Communication Technology (Shenzhen) Company Limited (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 20, 2009)

10.14	Form of Maximum Guarantee Contract by and between Shenzhen Futian Branch of GuangDong Development Bank and Shenzhen Comtech International Limited (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 20, 2009)

10.15	Form of Maximum Guarantee Contract by and between Shenzhen Futian Branch of GuangDong Development Bank and Comtech International (Hong Kong) Limited (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 20, 2009)

Descriptions
10.16	Form of Maximum Guarantee Contract by and between Shenzhen Futian Branch of GuangDong Development Bank and Keen Awards Limited (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 20, 2009)

10.17	Credit Extension Agreement by and between GuangDong Development Bank and Comtech International (Hong Kong) Limited, dated January 22, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 28, 2010)

10.18	Maximum Pledge Contract by and between Shenzhen Futian Branch of GuangDong Development Bank and Comtech Software Technology (Shenzhen) Company Limited, dated January 22, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 28, 2010)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to our Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

21.1	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to our Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

23.1†	Consent of KPMG, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGO GROUP, INC.

Dated: March 12, 2010	By:	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer

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

Dated: March 12, 2010	By:	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 12, 2010	By:	/s/ Frank Zheng
	Name:	Frank Zheng
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated March 12, 2010	By:	/s/ Allen Wu
	Name:	Allen Wu
	Title:	Financial Controller and Chief Accounting Officer (Principal Accounting Officer)

Dated March 12, 2010	By:	/s/ Q.Y. Ma
	Name:	Q.Y. Ma
	Title:	Director

Dated March 12, 2010	By:	/s/ JP Gan
	Name:	JP Gan
	Title:	Director

Dated March 12, 2010	By:	/s/ George Mao
	Name:	George Mao
	Title:	Director

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

Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of Cogo’s internal control over financial reporting as of December 31, 2009. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cogo Group, Inc.:

We have audited Cogo Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cogo Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cogo Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Cogo Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogo Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China

March 12, 2010

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders

Cogo Group, Inc.:

We have audited the accompanying consolidated balance sheets of Cogo Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of Cogo Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cogo Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended December 31, 2009 have been translated into United States dollars solely for the convenience of the reader. We have audited the translation and, in our opinion, such consolidated financial statements expressed in Renminbi have been translated into United States dollars on the basis set forth in Note 2(c) to the consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, Cogo Group, Inc. changed its method of accounting for business combinations and noncontrolling interest in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogo Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of Cogo Group, Inc.’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China

March 12, 2010

COGO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

		December 31,
	Note	2009	2009	2008
		USD	RMB	RMB
ASSETS
Current assets:
Cash		97,764	667,320	686,379
Pledged bank deposits	9	17,000	116,040	115,983
Accounts receivable, net	3	90,481	617,613	497,992
Bills receivable	4	2,577	17,592	13,555
Inventories	5	21,408	146,132	95,855
Income taxes receivable		185	1,263	—
Prepaid expenses and other receivables		4,114	28,083	20,211

Total current assets		233,529	1,594,043	1,429,975

Property and equipment, net	6	2,110	14,406	17,993
Intangible assets, net	7 & 8	16,965	115,804	120,602
Goodwill	7 & 8	28,840	196,858	116,632
Other assets		61	416	1,608

TOTAL ASSETS		281,505	1,921,527	1,686,810

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable		11,887	81,140	107,512
Bank borrowings	9	17,492	119,402	—
Income taxes payable		1,736	11,847	8,225
Accrued expenses and other liabilities	11	20,218	138,008	141,925

Total current liabilities		51,333	350,397	257,662
Deferred tax liabilities	10	2,799	19,108	19,693

Total liabilities		54,132	369,505	277,355
Equity:
Common stock
Par value: USD0.01
Authorized: 200,000,000 shares
Issued: 40,079,336 shares
Outstanding: 35,770,025 shares in 2009
35,231,661 shares in 2008		477	3,258	3,196
Additional paid in capital		178,957	1,221,538	1,146,840
Retained earnings		88,554	604,464	524,240
Accumulated other comprehensive loss		(15,732)	(107,384)	(107,645)

		252,256	1,721,876	1,566,631
Less cost of common stock in treasury, 4,309,311 shares in 2009 and 3,944,411 shares in 2008		(26,122)	(178,309)	(162,687)

Total Cogo Group, Inc. equity		226,134	1,543,567	1,403,944
Noncontrolling interest		1,239	8,455	5,511

Total equity		227,373	1,552,022	1,409,455

Commitments and contingencies	16

TOTAL LIABILITIES AND EQUITY		281,505	1,921,527	1,686,810

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share data)

		Year ended December 31,
	Note	2009	2009	2008	2007
		USD	RMB	RMB	RMB
Net revenue
Product sales	14	302,790	2,066,815	1,931,845	1,597,818
Services revenue	14	4,307	29,401	27,695	68,690

		307,097	2,096,216	1,959,540	1,666,508
Cost of sales
Cost of goods sold		(259,477)	(1,771,166)	(1,624,101)	(1,297,225)
Cost of services		(3,475)	(23,716)	(18,664)	(46,368)

		(262,952)	(1,794,882)	(1,642,765)	(1,343,593)

Gross profit		44,145	301,334	316,775	322,915
Selling, general and administrative expenses		(18,290)	(124,842)	(152,898)	(120,580)
Research and development expenses		(9,889)	(67,504)	(50,947)	(40,973)
Provision for doubtful accounts	3	(5,272)	(35,992)	(6,847)	(15,051)
Impairment loss of goodwill and intangible assets		—	—	(33,759)	—
Other operating income, net		17	116	214	170

Income from operations		10,711	73,112	72,538	146,481
Interest expense		(288)	(1,963)	(1,056)	(2,335)
Interest income		2,123	14,490	27,895	25,637

Earnings before income taxes and extraordinary item		12,546	85,639	99,377	169,783
Income tax expense	10	(1,349)	(9,207)	(2,215)	(14,275)

Income before extraordinary item		11,197	76,432	97,162	155,508
Extraordinary item, net of nil tax	7	987	6,737	—	—

Net income		12,184	83,169	97,162	155,508
Less net income attributable to noncontrolling interest.		(431)	(2,945)	(1,255)	(3,065)

Net income attributable to Cogo Group, Inc.		11,753	80,224	95,907	152,443

Earnings per share attributable to Cogo Group, Inc.
Income before extraordinary item		0.29	2.01	2.49	4.12
Extraordinary item		0.03	0.19	—	—

- Basic	13	0.32	2.20	2.49	4.12
Income before extraordinary item		0.29	1.95	2.42	3.98
Extraordinary item		0.03	0.18	—	—

- Diluted	13	0.32	2.13	2.42	3.98
Weighted average number of common shares outstanding
- Basic	13		36,541,037	38,488,861	36,974,100
- Diluted	13		37,673,351	39,585,921	38,306,969
Amounts attributable to Cogo Group, Inc.
Income before extraordinary item		10,766	73,487	95,907	152,443
Extraordinary item		987	6,737	—	—

Net income attributable to Cogo Group, Inc.		11,753	80,224	95,907	152,443

Comprehensive income:
Net income		12,184	83,169	97,162	155,508
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments		38	260	(44,570)	(45,766)

Comprehensive income		12,222	83,429	52,592	109,742
Less: comprehensive income, net of tax attributable to noncontrolling interest		(431)	(2,944)	(1,256)	(2,955)

Comprehensive income attributable to Cogo Group, Inc.		11,791	80,485	51,336	106,787

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Cogo Group, Inc. Stockholders
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock	Non-controlling interest	Total equity
	Number of shares	RMB	RMB	RMB	RMB	RMB	RMB	RMB
Balance as of January 1, 2007	32,971,901	2,725	402,721	275,890	(17,418)		1,646	665,564
Net income	—	—	—	152,443	—	—	3,065	155,508
Foreign currency translation adjustments	—	—	—	—	(45,656)	—	(110)	(45,766)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(4,601)	(4,601)
Issuance of common stock pursuant to share-based compensation plan	464,266	35	3,245	—	—	—	—	3,280
Issuance of share in connection with public offering, net of issuance costs of RMB7,709	5,060,000	390	641,478	—	—	—	—	641,868
Share-based compensation	—	—	38,015	—	—	—	—	38,015

Balance as of December 31, 2007	38,496,167	3,150	1,085,459	428,333	(63,074)	—	—	1,453,868
Net income	—	—	—	95,907	—	—	1,255	97,162
Foreign currency translation adjustments	—	—	—	—	(44,571)	—	1	(44,570)
Acquisition of Long Rise (note 7)	—	—	—	—	—	—	4,255	4,255
Issuance of common stock pursuant to share-based compensation plan	502,602	34	(34)	—	—	—	—	—
Share-based compensation	—	—	40,722	—	—	—	—	40,722
Issuance of common stock in connection with consideration paid for the acquisition of Comtech Broadband	177,303	12	20,693	—	—	—	—	20,705
Purchase of treasury stock	(3,944,411)	—	—	—	—	(162,687)	—	(162,687)

Balance as of December 31, 2008	35,231,661	3,196	1,146,840	524,240	(107,645)	(162,687)	5,511	1,409,455
Net income				80,224	__	__	2,945	83,169
Foreign currency translation adjustments	__	__	__	__	261	__	(1)	260
Issuance of common stock pursuant to share-based compensation plan	785,059	53	1,996	__	__	__		2,049
Share-based compensation	__	__	59,045	__	__	__	__	59,045
Issuance of common stock in connection with consideration paid for the acquisition of Comtech Broadband	118,205	9	13,657	__	__	__		13,666
Purchase of treasury stock	(364,900)	—	—	—	—	(15,622)	—	(15,622)

Balance as of December 31, 2009	35,770,025	3,258	1,221,538	604,464	(107,384)	(178,309)	8,455	1,552,022
Balance as of December 31, 2009 (in USD)		477	178,957	88,554	(15,732)	(26,122)	1,239	227,373

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2009	2009	2008	2007
	USD	RMB	RMB	RMB
Cash flows from operating activities:
Net income	12,184	83,169	97,162	155,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	854	5,826	8,765	5,110
Amortization of intangible assets	4,178	28,521	28,719	13,405
Impairment loss of goodwill and intangible assets	—	—	33,759	—
In-process research and development	—	—	4,390	—
Deferred income taxes	(659)	(4,500)	(10,841)	(440)
Loss on disposal of property and equipment	26	175	50	87
Extraordinary item (note 7)	(987)	(6,737)	—	—
Provision for doubtful accounts	5,273	35,992	6,847	15,051
Share-based compensation	8,650	59,045	40,722	38,015
Changes in current assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(22,790)	(155,560)	(92,852)	(171,348)
Bills receivable	(591)	(4,037)	21,745	(3,503)
Inventories	(7,370)	(50,309)	40,748	(59,104)
Prepaid expenses and other receivables	(976)	(6,665)	(3,958)	(5,999)
Income taxes receivable	(185)	(1,265)	—	—
Accounts payable	(3,865)	(26,382)	(60,698)	65,670
Amount due to a related party	—	—	(1,338)	—
Income taxes payable	530	3,620	(156)	(2,603)
Accrued expenses and other liabilities	820	5,597	(15,602)	(3,434)

Net cash provided by (used in) operating activities	(4,908)	(33,510)	97,462	46,415
Cash flows from investing activities:
Decrease (increase) in pledged bank deposits	—	—	(68,963)	203
Payments for acquisitions of subsidiaries, net of cash acquired	(13,070)	(89,215)	(41,333)	(82,837)
Purchases of property and equipment	(356)	(2,429)	(7,551)	(9,034)

Net cash used in investing activities	(13,426)	(91,644)	(117,847)	(91,668)
Cash flow from financing activities:
Purchase of treasury stock	(2,289)	(15,622)	(162,687)	—
Proceeds from bank borrowings	17,505	119,486	—	—
Repayment of bank borrowings	—	—	(17,962)	(20,039)
Proceeds from issuance of common stock, net	—	—	—	641,868
Proceeds from exercises of stock warrants and options	300	2,049	—	3,280

Net cash provided by (used in) financing activities	15,516	105,913	(180,649)	625,109

Effect of exchange rate changes on cash	27	182	(32,237)	(35,353)

Net increase (decrease) in cash	(2,791)	(19,059)	(233,271)	544,503
Cash at beginning of the year	100,555	686,379	919,650	375,147

Cash at end of the year	97,764	667,320	686,379	919,650

Supplementary cash flow information:
Interest paid	288	1,963	1,056	2,335

Income taxes paid	1,663	11,349	11,680	17,028

Non-cash investing activities:
Shares issued for Comtech Broadband acquisition consideration payable, included in other liabilities	2,002	13,666	20,468	—
Acquisition of Mega Smart included in accrued expenses and other liabilities (note 7)	17,934	122,415	—	—
Acquisition of Long Rise included in accrued expenses and other liabilities (note 7)	—	—	60,921	—
Reduction of intangible assets upon reversal of contingent consideration payable in respect of Keen Awards (note 7)	3,927	26,803	—	—

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

As of December 31, 2009, the subsidiaries which principally affect the results of operations and financial condition of the Company are as follows:

Name of company	Place of incorporation or establishment	Attributable equity interest held	Principal activity
Comloca Technology (Shenzhen) Company Limited (“Comloca”)	PRC	100%	Location-based search business

Comtech Broadband Corporation Limited (“Comtech Broadband”)	Hong Kong	100%	Sales of electronics components and related products

Comtech Communication Technology (Shenzhen) Company Limited (“Comtech Communication”)	PRC	100%	Sales of electronics components and related products

Comtech International (Hong Kong) Limited (“Comtech Hong Kong”)	Hong Kong	100%	Sales of electronics components and related products

Comtech Software Technology (Shenzhen) Company Limited (“Comtech Software”)	PRC	100%	Sales of electronics components and related products and research and development of software products

Epcot Multimedia Technology (SZ) Co. Ltd. (“Epcot”)	PRC	100%	Provision of media communication and collaboration platforms and solutions

Keen Awards Limited (“Keen Awards”)	Hong Kong	100%	Sales of technology components and provision of design and engineering services for integrated display technology solutions

Shenzhen Comtech International Limited (“Shenzhen Comtech”)	PRC	100%	Sales of electronics components and related products (note a)

Shanghai E&T System Company Limited (“Shanghai E & T”)	PRC	100%	Sales of electronics components and related products (note a)

Shenzhen Huameng Software Company Limited (“Huameng PRC”)	PRC	100%	Provision of technology and engineering services, outsourcing, network system integration and related training and maintenance services

Viewtran Technology (Shenzhen) Co., Limited (“Viewtran PRC”)	PRC	100%	Provision of media communication and collaboration platforms and solutions

Rise Year Limited (“Rise Year”)	Hong Kong	70%	Provision of code division multiple access (“CDMA”) mobile handset design solutions

Comtech Industrial (Hong Kong) Limited (“Comtech Industrial”)	Hong Kong	100%	Sale of industrial applications

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note a	The Company exercises its control over Shenzhen Comtech, which in turn, has 95% equity interest in Shanghai E&T, through legal arrangements between Comtech (China) Holding Limited (“Comtech China”), a wholly-owned subsidiary of the Company, and Shenzhen Comtech’s legal shareholders (“Legal Shareholders”), Jeffrey Kang, CEO of the Group, Huimo Chen, the mother of Jeffrey Kang, and Honghui Li, the Vice President of the Group. In 2006, Jeffrey Kang executed an agreement to transfer his 99% equity interest in Shenzhen Comtech to Honghui Li. The Legal Shareholders agreed to hold the equity interest in Shenzhen Comtech on behalf of Comtech China, and waived their full rights and risks of ownership of the equity interests in favor of Comtech China.
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

(c)	Foreign Currency Transactions and Translation

The Group’s reporting currency is the Renminbi (“RMB”). The functional currency of the Company is the U.S. dollar (“USD”), whereas the functional currency of the Company’s subsidiaries in the PRC and Hong Kong is the RMB and Hong Kong dollar, respectively. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at each balance sheet date. The net foreign currency exchange gain/(loss) amounted to RMB14,381 (USD2,107), RMB(19,510) and RMB(7,780) for the years ended December 31, 2009, 2008 and 2007, respectively, are included in ‘Selling, general and administrative expenses’ in the consolidated statements of income and comprehensive income.

Gains and losses resulting from translation of the financial statements of the Company and the Company’s subsidiaries in Hong Kong into the RMB reporting currency are recorded as a separate component of accumulated other comprehensive loss within equity.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

For the convenience of the readers, the December 31, 2009 RMB amounts, included in the accompanying consolidated financial statements have been translated into USD at the rate of USD1.00 = RMB6.8259, representing the rate quoted by the People’s Bank of China at the close of business on December 31, 2009. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any particular rate or at all.

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

Property and Equipment and Intangible Assets

Property and equipment is stated at cost less depreciation and if applicable, impairment. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Property	20 years
Furniture and office equipment	1 to 5 year(s)
Machinery	5 years
Motor vehicles	5 years
Intangible assets that are subject to amortization are amortized over their respective estimated useful lives as follows:
Customer relationships	5 to 10 years
Supplier relationships	11.5 years
Proprietary technology	3 to 6.5 years
Proprietary designs	3 years
Website and software assets	3 years
Non-compete agreements	1 to 6 year(s)
License agreements	2 years

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Property and equipment and intangible assets subject to depreciation/amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is a two-step test. Under the first step, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. However, if the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Group must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. For the year ended December 31, 2009, the Group performed its annual impairment review of goodwill and no impairment loss was recorded (2008: RMB4,264, 2007: Nil).

(h)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in consolidated statements of income and comprehensive income in the period that includes the enactment date or date of change in tax rate. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Group adopts Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 which is codified as Accounting Standards Codification (“ASC”) 740-10-25. ASC 740-10-25 clarifies the accounting for uncertain tax positions. This requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income and comprehensive income.

(i)	Revenue Recognition

Product Sales

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

Services Revenue

Revenue for services is generally recognized when services are performed.

(j)	Research and Development and Advertising

Research and development and advertising costs are expensed as incurred. Research and development costs, inclusive of in-process research and development, amounted to RMB67,504 (USD9,889), RMB50,947 and RMB40,973 for the years ended December 31, 2009, 2008 and 2007, respectively. Advertising costs amounted to RMB59 (USD9), RMB713 and RMB801 for the years ended December 31, 2009, 2008 and 2007, respectively.

(k)	Shipping and Handling Fees and Costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “selling, general and administrative expenses”. Shipping and handling fees and costs amounted to RMB7,749 (USD1,135), RMB8,423 and RMB7,247 for the years ended December 31, 2009, 2008 and 2007, respectively.

(l)	Share-based Compensation

The Group applies Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”) which was codified into ASC 718, “Compensation- Stock Compensation” to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.

Share-based compensation expense of RMB59,045 (USD8,650), RMB40,722 and RMB38,015 for the years ended December 31, 2009, 2008 and 2007, respectively. Since share-based compensation is not tax deductible in the PRC and the United States, no related tax benefit has been recognized.

The Company currently uses authorized shares to satisfy share award exercises.

(m)	Earnings per Share

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

(n)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(o)	Recently Issued Accounting Pronouncements

Since the third quarter of 2009, the Group adopted FASB ASC. The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

ASC 805, Business Combinations and ASC 810, Consolidation

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (codified as ASC 805, Business Combinations) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (codified as ASC 810, Consolidation). ASC 805 and ASC 810 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The amendments to ASC 805 were effective for business combinations closing after January 1, 2009. Effective January 1, 2009, the Group adopted the provisions of ASC 805 without a material impact to the consolidated financial statements. ASC 810 requires the Company to make certain changes to the presentation of financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of equity. The net income amounts the Company has previously reported are now presented as “Net income attributable to the Cogo Group, Inc.” and, as required by ASC 810, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of equity, the Company distinguishes between equity amounts attributable to Cogo Group, Inc. stockholders and the amounts attributable to the noncontrolling interests were previously classified as minority interest outside of equity.

ASC 855, Subsequent events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC 855 —Subsequent Events. ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Group has evaluated the period beginning January 1, 2010 through to March 12, 2010, the date the consolidated financial statements were issued. See note 9.

Accounting Standards Update (“ASU”) 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures

In August 2009, the FASB issued ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 is effective in the current financial period. The Company has evaluated that there are no significant impacts to the consolidated financial statements.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

ASU 2009-13, Revenue Recognition (ASC 605) — Multiple-Deliverable Revenue Arrangements and ASU 2009-19, Software (ASC 985) — Certain Revenue Arrangements that include Software Elements

In September 2009, the FASB reached a consensus on ASU 2009-13, Revenue Recognition (ASU 605)—Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (ASC 985) — Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has evaluated that there are no impacts that the adoption of these ASUs will have on the consolidated financial statements.

3	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	2009	2009	2008
	USD	RMB	RMB
Accounts receivable	101,220	690,919	535,306

Less: allowance for doubtful accounts	(10,739)	(73,306)	(37,314)

	90,481	617,613	497,992

An analysis of the allowance for doubtful accounts is as follows:

	2009	2009	2008	2007
	USD	RMB	RMB	RMB
Balance at the beginning of year	5,467	37,314	30,467	15,415
Addition charged to allowance for doubtful accounts	5,272	35,992	6,847	15,052

Balance at the end of year	10,739	73,306	37,314	30,467

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

The Group, in certain circumstances, has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 0.1% to 1.5% of the balance transferred, which is recorded as interest expense.

For the years ended December 31, 2009, 2008 and 2007, the Group received proceeds from the sale of bills receivable amounting to RMB72,613 (USD10,638), RMB74,576 and RMB90,928, respectively. In addition, the Group recorded discounts amounting to RMB479 (USD70), RMB783 and RMB1,193 in respect of the bills receivable sold for the years ended December 31, 2009, 2008 and 2007, respectively, which have been included in interest expense.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of ASC 860, Transfers and Servicing. As of December 31, 2009 and 2008, the Group has derecognized discounted bills receivable amounting to RMB33,871 (USD4,962) and RMB22,054, respectively in accordance with ASC 860.

5.	INVENTORIES

Inventories by major categories are as follows:

	2009	2009	2008
	USD	RMB	RMB
Raw materials	262	1,792	6,364
Finished goods	21,146	144,340	89,491

Total	21,408	146,132	95,855

Inventories amounting to RMB6,365 (USD932), RMB1,200 and Nil were written off during the years ended December 31, 2009, 2008 and 2007, respectively.

6	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	2009	2009	2008
	USD	RMB	RMB
Property	244	1,671	1,671
Machinery	531	3,627	3,472
Furniture and office equipment	3,866	26,388	25,992
Motor vehicles	923	6,298	5,648

Total	5,564	37,984	36,783
Less: accumulated depreciation	(3,454)	(23,578)	(18,790)

Property and equipment, net	2,110	14,406	17,993

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2009	2008	2007
	USD	RMB	RMB	RMB
Cost of sales	21	139	296	369
Selling, general and administrative expenses	553	3,776	3,829	3,245
Research and development expenses	280	1,911	4,640	1,496

Total	854	5,826	8,765	5,110

7	ACQUISITIONS

2009 Acquisitions

Mega Smart Group Limited (“Mega Smart”)

On May 30, 2009, the acquisition date, the Group acquired 100% of the outstanding shares which in turn obtained control of Mega Smart and its subsidiary for a consideration of USD18,000 (RMB122,866). The purchase consideration will be paid in thirteen installments. The first installment was USD6,000 (RMB40,955), which was payable within three months of May 30, 2009. The subsequent amount of USD12,000 (RMB81,911) is payable over twelve equal monthly installments of USD1,000 (RMB6,826) one month following the first installment. In light of the installment schedule, the borrowing rate adopted reflects the normal borrowing rate that the Group can obtain for transactions with similar terms over the payment period and calculated the fair value of the purchase consideration as RMB122,415.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The principal activities of Mega Smart and its subsidiary are the development of the industrial applications component business in China.

The acquisition of Mega Smart was accounted for by the Group as a purchase business combination in accordance with ASC 805, Business Combinations (formerly SFAS No. 141(R)). The acquisition of Mega Smart resulted in the recognition of goodwill of RMB83,647 and the recording of net identifiable assets of RMB38,768 at the date of acquisition. Recognized intangible assets relate to supplier relationships, customer relationships, non-compete agreements and proprietary technology which have a total weighted-average useful life of 7.5 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes.

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

Management has increased the fair value of acquired proprietary technology from RMB2,048 as of May 30, 2009 (the “acquisition date”) to RMB6,145 due to the refinement of the valuation for the year ended December 31, 2009. The impact of all changes were charged to goodwill and resulted in the reduction of goodwill by RMB3,421 and deferred tax liabilities by RMB676 for the year ended December 31, 2009.

The impact of the purchase price allocation after refinement is as follows:

RMB
Intangible assets
– supplier relationships	8,876
– customer relationships	24,580
– non-compete agreements	10,925
– proprietary technology	6,145
Goodwill	80,226
Deferred tax liabilities	(8,337)

Net asset acquired	122,415

The Group is in the process of finalizing the purchase price allocations; thus, the allocation of the purchase price is subject to further refinement. The amounts of revenue and earnings for Mega Smart since the acquisition date included in the consolidated income statement and comprehensive income from May 30, 2009 to December 31, 2009 are RMB155,827 and RMB10,724, respectively.

Unaudited proforma financial information

The following unaudited proforma financial information represents the combined results of operations of the Group as if the acquisition of Mega Smart had occurred as of each of the years beginning January 1, 2009 and 2008. The unaudited proforma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of each year. In addition, the unaudited proforma financial information does not attempt to project the future results of operations of the Group.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

	Year ended December 31,
	2009	2009	2008
	USD (unaudited)	RMB (unaudited)	RMB (unaudited)
Net revenue
Product sales	308,786	2,107,743	1,997,307
Services revenue	4,307	29,401	27,695

	313,093	2,137,144	2,025,002
Income from operations	11,106	75,806	80,172
Net Income attributable to Cogo Group, Inc.	12,083	82,475	102,280
Earnings per share attributable to Cogo Group, Inc.
Basic	0.33	2.26	2.66
Diluted	0.32	2.19	2.58

2008 Acquisition

Long Rise

On July 31, 2008, the Group entered into a share purchase agreement to purchase 70% of the outstanding shares of Long Rise Holdings Limited (“Long Rise”) and its subsidiary, Rise Year, for a consideration of RMB60,921 payable in cash, none of which is contingent. The purchase agreement did not include a fixed payment schedule, and as a result the acquisition price was payable on demand. The Company and the selling shareholders of Long Rise agreed that the consideration could be held back by the Company to settle any claims that might arise for contractual warranties and for any misrepresentations made to the Company. The Company paid approximately RMB3,485 and RMB476 in 2008 and 2009, respectively, and also expects that approximately RMB44,553 will be paid by 2010 and the remaining balance of approximately RMB12,436 will be paid in 2011.

The acquisition of Long Rise was accounted for by the Group as a purchase business combination in accordance with SFAS No. 141, Business Combinations (“SFAS No.141”). The acquisition of Long Rise resulted in the recognition of goodwill of RMB21,422 and recording net identifiable assets of RMB39,499 at the date of acquisition. Recognized intangible assets relate to customer relationships, non-compete agreements and proprietary technology which have a weighted-average useful life of 3.9 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes. Purchased in-process research and development of RMB4,390 was also recognized as an intangible asset and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. This amount is included in research and development expense and is not deductible for tax purposes.

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

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

RMB
Cash	8,753
Accounts receivable	16,807
Inventories	8,010
Property and equipment	17
Intangible assets
– customer relationships	10,671
– non-compete agreements	13,527
– in-process research and development	4,390
– proprietary technology	5,959
Goodwill	21,422
Bank borrowings	(9,314)
Income taxes payable	(1,584)
Accrued expenses and other liabilities	(8,506)
Deferred tax liabilities	(4,976)
Noncontrolling interest	(4,255)

Purchase price allocated	60,921

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

	Year ended December 31,
	2008	2007
	RMB (unaudited)	RMB (unaudited)
Net revenue
Product sales	1,983,300	1,925,273
Services revenue	27,695	68,690

	2,010,995	1,993,963
Income from operations	83,549	147,531
Net income attributable to Cogo Group, Inc.	105,114	152,900
Earnings per share
Basic	2.73	4.14

Diluted	2.66	3.99

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

2007 Acquisitions

Comtech Broadband

On August 27, 2007, the Group entered into a stock purchase agreement pursuant to which the Group acquired the remaining 45% noncontrolling interest of Comtech Broadband for RMB75,462 payable in cash and RMB37,731 payable in the common stock of the Company valued as of August 31, 2007. No amount of the consideration for the acquisition of Comtech Broadband is contingent. The purchase agreement did not include a fixed payment schedule and as a result the acquisition price was payable on demand. However, the Company and the selling shareholders agreed that the consideration could be held back by the Company to settle any claims that might arise for contractual warranties and for any misrepresentations made to the Company. Therefore the consideration price was held back and RMB21,901 was settled in 2007, RMB46,843 was settled in 2008, RMB34,107 was settled in 2009 and RMB10,341 is to be paid in 2010.

The terms of the stock purchase agreement were publicly announced on August 31, 2007. Management considered the daily traded price of the Company’s shares during a reasonable period before and after August 31, 2007 (which management determined to be from August 29, 2007 to September 5, 2007) for determining the appropriate fair value of the 295,508 Company’s shares issuable for the Comtech Broadband acquisition. The simple average of the daily traded prices of the Company’s shares over this 5-day trading period was USD16.82 as compared to the traded price of USD16.92 on August 31, 2007. Given that the traded price for the Company’s common shares during the period from August 29, 2007 to September 5, 2007 was consistent with the traded price of the Company’s common shares on August 31, 2007, management determined the fair value assigned to common shares the Company agreed to issue in connection with the acquisition of Comtech Broadband based on the traded price of Company’s shares as of August 31, 2007.

The acquisition of the remaining 45% of Comtech Broadband was accounted for by the Group as a step purchase transaction in accordance with SFAS No. 141. The purchase price was allocated (on a proportionate share) to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Intangible assets have been recognized and relate to customer relationships, non-compete agreements and website which have a weighted-average useful life of 9.1 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes. The excess of purchase price paid over the value of assets and liabilities acquired is driven by the expected high growth potential on Broadband’s business in the coming future and the acquisition of the remaining 45% noncontrolling interest of Comtech Broadband would benefit the Group’s results. The following table summarizes the proportionate share of the amounts assigned to each major asset acquired and liability assumed at the date of acquisition.

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

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Keen Awards

The Group entered into a share purchase agreement on August 1, 2007 to purchase all the outstanding common shares of Keen Awards, for a consideration of approximately RMB150,924 payable in cash, common stock of the Company and the common stock of Keen Awards, all of which are contingently payable at various dates upon achieving certain agreed earnings levels over the two year period following the acquisition. Since the sum of the fair market values of the identifiable assets acquired less liabilities assumed which amounted to RMB63,032 exceeded the acquisition cost, excluding the contingent consideration by RMB63,032, resulting in negative goodwill. Since the contingent consideration could result in recognition of additional purchase price in a future period, the Company recognized, as if it were a liability, an amount equal to the lesser of the maximum of the amount of the contingent consideration and the total amount of negative goodwill. Accordingly, the amount of the negative goodwill of RMB63,032 was recognized as if it were a liability at the date of acquisition.

Subsequent to the initial recognition of the contingent consideration and due to certain earning milestones being achieved, the Company made cash payments in relation to the contingent consideration for the acquisition of Keen Awards of RMB33,914 (RMB11,283 in 2007, RMB22,597 in 2008 and RMB34 in 2009). The terms of the Keen Awards acquisition were publicly announced on August 1, 2007. The consideration recognized of RMB63,032 for the Keen Awards acquisition was contingently payable in cash. In addition to the contingent cash payment actually recognized, the agreement includes additional contingent payments of:

•	an additional RMB27,522 in cash;

•	287,770 shares with an assigned fair value of RMB30,185 at acquisition date; and

•	a 20% equity interest in Keen Awards with an assigned fair value of RMB30,185 at acquisition date.

In determining the fair value of the 287,770 shares issuable for the Keen Awards acquisition, management considered the daily traded price of the Company’s shares during a reasonable period before and after August 1, 2007 (which management determined to be from July 27, 2007 to August 3, 2007) for determining the appropriate fair value of the Company’s shares issuable for the Keen Awards acquisition. The simple average of the daily traded prices of the Company’s shares over this 5-day trading period was USD13.99 as compared to the traded price of USD13.90 on August 1, 2007. Given that the traded price for the Company’s common shares during the period from July 27, 2007 to August 3, 2007 was consistent with the traded price of the Company’s common shares on August 1, 2007, management determined the fair value assigned to common shares the Company agreed to issue in connection with the acquisition of Keen Awards based on the traded price of Company’s shares as of August 1, 2007.

Based on the terms of the Keen Awards acquisition agreement, the Company is first required to settle the cash contingent consideration until all cash payments are settled, followed by the issuance of the shares of the Company and finally, the issuance of 20% of the shares in Keen Awards. However, the contingent consideration recognized was restricted to the lesser of the maximum of the amount of the contingent consideration and the total amount of negative goodwill. Therefore, the Company was not required to recognize the fair value of any of the shares contingently issuable for the acquisition of Keen Awards. The principal activities of Keen Awards are sales of technology components and provision of design and engineering services for integrated display technology solutions.

The acquisition of Keen Awards was accounted for by the Group as a purchase business combination in accordance with SFAS No. 141. Intangible assets have been recognized and relate to customer relationships, non-compete agreements and proprietary designs which have a weighted-average useful life of 8.9 years from the date of acquisition. The amortization of these intangible assets is not deductible for tax purposes. The following table summarizes the amounts assigned to each major asset acquired and liability assumed at the date of acquisition.

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

On August 28, 2009, the Company and the seller of Keen Awards agreed that the contingency in respect of the acquisition for Keen Awards was resolved and it was also determined that no further consideration was payable. Therefore, because the amount of contingent consideration recognized, as if it were a liability, exceeded the amount settled, the excess of RMB29,118 (USD4,266) was first allocated to reduce the assets acquired being the intangibles asset of RMB26,803 (USD3,927) net of deferred taxation in respect of intangible assets of Keen Awards of RMB4,422 (USD648) and remaining amount of RMB6,737 (USD987) was recognized as an extraordinary gain in the consolidated statements of income and comprehensive income.

Unaudited proforma financial information

The following unaudited proforma financial information presents the combined results of operations of the Group as if the acquisition of Keen Awards had occurred as of the beginning of January 1, 2007. The unaudited proforma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of each year. In addition, the unaudited proforma financial information does not attempt to project the future results of operations of the Group.

Year ended December 31
2007 RMB
(unaudited)
Net revenue
Product sales	1,597,818
Services revenue	79,403

1,677,221
Income from operations	142,407
Net income attributable to Cogo Group, Inc.	149,881
Earnings per share
Basic	4.05

Diluted	3.91

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

8	GOODWILL AND INTANGIBLE ASSETS

(a)	Goodwill

The changes in the carrying amount of our goodwill, by segment, for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Product Sales	Services Revenue	Total
	RMB	RMB	RMB
Balance as of January 1, 2007
Goodwill	4,264	42,428	46,692
Accumulated impairment losses	—	—	—

	4,264	42,428	46,992

Adjustment on goodwill of Viewtran PRC (note a)	—	5,221	5,221
Acquisition of the remaining noncontrolling interest of Comtech Broadband	47,561	—	47,561

Balance as of December 31, 2007
Goodwill	51,825	47,649	99,474
Accumulated impairment losses	—	—	—

Balance as of December 31, 2007	51,825	47,649	99,474

Acquisition of 70% interest of Long Rise	21,422	—	21,422
Impairment loss of Shanghai E&T (note b)	(4,264)	—	(4,264)

Balance as of December 31, 2008
Goodwill	73,247	47,649	120,896
Accumulated impairment losses	(4,264)	—	(4,264)

	68,983	47,649	116,632

Acquisition of Mega Smart	83,647	—	83,647
Adjustment on goodwill of Mega Smart (note a)	(3,421)	—	(3,421)
Balance as of December 31, 2009
Goodwill	153,473	47,649	201,122
Accumulated impairment losses	(4,264)	—	(4,264)

	149,209	47,649	196,858

Balance as of December 31, 2009 (in USD)	21,859	6,981	28,840

Note a	Goodwill arising from the acquisitions of Viewtran PRC and Mega Smart was adjusted in 2007 and 2009, respectively, on completion of the assessments of the estimated discounted cash flows in relation to the proprietary technology acquired.
Note b	During the year ended December 31, 2008, the Company recognized an impairment loss of RMB4,264 in relation to one of the reporting units of the Product Sales segment. The impairment loss was due to the difficult end-market environment which had led to a reduction in demand for this reporting unit. As a result of the reduced demand, management revised its future cash flow expectations for its business in this reporting unit. Since the carrying value exceeded the fair value of this reporting unit, which was determined by a discounted cash flow model, a second step of the goodwill impairment test was performed to measure the impairment loss based on any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(b)	Intangible Assets

The Company reviews long-lived assets, including its intangible assets subject to amortization, which for the Company are its customer relationships, supplier relationships, proprietary designs, proprietary technology, website and software asset, license agreement and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets.

There were no significant events or changes in circumstances to indicate that the carrying value of intangible assets in other asset group of the Company may not be recoverable. As of December 31, 2009 and 2008, the Company’s intangible assets related to the Company’s acquisitions consisted of the following:

	As of December 31, 2009
	Gross carrying amount	Amortization period	Accumulated amortization	Adjustment on intangible assets of Keen Awards (note 7)	Net Carrying Amount
	RMB	Years	RMB	RMB	RMB
Customer relationships	169,929	5 to 10	63,005	25,990	80,934
Supplier relationships	8,876	11.5	450	—	8,426
Proprietary technology	18,713	3 to 6.5	9,272	—	9,441
Proprietary designs	2,440	3	1,627	813	—
Website and software asset	575	3	573	—	2
Non-compete agreements	41,659	1 to 6	24,658	—	17,001
License agreement	1,249	2	1,249	—	—

Total	243,441		100,834	26,803	115,804

Total (in USD)	35,664		14,772	3,927	16,965

	As of December 31, 2008
	Gross carrying amount	Amortization period	Accumulated amortization	Impairment loss (note a)	Net Carrying Amount
	RMB	Years	RMB	RMB	RMB
Customer relationships	145,349	5 to 10	20,812	29,495	95,042
Proprietary technology	12,569	3 to 4	5,122	—	7,447
Proprietary designs	2,440	3	1,152	—	1,288
Website and software asset	575	3	391	—	184
Non-compete agreements	30,734	1 to 3	14,093	—	16,641
License agreement	1,249	2	1,249	—	—

Total	192,916		42,819	29,495	120,602

Note a	During the year ended December 31, 2008, the Company experienced a reduction in cash flow generated from customers. As a result, the Company compared the carrying value of the customer relationships to the undiscounted cash flow expected to be generated from those customers. For those customer relationships for which the carrying amount was larger than its estimated undiscounted cash flow, the Company recorded an impairment charge to the extent the carrying amount of customer relationships exceeded its fair value.

Amortization expense for intangible assets for the years ended December 31, 2009, 2008 and 2007 was RMB28,521 (USD4,178), RMB28,719 and RMB13,405 was included in selling, general and administrative expenses, respectively. Estimated amortization expense for the next five years is: RMB21,803 in 2010, RMB19,924 in 2011, RMB16,673 in 2012, RMB14,915 in 2013, and RMB 13,670 in 2014.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

9	BANK BORROWINGS AND BANKING FACILITIES

On October 7, 2005, the Group entered into a USD5,000 credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 as of December 31, 2009 and 2008, and bears interest ranging from HIBOR + 1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB and no commitment fees is required for this facility. As of December 31, 2009, the outstanding loan balance under the SCB facility was RMB31,040 (USD4,547).

On October 7, 2005, the Group entered into a USD9,000 credit facility with the Bank of China (Hong Kong) Limited (“BOC”).

On January 17, 2008 and October 10, 2008, the facility with the BOC increased to USD14,000 and USD41,000, respectively. The facility is secured by funds on deposit in an amount not less than USD15,000 and bears interest from LIBOR +2.25% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC and no commitment fee is required for this facility. As of December 31, 2009, the outstanding loan balance under the BOC facility was RMB33,957 (USD4,975).

On November 18, 2009, the Group entered into a RMB65,000 credit facility with GuangDong Development Bank (“GDB”). The facility is valid for 12 months commencing November 18, 2009 and terminating on November 17, 2010, and loans under the Facility bear interest at the 3-month LIBOR rate, plus 150 basis points and no commitment fee is required for this facility. GDB may terminate the facility if the Group does not regain its ability to perform its obligations and cannot provide guarantees acceptable to GDB within 30 days after it ceases performing its obligations. No minimum guarantee deposits are required. As of December 31, 2009, the outstanding loan balance under the GDB facility was RMB54,405 (USD7,970).

As of December 31, 2009, the weighted average interest rate on the outstanding bank borrowings was 2.0% (2008: Nil). There were no bank borrowings as of December 31, 2008.

On January 22, 2010, the Group entered into a Credit Extension Agreement with GDB which established a revolving secured trade finance term loan under which the Group may borrow up to HKD150.0 million or its equivalent amount in USD for the purpose of purchasing goods. The credit extension is valid for 12 months commencing January 22, 2010, and loans under the Credit Extension Agreement bear an interest rate of 3-month LIBOR or HIBOR rate plus a 1.5% per annum, depending on the drawdown currency.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

10	INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

USA

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2007, 2008 and 2009.

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

Hong Kong

The Company’s subsidiaries that are incorporated in Hong Kong are subject to Hong Kong Profits Tax. The applicable profits tax rates are 17.5%, 16.5% and 16.5% for 2007, 2008 and 2009, respectively. As of February 27, 2008, the Hong Kong SAR Government announced a reduction on the Hong Kong Profits Tax rate from 17.5% to 16.5%. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%. In addition, Shenzhen Comtech, Comtech Communication, Comtech Software, Comloca, Epcot, Huameng PRC and Viewtran PRC (collectively the “Shenzhen Subsidiaries”), being located in the Shenzhen Special Economic Zone in the PRC, were subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries agreed to operate for a minimum of 10 years in the PRC, the Shenzhen Subsidiaries were each entitled to a tax holiday of two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of the respective Shenzhen Subsidiaries.

Also prior to January 1, 2008, Shanghai E & T which is located in Shanghai Qingpu Zone, was taxed on a deemed basis at 2.31% of its turnover in accordance with the tax guidelines issued by the local tax authority in Qingpu Zone in 2007.

On March 16, 2007, the National People’s Congress passed the Corporate Income Tax law (the “CIT law”) which unified the income tax rate to 25% for all companies. The CIT law was effective as of January 1, 2008. Accordingly, the Company’s PRC subsidiaries are subject to income tax at 25% effective from January 1, 2008 unless otherwise specified.

The CIT law and its relevant regulations provide a five-year transition period from January 1, 2008 for those companies which were established before March 16, 2007 and which were entitled to preferential lower tax rates under the then effective tax laws or regulations, as well as grandfathering certain tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. For the Shenzhen Subsidiaries that were entitled to the tax holidays of the two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, they are entitled to continue the tax holidays until they expire. For Comloca and Huameng PRC which had not commenced their respective tax holiday as of December 31, 2007, the CIT law and its relevant regulations require the tax exemption period to begin on January 1, 2008.

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech is subject to income tax at rates of 15%, 18%, 20%, 22%, 24% and 25% for 2007, 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•	Comtech Communications is subject to income tax at rates of 7.5%, 18%, 20%, 22%, 24% and 25% for 2007, 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•	Comtech Software is subject to income tax at rates of 7.5%, 9%, 10%, 22%, 24% and 25% for 2007, 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•

Comloca and Huameng PRC had no assessable profits up to 2007 and were tax exempt for 2008 and 2009. They are subject to income tax at rates of 11%, 12%, 12.5% and 25% for 2010, 2011, 2012 and 2013 onwards, respectively.

•	Viewtran PRC and Epcot were tax exempt for 2007 and 2008 and are subject to income tax at rates of 10%, 11%, 12% and 25% for 2009, 2010, 2011 and 2012 onwards, respectively.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(a)	Income before Income Taxes and Provision for Income Taxes

The Group’s earnings/(loss) before income taxes and noncontrolling interest consists of the following:

	2009	2009	2008	2007
	USD	RMB	RMB	RMB
PRC, excluding Hong Kong	18,500	126,278	138,876	145,295
Non-PRC	(5,954)	(40,639)	(39,499)	24,488

	12,546	85,639	99,377	169,783

The provision for income taxes consists of the following:

	2009	2009	2008	2007
	USD	RMB	RMB	RMB
Current tax
PRC, excluding Hong Kong	1,321	9,020	6,570	9,497
Hong Kong	687	4,687	6,486	5,218
Deferred tax
PRC, excluding Hong Kong	(25)	(172)	(984)	984
Hong Kong	(634)	(4,328)	(9,857)	(1,424)

Income tax expense	1,349	9,207	2,215	14,275

Reconciliation between income tax expense and the amounts that result by applying the PRC statutory tax rates to earnings before income taxes and extraordinary item is as follows:

	2009	2009	2008	2007
	USD	RMB	RMB	RMB
Earnings before income taxes and extraordinary item	12,546	85,639	99,377	169,783

PRC statutory tax rate		25%	25%	33%
Computed “expected” income tax expense	3,138	21,409	24,844	56,028
Effect of PRC preferential income tax rate	(912)	(6,227)	(10,641)	(18,404)
Effect of tax holiday	(4,322)	(29,501)	(28,214)	(29,399)
Tax rate differential for non-PRC entities	2	19	2,921	1,924
Non-PRC entities not subject to income tax	8	58	(727)	(1,124)
Changes in enacted tax rates/laws	—	—	(1,395)	984
Non-taxable items:
Interest income	(61)	(416)	(1,939)	(4,534)
Foreign exchange gain	(354)	(2,418)	—	—
Change in valuation allowance	1,244	8,492	2,513	321
Non-deductible items:
Impairment loss of goodwill	—	—	1,066	—
In-process research and development	—	—	725	—
Provision for inventory write-down	95	646	142	—
Allowance for doubtful accounts	778	5,311	1,130	2,417
Foreign exchange loss	—	—	3,530	—
Share-based compensation	1,730	11,809	7,330	5,702
Other non-deductible items	3	25	930	360

Income tax expense	1,349	9,207	2,215	14,275

The PRC tax rates have been used because the majority of the Company’s pre-tax and taxable incomes arise in the PRC. The effect of the tax holiday amounted to RMB29,501 (USD4,322), RMB28,214 and RMB29,399 in the years ended December 31, 2009, 2008, and 2007, respectively (equivalent to basic earnings per share amount of RMB0.81 (USD0.12), RMB0.73 and RMB0.80 and a diluted earnings per share amount of RMB0.78 (USD0.11), RMB0.71 and RMB0.77 for the years ended December 31, 2009, 2008 and 2007, respectively).

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(b)	Deferred Tax Assets and Liabilities

The tax effects of the Group’s temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2009	2009	2008
	USD	RMB	RMB
Deferred tax assets:
Tax loss carryforwards	2,767	18,884	10,398
Valuation allowance	(2,767)	(18,884)	(10,398)

Net deferred tax asset	—	—	—

Deferred tax liabilities:
Intangible assets	(2,799)	(19,108)	(19,693)

Net deferred tax liability	(2,799)	(19,108)	(19,693)

Classification on consolidated balance sheets:

Deferred tax liabilities:
- Non-current	(2,799)	(19,108)	(19,693)

The increase/(decrease) in the valuation allowance during the years ended December 31, 2009, 2008 and 2007 were RMB8,486 (USD1,243), RMB1,943 and RMB(438), respectively.

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

As of December 31, 2009, for United States federal income tax purposes, the Company had net tax loss carryforwards of approximately USD15,790 which would expire at various dates through 2029. Included in these US tax losses were net tax loss carryforwards of approximately USD9,734 that were subject to significant limitations due to prior ownership change, as defined under Section 382 of the Internal Revenue Code. Based on management’s best estimate, these US tax loss carryforwards are not expected to be utilizable due to this prior ownership change and thus, deferred tax assets recognized in respect of tax loss carryforwards as of December 31, 2009 and 2008 were the net tax loss carryforwards that were not subject to such limitations. However, management determines it is more likely than not that the recognized net tax loss carryforwards will not be realized, and therefore, full valuation allowances have been provided as of December 31, 2009 and 2008.

As of December 31, 2009, the Company’s PRC and Hong Kong subsidiaries had tax loss carryforwards of approximately RMB13,855 (USD2,030) and RMB8,272 (USD1,212), respectively. The tax losses for the PRC subsidiaries amounting to RMB4,739 and RMB9,120 will expire in 2013 and 2014, respectively, and the tax loss for the Hong Kong subsidiary does not expire under the current Hong Kong tax legislation. However, management determines it is more likely than not that the tax loss carryforwards will not be realized, and therefore, full valuation allowances have been provided as of December 31, 2009.

According to the CIT law and its relevant regulations, PRC-resident enterprises are levied withholding tax at 10% on dividends to their non-PRC-resident corporate investors for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. In addition, under the Arrangement between the Mainland of China and Hong Kong Special Administration Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion and its related regulations, a qualified Hong Kong company will be liable for withholding tax at the rate of 5% for dividend income derived from the PRC, if the Hong Kong company is the “beneficial owner” and holds 25% of equity interests or more of the PRC company directly. The Company has not provided for income taxes on accumulated earnings amounting RMB190,157 and RMB373,652 that are subject to the PRC withholding tax as of December 31, 2008 and 2009, respectively, since these earnings are intended to be permanently reinvested. It is not practicable to estimate the amounts of unrecognized deferred tax liabilities thereof.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(c)	Accounting for uncertainty in Income Taxes

As of January 1, 2007 and for the years ended December 31, 2007, 2008 and 2009, the Group did not have unrecognized tax benefits, and it does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. Accordingly, no interest or penalties related to unrecognized tax benefits were accrued.

The Company and its subsidiaries file income tax returns in the United States, PRC and Hong Kong. The Company could be subject to U.S. federal income tax examination by tax authorities for years beginning in 2006. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100 (USD15). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. Accordingly, the PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC state and local tax authorities for the tax years beginning in 2004. The tax returns for the Company’s Hong Kong subsidiaries are currently open to examination by the Hong Kong tax authorities for the tax years beginning in 2003.

11	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	2009	2009	2008
	USD	RMB	RMB
Legal and professional fees	631	4,305	2,600
Accrued staff related costs	1,167	7,967	4,713
Payables for acquisitions (Note a)	17,793	121,453	131,037
Other accruals	627	4,283	3,575

	20,218	138,008	141,925

Note a	The balance at December 31, 2009 represents amounts payable in relation to the Group’s acquisitions of Comtech Broadband, Long Rise and Mega Smart amounting to RMB10,341 (USD1,515), RMB56,989 (USD8,349) and RMB54,123 (USD7,929), respectively. The balance of December 31, 2008 represents amounts payable in relation to the Group’s acquisitions of Keen Awards, Comtech Broadband and Long Rise amounting to RMB29,152, RMB44,449 and RMB57,436, respectively. The amount payable in relation to the Group’s acquisition of Comtech Broadband and Mega Smart are expected to be settled within one year. The amounts payable in relation to the Group’s acquisition of Long Rise is expected to be settled in 2010 and 2011 as discussed in note 7. Amounts payable in relation to the acquisitions are non-interest bearing. As discussed in note 7, on July 31, 2009, the contingency in respect of the acquisition for Keen Awards was resolved and the Company determined that no further consideration was payable.

12	SHARE-BASED COMPENSATION

(a)	Options and stock warrants assumed under the Share Exchange Agreement

Under the Company’s 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the Company issued options to purchase 115,000 shares of the Company’s common stock. The options granted under the Directors’ Plan have a weighted average exercise price per option of USD3.00 and expired on July 1, 2009. No options under the Directors’ Plan were exercised during the year ended December 31, 2008. During the year ended December 31, 2007 and 2009, 15,000 and 100,000 options under the Directors’ Plan were exercised, respectively.

The Company granted fully exercisable stock warrants to purchase up to 925,417 shares of its common stock. The stock warrants have a weighted average exercise price per stock warrant of USD2.76 each and expired on July 1, 2009. No stock warrants were exercised during the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, 151,029 stock warrants with a weighted average exercise price per stock warrant of USD2.63 were exercised.

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

Stock options

A summary of stock options activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD
Balance as of December 31, 2006	1,313,519	4.01
Exercised	(121,250)	3.20

Balance as of December 31, 2007	1,192,269	4.09
Exercised	—	—

Balance as of December 31, 2008	1,192,269	4.09
Exercised	—	—

Balance as of December 31, 2009	1,192,269	4.09	5.02	3,914

The total intrinsic value of options exercised during the year ended December 31, 2007 was USD1,948.

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average Grant- date fair value
		USD
Balance as of December 31, 2006	62,738	9.89
Vested	(59,774)	9.93

Balance as of December 31, 2007	2,964	9.14
Vested	(2,500)	9.14

Balance as of December 31, 2008	464	9.14
Vested	(464)	9.14

Balance as of December 31, 2009	—	—

The total fair value of equity share units vested during the years ended December 31, 2009, 2008 and 2007 was USD4, USD23 and USD593, respectively. As of December 31, 2008, the aggregate fair value of all non-vested equity share units was USD4, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 2 months. The equity share units were fully vested as of December 31, 2009.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of December 31, 2006	69,333	10.12
Vested	(69,333)	10.12

Balance as of December 31, 2007, 2008 and 2009	—	—

No performance shares were vested during the years ended December 31, 2008 and 2009. The aggregate fair value of performance shares vested during the year ended December 31, 2007 was USD702.

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

Non-vested equity share unit

A summary of non-vested equity share units issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	—	—
Granted on February 14, 2007 (note i)	6,505	5.37
Granted on March 14, 2007 (note ii)	55,000	15.20
Granted on March 14, 2007 (note iii)	16,000	15.20
Granted on August 1, 2007 (note iv)	140,000	13.90
Granted on December 24, 2007 (note v)	8,734	16.03
Granted on December 24, 2007 (note vi)	105,000	16.03
Vested	(203,755)	14.31

Balance as of December 31, 2007	127,484	15.94
Granted on January 28, 2008 (note vii)	962,700	9.67
Granted on March 27, 2008 (note vii)	80,000	10.85
Granted on August 4, 2008 (note iii)	280,000	4.52
Granted on October 31, 2008 (note viii)	29,412	5.44
Granted on November 21, 2008 (note iii)	80,125	2.7
Granted on November 21, 2008 (note viii)	1,400,000	2.7
Vested	(678,284)	7.28

Balance as of December 31, 2008	2,281,437	5.56
Granted on January 14, 2009 (note ix)	500,000	5.50
Vested	(1,472,273)	5.42

Balance as of December 31, 2009	1,309,164	5.70

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note i	The stock awards vest 50% on June 30, 2007, 25% on September 30, 2007 and 25% on December 31, 2007.

Note ii	The stock awards vest in equal quarterly installments over a period of one year from the date of grant.

Note iii	The stock awards were fully vested on the date of grant.

Note iv	The stock awards vest in equal installments on August 31, September 30, October 31, November 30 and December 31, 2007, respectively.

Note v	The stock awards vest in equal installments on March 24, June 24, September 24 and December 24, 2008.

Note vi	The stock awards vest in equal annual installments over a period of three years from January 1, 2008.

Note vii	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

Note viii	The stock awards vest in equal quarterly installments over a period of two years from the date of grant.

Note ix	The stock awards vest in equal quarterly installments over a period of one year from the date of grant.

The total fair value of the above equity share units vested during the years ended December 31, 2009, 2008 and 2007 were USD7,986, USD4,936 and USD2,916, respectively. As of December 31, 2009, 2008 and 2007, the aggregate fair value of all non-vested equity share units were USD7,459, USD12,695 and USD2,032, respectively, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 12 months (2008: 24 months).

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2007	—	—
Granted on December 24, 2007 (note i)	255,000	16.03
Granted on December 24, 2007 (note ii)	15,000	16.03

Balance as of December 31, 2007	270,000	16.03
Granted on March 27, 2008 (note i)	160,000	10.85
Vested	(5,000)	16.03

Balance as of December 31, 2008	425,000	14.08
Vested	(5,000)	16.03

Balance as of December 31, 2009	420,000	14.06

Note i	The performance shares vest in equal annual installments over three years from January 1, 2008 to December 31, 2010 and were subject to the Group meeting certain earning measures in 2008, 2009 and 2010. Management assessed that the earning measures for these performance shares were improbable of achievement for 2008 and 2009.

Note ii	The performance shares vest in equal annual installments over three years from January 1, 2008 to December 31, 2010 and were subject to the Group meeting performance measures in 2008, 2009 and 2010. The performance measures for these performance shares have been achieved in 2008 and 2009.

The total fair value of performance shares vested during the year ended December 31, 2009 and 2008 was USD80. No performance shares were vested during the year ended December 31, 2007. As of December 31, 2009, 2008 and 2007, the aggregate fair value of all performance share units were USD5,904, USD5,984 and USD4,328, respectively.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(d)	2009 Incentive Plan

On November 9, 2009, the Board of Directors adopted the 2009 Omnibus Securities and Incentive Plan (the “2009 Incentive Plan”) pursuant to which 6,000,000 shares of the Company’s common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. The purpose of the 2009 Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants. The 2009 Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the 2009 Incentive Plan is early terminated by the Board. No stock options, or the issuance or stock appreciation rights, restricted stock awards and performance shares have been granted under the 2009 Incentive Plan for the year ended December 31, 2009.

13	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

	2009	2009	2008	2007
	USD	RMB	RMB	RMB
Numerator for basic and diluted earnings per share:
Income before extraordinary item	10,766	73,487	95,907	152,443
Extraordinary item	987	6,737	—	—

Net income attributable to Cogo Group, Inc.	11,753	80,224	95,907	152,443
Denominator:
Basic weighted average shares		36,541,037	38,488,861	36,974,100
Effect of dilutive non-vested equity share units, performance shares, options and warrants		1,132,314	1,097,060	1,332,869

Diluted weighted average shares		37,673,351	39,585,921	38,306,969

Income before extraordinary item	0.29	2.01	2.49	4.12
Extraordinary item	0.03	0.19	—	—

Basic earnings per share	0.32	2.20	2.49	4.12

Income before extraordinary item	0.29	1.95	2.42	3.98
Extraordinary item	0.03	0.18	—	—

Diluted earnings per share	0.32	2.13	2.42	3.98

Non-vested equity share units, performance shares, and options and warrants amounting to approximately 661 thousand, 942 thousand, and 384 thousand at December 31, 2009, 2008 and 2007, respectively are excluded from the Company’s dilutive computation as their effect would be anti-dilutive.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

14	OPERATING SEGMENT INFORMATION

ASC 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company determined it has two operating segments: Product Sales and Services Revenue.

The Product Sales segment primarily consists of the sale of components for digital media (such as network protection devices and data storage), telecommunication system equipment and industrial applications end-markets. The Services Revenue segment primarily consists of the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services. Segment revenue from external customers eliminates only intra-segment revenue. Unallocated expenses include items such as corporate staff and overhead. Unallocated assets mainly include cash for corporate use.

Substantially all of the Group’s operations are in the PRC. Consequentially, no geographic information is presented.

The following is the segment information for the year ended December 31, 2009:

	Product Sales RMB	Services Revenue RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external customers	2,066,815	29,401	—	2,096,216
Inter-segment revenue	513	5,978	—	6,491

	2,067,328	35,379	—	2,102,707

Income from operations	145,881	531	(73,300)	73,112
Interest expense	(1,963)	—	—	(1,963)
Interest income	14,482	8	—	14,490

Earnings before income taxes and extraordinary item	158,400	539	(73,300)	85,639

Significant non-cash items:
– Depreciation and amortization	31,347	3,000	—	34,347
– Provision for inventory write-down	3,588	2,777	—	6,365
– Allowance for doubtful accounts	35,992	—	—	35,992
– Income tax expense	6,846	2,361	—	9,207
– Share-based compensation cost	—	—	59,045	59,045
– Extraordinary item	6,737	—	—	6,737
Segment assets	1,851,356	66,444	3,727	1,921,527

Total expenditures for additions to long-lived assets
– Property and equipment	2,094	335	—	2,429
– Intangible assets (Note 7)	50,526	—	—	50,526
– Goodwill (Note 7)	80,226	—	—	80,226

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following is the segment information for the year ended December 31, 2008:

	Product Sales RMB	Services Revenue RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external customers	1,931,845	27,695	—	1,959,540
Inter-segment revenue	8,368	63,216	—	71,584

	1,940,213	90,911	—	2,031,124

Income from operations	124,265	(1,740)	(49,987)	72,538
Interest expense	(1,056)	—	—	(1,056)
Interest income	25,426	2,390	79	27,895

Earnings before income taxes and extraordinary item	148,635	650	(49,908)	99,377

Significant non-cash items:
– Depreciation and amortization	31,164	6,320	—	37,484
– In-process research and development	4,390	—	—	4,390
– Impairment loss of goodwill and intangible assets (Note 8)	33,759	—	—	33,759
– Provision for inventory write-down	511	689	—	1,200
– Allowance for doubtful accounts	6,847	—	—	6,847
– Income tax expense	2,054	161	—	2,215
– Share-based compensation cost	—	—	40,722	40,722

Segment assets	1,607,409	75,846	3,555	1,686,810

Total expenditures for additions to long-lived assets
– Property and equipment	6,257	1,294	—	7,551
– Intangible assets (Note 7)	30,157	—	—	30,157
– Goodwill (Note 7)	21,422	—	—	21,422

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following is the segment information for the year ended December 31, 2007:

	Product Sales RMB	Services Revenue RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external customers	1,597,818	68,690	—	1,666,508
Inter-segment revenue	9,725	100,027	—	109,752

	1,607,543	168,717	—	1,776,260

Income from operations	200,554	2,161	(56,234)	146,481
Interest expense	(1,943)	(392)	—	(2,335)
Interest income	24,903	117	617	25,637

Earnings before income taxes and extraordinary item	223,514	1,886	(55,617)	169,783

Significant non-cash items:
– Depreciation and amortization	12,394	6,121	—	18,515
– Allowance for doubtful accounts	15,052	—	—	15,052
– Income tax expense	14,275	—	—	14,275
– Share-based compensation cost	—	—	38,015	38,015

Segment assets	1,716,207	121,763	2,570	1,840,540

Total expenditures for additions to long-lived assets
– Property and equipment	4,005	5,029	—	9,034
– Intangible assets (Note 7)	147,585	(5,049)	—	142,536
– Goodwill (Note 7)	47,561	5,221	—	52,782

Revenues from external customers by product category are summarized as follows:

	2009	2009	2008	2007
	USD	RMB	RMB	RMB
Net revenue
Product Sales
Digital media	185,635	1,267,124	1,279,683	1,088,764
Telecommunications equipment	76,757	523,940	563,461	509,054
Industrial Business	40,398	275,751	88,701	—

	302,790	2,066,815	1,931,845	1,597,818
Services Revenue	4,307	29,401	27,695	68,690

Total net revenue	307,097	2,096,216	1,959,540	1,666,508

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

15	STATUTORY RESERVES

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

The accumulated balance of these statutory reserves maintained at the Company’s PRC subsidiaries as of December 31, 2009 and 2008 were RMB42,294 (USD6,196).

16	COMMITMENTS AND CONTINGENCIES

(a)	The Group leases its office facilities under non-cancelable operating leases. The leases have remaining terms up to 12 months. Rental expense was RMB9,682 (USD1,418), RMB9,496 and RMB7,831 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2009 were as follows:

	USD	RMB
Year ending December 31,
2010	659	4,498

Total	659	4,498

(b)	As of December 31, 2009, the Group has outstanding purchase orders for components from suppliers in the amount of approximately RMB774,512 (USD113,467). The Group does not have any minimum purchase obligations with these suppliers. Other than as disclosed above, the Group had no other contractual obligations, off-balance sheet guarantees or arrangements as on December 31, 2009.

(c)	As of December 31, 2009, outstanding bills discounted with banks for which the Group has retained a recourse obligation amounting to RMB33,871 (USD4,962).

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

17	CONCENTRATION OF RISK

Revenue concentration

A substantial percentage of the Group’s sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2009	2008	2007
Customer A	22%	12%	16%
Customer B	10%	10%	10%

The total amount of revenues from each customer accounting for 10% or more of total net revenue is as follow:

	2009	2009	2008	2007
	USD	RMB	RMB	RMB
Customer A	67,136	458,266	227,736	264,531
Customer B	31,996	218,399	198,829	169,524

All of the Group’s customers with sales over 10% are within the Product Sales segment.

Details of the accounts receivable from the two customers with the largest receivable balances at December 31, 2009 and 2008 are as follows:

	Percentage of accounts receivable
	2009	2008
Customer A	40%	9%
Customer B	13%	23%

	53%	32%

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

A substantial percentage of the Group’s purchases are made from the following suppliers. Details of the major suppliers are as follows:

	2009	2008	2007
Supplier A	36.3%	31.7%	28.6%
Supplier B	10.1%	7.5%	10.0%
Supplier C	9.7%	4.4%	3.8%
Supplier D	9.4%	1.4%	Nil

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

18	EMPLOYEE BENEFIT PLANS

Certain employees of the Group in the PRC are entitled to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan at 6.5% to 9% of the monthly basic salaries of certain employees. The contribution expense for the years ended December 31, 2009, 2008 and 2007 was RMB5,354 (USD784), RMB5,726 and RMB2,062, respectively.

The Group operates a Mandatory Provident Fund Scheme (“the MPF scheme”) under the Hong Kong Mandatory Provident Fund Schemes Ordinance for employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The assets of the MPF scheme are held by independent trustees and are separated from those of the Group’s assets. Under the MPF scheme, the employer and its employees are each required to make contributions to the plan at 5% of the employees’ relevant income, subject to a cap of monthly relevant income of HKD20. Contributions to the plan by the employee vest immediately. The contributions paid by the Group for the years ended December 31, 2009, 2008 and 2007 were RMB285 (USD42), RMB189 and RMB103, respectively.

19	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of pledged bank deposits, accounts receivable, accounts payable, bank borrowings, and accrued expenses and other liabilities approximated the respective carrying amounts because of the short maturity of these instruments. The Group adopted ASC 820-10 (SFAS No. 157, Fair Value Measurements), for the nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis, prospectively effective January 1, 2009. The nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, the Group may have additional disclosure requirements in the event we incur impairment of our assets in future periods.

20	FOREIGN CURRENCY RISK

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

21	INTEREST RATE RISK

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments as of December 31, 2009 and 2008 and believes its exposure to interest rate risk is not material.