Form 10-Q
period 2010-03-31
Cogo Group, Inc.
filed 2010-05-07
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

There were 40,552,178 shares of the Registrant’s Common Stock issued and outstanding on May 3, 2010, of which 4,673,754 are treasury shares.

Cogo Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2010		December 31, 2009
	USD’000	RMB’000	RMB’000
Assets
Current assets:
Cash	116,247	793,481	667,320
Pledged bank deposits	17,000	116,039	116,040
Accounts receivable, net	90,374	616,874	617,613
Bills receivable	2,472	16,871	17,592
Inventories	25,698	175,412	146,132
Income taxes receivable	187	1,279	1,263
Prepaid expenses and other receivables	4,116	28,091	28,083

Total current assets	256,094	1,748,047	1,594,043
Property and equipment, net	2,127	14,519	14,406
Goodwill and intangible assets, less accumulated amortization, RMB106,285 thousand (USD15,571 thousand) in 2010 and RMB100,834 thousand in 2009	45,007	307,211	312,662
Other assets	61	416	416

Total Assets	303,289	2,070,193	1,921,527

Liabilities and equity
Current liabilities:
Accounts payable	10,843	74,015	81,140
Bank borrowings	41,870	285,798	119,402
Income taxes payable	1,822	12,436	11,847
Accrued expenses and other liabilities	15,394	105,078	138,008

Total current liabilities	69,929	477,327	350,397
Deferred tax liabilities	2,668	18,208	19,108

Total liabilities	72,597	495,535	369,505
Equity
Common stock:
Par value: USD0.01 Authorized: 200,000,000 Shares Issued: 40,552,178 shares Outstanding: 35,878,424 shares in 2010 35,770,025 shares in 2009	482	3,290	3,258
Additional paid in capital	181,307	1,237,562	1,221,538
Retained earnings	92,037	628,225	604,464
Accumulated other comprehensive loss	(15,705)	(107,190)	(107,384)

	258,121	1,761,887	1,721,876
Less cost of common stock in treasury, 4,673,754 shares in 2010 and 4,309,311 shares in 2009	(28,700)	(195,902)	(178,309)

Total Cogo Group, Inc. equity	229,421	1,565,985	1,543,567
Noncontrolling interest	1,271	8,673	8,455

Total equity	230,692	1,574,658	1,552,022

Total liabilities and equity	303,289	2,070,193	1,921,527

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months ended March 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	80,115	546,846	427,505
Services revenue	872	5,953	4,797

	80,987	552,799	432,302
Cost of sales
Cost of goods sold	(68,849)	(469,948)	(366,908)
Cost of services	(699)	(4,773)	(3,954)

	(69,548)	(474,721)	(370,862)

Gross profit	11,439	78,078	61,440
Selling, general and administrative expenses	(5,503)	(37,560)	(35,757)
Research and development expenses	(2,349)	(16,031)	(16,044)
Other operating income	4	27	33

Income from operations	3,591	24,514	9,672
Interest expense	(163)	(1,115)	(31)
Interest income	483	3,294	2,603

Earnings before income taxes	3,911	26,693	12,244
Income tax expense	(390)	(2,659)	(1,377)

Net income	3,521	24,034	10,867
Less net income attributable to noncontrolling interest	(40)	(273)	(243)

Net income attributable to Cogo Group, Inc.	3,481	23,761	10,624

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Basic	0.09	0.64	0.30
Diluted	0.09	0.62	0.29

Weighted average number of common shares outstanding
Basic		37,144,442	35,929,788
Diluted		38,168,035	37,264,100

	Three Months ended March 31,
Comprehensive income:	2010	2010	2009
	USD’000	RMB’000	RMB’000
Net income	3,521	24,034	10,867
Other comprehensive income
Foreign currency translation adjustments	20	139	724
Comprehensive income
Less: comprehensive income attributable to noncontrolling interest	(32)	(218)	(251)

Comprehensive income attributable to Cogo Group, Inc.	3,509	23,955	11,340

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	3,521	24,034	10,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	220	1,501	1,408
Amortization of intangible assets	799	5,451	7,293
Deferred income taxes	(132)	(899)	(1,149)
Loss on disposal of property and equipment	5	37	36
Provision for doubtful accounts	—	—	3,676
Share-based compensation	2,352	16,056	14,226
Change in current assets and liabilities:
Accounts receivable, net	96	653	48,751
Bill receivables	106	721	3,089
Inventories	(4,295)	(29,320)	(22,191)
Prepaid expenses and other receivables	(3)	(19)	2,157
Accounts payable	(1,018)	(6,947)	(384)
Income taxes receivable	(3)	(19)	—
Income taxes payable	87	592	2,009
Accrued expenses and other liabilities	(968)	(6,607)	(3,406)

Net cash provided by operating activities	767	5,234	66,382
Cash flows from investing activities:
Payment for acquisitions of subsidiaries	(3,857)	(26,325)	(10,249)
Purchases of property and equipment	(242)	(1,651)	(430)

Net cash used in investing activities	(4,099)	(27,976)	(10,679)

Cash flows from financing activities:
Purchase of treasury stock	(2,577)	(17,593)	—
Proceeds of bank borrowings	24,366	166,319	—

Net cash provided by financing activities	21,789	148,726	—

Effect of exchange rate changes on cash	26	177	356

Net increase in cash	18,483	126,161	56,059
Cash at beginning of the period	97,764	667,320	686,379

Cash at end of the period	116,247	793,481	742,438

Supplementary cash flow information:
Interest paid	163	1,115	31
Income tax paid	437	2,983	518
Non-cash investing activities:
Stock issued for acquisition consideration payable, included in other liabilities	—	—	6,833

See accompanying unaudited notes to condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

	Cogo Group, Inc. Stockholders						Noncontrolling interest RMB’000	Total equity RMB’000
	Common Stock		Additional paid in capital RMB’000	Retained earnings RMB’000	Accumulated other comprehensive loss RMB’000	Treasury stock RMB’000
	No. of Shares	RMB’000
Balance as of January 1, 2010	35,770,025	3,258	1,221,538	604,464	(107,384)	(178,309)	8,455	1,552,022
Net income	—	—	—	23,761	—	—	273	24,034
Foreign currency translation adjustments	—	—	—	—	194	—	(55)	139
Issuance of common stock pursuant to share-based compensation plan	472,842	32	(32)	—	—	—	—	—
Share-based compensation	—	—	16,056	—	—	—	—	16,056
Purchase of treasury stock	(364,443)	—	—	—	—	(17,593)	—	(17,593)

Balance as of March 31, 2010	35,878,424	3,290	1,237,562	628,225	(107,190)	(195,902)	8,673	1,574,658

Balance as of March 31, 2010 (in USD)		482	181,307	92,037	(15,705)	(28,700)	1,271	230,693

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

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

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For the convenience of the reader, the March 31, 2010 RMB amounts, included in the accompanying unaudited condensed consolidated financial statements have been translated into United States dollars (“USD”) at the rate of USD1.00 = RMB6.8258. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any particular rate or at all.

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

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

EITF Issue No. 08-9- Milestone Method of Revenue Recognition

EITF 08-9 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this issue is limited to transactions involving research or development. The milestone method should not be applied to transactions within the scope of other authoritative literature on revenue recognition (i.e., construction contract accounting under ASC Subtopic 605-35). EITF 08-9 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The Company has evaluated that there are no significant impacts to the unaudited condensed consolidated financial statements.

Note 3 – Accounts Receivable, Net

	March 31,		December 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Accounts receivable	101,114	690,180	690,919
Less: allowance for doubtful accounts	(10,740)	(73,306)	(73,306)

Accounts receivable, net	90,374	616,874	617,613

An analysis of the allowance for doubtful accounts is as follows:

	Three Months ended March 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Balance as of January 1, 2010	10,740	73,306	37,314
Addition charged to allowance for doubtful accounts	—	—	3,676

Balance as of March 31,2010	10,740	73,306	40,990

Note 4 – Bills Receivable

To reduce the Group’s credit risk, the Group requires certain customers to pay for the sale of the Group’s products by bills receivable. Bills receivable are short-term notes receivable that are issued by a financial institution that entitles the Group to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Group has experienced no losses on bills receivable.

In certain circumstances, the Group has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount typically ranges from 2.1% to 5.0% of the balance transferred, which is recorded as interest expense.

For the three months ended March 31, 2010 and 2009, the Group received proceeds from the sale of bills receivable amounting to RMB18,733 thousand (USD2,744 thousand), and RMB14,814 thousand, respectively. In addition, the Group recorded discounts amounting to RMB145 thousand (USD21 thousand), and RMB41 thousand in respect of the bills receivable sold for the three months ended March 31, 2010 and 2009, respectively, which have been included in interest expense.

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of ASC 860, Transfers and Servicing. As of March 31, 2010 and December 31, 2009, the Group has derecognized discounted bills receivable amounting to RMB14,888 thousand (USD2,181 thousand) and RMB33,871 thousand, respectively in accordance with ASC 860.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note 5 – Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost of inventories comprises direct materials. Inventories by major categories are as follows:

	March 31,		December 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Raw materials	240	1,642	1,792
Finished goods	25,458	173,770	144,340

Total inventories	25,698	175,412	146,132

No inventories were written off during the quarter ended March 31, 2010. Inventories amounting to RMB2,700 thousand (USD395 thousand) was written off during the quarter ended March 31, 2009.

Note 6 – Property And Equipment, Net

Property and equipment is stated at cost less depreciation and if applicable, impairment. Property and equipment consists of the following:

	March 31,		December 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Property and equipment, at cost	5,793	39,540	37,984
Less: accumulated depreciation	(3,666)	(25,021)	(23,578)

Property and equipment, net	2,127	14,519	14,406

Note 7 – Goodwill And Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the period ended March 31, 2010 is as follows:

	Goodwill	Intangible Assets	Total
	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2010	196,858	115,804	312,662
Amortization of intangible assets	—	(5,451)	(5,451)

Balance as of March 31, 2010	196,858	110,353	307,211

Balance as of March 31, 2010 (in USD)	28,840	16,167	45,007

Note 8 – Bank Borrowings And Banking Facilities

On October 7, 2005, the Group entered into a USD5,000 thousand credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 thousand as of December 31, 2009 and March 31, 2010, and bears interest ranging from HIBOR + 1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB and no commitment fee is required for this facility. The outstanding loan balance under the SCB facility was RMB32,428 thousand (USD4,751 thousand) and RMB31,040 thousand as of March 31, 2010 and December 31, 2009 respectively.

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On January 17, 2008 and on October 10, 2008, the facility with the BOC was increased to USD14,000 thousand and USD41,000 thousand, respectively. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR +2.25% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC and no commitment fee is required for this facility. As of March 31, 2010 and December 31, 2009, the outstanding loan balances under the BOC facility were RMB96,349 thousand (USD14,115 thousand) and RMB33,957 thousand, respectively.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On November 18, 2009, the Group entered into a RMB65,000 thousand credit facility with Guangdong Development Bank Shenzhen Branch (“GDB Shenzhen”). The facility is valid for 12 months commencing November 18, 2009 and terminates on November 17, 2010, and loans under the facility bear interest at the 3-month LIBOR +1.5% and no commitment fee is required for this facility. GDB Shenzhen may terminate the facility if the Group does not regain its ability to perform its obligations and cannot provide guarantees acceptable to GDB Shenzhen within 30 days after it ceases performing its obligations. No minimum guarantee deposits are required. As of March 31, 2010 and December 31, 2009, the outstanding loan balance under the GDB Shenzhen facility was RMB27,329 thousand (USD4,004 thousand) and RMB54,405 thousand, respectively.

On January 22, 2010, the Group entered into a Credit Extension Agreement with Guangdong Development Bank Macau Branch (“GDB Macau”) which established a revolving secured trade finance term loan under which the Group may borrow up to Hong Kong Dollars (“HKD”) 150,000 thousand or its equivalent amount in USD for the purpose of purchasing goods. The credit extension is valid for 12 months commencing January 22, 2010, and loans under the Credit Extension Agreement bear an interest rate of 3-month LIBOR or HIBOR rate plus 1.5% per annum, depending on the drawdown currency. As of March 31, 2010, the outstanding loan balance under the GDB Macau facility was RMB129,692 thousand (USD19,000 thousand).

As of March 31, 2010, the weighted average interest rate on the outstanding bank borrowings was 2.1% (2009: 2.0%).

Note 9 – Accrued Expenses And Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,		December 31, 2009
	2010	2010
	USD’000	RMB’000	RMB’000
Legal and professional fees	693	4,733	4,305
Accrued staff related costs	133	909	7,967
Payables for acquisitions (Note a)	13,921	95,023	121,453
Other accruals	647	4,413	4,283

Accrued expenses and other liabilities	15,394	105,078	138,008

Note a The balance at March 31, 2010 represents amounts payable in relation to the Group’s acquisitions of Long Rise Holdings Limited (“Long Rise”) and Mega Smart Group Limited (“Mega Smart”) amounting to RMB56,601 thousand (USD8,292 thousand) and RMB38,422 thousand (USD5,629 thousand) respectively.

The amounts payable in relation to the acquisition of Mega Smart are expected to be settled within one year. Consideration payable in relation to the acquisition of Long Rise is expected to be settled in 2010 and 2011. Amounts payable in relation to the acquisitions are non-interest bearing.

Note 10 – Share-Based Compensation

During the three months ended March 31, 2010 and 2009, the Company recognized share-based compensation expense for awards issued under the 2006 Incentive Plan and the 2009 Omnibus Securities and Incentive Plan (the “2009 Incentive Plan”) of RMB16,056 thousand (USD2,352 thousand) and RMB14,226 thousand, respectively. No options and stock warrants were issued during the three months ended March 31, 2010 and 2009. As of March 31, 2010, no stock warrants were outstanding. A detailed description of the Company’s share-based compensation awards is included in the Company’s Form 10-K for the year ended December 31, 2009.

(a) Options under the 2004 Incentive Plan

Under the Company’s 2004 Incentive Plan, the Company issued options to purchase shares of the Company’s common stock. The options granted under the 2004 Incentive Plan had a weighted average exercise price per option of USD4.08 and weighted average remaining contractual term of approximately 5 years. During the three months ended March 31, 2010, 7,500 options under the 2004 Incentive Plan were exercised. No options were exercised during the three months ended March 31, 2009. As of March 31, 2010, 1,184,769 options were outstanding under the 2004 Incentive Plan.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(b) Non-vested share units

A summary of non-vested share units activity is as follows:

	2006 Incentive Plan		2009 Incentive Plan
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
		USD		USD
Balance as of January 1, 2010	1,309,164	5.70	—	—
Granted on January 29, 2010	932,763	6.36	1,167,237	6.36
Vested	(399,319)	5.43	—	—

Balance as of March 31, 2010	1,842,608	6.09	1,167,237	6.36

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended March 31,
	2010	2009
	RMB’000	RMB’000
Numerator for basic and diluted earnings per share:
Net income attributable to Cogo Group, Inc.	23,761	10,624

Denominator:
Basic weighted average shares	37,144,442	35,929,788
Effect of dilutive non-vested equity share units, performance shares, options and warrants	1,023,593	1,334,312

Diluted weighted average shares	38,168,035	37,264,100

	RMB	RMB
Basic earnings per share:	0.64	0.30
Diluted earnings per share:	0.62	0.29

Non-vested equity share units, performance shares, and options and warrants amounting to approximately 418 thousand shares and 766 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive for the three months ended March 31, 2010 and 2009.

Note 12 – Operating Segment Information

Segment information is as follows:

	Three Months ended March 31,
	2010	2009
	RMB’000	RMB’000

Net revenue
Product sales
Segment revenue from external customers
Digital media	321,191	270,089
Telecommunications equipment	133,564	110,477
Industrial business	92,091	46,939
Inter-segment revenue	—	—

	546,846	427,505
Service revenue
Segment revenue from external customers	5,953	4,797
Inter-segment revenue	4,009	5,125

	9,962	9,922
Inter-company elimination	(4,009)	(5,125)

	5,953	4,797

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Total net revenue	552,799	432,302

Income from operations
Product sales	33,562	18,537
Services revenue	892	136
Unallocated (note i)	(9,940)	(9,001)

Total income from operations	24,514	9,672
Interest expense	(1,115)	(31)
Interest income	3,294	2,603

Earnings before income taxes	26,693	12,244

	March 31, 2010	December 31, 2009
	RMB’000	RMB’000
Total assets
Product sales	1,993,842	1,851,356
Service revenue	72,720	66,444
Unallocated (note ii)	3,631	3,727

	2,070,193	1,921,527

Note i: Unallocated income from operations includes items such as corporate staff and overheads.

Note ii: Unallocated assets mainly includes cash for corporate use.

Note 13 – Comprehensive Income

The following table reconciles equity attributable to noncontrolling interest:

	Three Months ended March 31,
	2010	2009
	RMB’000	RMB’000
Beginning balance	8,455	5,511
Net income attributable to noncontrolling interest	273	243
Foreign currency translation adjustments	(55)	8

Ending balance	8,673	5,762

Note 14 – Fair Value Measurement

The fair values of pledged bank deposits, accounts receivable, accounts payable, bank borrowings and accrued expenses and other liabilities approximated the respective carrying amounts because of the short maturity of these instruments. The Group adopted ASC 820-10, for the nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis, prospectively effective January 1, 2009. The nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, the Group may have additional disclosure requirements in the event we incur impairment of our assets in future periods.

Note 15 – Subsequent Events

On April 23, 2010 and April 28, 2010, the Group entered into a general banking facility (the “Banking Facility”) and a factoring agreement (the “Factoring Agreement”) with BOC respectively.

The Banking Facility established a secured facility under which the Group may borrow up to USD31,000 thousand which consisted of the following:

(1) Overdraft (“O/D”): the maximum facility amount is USD1,000 thousand or its equivalent amount in HKD. It bears interest rate at 2% per annum plus the HIBOR or USD LIBOR depending on the currency of the O/D.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(2) Combined Facilities: the maximum facility amount is USD30,000 thousand, including standby letters of credit (“L/C”) or letters of guarantee with the facility amount of USD500 thousand, outward documentary bills or L/C discount against acceptance with facility amount of USD25,000 thousand and other facility instruments.

The Group provided a deposit for the total principal amount of not less than USD15,000 thousand to secure general banking facilities from time to time or at any time granted or to be granted by BOC to the Group to such extent as BOC may from time to time deem fit.

Additionally, the Banking Facility requires that the Company remain the ultimate holding company of the Group with not less than 50% of the equity interest, and the Company shall maintain its tangible net worth at not less than RMB700,000 thousand as well as its NASDAQ listing status.

Pursuant to the Factoring Agreement, BOC granted the Group a line of credit of up to USD30,000 thousand or its equivalent amount in HKD. The factoring facility bears an interest rate of 2% per annum above the HIBOR or USD LIBOR, depending on the currency in which the borrowings are denominated.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with Cogo Group, Inc. (the “Company”) and its subsidiaries’ (together, “we,” “us,” “our” or the “Group”) unaudited condensed consolidated financial statements for the period ended March 31, 2010 and 2009 as well as the Group’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Group’s Form 10-K for the year ended December 31, 2009.

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

Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in China. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ requirements. In addition, in 2006, we began offering technology and engineering services in China and in 2007, we began offering software design services in China.

We focus on the digital media, telecommunications equipment and industrial business end-markets in China. In the digital media end-market, we provide mobile handset and module solutions for functionalities such as CMMB mobile TV, motion sensor, camera, power supply and Bluetooth as well as solutions for high definition digital set-top box, GPS applications and solutions for Smartbook. In the telecommunications equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-market, which commenced in the beginning of 2008, we provide industrial solutions for the green energy, smart meter, smart grid, railways and auto-electronics sectors. Currently, we have over 1,400 customers, including a many of the most established manufacturers in the digital media, telecommunications equipment and industrial business end-markets in China such as ZTE, TCL and BYD. We work with original equipment manufacturers, or OEMs, as well as subsystem designers and contract manufacturers to provide solutions to support industry leader like Huawei. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Sandisk, Freescale and Atmel. Additionally, in October 2006, we became one of the first China-based companies to license software technology and have access to selected source codes directly from Microsoft.

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

Principal Factors Affecting Our Results of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the first quarter of 2010, industrial business related sales, which have generally higher profit margins than our digital module related sales and our telecommunications equipment module related sales, constituted a significantly greater portion of our total net revenue as compared to the previous quarters.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2008, we began targeting the industrial business end-market by providing industrial solutions for the green energy and auto-electronics sectors. Since then the revenues generated from this market have grown from 10.9% of our revenue in the first quarter of 2009 to 16.6% of our revenue in the first quarter of 2010. We anticipate that sales related to the industrial business end-markets will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to different market conditions, the level of consumer and information technology spending has declined and reduced the demand for our mobile handsets since the third quarter of 2008. Furthermore, our profit margins have been reduced since we strategically lowered our pricing in order to grow the business in a slowing economic environment. Our other businesses, such as industrial business and digital medial products, continue to show solid growth, driven by stable infrastructure investments in the PRC.

Net Revenue

Product sales

For our product sales segment, we do not charge our customers an independent design fee. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. Our net revenue is net of a 17% value-added tax, or VAT. Costs incurred for the design of modules are expensed as incurred and recorded as research and development expense in the Company’s consolidated statements of income and comprehensive income.

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

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Sandisk (flash memory), Matsushita (switches), Freescale Semiconductor (automotive solutions) and Atmel (industrial solutions). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of March 31, 2010, we had approximately 236 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the telecommunications equipment, industrial business and digital media industries.

Noncontrolling Interest

Noncontrolling interest consisted of 30% and 40% of the outstanding equity interest in Long Rise and Comtech Digital Technology (Hong Kong) Limited (“Comtech Digital”), respectively. For the quarter ended March 31, 2010, approximately 5.8% of our total net revenue was generated through Long Rise. Comtech Digital was established in March 2010 and no revenue was generated for the first quarter of 2010.

Taxation

The Company and the subsidiaries file separate income tax returns.

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

Hong Kong

The Company’s subsidiaries that are incorporated in Hong Kong are subject to a Hong Kong profits tax. The applicable profits tax rate is 16.5% for 2009 and 2010. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%. In addition, Shenzhen Comtech, Comtech Communication, Comtech Software, Comloca Technology (Shenzhen) Company Limited (“Comloca”), Epcot Multimedia Technology (SZ) Co. Ltd. (“Epcot”), Shenzhen Huameng Software Company Limited (“Huameng PRC”) and Viewtran Technology (Shenzhen) Co., Limited (“Viewtran PRC”) (collectively the “Shenzhen Subsidiaries), being located in the Shenzhen Special Economic Zone in the PRC, were subject to a reduced tax rate of 15%. Since the Shenzhen Subsidiaries agreed to operate for a minimum of 10 years in the PRC, the Shenzhen Subsidiaries were each entitled to a tax holiday of two-year tax exemption followed by three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses of the respective Shenzhen Subsidiaries.

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

In 2010, Mega Smart (Shenzhen) and Mega Sky (Shenzhen) were entitled to a two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year. In addition, Shanghai E&T, Shanghai Comtech, Keen Awards Beijing (“Keen Awards”) and R&E Microelectronics are subject to the corporate income tax rate of 25% under the CIT law.

As a result of the above incentives, our operations have historically been subject to relatively low tax liabilities, which increase in the near future. Our effective tax rate was 10.0% and 11.3% in the quarter ended March 31, 2010 and 2009, respectively. Included in the income tax expense for the quarter ended March 31, 2010 was deferred income tax benefit of RMB899 thousand (USD132 thousand) as a result of the amortization of intangible assets of RMB5,451 thousand (USD799 thousand).

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Three Months ended March 31,
	2010	2009
	RMB’000	RMB’000
Net revenue
Product sales
Digital media	321,191	270,089
Telecommunications equipment	133,564	110,477
Industrial business	92,091	46,939
Services revenue	5,953	4,797

Total net revenue	552,799	432,302

Net Revenue. Total net revenue increased by RMB120,497 thousand (USD17,563 thousand), or 27.9% in the three months ended March 31, 2010 when compared to the corresponding period in 2009. The increase was mainly due to the continued expansion in all end-markets.

Product Sales

Details of product sales by market type are as follows:

	Three Months ended March 31,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	47,055	321,191	58.1%	270,089	62.4%	18.9%
Telecommunications equipment	19,568	133,564	24.2%	110,477	25.6%	20.9%
Industrial business	13,492	92,091	16.6%	46,939	10.9%	96.2%

Total product sales	80,115	546,846	98.9%	427,505	98.9%	27.9%

Product sales for the three months ended March 31, 2010 was RMB546,846 thousand (USD80,115 thousand), or RMB119,341 thousand, or 27.9% higher than the corresponding period in 2009. Digital media sales increased by RMB51,102 thousand (USD7,487 thousand), or 18.9%; telecommunications equipment related sales increased by RMB23,087 thousand (USD3,382 thousand), or 20.9%; and industrial business related sales increased by RMB45,152 thousand (USD6,615 thousand), or 96.2%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, the increased sales volume as a result of growing demand and the promising new lines of business such as automotive, HDTV, smart meters, smart grid and 3G handset assess.

Services Revenue.

Services revenue is as follows:

	Three Months ended March 31,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Services revenue	872	5,953	1.1%	4,797	1.1%	24.1%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The increase of RMB1,156 thousand (USD169 thousand), or 24.1%, was mainly attributable to more sales generated from software design services for the quarter end March 31, 2010, as compared to same period of 2009 due to the continued increase in demand resulting from shortages of supply in the market since the first quarter of 2009.

Gross Profit. Gross profit was RMB78,078 thousand (USD11,439 thousand) in the three months ended March 31, 2010, an increase of RMB16,638 thousand (USD2,447 thousand), or 27.1% when compared to RMB61,440 thousand in the corresponding period in 2009. Gross margin was 14.1% in the three months ended March 31, 2010, compared to 14.2% in the corresponding period in 2009. The increase in gross profit was primarily attributable to the increased sales volume in all end-markets. The decreased gross margin was mainly due to the change in revenue mix, of which the digital meda and telecommunications equipment related sales had a relatively lower margin.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB53,591 thousand (USD7,852 thousand) in the three months ended March 31, 2010, or 3.5% higher than the corresponding period in 2009. The expenses for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months ended March 31,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
	USD’000	RMB’000		RMB’000
Selling expenses	1,413	9,646	1.8%	11,168	2.6%	(13.6)%
General and administrative expenses	4,090	27,914	5.0%	24,589	5.7%	13.5%
R&D expenses	2,349	16,031	2.9%	16,044	3.7%	(0.1)%

Total	7,852	53,591	9.7%	51,801	12.0%	3.5%

Selling, General and Administrative Expenses. The decrease in selling expenses in the three months ended March 31, 2010 of RMB1,522 thousand (USD223 thousand), or 13.6%, was mainly attributable to a charge for doubtful account of RMB3,676 thousand for the three months ended March 31, 2009 as compared to no increase in the allowance for the same period of 2010. The additional charge for doubtful accounts in 2009 was due to certain receivable balances being overdue in which the assessment of recoverability is remote. The decrease in selling expenses was offset in part by increase in product logistics, such as transportation and warehousing changes as a result of licensed sales volume.

The increase in general and administrative expenses of RMB3,325 thousand (USD487 thousand), or 13.5%, was primarily attributable to an increase in staff cost of RMB2,075 thousand (USD304 thousand), and other general administrative expenses, such as office rental due to an increase in headcount as a result of our acquisition of Mega Smart in May 2009.

R&D Expenses. R&D expenses decreased in the three months ended March 31, 2010 by RMB13 thousand (USD2 thousand), or 0.1%, as compared to the corresponding period in 2009. The R&D expenses mainly consist of staff cost and R&D facility charges and the amount was consistent in the quarter ended March 31, 2010 when compared to the same period of 2009.

Interest Expense. Interest expense increased in the three months ended March 31, 2010 by RMB1,084 thousand (USD159 thousand) or 3,496.8%, as compared to the corresponding period in 2009. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the three months ended March 31, 2010 amounted to RMB3,294 thousand (USD483 thousand), compared to RMB2,603 thousand in the corresponding period in 2009. The increase was mainly attributable to an increase in average bank deposits as compared to the corresponding period in 2009.

Income Tax Expense. The effective income tax rate for the three months ended March 31, 2010 and 2009 was 10.0% and 11.3%, respectively. The decrease in effective income tax rate was due to the commencement of tax holidays for certain entities in the PRC.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the three months ended March 31, 2010 was RMB23,761 thousand (USD3,481 thousand), as compared to RMB10,624 thousand in the corresponding period in 2009. We reported basic per share earnings of RMB0.64 (USD0.09) and diluted earnings per share of RMB0.62 (USD0.09) for the three months ended March 31, 2010, as compared to basic earnings per share of RMB0.30 and diluted earnings per share of RMB0.29 for the corresponding period in 2009.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three to four months. Accordingly, working capital, being current assets less current liabilities, is needed to fund this timing difference.

As at March 31, 2010, apart from the cash payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of March 31, 2010, we had approximately RMB793,481 thousand (USD116,247 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, increased operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of March 31, 2010, we had working capital of RMB1,270,720 thousand (USD186,165 thousand) including RMB793,481 thousand (USD116,247 thousand) in cash, as compared with working capital of RMB1,243,646 thousand including RMB667,320 thousand in cash as of December 31, 2009.

Operating activities provided cash of RMB5,234 thousand (USD767 thousand) for the three months ended March 31, 2010, compared to cash generated of RMB66,382 thousand for the three months ended March 31, 2009. The decrease in cash provided by operating activities as compared to the prior year was primarily due to an increase in cash paid to inventory purchases of RMB29,320 thousand (USD4,295 thousand) near the end of March 2010 to meet expected demand in the coming months.

Investing activities used RMB27,976 thousand (USD4,099 thousand) for the three months ended March 31, 2010, mainly for payments for acquisitions of subsidiaries of RMB26,325 thousand (USD3,857 thousand) and purchases of property and equipment of RMB1,651 thousand (USD242 thousand). Investing activities used RMB10,679 thousand (USD1,563 thousand) during the first quarter of 2009, mainly for payments for the acquisitions of subsidiaries of RMB10,249 (USD1,500 thousand).

Financing activities provided cash of RMB148,726 thousand (USD21,789 thousand) for the three months ended March 31, 2010, primarily for proceed from bank borrowings of RMB166,319 thousand (USD24,366 thousand), partly offset by purchase of treasury stock of RMB17,593 thousand (USD2,577 thousand).

Indebtedness

On October 7, 2005, the Group entered into a USD5,000 thousand credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 thousand as of December 31, 2009 and March 31, 2010, and bears interest ranging from HIBOR + 1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB and no commitment fee is required for this facility. The outstanding loan balance under the SCB facility was RMB32,428 thousand (USD4,751 thousand) and RMB31,040 thousand as of March 31, 2010 and December 31, 2009 respectively.

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On January 17, 2008 and on October 10, 2008, the facility with the BOC increased to USD14,000 thousand and USD41,000 thousand, respectively. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR +2.25% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC and no commitment fee is required for this facility. As of March 31, 2010 and December 31, 2009, the outstanding loan balances under the BOC facility were RMB96,349 thousand (USD14,115 thousand) and RMB33,957 thousand, respectively.

On November 18, 2009, the Group entered into a RMB65,000 thousand credit facility with Guangdong Development Bank Shenzhen Branch (“GDB Shenzhen”). The facility is valid for 12 months commencing November 18, 2009 and terminating on November 17, 2010, and loans under the Facility bear interest at the 3-month LIBOR rate, plus 150 basis points and no commitment fee is required for this facility. GDB Shenzhen may terminate the facility if the Group does not regain its ability to perform its obligations and cannot provide guarantees acceptable to GDB Shenzhen within 30 days after it ceases performing its obligations. No minimum guarantee deposits are required. As of March 31, 2010 and December 31, 2009, the outstanding loan balance under the GDB Shenzhen facility was RMB27,329 thousand (USD4,004 thousand) and RMB54,405 thousand, respectively.

On January 22, 2010, the Group entered into a Credit Extension Agreement with Guangdong Development Bank Macau Branch (“GDB Macau”) which established a revolving secured trade finance term loan under which the Group may borrow up to Hong Kong Dollars (“HKD”) 150,000 thousand or its equivalent amount in USD for the purpose of purchasing goods. The credit extension is valid for 12 months commencing January 22, 2010, and loans under the Credit Extension Agreement bear an interest rate of 3-month LIBOR or HIBOR rate plus a 1.5% per annum, depending on the drawdown currency. As of March 31, 2010, the outstanding loan balance under the GDB Macau facility was RMB129,692 thousand (USD19,000 thousand).

On April 23, 2010 and April 28, 2010, the Group entered into a general banking facility (the “Banking Facility”) and a factoring agreement (the “Factoring Agreement”) with BOC respectively.

The Banking Facility established a secured facility under which the Group may borrow up to USD31,000 thousand which consisted of the following:

(1) Overdraft (“O/D”): the maximum facility amount is USD1,000 thousand or its equivalent amount in HKD. It bears interest rate at 2% per annum plus the HIBOR or USD LIBOR depending on the currency of the O/D.

(2) Combined Facilities: the maximum facility amount is USD30,000 thousand, including standby letters of credit (“L/C”)/ letters of guarantee with the facility amount of USD500 thousand, outward documentary bills/ L/C discount against acceptance with facility amount of USD25,000 thousand and other facility instruments.

The Group provided a deposit for the total principal amount of not less than USD15,000 thousand to secure general banking facilities from time to time or at any time granted or to be granted by BOC to the Group to such extent as BOC may from time to time deem fit.

Additionally, the Banking Facility requires that the Company remain the ultimate holding company of the Group with not less than 50% of the equity interest, and the Company shall maintain its tangible net worth at not less than RMB700,000 thousand as well as its NASDAQ listing status.

Pursuant to the Factoring Agreement, BOC granted the Group a line of credit of up to USD30,000 thousand or its equivalent amount in HKD. The factoring facility bears an interest rate of 2% per annum above the HIBOR or USD LIBOR, depending on the currency in which the borrowings are denominated.

As of March 31, 2010, the weighted average interest rate on the outstanding bank borrowings was 2.1% (2009: 2.0%).

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we are entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 2.1% to 5.0% of the balance transferred, which is recorded as interest expense. For the quarter ended March 31, 2010, we had received proceeds from the sales of the bills receivable amounting to RMB18,733 thousand (USD2,744 thousand), compared with RMB14,814 thousand for the same period last year.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of March 31, 2010, the exchange rate of RMB to $1 was RMB6.8258.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of March 31, 2010 and December 31, 2009, we have cash denominated in U.S. dollars amounting to RMB275,225 thousand (USD40,321 thousand) and RMB149,399 thousand. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB194 thousand (USD28 thousand) for the quarter ended March 31, 2010. We do not currently engage in hedging activities and as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB285,798 thousand (USD41,870 thousand) as of March 31, 2010. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB2,858 thousand (USD419 thousand). The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10- K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b) Exhibits

Exhibit No.	Document Description

10.1	Credit Extension Agreement by and between Guangdong Development Bank and Comtech International (Hong Kong) Limited, dated January 22, 2010. (1)

10.2	Maximum Pledge Contract by and between Shenzhen Futian Branch of Guangdong Development Bank and Comtech Software Technology (Shenzhen) Company Limited, dated January 22, 2010. (1)

10.3	Confirmation Letter of Bank of China (Hong Kong) Limited, dated April 23, 2010.

10.4	Facility Letter by and between Bank of China and Comtech Broadband Corporation Limited, Comtech International (Hong Kong) Limited, Keen Awards Limited and Hong Kong JJT Limited, dated March 19, 2010.

10.5	General Terms and Conditions for Banking Facilities.

10.6	Confirmation Letter of Bank of China (Hong Kong) Limited, dated April 28, 2010.

10.7	Factoring Agreement by and between Bank of China (Hong Kong) Limited and Comtech Broadband Corporation Limited, dated April 28, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGO GROUP, INC.

May 7, 2010	By:	/S/ JEFFREY KANG
Jeffrey Kang
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2010	By:	/S/ FRANK ZHENG
Frank Zheng
Chief Financial Officer
(Principal Financial Officer)