Form 10-Q
period 2010-06-30
Cogo Group, Inc.
filed 2010-08-06
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

On August 2, 2010 the Registrant had 40,552,178 shares of Common Stock issued and 35,355,018 shares of Common Stock issued and outstanding.

Cogo Group, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009

	June 30, 2010		December 31, 2009
	USD’000	RMB’000	RMB’000
Assets
Current assets:
Cash	129,433	877,751	667,320
Pledged bank deposits	17,000	115,286	116,040
Accounts receivable, net	91,688	621,779	617,613
Bills receivable	6,524	44,241	17,592
Inventories	35,293	239,339	146,132
Income taxes receivable	181	1,229	1,263
Prepaid expenses and other receivables	4,168	28,263	28,083

Total current assets	284,287	1,927,888	1,594,043
Property and equipment, net	2,313	15,683	14,406
Goodwill and intangible assets, less accumulated amortization, RMB111,736 thousand (USD16,477 thousand) in 2010 and RMB100,834 thousand in 2009	44,497	301,760	312,662
Other assets	174	1,178	416

Total Assets	331,271	2,246,509	1,921,527

Liabilities and equity
Current liabilities:
Accounts payable	10,569	71,677	81,140
Bank borrowings	69,877	473,866	119,402
Income taxes payable	1,622	11,001	11,847
Accrued expenses and other liabilities	11,537	78,240	138,008

Total current liabilities	93,605	634,784	350,397
Deferred tax liabilities	2,552	17,309	19,108

Total liabilities	96,157	652,093	369,505
Equity
Common stock:
Par value: USD0.01
Authorized: 200,000,000 shares
Issued: 40,552,178 shares
Outstanding: 35,385,018 shares in 2010
35,770,025 shares in 2009	485	3,290	3,258
Additional paid in capital	185,091	1,255,197	1,221,538
Retained earnings	96,643	655,383	604,464
Accumulated other comprehensive loss	(16,155)	(109,555)	(107,384)

	266,064	1,804,315	1,721,876
Less cost of common stock in treasury, 5,167,160 shares in 2010 and 4,309,311 shares in 2009	(32,236)	(218,618)	(178,309)

Total Cogo Group, Inc. equity	233,828	1,585,697	1,543,567
Noncontrolling interest	1,286	8,719	8,455

Total equity	235,114	1,594,416	1,552,022

Total liabilities and equity	331,271	2,246,509	1,921,527

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended

June 30, 2010 and 2009

	Three Months ended June 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	89,727	608,485	495,366
Services revenue	1,253	8,496	7,263

	90,980	616,981	502,629
Cost of sales
Cost of goods sold	(77,095)	(522,818)	(425,147)
Cost of services	(1,015)	(6,882)	(5,856)

	(78,110)	(529,700)	(431,003)

Gross profit	12,870	87,281	71,626
Selling, general and administrative expenses	(5,868)	(39,796)	(40,058)
Research and development expenses	(2,800)	(18,991)	(16,076)
Other operating income	1	9	286

Income from operations	4,203	28,503	15,778
Interest expense	(246)	(1,666)	(478)
Interest income	515	3,493	4,369

Earnings before income taxes	4,472	30,330	19,669
Income tax expense	(448)	(3,040)	(2,045)

Net income	4,024	27,290	17,624
Less net income attributable to noncontrolling interest	(19)	(132)	(327)

Net income attributable to Cogo Group, Inc.	4,005	27,158	17,297

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Basic	0.11	0.73	0.48
Diluted	0.11	0.71	0.46

Weighted average number of common shares outstanding
Basic		37,133,304	36,330,036
Diluted		38,045,705	37,698,805

	Three Months ended June 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Comprehensive income:
Net income	4,024	27,290	17,624
Other comprehensive income
Foreign currency translation adjustments	(329)	(2,235)	(230)
Comprehensive income
Less: comprehensive income attributable to noncontrolling interest	(7)	(46)	(325)

Comprehensive income attributable to Cogo Group, Inc.	3,688	25,009	17,069

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended

June 30, 2010 and 2009

	Six Months ended June 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	170,365	1,155,331	922,871
Services revenue	2,131	14,449	12,060

	172,496	1,169,780	934,931
Cost of sales
Cost of goods sold	(146,393)	(992,766)	(792,055)
Cost of services	(1,719)	(11,655)	(9,810)

	(148,112)	(1,004,421)	(801,865)

Gross profit	24,384	165,359	133,066
Selling, general and administrative expenses	(11,407)	(77,356)	(75,815)
Research and development expenses	(5,164)	(35,022)	(32,120)
Other operating income	5	36	319

Income from operations	7,818	53,017	25,450
Interest expense	(410)	(2,781)	(509)
Interest income	1,001	6,787	6,972

Earnings before income taxes	8,409	57,023	31,913
Income tax expense	(840)	(5,699)	(3,422)

Net income	7,569	51,324	28,491
Less net income attributable to noncontrolling interest	(60)	(405)	(570)

Net income attributable to Cogo Group, Inc.	7,509	50,919	27,921

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Basic	0.20	1.37	0.77
Diluted	0.20	1.34	0.74

Weighted average number of common shares outstanding
Basic		37,088,817	36,127,454
Diluted		38,070,100	37,481,300

	Three Months ended June 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Comprehensive income:
Net income	7,569	51,324	28,491
Other comprehensive income
Foreign currency translation adjustments	(309)	(2,096)	494
Comprehensive income
Less: comprehensive income attributable to noncontrolling interest	(39)	(264)	(576)

Comprehensive income attributable to Cogo Group, Inc.	7,221	48,964	28,409

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009

	Six Months ended June 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	7,569	51,324	28,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	447	3,031	2,862
Amortization of intangible assets	1,608	10,902	15,121
Deferred income taxes	(265)	(1,799)	(2,387)
Loss on disposal of property and equipment	52	353	48
Share-based compensation	4,968	33,691	29,138
Change in current assets and liabilities:
Accounts receivable, net	(1,158)	(7,854)	(31,558)
Bills receivable	(3,930)	(26,649)	3,653
Inventories	(13,949)	(94,594)	(49,974)
Prepaid expenses and other receivables	(147)	(999)	2,058
Accounts payable	(1,288)	(8,734)	(12,770)
Income taxes payable	(115)	(778)	(154)
Accrued expenses and other liabilities	(1,137)	(7,712)	(857)

Net cash used in operating activities	(7,345)	(49,818)	(16,329)
Cash flows from investing activities:
Payment for acquisitions of subsidiaries	(7,606)	(51,578)	(10,249)
Purchases of property and equipment	(691)	(4,688)	(718)

Net cash used in investing activities	(8,297)	(56,266)	(10,967)

Cash flows from financing activities:
Proceeds of bank borrowings, net	52,736	357,630	30,351
Proceeds from exercise of stock options	—	—	307
Purchase of treasury stock	(5,944)	(40,309)	—

Net cash provided by financing activities	46,792	317,321	30,658

Effect of exchange rate changes on cash	(119)	(806)	208

Net increase in cash	31,031	210,431	3,570
Cash at beginning of the period	98,403	667,320	686,379

Cash at end of the period	129,434	877,751	689,949

Supplementary cash flow information:
Interest paid	410	2,781	509
Income tax paid	959	6,502	5,963
Non-cash investing activities:
Stock issued for acquisition consideration payable, included in other liabilities	—	—	6,833
Acquisition of Mega Smart included in accrued expenses and other liabilities	—	—	122,415

See accompanying unaudited notes to condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2010

			Cogo Group, Inc. Stockholders
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interest	Total equity
	No. of Shares	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2010	35,770,025	3,258	1,221,538	604,464	(107,384)	(178,309)	8,455	1,552,022
Net income	—	—	—	50,919	—	—	405	51,324
Foreign currency translation adjustments	—	—	—	—	(2,171)	—	(141)	(2,312)
Issuance of common stock pursuant to share-based compensation	472,842	32	(32)	—	—	—	—	—
Share-based compensation	—	—	33,691	—	—	—	—	33,691
Purchase of treasury stock	(857,849)	—	—	—	—	(40,309)	—	(40,309)

Balance as of June 30, 2010	35,385,018	3,290	1,255,197	655,383	(109,555)	(218,618)	8,719	1,594,416

Balance as of June 30, 2010 (in USD)		485	185,091	96,643	(16,155)	(32,236)	1,286	235,114

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis Of Presentation

The unaudited condensed consolidated financial statements of Cogo Group, Inc. (the “Company”) and its subsidiaries (the “Group”), include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Group’s consolidated financial position, results of operations and cash flows for all periods presented.

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

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For the convenience of the reader, the June 30, 2010 RMB amounts, included in the accompanying unaudited condensed consolidated financial statements have been translated into United States dollars (“USD”) at the rate of USD1.00 = RMB6.7815. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any particular rate or at all.

Note 2 – Summary Of Significant Accounting Policies

ASU 2009-13, Revenue Recognition (ASC 605) – Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements

In September 2009, the FASB reached a consensus on ASU 2009-13, Revenue Recognition (ASC 605) – Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (ASC 985) – Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the two ASUs should not have a significant impact on the consolidated financial statements of the Company.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

EITF Issue No. 08-9- Milestone Method of Revenue Recognition

EITF 08-9 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this issue is limited to transactions involving research or development. The milestone method should not be applied to transactions within the scope of other authoritative literature on revenue recognition (i.e., construction contract accounting under ASC Subtopic 605-35). EITF 08-9 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The Company has evaluated this ASU and determined that there is no significant impact from the adoption of this ASU on the consolidated financial statements of the Company.

Note 3 – Accounts Receivable, Net

	June 30,		December 31, 2009
	2010	2010
	USD’000	RMB’000	RMB’000
Accounts receivable	102,498	695,087	690,919
Less: allowance for doubtful accounts	(10,810)	(73,308)	(73,306)

Accounts receivable, net	91,688	621,779	617,613

An analysis of the allowance for doubtful accounts is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning Balance	73,306	40,990	73,306	37,314
Addition charged to allowance for doubtful accounts	324	—	324	—
Write back on allowance for doubtful accounts	(322)	13,660	(322)	17,336

Ending Balance	73,308	54,650	73,308	54,650

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

The Group has not discounted any bills during the three months ended June 30, 2010. The Group discounted bills receivable amounting to RMB14,313 thousand, recording RMB14,253 thousand proceeds received from the sale of bills and recorded a discount of RMB60 thousand in interest expense accordingly for the three months ended June 30, 2009.

For the six months ended June 30, 2010 and 2009, the Group received proceeds from the sale of bills receivable amounting to RMB18,733 thousand (USD2,744 thousand) and RMB29,067 thousand, respectively. In addition, the Group recorded discounts amounting to RMB145 thousand (USD21 thousand) and RMB101 thousand in respect of the bills receivable sold for the six months ended June 30, 2010 and 2009, respectively, which have been included in interest expense.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of ASC 860, Transfers and Servicing. As of June 30, 2010 and December 31, 2009, the Group has derecognized discounted bills receivable amounting to RMB773 thousand (USD114 thousand) and RMB33,871 thousand, respectively in accordance with ASC 860.

Note 5 – Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost of inventories comprises direct materials. Inventories by major categories are as follows:

	June 30,		December 31, 2009
	2010	2010
	USD’000	RMB’000	RMB’000
Raw materials	85	576	1,792
Finished goods	35,208	238,763	144,340

Total inventories	35,293	239,339	146,132

Inventories amounting to RMB2,600 thousand (USD383 thousand) were written off during the three months and six months ended June 30, 2010. Inventories amounting to nil and RMB2,700 thousand were written off during the three months and six months ended June 30, 2009, respectively.

Note 6 – Property And Equipment, Net

Property and equipment is stated at cost less depreciation and if applicable, impairment. Property and equipment consists of the following:

	June 30,		December 31, 2009
	2010	2010
	USD’000	RMB’000	RMB’000
Property and equipment, at cost	6,158	41,759	37,984
Less: accumulated depreciation	(3,845)	(26,076)	(23,578)

Property and equipment, net	2,313	15,683	14,406

Note 7 – Goodwill And Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2010 is as follows:

	Goodwill	Intangible Assets	Total
	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2010	196,858	115,804	312,662
Amortization of intangible assets	—	(10,902)	(10,902)

Balance as of June 30, 2010	196,858	104,902	301,760

Balance as of June 30, 2010 (in USD)	29,028	15,469	44,497

Note 8 – Bank Borrowings And Banking Facilities

On October 7, 2005, the Group entered into a USD5,000 thousand credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 thousand as of December 31, 2009 and June 30, 2010, and bears interest ranging from HIBOR +1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB and no commitment fee is required for this facility. The outstanding loan balance under the SCB facility was RMB26,909 thousand (USD3,968 thousand) and RMB31,040 thousand as of June 30, 2010 and December 31, 2009 respectively.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On July 6, 2010, the Group revised the credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”) into a general banking facility (the “Facility”). The Facility is secured by funds on deposit of not less than USD5,000 thousand. The Facility consists of a current account overdraft with a sub-limit of USD1,000 thousand, a trade finance facility with a sub-limit of USD14,000 thousand and guarantees or standby letters of credit with a sub-limit of USD7,000 thousand. The aggregate outstanding amount of trade finance and guarantees or standby letters of credit shall not at any time exceed USD14,000 thousand, and the aggregate outstanding amount under the Facility shall not at any time exceed USD15,000 thousand. Of the USD15,000 thousand, USD5,000 thousand is available from April to September, and December of each calendar year. The Facility of the current account overdraft bears interests rate of 0.5% per annum above the HKD Prime for HKD overdraft or 0.5% per annum above the USD Prime for USD overdraft, payable monthly in arrears. The Facility of trade finance bears interest at 2% per annum above HIBOR for the import/export facilities denominated in foreign countries.

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On January 17, 2008, October 10, 2008, and April 23, 2010 the facility with the BOC was revised to USD14,000 thousand, USD41,000 thousand and USD31,000 thousand, respectively. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR/HIBOR +2% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC and no commitment fee is required for this facility. As of June 30, 2010 and December 31, 2009, the outstanding loan balances under the BOC facility were RMB141,836 thousand (USD20,915 thousand) and RMB33,957 thousand, respectively.

On April 28, 2010, the Group entered into a factoring agreement (the “Factoring Agreement”) with the BOC. Pursuant to the Factoring Agreement, BOC granted the Group a line of credit of up to USD30,000 thousand of its equivalent amount in HKD, secured by funds on deposit in an amount not less than USD15,000 thousand, being aggregate amount with other facilities with BOC, if any. The facility bears an interest rate of 2% per annum above the HIBOR or LIBOR, depending on the currency in which the borrowings are denominated. As of June 30, 2010, the outstanding loan balance under the Factoring Agreement was RMB148,943 thousand (USD21,964 thousand).

On November 18, 2009, the Group entered into a RMB65,000 thousand credit facility with Guangdong Development Bank Shenzhen Branch (“GDB Shenzhen”). The facility is valid for 12 months commencing November 18, 2009 and terminates on November 17, 2010, and loans under the facility bear interest at the 3-month LIBOR +1.5% and no commitment fee is required for this facility. GDB Shenzhen may terminate the facility if the Group does not regain its ability to perform its obligations and cannot provide guarantees acceptable to GDB Shenzhen within 30 days after it ceases performing its obligations. No minimum guarantee deposits are required. As of June 30, 2010 and December 31, 2009, the outstanding loan balance under the GDB Shenzhen facility was RMB27,329 thousand (USD4,030 thousand) and RMB54,405 thousand, respectively.

On January 22, 2010, the Group entered into a Credit Extension Agreement with Guangdong Development Bank Macau Branch (“GDB Macau”) which established a revolving secured trade finance term loan under which the Group may borrow up to Hong Kong Dollars (“HKD”) 150,000 thousand or its equivalent amount in USD for the purpose of purchasing goods. The credit extension is valid for 12 months commencing January 22, 2010, and loans under the Credit Extension Agreement bear an interest rate of 3-month LIBOR or HIBOR rate plus 1.5% per annum, depending on the drawdown currency. As of June 30, 2010, the outstanding loan balance under the GDB Macau facility was RMB128,849 thousand (USD19,000 thousand).

As of June 30, 2010, the weighted average interest rate on the outstanding bank borrowings was 2.3% (2009: 2.0%).

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note 9 – Accrued Expenses and Other Liabilities, and Other Non-Current Liabilities

Accrued expenses and other liabilities, and other non-current liabilities consist of the following:

	June 30,		December 31, 2009
	2010	2010
	USD’000	RMB’000	RMB’000
Legal and professional fees	511	3,463	4,305
Accrued staff related costs	111	752	7,967
Payables for acquisitions (Note a)	10,221	69,315	121,453
Other accruals	694	4,710	4,283

Accrued expenses and other liabilities	11,537	78,240	138,008

Note a: The balance at June 30, 2010 represents amounts payable in relation to the Group’s acquisitions of Long Rise Holdings Limited (“Long Rise”) and Mega Smart Group Limited (“Mega Smart”) amounting to RMB56,234 thousand (USD8,292 thousand) and RMB13,081 thousand (USD1,929 thousand) respectively.

The amounts payable in relation to the acquisition of Mega Smart are expected to be settled within one year. Consideration payable in relation to the acquisition of Long Rise is expected to be settled in 2010 and 2011. Amounts payable in relation to the acquisitions are non-interest bearing.

Note 10 – Share-Based Compensation

During the three months ended June 30, 2010 and 2009, the Company recognized share-based compensation expense for awards issued under the 2006 Incentive Plan and the 2009 Omnibus Securities and Incentive Plan (the “2009 Incentive Plan”) of RMB17,636 thousand (USD2,600 thousand) and RMB14,911 thousand, respectively. During the six months ended June 30, 2010 and 2009, the Company recognized share-based compensation expense for awards issued under the 2006 Incentive Plan and the 2009 Incentive Plan of RMB33,691 thousand (USD4,968 thousand) and RMB29,138 thousand, respectively. No options and stock warrants were issued during the three months and six months ended June 30, 2010 and 2009.

(a) Options under the 2004 Incentive Plan

Under the Company’s 2004 Incentive Plan, the Company issued options to purchase shares of the Company’s common stock. The options granted under the 2004 Incentive Plan had a weighted average exercise price per option of USD4.08 and weighted average remaining contractual term of approximately 5 years. During the three and six months ended June 30, 2010, nil and 7,500 options under the 2004 Incentive Plan were exercised. No option was exercised during the three and six months ended June 30, 2009. As of June 30, 2010, 1,184,769 options were outstanding under the 2004 Incentive Plan.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(b) Non-vested share units

A summary of non-vested share units activity is as follows:

	2006 Incentive Plan		2009 Incentive Plan
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
		USD		USD
Balance as of January 1, 2010	1,309,164	5.70	—	—
Granted on January 29, 2010	932,763	6.36	1,167,237	6.36
Vested	(751,366)	5.51	(97,270)	6.36

Balance as of June 30, 2010	1,490,561	6.20	1,069,967	6.36

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Numerator for basic and diluted earnings per share:
Net income attributable to Cogo Group, Inc.	27,158	17,297	50,919	27,921

Denominator:
Basic weighted average shares	37,133,304	36,330,036	37,088,817	36,127,454
Effect of dilutive non-vested equity share units, performance shares, options and warrants	912,401	1,368,769	981,283	1,353,846

Diluted weighted average shares	38,045,705	37,698,805	38,070,100	37,481,300

	RMB	RMB	RMB	RMB
Basic earnings per share:	0.73	0.48	1.37	0.77
Diluted earnings per share:	0.71	0.46	1.34	0.74

Non-vested equity share units, performance shares, and options and warrants amounting to approximately 322 thousand shares and 762 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive for the three months ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, approximately 370 thousand shares and 768 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive.

Note 12 – Operating Segment Information

Segment information is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Product sales
Segment revenue from external customers
Digital media	354,036	309,899	675,227	579,988
Telecommunications equipment	147,234	126,863	280,798	237,340
Industrial business	107,215	58,604	199,306	105,543
Inter-segment revenue	—	—	—	—

	608,485	495,366	1,155,331	922,871

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Service revenue
Segment revenue from external customers	8,496	7,263	14,449	12,060
Inter-segment revenue	3,511	—	7,520	5,125

	12,007	7,263	21,969	17,185
Inter-company elimination	(3,511)	—	(7,520)	(5,125)

Total net revenue	616,981	502,629	1,169,780	934,931

Income from operations
Product sales	33,571	24,444	67,133	42,981
Services revenue	5,984	660	6,876	796
Unallocated (note i)	(11,052)	(9,326)	(20,992)	(18,327)

Total income from operations	28,503	15,778	53,017	25,450
Interest expense	(1,666)	(478)	(2,781)	(509)
Interest income	3,493	4,369	6,787	6,972

Earnings before income taxes	30,330	19,669	57,023	31,913

	June 30, 2010	December 31, 2009
	RMB’000	RMB’000
Total assets
Product sales	2,157,761	1,851,356
Service revenue	86,047	66,444
Unallocated (note ii)	2,701	3,727

	2,246,509	1,921,527

Note i: Unallocated income from operations includes items such as corporate staff and overheads.

Note ii: Unallocated assets mainly includes cash for corporate use.

Note 13 – Comprehensive Income

The following table reconciles equity attributable to noncontrolling interest:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning balance	8,673	5,762	8,455	5,511
Net income attributable to noncontrolling interest	132	327	405	570
Foreign currency translation adjustments	(86)	(2)	(141)	6

Ending balance	8,719	6,087	8,719	6,087

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

This commentary should be read in conjunction with Cogo Group, Inc. (the “Company”) and its subsidiaries’ (together, “we,” “us,” “our” or the “Group”) unaudited condensed consolidated financial statements for the period ended June 30, 2010 and 2009 as well as the Group’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Group’s Form 10-K for the year ended December 31, 2009.

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

Principal Factors Affecting Our Results of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the second quarter of 2010, industrial business related sales, which have generally higher profit margins than our digital module related sales and our telecommunications equipment module related sales, constituted a significantly greater portion of our total net revenue as compared to the previous quarters.

Growth in end-market industries. The rapid growth of the domestic telecommunications equipment, industrial business and digital media end-markets have been important growth drivers for China’s electronics manufacturing industries. Specific markets that we expect to experience growth are the new lines of business in the automotive, HDTV, smart meters, smart grid and 3G handset areas. Steady demand on the historical markets such as the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecommunications network market, as well as the digital media market particularly relating to digital TV and GPS applications is also expected. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for telecommunications equipment, industrial business and digital media products could materially affect our results of operations.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2008, we began targeting the industrial business end-market by providing industrial solutions for the green energy and auto-electronics sectors. Since then the revenues generated from this market have grown from 11.7% of our revenue in the second quarter of 2009 to 17.4% of our revenue in the second quarter of 2010. We anticipate that sales related to the industrial business end-markets will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to market conditions, the level of consumer and information technology spending has declined and reduced the demand for our mobile handsets since the third quarter of 2008. Furthermore, our profit margins have been reduced since we strategically lowered our pricing in order to grow the business in a slowing economic environment. Our other businesses, such as industrial business and digital media products, continue to show solid growth, driven by stable infrastructure investments in the PRC.

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

Our broad and diversified customer base includes many of the major telecommunications equipment, industrial business and digital consumer electronics manufacturers in the PRC. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in the PRC, as well as international manufacturers who have begun to manufacture end-products in the PRC for the domestic and international market.

Our net revenue is subject to seasonal fluctuation and periods of increased demand. All product module sales are typically highest in the fourth quarter of the year due to desire by OEMs to spend remaining budgets allocated for a given period, usually on an annual basis. Net revenue has historically been lowest in the first quarter of the year due to the Chinese New Year holiday and the general reduction in sales following the holiday season. The digital media industry also experiences cyclical fluctuations, as well as fluctuations in how quickly certain new digital media products and technologies are adopted by the market. These sales patterns may not be indicative of future sales performance.

Services Revenue

We provide technology and engineering services, and related training and maintenance services to our customers. We generate revenue when our services are rendered and acknowledged by our customers. Our service revenue is net of business tax.

Cost of Sales

Our cost of sales comprises cost of goods sold and cost of services.

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Matsushita (switches), Freescale Semiconductor (automotive solutions) and Atmel (industrial solutions). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

Cost of Services

Cost of services consists of direct staff costs and other direct related costs for providing engineering and technology services including training and materials.

Operating Expenses

Selling, General and Administrative Expenses

Our selling expenses include expenditures to promote our new module solutions and gain a larger customer base, personnel expenses and travel and entertainment costs related to sales and marketing activities, and freight charges. We expense all these expenditures as they are incurred. Selling expenses are expected to continue to grow in the future as we diversify by developing and acquiring new design capabilities and expanding into new end-markets. Also included in selling expenses is allowance for doubtful accounts.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of June 30, 2010, we had approximately 266 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the telecommunications equipment, industrial business and digital media industries.

Noncontrolling Interest

Noncontrolling interest consisted of 30% and 40% of the outstanding equity interest in Long Rise and Comtech Digital Technology (Hong Kong) Limited (“Comtech Digital”), respectively. For the quarter ended June 30, 2010, approximately 3.3% of our total net revenue was generated through Long Rise. Comtech Digital was established in March 2010 and 0.2% of our total net revenue was generated for the second quarter of 2010.

Taxation

The Company and its subsidiaries file separate income tax returns.

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

The CIT law and its relevant regulations provide a five-year transition period from January 1, 2008 for those companies which were established before March 16, 2007 and which were entitled to preferential lower tax rates under the then effective tax laws or regulations, as well as grandfathering certain tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. For the Shenzhen Subsidiaries that were entitled to the tax holidays of two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year after offsetting accumulated tax losses, and they are entitled to continue the tax holidays until they expire. For Comloca and Huameng PRC which had not commenced their respective tax holiday as of December 31, 2007, the CIT law and its relevant regulations require the tax exemption period to begin on January 1, 2008.

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

In 2010, Mega Smart (Shenzhen) and Mega Sky (Shenzhen) were each entitled to a two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year. In addition, Shanghai E&T, Shanghai Comtech, Keen Awards Beijing (“Keen Awards”) and R&E Microelectronics are subject to the corporate income tax rate of 25% under the CIT law.

As a result of the above incentives, our operations have historically been subject to relatively low tax liabilities, which will increase in the near future. Our effective tax rate was 10.0% and 10.7% in the six months ended June 30, 2010 and 2009, respectively. Included in the income tax expense for the six months ended June 30, 2010 was a deferred income tax benefit of RMB1,799 thousand (USD265 thousand) as a result of the amortization of intangible assets of RMB10,902 thousand (USD1,608 thousand).

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Three Months ended June 30,
	2010	2009
	RMB’000	RMB’000

Net revenue
Product sales
Digital media	354,036	309,899
Telecommunications equipment	147,234	126,863
Industrial business	107,215	58,604
Services revenue	8,496	7,263

Total net revenue	616,981	502,629

Net Revenue. Total net revenue increased by RMB114,352 thousand (USD16,862 thousand), or 22.8% in the three months ended June 30, 2010 when compared to the corresponding period in 2009. The increase was mainly due to the continued expansion in all end-markets.

Product Sales

Details of product sales by market type are as follows:

	Three Months ended June 30,
	2010			2009		% Change
	Amount		% of Net Revenue	Amount	% of Net Revenue
	USD’000	RMB’000		RMB’000
Digital media	52,206	354,036	57.4%	309,899	61.6%	14.2%
Telecommunications equipment	21,711	147,234	23.9%	126,863	25.2%	16.1%
Industrial business	15,810	107,215	17.4%	58,604	11.7%	82.9%

Total product sales	89,727	608,485	98.7%	495,366	98.5%	22.8%

Product sales for the three months ended June 30, 2010 was RMB608,485 thousand (USD89,727 thousand), or RMB113,119 thousand, or 22.8% higher than the corresponding period in 2009. Digital media sales increased by RMB44,137 thousand (USD6,508 thousand), or 14.2%; telecommunications equipment related sales increased by RMB20,371 thousand (USD3,004 thousand), or 16.1%; and industrial business related sales increased by RMB48,611 thousand (USD7,168 thousand), or 82.9%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, the increased sales volume as a result of growing demand and the promising new lines of business such as automotive, HDTV, smart meters, smart grid and 3G handset assess.

Services Revenue.

Services revenue is as follows:

	Three Months ended June 30,
	2010			2009		% Change
	Amount		% of Net Revenue	Amount	% of Net Revenue
	USD’000	RMB’000		RMB’000
Services revenue	1,253	8,496	1.3%	7,263	1.5%	17.0%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The increase of RMB1,233 thousand (USD182 thousand), or 17.0%, was mainly attributable to more sales generated from software design services for the quarter end June 30, 2010, as compared to same period of 2009 due to the continued increase in demand resulting from shortages of supply in the market since the first quarter of 2009.

Gross Profit. Gross profit was RMB87,281 thousand (USD12,870 thousand) in the three months ended June 30, 2010, an increase of RMB15,655 thousand (USD2,308 thousand), or 21.9% when compared to RMB71,626 thousand in the corresponding period in 2009. Gross margin was 14.1% in the three months ended June 30, 2010, compared to 14.3% in the corresponding period in 2009. The increase in gross profit was primarily attributable to increased sales volume in all end-markets. The decreased gross margin was mainly due to the change in revenue mix, of which the digital media and telecommunications equipment related sales had a relatively lower margin.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB58,787 thousand (USD8,668 thousand) in the three months ended June 30, 2010, or 4.7% higher than the corresponding period in 2009. The expenses for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months ended June 30,
	2010			2009		% Change
	Amount		% of Net Revenue	Amount	% of Net Revenue
	USD’000	RMB’000		RMB’000
Selling expenses	1,488	10,091	1.6%	22,166	4.4%	(54.5%)
General and administrative expenses	4,380	29,705	4.8%	17,892	3.6%	66.0%
R&D expenses	2,800	18,991	3.1%	16,076	3.2%	18.1%

Total	8,668	58,787	9.5%	56,134	11.2%	4.7%

Selling, General and Administrative Expenses. The decrease in selling expenses in the three months ended June 30, 2010 of RMB 12,075 thousand (USD1,781 thousand), or 54.5%, was mainly attributable to a charge for doubtful account of RMB13,660 thousand for the three months ended June 30, 2009 as compared to RMB2 thousand increase in the allowance for the same period of 2010. The additional charge for doubtful accounts was due to certain receivable balances being overdue in which the assessment of recoverability is remote. The decrease in selling expenses was offset in part by an increase in product logistics costs, such as transportation and warehousing changes as a result of licensed sales volume.

The increase in general and administrative expenses of RMB11,813 thousand (USD1,742 thousand), or 66.0%, was primarily attributable to RMB8,412 thousand unrealized gain resulting from the appreciation of Australian Dollars against RMB during the three months ended June 30, 2009 as compared to no such exchange difference for the same period of 2010. The decrease in general and administrative expenses was offset in part by an increase in staff cost, including stock-based compensation cost of RMB1,292 thousand (USD197 thousand) of which was mostly granted in the beginning of 2010, and other general administrative expenses, such as office rental due to an increase in headcount as a result of our acquisition of Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in the three months ended June 30, 2010 by RMB2,915 thousand (USD430 thousand), or 18.1%, as compared to the corresponding period in 2009. R&D expenses mainly consist of staff cost and R&D facility charges, and the increase was primarily attributable to an increase in R&D staff cost, including stock-based compensation cost of RMB1,118 thousand (USD173 thousand).

Interest Expense. Interest expense increased in the three months ended June 30, 2010 by RMB1,188 thousand (USD175 thousand) or 248.5%, as compared to the corresponding period in 2009. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the three months ended June 30, 2010 amounted to RMB3,493 thousand (USD515 thousand), compared to RMB4,369 thousand in the corresponding period in 2009. The decrease was mainly attributable to a decrease in average bank deposits as compared to the corresponding period in 2009.

Income Tax Expense. The effective income tax rate for the three months ended June 30, 2010 and 2009 was 10.0% and 10.4%, respectively. The decrease in effective income tax rate was due to the commencement of tax holidays in 2010 for certain entities in the PRC.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the three months ended June 30, 2010 was RMB27,158 thousand (USD4,005 thousand), as compared to RMB17,297 thousand in the corresponding period in 2009. We reported basic per share earnings of RMB0.73 (USD0.11) and diluted earnings per share of RMB0.71 (USD0.11) for the three months ended June 30, 2010, as compared to basic earnings per share of RMB0.48 and diluted earnings per share of RMB0.46 for the corresponding period in 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Six Months ended June 30,
	2010	2009
	RMB’000	RMB’000

Net revenue
Product sales
Digital media	675,227	579,988
Telecommunications equipment	280,798	237,340
Industrial business	199,306	105,543
Services revenue	14,449	12,060

Total net revenue	1,169,780	934,931

Net Revenue. Total net revenue increased by RMB234,849 thousand (USD34,631 thousand), or 25.1% in the six months ended June 30, 2010 when compared to the corresponding period in 2009. The increase was mainly due to the continued expansion in all end-markets.

Product Sales

Details of product sales by market type are as follows:

	Six Months ended June 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	99,569	675,227	57.8%	579,988	62.0%	16.4%
Telecommunications equipment	41,406	280,798	24.0%	237,340	25.4%	18.3%
Industrial business	29,390	199,306	17.0%	105,543	11.3%	88.8%

Total product sales	170,365	1,155,331	98.8%	922,871	98.7%	25.2%

Product sales for the six months ended June 30, 2010 was RMB1,155,331 thousand (USD170,365 thousand), or RMB232,460 thousand, or 25.2% higher than the corresponding period in 2009. Digital media sales increased by RMB95,239 thousand (USD14,044 thousand), or 16.4%; telecommunications equipment related sales increased by RMB43,458 thousand (USD6,408 thousand), or 18.3%; and industrial business related sales increased by RMB93,763 thousand (USD13,826 thousand), or 88.8%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, the increased sales volume as a result of growing demand and the and the promising new lines of business such as automotive, HDTV, smart meters, smart grid and 3G handset assess.

Services Revenue.

Services revenue is as follows:

	Six Months ended June 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000

Services revenue	2,131	14,449	1.2%	12,060	1.3%	19.8%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The increase of RMB2,389 thousand (USD352 thousand), or 19.8% more sales generated from software design services for the quarter, as compared to same period of 2009, due to the continued increase in demand resulting from a shortage of supply in the market since the first quarter of 2009.

Gross Profit. Gross profit was RMB165,359 thousand (USD24,384 thousand) in the six months ended June 30, 2010, an increase of RMB32,293 thousand (USD4,762 thousand), or 24.3% when compared to RMB133,066 thousand in the corresponding period in 2009. Gross margin was 14.1% in the six months ended June 30, 2010, compared to 14.2% in the corresponding period in 2009. The increase in gross profit was primarily attributable to increased sales volume in all end-markets. The decreased gross margin was mainly due to the change in revenue mix, of which the digital media and telecommunications equipment related sales had a relatively lower margin.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB112,378 thousand (USD16,571 thousand) in the six months ended June 30, 2010, or 4.1% higher than the corresponding period in 2009. The expenses for the three months ended June 30, 2010 and 2009 are as follows:

	Six Months ended June 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
	USD’000	RMB’000		RMB’000
Selling expenses	2,910	19,737	1.7%	33,334	3.6%	(40.8%)
General and administrative expenses	8,497	57,619	4.9%	42,481	4.5%	35.6%
R&D expenses	5,164	35,022	3.0%	32,120	3.4%	9.0%

Total	16,571	112,378	9.6%	107,935	11.5%	4.1%

Selling, General and Administrative Expenses. The decrease in selling expenses in the six months ended June 30, 2010 of RMB13,597 thousand (USD2,005 thousand), or 40.8%, was mainly attributable to a charge for doubtful accounts of RMB17,418 thousand in the six months ended June 30, 2009, as compared to RMB2 thousand increase in the allowance for the same period of 2010. The additional charge for doubtful accounts was due to certain receivable balances being overdue in which the assessment of recoverability is remote. The decrease in selling expenses was offset in part by increase in product logistics, such as transportation and warehousing changes as a result of licensed sales volume.

The increase in general and administrative expenses of RMB15,138 thousand (USD2,232 thousand), or 35.6%, was primarily attributable to RMB7,598 thousand unrealized exchange gain mainly resulted by the appreciation of Australian Dollars against RMB during the six months ended June 30, 2009 as compared to exchange loss of RMB3,507 thousand (USD517 thousand) for the same period of 2010. In addition, there was an increase in staff cost, including stock-based compensation cost of RMB2,161 thousand (USD325 thousand) of which was mostly granted in the beginning of 2010, and other general administrative expenses, such as office rental due to an increase in headcount as a result of our acquisition of Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in the six months ended June 30, 2010 by RMB2,902 thousand (USD428 thousand), or 9.0%, as compared to the corresponding period in 2009. The R&D expenses mainly consist of staff cost and R&D facility charges and the increase was primarily attributable to an increase in R&D staff cost, including stock-based compensation cost of RMB1,856 thousand (USD282 thousand) as a result of expansion in industrial market.

Interest Expense. Interest expense increased in the six months ended June 30, 2010 by RMB2,272 thousand (USD335 thousand) or 446.4%, as compared to the corresponding period in 2009. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the six months ended June 30, 2010 amounted to RMB6,787 thousand (USD1,001 thousand), compared to RMB6,972 thousand in the corresponding period in 2009. The decrease was mainly attributable to a decrease in average bank deposits as compared to the corresponding period in 2009.

Income Tax Expense. The effective income tax rate for the six months ended June 30, 2010 and 2009 was 10.0% and 10.7%, respectively. The decrease in effective income tax rate was due to the commencement of tax holidays in 2010 for certain entities in the PRC.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the six months ended June 30, 2010 was RMB50,919 thousand (USD7,509 thousand), as compared to RMB27,921 thousand in the corresponding period in 2009. We reported basic per share earnings of RMB1.37 (USD0.2) and diluted earnings per share of RMB1.34 (USD0.2) for the six months ended June 30, 2010, as compared to basic earnings per share of RMB0.77 and diluted earnings per share of RMB0.74 for the corresponding period in 2009.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three to four months. Accordingly, working capital, being current assets less current liabilities, is needed to fund this timing difference.

As at June 30, 2010, apart from the cash payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of June 30, 2010, we had approximately RMB877,751 thousand (USD129,433 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of June 30, 2010, we had working capital of RMB1,293,104 thousand (USD190,682 thousand), including RMB877,751 thousand (USD129,433 thousand) in cash, as compared with working capital of RMB1,243,646 thousand, including RMB667,320 thousand in cash, as of December 31, 2009.

Operating activities used cash of RMB49,818 thousand (USD7,345 thousand) for the six months ended June 30, 2010, compared to cash used of RMB16,329 thousand in the corresponding period in 2009. The increase in cash used in operating activities as compared to the prior year was primarily due to an increase in cash paid to inventory purchases of RMB94,594 thousand (USD13,949 thousand) near the end of June 2010 to meet expected demand in the coming months.

Investing activities used RMB56,266 thousand (USD8,297 thousand) for the six months ended June 30, 2010, mainly for payments for acquisitions of subsidiaries of RMB51,578 thousand (USD7,606 thousand) and purchases of property and equipment of RMB4,688 thousand (USD691 thousand). Investing activities used RMB10,967 thousand during the six months ended June 30, 2009, mainly for payments for the acquisitions of subsidiaries of RMB10,249 thousand.

Financing activities provided cash of RMB317,321 thousand (USD46,792 thousand) for the six months ended June 30, 2010, primarily arising from proceeds from bank borrowings of RMB357,630 thousand (USD52,736 thousand), partly offset by purchase of treasury stock of RMB40,309 thousand (USD5,944 thousand).

Indebtedness

On October 7, 2005, the Group entered into a USD5,000 thousand credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). This facility is secured by funds on deposit in an amount not less than USD2,000 thousand as of December 31, 2009 and June 30, 2010, and bears interest ranging from HIBOR +1.5% to USD Prime per annum, depending on the borrowings made. The SCB facility is repayable on demand and SCB may immediately terminate the facility without the Group’s consent. Interest on this facility accrues until payment is demanded by SCB and no commitment fee is required for this facility. The outstanding loan balance under the SCB facility was RMB26,909 thousand (USD3,968 thousand) and RMB31,040 thousand as of June 30, 2010 and December 31, 2009 respectively.

On July 6, 2010, the Group revised the credit facility with SCB into a general banking facility (the “Facility”). The Facility is secured by funds on deposit of not less than USD5,000 thousand. The Facility consists of a current account overdraft with a sub-limit of USD1,000 thousand, a trade finance facility with a sub-limit of USD14,000 thousand and guarantees or standby letters of credit with a sub-limit of USD7,000 thousand. The aggregate outstanding amount of trade finance and guarantees or standby letters of credit shall not at any time exceed USD14,000 thousand, and the aggregate outstanding amount under the Facility shall not at any time exceed USD15,000 thousand. Of the USD15,000 thousand, USD5,000 thousand is available from April to September, and December of each calendar year. The Facility of the current account overdraft bears interests rate of 0.5% per annum above the HKD Prime for HKD overdraft or 0.5% per annum above the USD Prime for USD overdraft, payable monthly in arrears. The Facility of trade finance bears interest at 2% per annum above HIBOR for the import/export facilities denominated in foreign currencies.

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On January 17, 2008, October 10, 2008, and April 23, 2010 the facility with the BOC was revised to USD14,000 thousand, USD41,000 thousand and USD31,000 thousand, respectively. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR/HIBOR +2% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC and no commitment fee is required for this facility. As of June 30, 2010 and December 31, 2009, the outstanding loan balances under the BOC facility were RMB141,836 thousand (USD20,915 thousand) and RMB33,957 thousand, respectively.

On April 28, 2010, the Group entered into a factoring agreement (the “Factoring Agreement”) with the BOC. Pursuant to the Factoring Agreement, BOC granted the Group a line of credit of up to USD30,000 thousand of its equivalent amount in HKD, secured by funds on deposit in an amount not less than USD15,000 thousand, being aggregate amount with other facilities with BOC, if any. The facility bears an interest rate of 2% per annum above the HIBOR or LIBOR, depending on the currency in which the borrowings are denominated. As of June 30, 2010, the outstanding loan balance under the Factoring Agreement was RMB148,943 thousand (USD21,964 thousand).

On November 18, 2009, the Group entered into a RMB65,000 thousand credit facility with Guangdong Development Bank Shenzhen Branch (“GDB Shenzhen”). The facility is valid for 12 months commencing November 18, 2009 and terminates on November 17, 2010, and loans under the facility bear interest at the 3-month LIBOR +1.5% and no commitment fee is required for this facility. GDB Shenzhen may terminate the facility if the Group does not regain its ability to perform its obligations and cannot provide guarantees acceptable to GDB Shenzhen within 30 days after it ceases performing its obligations. No minimum guarantee deposits are required. As of June 30, 2010 and December 31, 2009, the outstanding loan balance under the GDB Shenzhen facility was RMB27,329 thousand (USD4,030 thousand) and RMB54,405 thousand, respectively.

On January 22, 2010, the Group entered into a Credit Extension Agreement with Guangdong Development Bank Macau Branch (“GDB Macau”) which established a revolving secured trade finance term loan under which the Group may borrow up to Hong Kong Dollars (“KHD”) 150,000 thousand or its equivalent amount in USD for the purpose of purchasing goods. The credit extension is valid for 12 months commencing January 22, 2010, and loans under the Credit Extension Agreement bear an interest rate of 3-month LIBOR or HIBOR rate plus 1.5% per annum, depending on the drawdown currency. As of June 30, 2010, the outstanding loan balance under the GDB Macau facility was RMB128,849 thousand (USD19,000 thousand).

As of June 30, 2010, the weighted average interest rate on the outstanding bank borrowings was 2.3% (2009: 2.0%)

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we were entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 2.1% to 5.0% of the balance transferred, which is recorded as interest expense. For the six months ended June 30, 2010, we had received proceeds from the sales of the bills receivable amounting to RMB18,733 thousand (USD2,744 thousand), compared with RMB29,067 thousand for the same period last year.

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

The State Administration on Foreign Exchange, or SAFE, of the PRC, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules”. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of June 30, 2010, the exchange rate of RMB to $1 was RMB6.7815. On June 19, 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi appreciated from 6.7968 Renminbi per U.S. dollar on June 21, 2010 to 6.7709 Renminbi per U.S. dollar on July 2, 2010.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue is denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of June 30, 2010 and December 31, 2009, we have cash denominated in U.S. dollars amounting to RMB240,957 thousand (USD35,531 thousand) and RMB149,399 thousand. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB2,171 thousand (USD320 thousand) for the six months ended June 30, 2010. We do not currently engage in hedging activities and as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB473,866 thousand (USD69,877 thousand) as of June 30, 2010. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB4,739 thousand (USD699 thousand) over a one year period. The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b) Exhibits

Exhibit No.	Document Description

10.1*	Confirmation Letter of Bank of China (Hong Kong) Limited, dated April 23, 2010.

10.2*	Facility Letter by and between Bank of China and Comtech Broadband Corporation Limited, Comtech International (Hong Kong) Limited, Keen Awards Limited and Hong Kong JJT Limited, dated March 19, 2010.

10.3*	General Terms and Conditions for Banking Facilities.

10.4*	Confirmation Letter of Bank of China (Hong Kong) Limited, dated April 28, 2010.

10.5*	Factoring Agreement by and between Bank of China (Hong Kong) Limited and Comtech Broadband Corporation Limited, dated April 28, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGO GROUP, INC.

August 6, 2010	By:	/S/ JEFFREY KANG
Jeffrey Kang Chairman and Chief Executive Officer (Principal Executive Officer)

August 6, 2010	By:	/S/ FRANK ZHENG
Frank Zheng Chief Financial Officer (Principal Financial Officer)