Form 10-Q
period 2010-09-30
Cogo Group, Inc.
filed 2010-11-05
CIK 28367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

On November 5, 2010 the Registrant had 40,552,178 shares of Common Stock issued and 35,326,447 shares of Common Stock issued and outstanding.

Cogo Group, Inc.

i

PART I- FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009

	September 30, 2010		December 31, 2009
	USD’000	RMB’000	RMB’000
Assets
Current assets:
Cash	137,100	917,265	667,320
Pledged bank deposits	20,000	133,810	116,040
Accounts receivable, net	89,442	598,411	617,613
Bills receivable	3,800	25,425	17,592
Inventories	44,250	296,052	146,132
Income taxes receivable	180	1,207	1,263
Prepaid expenses and other receivables	5,846	39,118	28,083

Total current assets	300,618	2,011,288	1,594,043
Property and equipment, net	2,235	14,955	14,406
Goodwill and intangible assets, less accumulated amortization, RMB117,187 thousand (USD17,515 thousand) in 2010 and RMB100,834 thousand in 2009	44,288	296,309	312,662
Other assets	234	1,563	416

Total Assets	347,375	2,324,115	1,921,527

Liabilities and equity
Current liabilities:
Accounts payable	11,767	78,725	81,140
Bank borrowings	76,434	511,379	119,402
Income taxes payable	2,339	15,652	11,847
Accrued expenses and other liabilities	9,661	64,635	138,008

Total current liabilities	100,201	670,391	350,397
Deferred tax liabilities	2,452	16,409	19,108

Total liabilities	102,653	686,800	369,505
Equity
Common stock:
Par value: USD0.01
Authorized: 200,000,000 shares
Issued: 40,552,178 shares in 2010 and 40,079,336 shares in 2009
Outstanding: 35,326,447 shares in 2010
35,770,025 shares in 2009	492	3,290	3,258
Additional paid in capital	190,242	1,272,816	1,221,538
Retained earnings	102,605	686,479	604,464
Accumulated other comprehensive loss	(16,907)	(113,115)	(107,384)

	276,432	1,849,470	1,721,876
Less cost of common stock in treasury, 5,225,731 shares in 2010 and 4,309,311 shares in 2009.	(33,044)	(221,080)	(178,309)

Total Cogo Group, Inc. equity	243,388	1,628,390	1,543,567
Noncontrolling interest	1,334	8,925	8,455

Total equity	244,722	1,637,315	1,552,022

Total liabilities and equity	347,375	2,324,115	1,921,527

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2010 and 2009

	Three Months ended September 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000

Net revenue
Product sales	98,855	661,392	551,063
Services revenue	1,345	8,997	8,970

	100,200	670,389	560,033

Cost of sales
Cost of goods sold	(84,915)	(568,120)	(472,010)
Cost of services	(1,089)	(7,287)	(7,194)

	(86,004)	(575,407)	(479,204)
Gross profit	14,196	94,982	80,829
Selling, general and administrative expenses	(6,017)	(40,255)	(47,437)
Research and development expenses	(2,973)	(19,893)	(15,756)
Other operating income	28	188	349

Income from operations	5,234	35,022	17,985
Interest expense	(513)	(3,435)	(572)
Interest income	594	3,971	3,716

Earnings before income taxes	5,315	35,558	21,129
Income tax expense	(621)	(4,156)	(2,731)

Income before extraordinary item	4,694	31,402	18,398
Extraordinary item, net of nil tax	—	—	6,737

Net income	4,694	31,402	25,135
Less net income attributable to noncontrolling interest	(46)	(306)	(2,175)

Net income attributable to Cogo Group, Inc.	4,648	31,096	22,960

	Three Months ended September 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Income before extraordinary item	0.12	0.83	0.44
Extraordinary item	—	—	0.18

- Basic	0.12	0.83	0.62

Income before extraordinary item	0.12	0.82	0.43
Extraordinary item	—	—	0.18

- Diluted	0.12	0.82	0.61
Weighted average number of common shares outstanding
- Basic		37,244,589	36,809,304
- Diluted		37,853,878	37,745,926
Amounts attributable to Cogo Group, Inc.
Income before extraordinary item	4,648	31,096	16,223
Extraordinary item	—	—	6,737

Net income attributable to Cogo Group, Inc.	4,648	31,096	22,960

	Three Months ended September 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Comprehensive income:

Net income	4,694	31,402	25,135
Other comprehensive income
Foreign currency translation adjustments	(579)	(3,876)	(165)
Comprehensive income
Less: comprehensive income attributable to noncontrolling interest	(31)	(206)	(2,171)

Comprehensive income attributable to Cogo Group, Inc.	4,084	27,320	22,799

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended

September 30, 2010 and 2009

	Nine Months ended September 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Net revenue
Product sales	271,538	1,816,723	1,473,934
Services revenue	3,504	23,446	21,030

	275,042	1,840,169	1,494,964
Cost of sales
Cost of goods sold	(233,299)	(1,560,886)	(1,264,065)
Cost of services	(2,831)	(18,942)	(17,004)

	(236,130)	(1,579,828)	(1,281,069)
Gross profit	38,912	260,341	213,895
Selling, general and administrative expenses	(17,579)	(117,611)	(123,252)
Research and development expenses	(8,208)	(54,915)	(47,876)
Other operating income	34	224	668

Income from operations	13,159	88,039	43,435
Interest expense	(929)	(6,216)	(1,081)
Interest income	1,608	10,758	10,688

Earnings before income taxes	13,838	92,581	53,042
Income tax expense	(1,473)	(9,855)	(6,153)

Income before extraordinary item	12,365	82,726	46,889
Extraordinary item, net of nil tax	—	—	6,737

Net income	12,365	82,726	53,626
Less net income attributable to noncontrolling interest	(106)	(711)	(2,745)

Net income attributable to Cogo Group, Inc.	12,259	82,015	50,881

	Nine Months ended September 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
	USD	RMB	RMB

Earnings per share attributable to Cogo Group, Inc.

Income before extraordinary item	0.33	2.21	1.22
Extraordinary item	—	—	0.18

- Basic	0.33	2.21	1.40

Income before extraordinary item	0.32	2.16	1.17
Extraordinary item	—	—	0.18

- Diluted	0.32	2.16	1.35
Weighted average number of common shares outstanding
- Basic		37,149,639	36,357,237
- Diluted		38,006,683	37,566,258
Amounts attributable to Cogo Group, Inc.
Income before extraordinary item	12,259	82,015	44,144
Extraordinary item	—	—	6,737

Net income attributable to Cogo Group, Inc.	12,259	82,015	50,881

	Nine Months ended September 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Comprehensive income:

Net income	12,365	82,726	53,626
Other comprehensive income
Foreign currency translation adjustments	(893)	(5,972)	329
Comprehensive income
Less: comprehensive income attributable to noncontrolling interest	(70)	(470)	(2,747)

Comprehensive income attributable to Cogo Group, Inc.	11,402	76,284	51,208

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009

	Nine Months ended September 30,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	12,365	82,726	53,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	692	4,627	4,339
Amortization of intangible assets	2,444	16,353	22,574
Deferred income taxes	(403)	(2,699)	(3,564)
Loss on disposal of property and equipment	66	441	168
Share-based compensation	7,669	51,310	44,092
Extraordinary item	—	—	(6,737)
Change in current assets and liabilities, net of effects from acquisition of Mega Smart in 2009:
Accounts receivable, net	1,694	11,335	(82,485)
Bills receivable	(1,171)	(7,833)	2,897
Inventories	(22,961)	(153,622)	(43,693)
Prepaid expenses and other receivables	(1,855)	(12,413)	877
Accounts payable	(166)	(1,110)	(18,443)
Income taxes payable	583	3,899	3,647
Accrued expenses and other liabilities	(1,019)	(6,817)	(1,580)

Net cash used in operating activities	(2,062)	(13,803)	(24,282)
Cash flows used in investing activities:
Increase in pledged bank deposits	(3,052)	(20,417)	—
Payment for acquisitions of subsidiaries	(9,734)	(65,127)	(65,327)
Purchases of property and equipment	(848)	(5,675)	(1,802)

Net cash used in investing activities	(13,634)	(91,219)	(67,129)
Cash flows provided by financing activities:
Proceeds from bank borrowings	59,958	401,150	95,644
Proceeds from exercise of stock options	—	—	2,049
Purchase of treasury stock	(6,393)	(42,771)	—

Net cash provided by financing activities	53,565	358,379	97,693

Effect of exchange rate changes on cash	(510)	(3,412)	92

Net increase in cash	37,359	249,945	6,374
Cash at beginning of the period	99,741	667,320	686,379

Cash at end of the period	137,100	917,265	692,753

Supplementary cash flow information:
Interest paid	(929)	(6,216)	(1,081)
Income tax paid	(1,293)	(8,649)	(6,069)
Non-cash investing activities:
Stock issued for acquisition consideration payable, included in other liabilities	—	—	13,666
Acquisition of Mega Smart include in accrued expenses and other liabilities	—	—	122,415
Reduction of intangible assets upon reversal of contingent consideration payable in respect of Keen Awards	—	—	26,803

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2010

	Cogo Group, Inc. Stockholders
	Common stock		Additional paid in capital RMB’000	Retained earnings RMB’000	Accumulated other comprehensive loss RMB’000	Treasury stock RMB’000	Noncontrolling interest RMB’000	Total equity RMB’000
	No. of shares outstanding	RMB’000
Balance as of January 1, 2010	35,770,025	3,258	1,221,538	604,464	(107,384)	(178,309)	8,455	1,552,022
Net income	—	—	—	82,015	—	—	711	82,726

Foreign currency translation adjustments	—	—	—	—	(5,731)	—	(241)	(5,972)

Issuance of common stock pursuant to share-based compensation	472,842	32	(32)	—	—	—	—	—
Share-based compensation	—	—	51,310	—	—	—	—	51,310
Purchase of treasury stock	(916,420)	—	—	—	—	(42,771)	—	(42,771)

Balance as of September 30, 2010	35,326,447	3,290	1,272,816	686,479	(113,115)	(221,080)	8,925	1,637,315

Balance as of September 30, 2010 (in USD)		492	190,242	102,605	(16,907)	(33,044)	1,334	244,722

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

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For the convenience of the reader, the September 30, 2010 RMB amounts, included in the accompanying unaudited condensed consolidated financial statements have been translated into United States dollars (“USD”) at the rate of USD1.00 = RMB6.6905. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any particular rate or at all.

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

Note 3 – Accounts Receivable, Net

	September 30,		December 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Accounts receivable	100,397	671,703	690,919
Less: allowance for doubtful accounts	(10,955)	(73,292)	(73,306)

Accounts receivable, net	89,442	598,411	617,613

An analysis of the allowance for doubtful accounts is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning balance	73,308	54,650	73,306	37,314
Addition charged to allowance for doubtful accounts	—	16,506	324	33,842
Write back on allowance for doubtful accounts	(16)	—	(338)	—

Ending balance	73,292	71,156	73,292	71,156

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

In certain circumstances, the Group has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount costs 4.9% of the balance transferred, which is recorded as interest expense.

For the three months ended September 30, 2010 and 2009, the Group received proceeds from the sale of bills receivable amounting to RMB3,455 thousand (USD516 thousand), and RMB20,641 thousand, respectively. In addition, the Group recorded discounts amounting to RMB45 thousand (USD7 thousand), and RMB159 thousand in respect of the bills receivable sold for the three months ended September 30, 2010 and 2009, respectively, which have been included in interest expense.

For the nine months ended September 30, 2010 and 2009, the Group received proceeds from the sale of bills receivable amounting to RMB22,043 thousand (USD3,295 thousand) and RMB49,708 thousand, respectively. In addition, the Group recorded discounts amounting to RMB190 thousand (USD28 thousand) and RMB260 thousand in respect of the bills receivable sold for the nine months ended September 30, 2010 and 2009, respectively, which have been included in interest expense.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of ASC 860, Transfers and Servicing. As of September 30, 2010 and December 31, 2009, the Group has derecognized discounted bills receivable amounting to RMB18,387 thousand (USD2,748 thousand) and RMB33,871 thousand, respectively in accordance with ASC 860.

Note 5 – Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost of inventories comprises direct materials. Inventories by major categories are as follows:

	September 30,		December 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Raw materials	73	488	1,792
Finished goods	44,177	295,564	144,340

Total inventories	44,250	296,052	146,132

Inventories amounting to RMB7,000 thousand (USD1,046 thousand) and RMB9,600 thousand (USD1,435 thousand) were written off during the three months and nine months ended September 30, 2010, respectively. Inventories amounting to RMB365 thousand and RMB3,065 thousand were written off during the three months and nine months ended September 30, 2009, respectively.

Note 6 – Property and Equipment, Net

Property and equipment is stated at cost less depreciation and if applicable, impairment. Property and equipment consists of the following:

	September 30,		December 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Property and equipment, at cost	6,209	41,539	37,984
Less: accumulated depreciation	(3,974)	(26,584)	(23,578)

Property and equipment, net	2,235	14,955	14,406

Note 7 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the period ended September 30, 2010 is as follows:

	Goodwill	Intangible Assets	Total
	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2010	196,858	115,804	312,662
Amortization of intangible assets	—	(16,353)	(16,353)

Balance as of September 30, 2010	196,858	99,451	296,309

Balance as of September 30, 2010 (in USD)	29,424	14,864	44,288

Note 8 – Bank Borrowings and Banking Facilities

On October 7, 2005, the Group entered into a credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). On July 6, 2010, the facility is revised into a general banking facility. The facility is secured by funds on deposit of not less than USD5,000 thousand. The facility of the current account overdraft bears interests rate of 0.5% per annum above the HKD Prime for HKD overdraft or 0.5% per annum above the USD Prime for USD overdraft, payable monthly in arrears. The facility of trade finance bears interest at 2% per annum above HIBOR for the import/export facilities denominated in foreign countries. The outstanding loan balance under the SCB facility was RMB110,166 thousand (USD16,466 thousand) and RMB31,040 thousand respectively, as of September 30, 2010 and December 31, 2009.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On April 23, 2010 the facility with the BOC was USD31,000 thousand. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR/HIBOR +2% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC and no commitment fee is required for this facility. As of September 30, 2010 and December 31, 2009, the outstanding loan balances under the BOC facility were RMB165,391 thousand (USD24,721 thousand) and RMB33,957 thousand, respectively.

On April 28, 2010, the Group entered into a factoring agreement (the “Factoring Agreement”) with the BOC. Pursuant to the Factoring Agreement, BOC granted the Group a line of credit of up to USD30,000 thousand or its equivalent amount in HKD, secured by funds on deposit in an amount not less than USD15,000 thousand, being the aggregate amount with other facilities with BOC, if any. The facility bears an interest rate of 2% per annum above HIBOR or LIBOR, depending on the currency in which the borrowings are denominated. As of September 30, 2010, the outstanding loan balance under the Factoring Agreement was RMB8,512 thousand (USD1,272 thousand).

On November 18, 2009, the Group entered into a credit facility with Guangdong Development Bank Shenzhen Branch (“GDB Shenzhen”). The facility is valid for 12 months commencing November 18, 2009 and terminates on November 17, 2010, and loans under the facility bear interest at 1.5% per annum above the 3-month LIBOR and no commitment fee is required for this facility. GDB Shenzhen may terminate the facility if the Group does not regain its ability to perform its repayment obligations and cannot provide guarantees acceptable to GDB Shenzhen within 30 days after it ceases performing its repayment obligations. No minimum guarantee deposits are required. On January 22, 2010, the Group entered into a Credit Extension Agreement with Guangdong Development Bank Macau Branch (“GDB Macau”) which established a revolving secured trade finance term. The credit extension is valid for 12 months commencing January 22, 2010, and loans under the Credit Extension Agreement bear an interest rate of 3-month LIBOR or HIBOR rate plus 1.5% per annum, depending on the drawdown currency. As of September 30, 2010 and December 31, 2009, the total outstanding loan balance under both GDB Shenzhen facility and GDB Macau facility was RMB227,310 thousand (USD33,975 thousand) and RMB54,405 thousand, respectively.

On October 8, 2010, the Group entered into general banking facilities (“Facility I” and “Facility II”) with the Hong Kong Branch of China Merchants Bank (“CMB”). Facility I consists of a revolving loan facility of up to the lesser of (i) USD20,000 thousand or (ii) the amount of the bank guarantee (“Bank Guarantee”) issued by Shenzhen Branch of China Merchants Bank. The maturity date of Facility I is the earlier of (i) December 30, 2010 or (ii) five banking days prior to the expiration date of the Bank Guarantee. Facility I bears interest at a rate equal to the greater of LIBOR at the rate of one or two month periods or the cost of funds of CMB, plus 1.3% per annum. Facility II consists of an irrevocable letters of credit (“LC”), loans against a trust receipt (up to 180 days) (“TR”) and an invoice financing loan (up to 180 days) (“IFL”) up to a total amount of the lesser of USD20,000 thousand or the aggregate amount of the Bank Guarantee (“Facility II”). Facility II commences on January 1, 2011 and matures on the earlier of (i) October 8, 2011 or (ii) five banking days prior to the expiration date of the Bank Guarantee. Commissions and interest on the facilities and loans under the Facility II are as follows:

(1)	LC opening commission: first USD50 thousand at 0.25% and at 0.3125% thereafter.

(2)	Acceptance commission: first USD50 thousand at 0.25% and at 0.3125% thereafter.

(3)	TR loan interest rate: at 1.3% per annum. above the greater of (i) LIBOR or (ii) the cost of funds of CMB.

(4)	Commission in lieu of exchange: first USD50 thousand at 0.25% and at 0.3125% thereafter.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(5)	Invoice Financing loan interest rate: at 1.3% per annum above the greater of (i) LIBOR or (ii) the cost of funds of CMB.

The Facilities are secured by a bank guarantee up to the amount of RMB140 million issued by Shenzhen Branch of China Merchants Bank. In the event of default, the Facilities provide for interest of 5% above interest otherwise payable.

As of September 30, 2010, the weighted average interest rate on the outstanding bank borrowings was 2.3% (2009: 2.0%).

Note 9 – Accrued Expenses and Other Liabilities, and Other Non-Current Liabilities

Accrued expenses and other liabilities, and other non-current liabilities consist of the following:

	September 30,		December 31,
	2010	2010	2009
	USD’000	RMB’000	RMB’000
Legal and professional fees	710	4,747	4,305
Accrued staff related costs	112	749	7,967
Payables for acquisitions (Note a)	8,209	54,921	121,453
Other accruals	630	4,218	4,283

Accrued expenses and other liabilities	9,661	64,635	138,008

Note a: The balance at September 30, 2010 represents amounts payable in relation to the Group’s acquisitions of Long Rise Holdings Limited (“Long Rise”) amounting to RMB54,921 thousand (USD8,209 thousand) and is non-interest bearing.

Note 10 – Share-Based Compensation

During the three months ended September 30, 2010 and 2009, the Company recognized share-based compensation expense for awards issued under the 2006 Incentive Plan and the 2009 Omnibus Securities and Incentive Plan (the “2009 Incentive Plan”) of RMB17,619 thousand (USD2,633 thousand) and RMB14,954 thousand, respectively. During the nine months ended September 30, 2010 and 2009, the Company recognized share-based compensation expense for awards issued under the 2006 Incentive Plan and the 2009 Incentive Plan of RMB51,310 thousand (USD7,856 thousand) and RMB44,092 thousand, respectively. No options and stock warrants were issued during the three months and nine months ended September 30, 2010 and 2009.

(a) Options under the 2004 Incentive Plan

Under the Company’s 2004 Incentive Plan, the Company issued options to purchase shares of the Company’s common stock. The options granted under the 2004 Incentive Plan had a weighted average exercise price per option of USD4.08 and weighted average remaining contractual term of approximately 4 years. During the three and nine months ended September 30, 2010, nil and 7,500 options under the 2004 Incentive Plan were exercised. During the three and nine months ended September 30, 2009, 85,000 and 100,000 options were exercised, respectively. As of September 30, 2010, 1,184,769 options were outstanding under the 2004 Incentive Plan.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(b) Non-vested share units

A summary of non-vested share units activity is as follows:

	2006 Incentive Plan		2009 Incentive Plan
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
		USD		USD
Balance as of January 1, 2010	1,309,164	5.70	—	—
Granted on January 29, 2010	932,763	6.36	1,167,237	6.36
Granted on September 23, 2010	—	—	750,000	6.04
Vested	(1,103,413)	5.55	(194,540)	6.36

Balance as of September 30, 2010	1,138,514	6.39	1,722,697	6.22

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Numerator for basic and diluted earnings per share:
Income before extraordinary item	31,096	16,223	82,015	44,144
Extraordinary item	—	6,737	—	6,737

Net income attributable to Cogo Group, Inc.	31,096	22,960	82,015	50,881

Denominator:
Basic weighted average shares	37,244,589	36,809,304	37,149,639	36,357,237
Effect of dilutive non-vested equity share units, performance shares, options and warrants	609,289	936,622	857,044	1,209,021

Diluted weighted average shares	37,853,878	37,745,926	38,006,683	37,566,258

	RMB	RMB	RMB	RMB
Income before extraordinary item	0.83	0.44	2.21	1.22
Extraordinary item	—	0.18	—	0.18

Basic earnings per share:	0.83	0.62	2.21	1.40

Income before extraordinary item	0.82	0.43	2.16	1.17
Extraordinary item	—	0.18	—	0.18

Diluted earnings per share:	0.82	0.61	2.16	1.35

Non-vested equity share units, performance shares, and options and warrants amounting to approximately 474 thousand shares and 614 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, approximately 474 thousand shares and 709 thousand shares are excluded from the Company’s dilutive computation as their effect would be anti-dilutive.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note 12 – Operating Segment Information

Segment information is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Product sales
Segment revenue from external customers
Digital media	377,961	337,110	1,053,188	917,098
Telecommunications equipment	165,975	138,335	446,773	375,675
Industrial business	117,456	75,618	316,762	181,161

	661,392	551,063	1,816,723	1,473,934

Service revenue
Segment revenue from external customers	8,997	8,970	23,446	21,030
Inter-segment revenue	—	—	—	5,125

	8,997	8,970	23,446	26,155
Inter-company elimination	—	—	—	(5,125)

Total net revenue	670,389	560,033	1,840,169	1,494,964

Income from operations
Product sales	45,960	27,779	117,866	70,760
Services revenue	1,260	855	3,363	1,651
Unallocated (note i)	(12,198)	(10,649)	(33,190)	(28,976)

Total income from operations	35,022	17,985	88,039	43,435
Interest expense	(3,435)	(572)	(6,216)	(1,081)
Interest income	3,971	3,716	10,758	10,688

Earnings before income taxes	35,558	21,129	92,581	53,042

	September 30, 2010	December 31, 2009
	RMB’000	RMB’000
Total assets
Product sales	2,248,988	1,851,356
Service revenue	72,579	66,444
Unallocated (note ii)	2,548	3,727

	2,324,115	1,921,527

Note i:	Unallocated income from operations includes items such as corporate staff and overheads.
Note ii:	Unallocated assets mainly includes cash for corporate use.

Note 13 – Comprehensive Income

The following table reconciles equity attributable to noncontrolling interest:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning balance	8,719	6,087	8,455	5,511
Net income attributable to noncontrolling interest	306	2,175	711	2,745
Foreign currency translation adjustments	(100)	(4)	(241)	2

Ending balance	8,925	8,258	8,925	8,258

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

This commentary should be read in conjunction with Cogo Group, Inc. (the “Company”) and its subsidiaries’ (together, “we,” “us,” “our” or the “Group”) unaudited condensed consolidated financial statements for the period ended September 30, 2010 and 2009 as well as the Group’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Group’s Form 10-K for the year ended December 31, 2009.

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

Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in the PRC. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ requirements. In addition, in 2006, we began offering technology and engineering services in the PRC, and in 2007, we began offering software design services in the PRC.

We focus on the digital media, telecommunications equipment and industrial business end-markets in the PRC. In the digital media end-market, we provide mobile handset and module solutions for functionalities such as CMMB mobile TV, motion sensor, camera, power supply and Bluetooth as well as solutions for high definition digital set-top box, GPS applications and solutions for Smartbook. In the telecommunications equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-market, which commenced in the beginning of 2008, we provide industrial solutions for the green energy, smart meter, smart grid, railways and auto-electronics sectors. Currently, we have over 1,500 customers, including many of the most established manufacturers in the digital media, telecommunications equipment and industrial business end-markets in the PRC, such as ZTE, TCL and BYD. We work with original equipment manufacturers, or OEMs, as well as subsystem designers and contract manufacturers to provide solutions to support industry leaders like Huawei. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Sandisk, Freescale and Atmel. In addition, in October 2006, we became one of the first PRC-based companies to license software technology and have access to selected source codes directly from Microsoft.

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

Principal Factors Affecting Our Results of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the third quarter of 2010, industrial business related sales, which have generally higher profit margins than our digital module related sales and our telecommunications equipment module related sales, constituted a greater portion of our total net revenue as compared to the previous quarters.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2008, we began targeting the industrial business end-market by providing industrial solutions for the green energy and auto-electronics sectors. Since then the revenues generated from this market have grown from 13.5% of our revenue in the third quarter of 2009 to 17.5% of our revenue in the third quarter of 2010. We anticipate that sales related to the industrial business end-markets will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to market conditions, the level of consumer and information technology spending has declined and reduced the demand for our mobile handsets since the third quarter of 2008. Furthermore, our profit margins have been reduced since we strategically lowered our pricing in order to grow the business in a slowing economic environment. Over the third quarter of 2010 our profit margin have been stabalized and our other businesses, such as industrial business and digital media products, continue to show solid growth, driven by stable infrastructure investments in the PRC.

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

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Matsushita (switches), Freescale Semiconductor (automotive solutions) and Xilinx (industrial solutions). We typically issue purchase orders to our suppliers only after we receive customer orders, enabling us to maintain sustainable inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of September 30, 2010, we had approximately 280 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the telecommunications equipment, industrial business and digital media industries.

Noncontrolling Interest

Noncontrolling interest consisted of 30% and 40% of the outstanding equity interest in Long Rise and Comtech Digital Technology (Hong Kong) Limited (“Comtech Digital”), respectively. For the quarter ended September 30, 2010, approximately 1.7% of our total net revenue was generated through Long Rise. Comtech Digital was established in March 2010 and 1.1% of our total net revenue was generated for the third quarter of 2010.

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

In 2010, Mega Smart (Shenzhen), Mega Sky (Shenzhen) and Industrial (Shenzen) were each entitled to a two-year tax exemption followed by a three-year 50% tax reduction from the first profit making year. In addition, Shanghai E&T, Shanghai Comtech, Keen Awards Beijing (“Keen Awards”), R&E Microelectronics, Comtech Digital (Shenzhen) and Chengdu Comtech are subject to the corporate income tax rate of 25% under the CIT law.

As a result of the above incentives, our operations have historically been subject to relatively low tax liabilities, which will increase in the near future. Our effective tax rate was 10.6% and 11.6% in the nine months ended September 30, 2010 and 2009, respectively. Included in the income tax expense for the nine months ended September 30, 2010 was a deferred income tax benefit of RMB2,699 thousand (USD403 thousand) as a result of the amortization of intangible assets of RMB16,353 thousand (USD2,444 thousand).

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Three Months ended September 30,
	2010	2009
	RMB’000	RMB’000
Net revenue
Product sales
Digital media	377,961	337,110
Telecommunications equipment	165,975	138,335
Industrial business	117,456	75,618
Services revenue	8,997	8,970

Total net revenue	670,389	560,033

Net Revenue. Total net revenue increased by RMB110,356 thousand (USD16,494 thousand), or 19.7% in the three months ended September 30, 2010 when compared to the corresponding period in 2009. The increase was mainly due to the continued expansion in all end-markets.

Product Sales

Details of product sales by market type are as follows:

	Three Months ended September 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	56,491	377,961	56.4%	337,110	60.2%	12.1%
Telecommunications equipment	24,808	165,975	24.8%	138,335	24.7%	20.0%
Industrial business	17,556	117,456	17.5%	75,618	13.5%	55.3%

Total product sales	98,855	661,392	98.7%	551,063	98.4%	20.0%

Product sales for the three months ended September 30, 2010 was RMB661,392 thousand (USD98,855 thousand), or RMB10,329 thousand, or 20.0% higher than the corresponding period in 2009. Digital media sales increased by RMB40,851 thousand (USD6,106 thousand), or 12.1%; telecommunications equipment related sales increased by RMB27,640 thousand (USD4,131 thousand), or 20.0%; and industrial business related sales increased by RMB41,838 thousand (USD6,253 thousand), or 55.3%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, the increased sales volume as a result of growing demand and the promising new lines of business such as automotive, HDTV, smart meters, smart grid and 3G handset access.

Services Revenue.

Services revenue is as follows:

	Three Months ended September 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Services revenue	1,345	8,997	1.3%	8,970	1.6%	0.3%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The increase of RMB27 thousand (USD4 thousand), or 0.3%, was mainly attributable to more sales generated from software design services for the quarter end September 30, 2010, as compared to same period of 2009.

Gross Profit. Gross profit was RMB94,982 thousand (USD14,196 thousand) in the three months ended September 30, 2010, an increase of RMB14,153 thousand (USD2,115 thousand), or 17.5% when compared to RMB80,829 thousand in the corresponding period in 2009. The increase in gross profit was primarily attributable to increased sales volume in all end-markets. Gross margin was 14.2% in the three months ended September 30, 2010, compared to 14.4% in the corresponding period in 2009.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB60,148 thousand (USD8,990 thousand) in the three months ended September 30, 2010, or 4.8% lower than the corresponding period in 2009. The expenses for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months ended September 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
	USD’000	RMB’000		RMB’000
Selling expenses	1,754	11,737	1.7%	26,028	4.6%	(54.9%)
General and administrative expenses	4,263	28,518	4.3%	21,409	3.8%	33.2%
R&D expenses	2,973	19,893	3.0%	15,756	2.8%	26.3%

Total	8,990	60,148	9.0%	63,193	11.2%	(4.8%)

Selling, General and Administrative Expenses. The decrease in selling expenses in the three months ended September 30, 2010 of RMB14,291 thousand (USD2,136 thousand), or 54.9%, was mainly attributable to a charge in allowance for doubtful account of RMB16,506 thousand for the three months ended September 30, 2009 as compared to RMB nil thousand for the same period of 2010. The additional charge for doubtful accounts was assessed in accordance with the Group’s accounting policy. The decrease in selling expenses was offset in part by an increase in product logistics costs, such as transportation and warehousing charges. The increase in general and administrative expenses of RMB7,109 thousand (USD1,063 thousand), or 33.2%, was primarily attributable to RMB5,621 thousand of an unrealized exchange gain mainly resulting from the appreciation of Australian Dollars against RMB during the three months ended September 30, 2009 as compared to an exchange gain of RMB330 thousand (USD49 thousand) for the same period of 2010. The increase in general and administrative expenses was offset in part by an increase in staff cost, including increase in stock-based compensation cost of RMB1,244 thousand (USD186 thousand) of which was mostly granted in the beginning of 2010, and other general administrative expenses, such as office rental due to an increase in headcount as a result of our acquisition of Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in the three months ended September 30, 2010 by RMB4,137 thousand (USD618 thousand), or 26.3%, as compared to the corresponding period in 2009. R&D expenses mainly consist of staff cost and R&D facility charges, and the increase was primarily attributable to an increase in R&D staff cost, including increase in stock-based compensation cost of RMB1,111 thousand (USD166 thousand).

Interest Expense. Interest expense increased in the three months ended September 30, 2010 by RMB2,863 thousand (USD428 thousand) or 500.5%, as compared to the corresponding period in 2009. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the three months ended September 30, 2010 amounted to RMB3,971 thousand (USD594 thousand), compared to RMB3,716 thousand in the corresponding period in 2009. The increase was mainly attributable to an increase in average bank deposits as compared to the corresponding period in 2009.

Income Tax Expense. The effective income tax rate for the three months ended September 30, 2010 and 2009 was 11.7% and 12.9%, respectively. The decrease in effective income tax rate was due to the increase in revenue generated by certain entities in the PRC with tax holidays compared to the same period in 2009.

Extraordinary Gain. Extraordinary gain of RMB6,737 thousand in corresponding period of 2009 represented the reversal of consideration payable for the Keen Awards acquisition of RMB29,118 thousand, offset in part by the reduction of Keen Awards related intangible assets of RMB26,803 thousand and the respective deferred taxation in relation to the intangible assets of Keen Awards of RMB4,422 thousand.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the three months ended September 30, 2010 was RMB31,096 thousand (USD4,648 thousand), as compared to RMB22,960 thousand in the corresponding period in 2009. We reported basic earnings per share of RMB0.83 (USD0.12) and diluted earnings per share of RMB0.82 (USD0.12) for the three months ended September 30, 2010, as compared to basic earnings per share of RMB0.62 and diluted earnings per share of RMB0.61 for the corresponding period in 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Nine Months ended September 30,
	2010	2009
	RMB’000	RMB’000
Net revenue
Product sales
Digital media	1,053,188	917,098
Telecommunications equipment	446,773	375,675
Industrial business	316,762	181,161
Services revenue	23,446	21,030

Total net revenue	1,840,169	1,494,964

Net Revenue. Total net revenue increased by RMB345,205 thousand (USD51,596 thousand), or 23.1% in the nine months ended September 30, 2010 when compared to the corresponding period in 2009. The increase was mainly due to the continued expansion in all end-markets.

Product Sales

Details of product sales by market type are as follows:

	Nine Months ended September 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	157,416	1,053,188	57.2%	917,098	61.4%	14.8%
Telecommunications equipment	66,777	446,773	24.3%	375,675	25.1%	18.9%
Industrial business	47,345	316,762	17.2%	181,161	12.1%	74.9%

Total product sales	271,538	1,816,723	98.7%	1,473,934	98.6%	23.3%

Product sales for the nine months ended September 30, 2010 was RMB1,816,723 thousand (USD271,538 thousand), or RMB342,789 thousand, or 23.3% higher than the corresponding period in 2009. Digital media sales increased by RMB136,090 thousand (USD20,341 thousand), or 14.8%; telecommunications equipment related sales increased by RMB71,098 thousand (USD10,627 thousand), or 18.9%; and industrial business related sales increased by RMB135,601 thousand (USD20,268 thousand), or 74.9%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, the increased sales volume as a result of growing demand and the and the promising new lines of business such as automotive, HDTV, smart meters, smart grid and 3G handset access.

Services Revenue.

Services revenue is as follows:

	Nine Months ended September 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Services revenue	3,504	23,446	1.3%	21,030	1.4%	11.5%

Services revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The increase of RMB2,416 thousand (USD361 thousand), or 11.5% more sales generated from software design services for the quarter, as compared to same period of 2009.

Gross Profit. Gross profit was RMB260,341 thousand (USD38,912 thousand) in the nine months ended September 30, 2010, an increase of RMB46,446 thousand (USD6,942 thousand), or 21.7% when compared to RMB213,895 thousand in the corresponding period in 2009. The increase in gross profit was primarily attributable to increased sales volume in all end-markets. Gross margin was 14.1% in the nine months ended September 30, 2010, compared to 14.3% in the corresponding period in 2009.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB172,526 thousand (USD25,787 thousand) in the nine months ended September 30, 2010, or 0.8% higher than the corresponding period in 2009. The expenses for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months ended September 30,
	2010			2009
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
	USD’000	RMB’000		RMB’000
Selling expenses	4,704	31,472	1.7%	59,362	4.0%	(47.0%)
General and administrative expenses	12,875	86,139	4.7%	63,890	4.3%	34.8%
R&D expenses	8,208	54,915	3.0%	47,876	3.2%	14.7%

Total	25,787	172,526	9.4%	171,128	11.5%	0.8%

Selling, General and Administrative Expenses. The decrease in selling expenses in the nine months ended September 30, 2010 of RMB27,890 thousand (USD4,169 thousand), or 47.0%, was mainly attributable to a charge in allowance for doubtful accounts of RMB26,118 thousand in the nine months ended September 30, 2009, as compared to RMB2 thousand for the same period of 2010. The additional charge for doubtful accounts assessed in accordance with the Group’s accounting policy. The decrease in selling expenses was offset by an increase in product logistics costs, such as transportation and warehousing charges. The increase in general and administrative expenses of RMB22,249 thousand (USD3,325 thousand), or 34.8%, was primarily attributable to RMB13,218 thousand of an unrealized exchange gain mainly resulting by the appreciation of Australian Dollars against RMB during the nine months ended September 30, 2009, as compared to an exchange loss of RMB3,178 thousand (USD475 thousand) for the same period of 2010. In addition, there was an increase in staff cost, including stock-based compensation cost of RMB3,405 thousand (USD509 thousand) of which was mostly granted in the beginning of 2010, and other general administrative expenses, such as office rental due to an increase in headcount as a result of our acquisition of Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in the nine months ended September 30, 2010 by RMB7,039 thousand (USD1,052 thousand), or 14.7%, as compared to the corresponding period in 2009. The R&D expenses mainly consist of staff cost and R&D facility charges and the increase was primarily attributable to an increase in R&D staff cost, including stock-based compensation cost of RMB2,967 thousand (USD444 thousand) as a result of expansion in industrial market.

Interest Expense. Interest expense increased in the nine months ended September 30, 2010 by RMB5,135 thousand (USD768 thousand) or 475.0%, as compared to the corresponding period in 2009. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the nine months ended September 30, 2010 amounted to RMB10,758 thousand (USD1,608 thousand), compared to RMB10,688 thousand in the corresponding period in 2009. The increase was mainly attributable to an increase in average bank deposits as compared to the corresponding period in 2009.

Income Tax Expense. The effective income tax rate for the nine months ended September 30, 2010 and 2009 was 10.6% and 11.6%, respectively. The decrease in effective income tax rate was due to the increase in revenue generated by certain entities in the PRC with tax holidays compared to the same period in 2009.

Extraordinary Gain. Extraordinary gain of RMB6,737 thousand in corresponding period of 2009 represented the reversal of consideration payable for the Keen Awards acquisition of RMB29,118 thousand, offset in part by the reduction of Keen Awards related intangible assets of RMB26,803 thousand and the respective deferred taxation in relation to the intangible assets of Keen Awards of RMB4,422 thousand.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the nine months ended September 30, 2010 was RMB82,015 thousand (USD12,259 thousand), as compared to RMB50,881 thousand in the corresponding period in 2009. We reported basic earnings per share of RMB2.21 (USD0.33) and diluted earnings per share of RMB2.16 (USD0.32) for the nine months ended September 30, 2010, as compared to basic earnings per share of RMB1.40 and diluted earnings per share of RMB1.35 for the corresponding period in 2009.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three to four months. Accordingly, working capital, being current assets less current liabilities, is needed to fund this timing difference.

As at September 30, 2010, apart from the cash payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditure.

As of September 30, 2010, we had approximately RMB917,265 thousand (USD137,100 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of September 30, 2010, we had working capital of RMB1,340,897 thousand (USD200,417 thousand), including RMB917,265 thousand (USD137,100 thousand) in cash, as compared with working capital of RMB1,243,646 thousand, including RMB667,320 thousand in cash, as of December 31, 2009.

Operating activities used cash of RMB13,803 thousand (USD2,062 thousand) for the nine months ended September 30, 2010, compared to cash used of RMB24,282 thousand in the corresponding period in 2009. The cash used in operating activities for the nine months ended September 30, 2010 was primarily due to an increase in cash paid to inventory purchases of RMB153,622 thousand (USD22,961 thousand) near the end of September 2010 to meet expected demand in the coming months. For the nine months ended September 30, 2009, the increase in cash paid to inventory purchases was RMB43,693 thousand.

Investing activities used RMB91,219 thousand (USD13,634 thousand) for the nine months ended September 30, 2010, mainly for payments for acquisitions of subsidiaries of RMB65,127 thousand (USD9,734 thousand) and purchases of property and equipment of RMB5,675 thousand (USD848 thousand). Investing activities used RMB91,219 thousand (USD13,634 thousand) during the nine months ended September 30, 2009, mainly for payments for the acquisitions of subsidiaries of RMB65,127 thousand (USD9,734 thousand).

Financing activities provided cash of RMB358,379 thousand (USD53,565 thousand) for the nine months ended September 30, 2010, primarily arising from proceeds from bank borrowings of RMB401,150 thousand (USD59,958 thousand), partly offset by purchase of treasury stock of RMB42,771 thousand (USD6,393 thousand).

Indebtedness

On October 7, 2005, the Group entered into a credit facility with Standard Chartered Bank (Hong Kong) Limited (“SCB”). On July 6, 2010, the facility is revised into a general banking facility. The facility is secured by funds on deposit of not less than USD5,000 thousand. The facility of the current account overdraft bears interests rate of 0.5% per annum above the HKD Prime for HKD overdraft or 0.5% per annum above the USD Prime for USD overdraft, payable monthly in arrears. The facility of trade finance bears interest at 2% per annum above HIBOR for the import/export facilities denominated in foreign countries. The outstanding loan balance under the SCB facility was RMB110,166 thousand (USD16,466 thousand) and RMB31,040 thousand respectively, as of September 30, 2010 and December 31, 2009.

On October 7, 2005, the Group entered into a USD9,000 thousand credit facility with the Bank of China (Hong Kong) Limited (“BOC”). On April 23, 2010 the facility with the BOC was USD31,000 thousand. The facility is secured by funds on deposit in an amount not less than USD15,000 thousand and bears interest from LIBOR/HIBOR +2% per annum, depending on the different kinds of borrowings made and is used to settle foreign exchange obligations to the extent needed. The BOC facility is repayable on demand and the BOC may increase, reduce and/or cancel the facility by providing written notice to the Group. Interest on this facility accrues until payment is demanded by the BOC and no commitment fee is required for this facility. As of September 30, 2010 and December 31, 2009, the outstanding loan balances under the BOC facility were RMB165,391 thousand (USD24,721 thousand) and RMB33,957 thousand, respectively.

On April 28, 2010, the Group entered into a factoring agreement (the “Factoring Agreement”) with the BOC. Pursuant to the Factoring Agreement, BOC granted the Group a line of credit of up to USD30,000 thousand or its equivalent amount in HKD, secured by funds on deposit in an amount not less than USD15,000 thousand, being the aggregate amount with other facilities with BOC, if any. The facility bears an interest rate of 2% per annum above HIBOR or LIBOR, depending on the currency in which the borrowings are denominated. As of September 30, 2010, the outstanding loan balance under the Factoring Agreement was RMB8,512 thousand (USD1,272 thousand).

On November 18, 2009, the Group entered into a credit facility with Guangdong Development Bank Shenzhen Branch (“GDB Shenzhen”). The facility is valid for 12 months commencing November 18, 2009 and terminates on November 17, 2010, and loans under the facility bear interest at 1.5% per annum above the 3-month LIBOR and no commitment fee is required for this facility. GDB Shenzhen may terminate the facility if the Group does not regain its ability to perform its repayment obligations and cannot provide guarantees acceptable to GDB Shenzhen within 30 days after it ceases performing its repayment obligations. No minimum guarantee deposits are required. On January 22, 2010, the Group entered into a Credit Extension Agreement with Guangdong Development Bank Macau Branch (“GDB Macau”) which established a revolving secured trade finance term. The credit extension is valid for 12 months commencing January 22, 2010, and loans under the Credit Extension Agreement bear an interest rate of 3-month LIBOR or HIBOR rate plus 1.5% per annum, depending on the drawdown currency. As of September 30, 2010 and December 31, 2009, the total outstanding loan balance under both GDB Shenzhen facility and GDB Macau facility was RMB227,310 thousand (USD33,975 thousand) and RMB54,405 thousand, respectively.

On October 8, 2010, the Group entered into general banking facilities (“Facility I” and “Facility II”) with the Hong Kong Branch of China Merchants Bank (“CMB”). Facility I consists of a revolving loan facility of up to the lesser of (i) USD20,000 thousand or (ii) the amount of the bank guarantee (“Bank Guarantee”) issued by Shenzhen Branch of China Merchants Bank. The maturity date of Facility I is the earlier of (i) December 30, 2010 or (ii) five banking days prior to the expiration date of the Bank Guarantee. Facility I bears interest at a rate equal to the greater of LIBOR at the rate of one or two month periods or the cost of funds of CMB, plus 1.3% per annum. Facility II consists of an irrevocable letters of credit (“LC”), loans against a trust receipt (up to 180 days) (“TR”) and an invoice financing loan (up to 180 days) (“IFL”) up to a total amount of the lesser of USD20,000 thousand or the aggregate amount of the Bank Guarantee (“Facility II”). Facility II commences on January 1, 2011 and matures on the earlier of (i) October 8, 2011 or (ii) five banking days prior to the expiration date of the Bank Guarantee. Commissions and interest on the facilities and loans under the Facility II are as follows:

(1)	LC opening commission: first USD50 thousand at 0.25% and at 0.3125% thereafter.

(2)	Acceptance commission: first USD50 thousand at 0.25% and at 0.3125% thereafter.

(3)	TR loan interest rate: at 1.3% per annum. above the greater of (i) LIBOR or (ii) the cost of funds of CMB.

(4)	Commission in lieu of exchange: first USD50 thousand at 0.25% and at 0.3125% thereafter.

(5)	Invoice Financing loan interest rate: at 1.3% per annum above the greater of (i) LIBOR or (ii) the cost of funds of CMB.

The Facilities are secured by a bank guarantee up to the amount of RMB140 million issued by Shenzhen Branch of China Merchants Bank. In the event of default, the Facilities provide for interest of 5% above interest otherwise payable.

As of September 30, 2010, the weighted average interest rate on the outstanding bank borrowings was 2.3% (2009: 2.0%).

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we were entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount costs 4.9% of the balance transferred, which is recorded as interest expense. For the nine months ended September 30, 2010, we had received proceeds from the sales of the bills receivable amounting to RMB18,387 thousand (USD2,748 thousand), compared with RMB49,708 thousand for the same period last year.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of September 30, 2010, the exchange rate of RMB to USD1.00 was RMB6.6905. On June 19, 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi appreciated from 6.7968 Renminbi per U.S. dollar on June 21, 2010 to 6.7709 Renminbi per U.S. dollar on July 2, 2010.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue is denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of September 30, 2010 and December 31, 2009, we have cash denominated in U.S. dollars amounting to RMB290,804 thousand (USD43,465 thousand) and RMB149,399 thousand. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB5,131 thousand (USD857 thousand) for the nine months ended September 30, 2010. We do not currently engage in hedging activities and as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB511,379 thousand (USD76,434 thousand) as of September 30, 2010. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB5,114 thousand (USD764 thousand) over a one year period. The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2010.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b) Exhibits

Exhibit No.	Document Description

10.1*	Confirmation Letter of Standard Chartered Bank (Hong Kong) Limited, dated July 6, 2010.

10.2*	Facility Letter by and among Standard Chartered Bank (Hong Kong) Limited, Comtech International (Hong Kong) Limited, Keen Awards Limited and Comtech Broadband Corporation Limited, dated February 22, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGO GROUP, INC.

November 5, 2010	By:	/S/ JEFFREY KANG
Jeffrey Kang
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2010	By:	/S/ FRANK ZHENG
Frank Zheng
Chief Financial Officer
(Principal Financial Officer)