Form 10-K
period 2010-12-31
Cogo Group, Inc.
filed 2011-03-16
CIK 28367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was USD182,728,635 based on the reported last sale price of common stock on the Nasdaq Global Market on March 14, 2011.

The number of shares outstanding of the registrant’s common stock at USD0.01 par value as of March 14, 2011 was 35,848,764.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COGO GROUP, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2010

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the availability and cost of products from our suppliers incorporated into our customized module design solutions;

•	changes in end-user demand for the products manufactured and sold by our customers;

•	general and cyclical economic and business conditions, domestic or foreign, and, in particular, those in China’s mobile handset, telecommunications equipment and digital media industries;

•	the rate of introduction of new products by our customers;

•	the rate of introduction of enabling technologies by our suppliers;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	our ability to compete effectively with our current and future competitors;

•	our ability to manage our growth effectively, including possible growth through acquisitions;

•	our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers;

•	our implementation of share-based compensation plans;

•	changes in the favorable tax incentives enjoyed by our People’s Republic of China (“PRC”) operating companies;

•	foreign currency exchange rates fluctuations;

•	adverse changes in the securities markets; and

•	legislative or regulatory changes in the PRC.

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

Company Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in the PRC. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006 we began offering technology and engineering services in the PRC and in 2007, we began offering software design services in the PRC.

We focus on the digital media, telecommunications equipment and industrial business end-markets in the PRC. In the digital media end-market, we provide mobile handset and module solutions for functionalities such as CMMB mobile TV, motion sensor, camera, power supply and bluetooth as well as solutions for high definition digital set-top box, GPS and solutions for Tablet. In the telecommunications equipment end-market, we provide solutions for public switched telephone network, or PSTN, switching, optical transmitters, electrical signal processing and optical signal amplification. In the industrial business end-market, which commenced since the beginning of 2008, we provide industrial solutions for the smart meter, smart grid, railway and auto-electronics sectors. Currently, we have approximately 1,600 customers, including many of the most established manufacturers in the digital media, telecommunications equipment and industrial business end-markets in the PRC such as ZTE, TCL and BYD. We work with original equipment manufacturers, or OEMs, as well as subsystem designers and contract manufacturers to provide solutions to support industry leaders like Huawei. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Sandisk, Freescale Semiconductor and Atmel. Additionally, in October 2006 we became one of the first the PRC-based companies to license software technology and have access to selected source codes relating to digital media directly from Microsoft.

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

We continue to explore and identify new end-markets where we can leverage both our design and engineering expertise. For example, in January 2011, we acquired MDC Tech International Holdings Limited which provides us with a strong foothold in two fast growing industrial markets: health care and smart grid. In 2009, we acquired Mega Smart Group Limited which provides industrial solutions for the green energy and auto-electronics sectors.

From 2008 to 2010, our net revenue grew from RMB1,959.5 million to RMB2,589.5 million (USD392.4 million), representing a compound annual growth rate, or CAGR, of 15.0%, and our net income attributable to Cogo Group, Inc. increased from RMB95.9 million to RMB112.4 million (USD17.0 million) during the same period, representing a CAGR of 8.3%.

Competitive Strengths

We believe that our customized module design solutions allow our customers to more effectively utilize our suppliers’ enabling technology components, which in turn allows them to better compete in their targeted end-markets. We believe our competitive strengths include:

Broad customer base and deep customer relationships. Our broad customer base includes many major domestic telecommunications equipment, industrial business and digital consumer electronics manufacturers in the PRC and many of their supporting subsystem suppliers. Being a customized module design solution provider to our customers requires a time-consuming and difficult procurement qualification process, which we believe serves as a significant barrier to entry for other participants. We believe that these close customer relationships, together with our continued qualified solution provider status, facilitate better understanding of our customers’ time-to-market, technology and cost requirements. These relationships also present new business opportunities by enabling us to identify and capture additional revenue streams from our customers’ new growth areas.

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

Strong relationships with enabling technology components suppliers. We work closely with more than 30 technology components suppliers, including major global components suppliers such as Broadcom, Sandisk, Freescale Semiconductor and Atmel. In addition to facilitating the customization of their technology components, our suppliers often rely on us as a means of penetrating new PRC-based electronics manufacturers via our existing domestic relationships.

Strategy

We intend to strengthen our position as a technology solution provider for customers in PRC’s digital media, telecommunications equipment and industrial business end-markets.

Leverage our strong customer relationships into new opportunities. In 2008, we began targeting the industrial business end-market to provide industrial solutions for the green energy and auto-electronics sectors. We have since then grown our revenues generated from this market from constituting 4.5% of our 2008 revenue to 17.4% of our 2010 revenue. We anticipate that sales related to the industrial business end-markets will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end markets that we believe represent significant growth opportunities.

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

Make strategic investments and acquisitions. We intend to grow and expand our business by making strategic investments in and acquiring businesses complementary to ours that will enable us to expand the solutions we offer to our existing target customer base, and that will provide opportunities to expand into new markets. In particular, we plan to pursue opportunities where we expect to generate additional near-term revenue or expand our long-term growth opportunities by expanding our customer base or target end-markets. For example, in January 2011, we acquired MDC Tech International Holdings Limited which provides us with a strong foothold in two fast growing industrial markets: health care and smart grid. In 2009, we acquired 100% of Mega Smart Group Limited and its subsidiary, which engage in the development of industrial applications components in the PRC.

Products and Technology

We provide customization of our suppliers’ technology components with module designs to suit each of our customers’ specific needs. Our customized module design solutions include:

Digital Media Modules	Telecommunications Equipment Modules	Industrial Business Solutions

CMMB mobile TV	Fixed line telecommunications network	Smart Meter

Motion Sensor	Data communications	Smart Grid

Persistent storage	Optical transmission	Railways

Input / output	Wireless base-station	Auto-electronics

Sound system		Health Care

Power supplies

Bluetooth

Multimedia

High definition digital set-top box

GPS

Multimedia module in portable media player

Multimedia module in home entertainment

Tablets functionality

The following table sets forth the revenue contribution from our digital media, telecommunications equipment, industrial business and other services end-markets during 2008, 2009 and 2010.

Market	2010	2009	2008
Digital media	57.0%	60.4%	65.3%
Telecommunications equipment	24.3%	25.0%	28.8%
Industrial business	17.4%	13.2%	4.5%
Services revenue	1.3%	1.4%	1.4%
Total	100.0%	100.0%	100.0%

During the year, we and the selling shareholders of Long Rise Holdings Limited (“Long Rise”) signed a supplementary agreement to the original share purchase agreement in which the selling shareholders of Long Rise discharged our obligation to pay the outstanding payable for the acquisition of Long Rise and transferred the remaining 30% equity interest in Long Rise to us for no consideration and we agreed to release the selling shareholders of Long Rise from the non-compete agreements. Although there was a reduction in revenue generated from the Long Rise business as a result of such supplementary agreement, we consider Long Rise mainly engaged in the traditional CDMA handsets market and the impact would not be significant to the business as a whole.

Our research and development (“R&D”) unit has always been a driving component in our business and remains crucial in providing the best design solutions for our customers. We have a team of approximately 280 highly qualified design and application engineering specialists and other technical employees engaged in R&D related activities to develop new customized module solutions targeted at the wireless handset, telecommunications equipment, industrial business and digital media industries. For 2010, we invested RMB77.9 million (USD11.8 million) for R&D purposes and will continue to devote significant resources to supporting and enhancing the depth and capabilities of our R&D unit.

Customers

Our broad customer base includes many of the major domestic digital media, telecommunications equipment and industrial business manufacturers in the PRC. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in the PRC, as well as international manufacturers who have begun to manufacture end-products in the PRC for the domestic and international markets. Our three largest customers in the digital media market in terms of 2010 net revenue were ZTE, both a large domestic mobile handset manufacturer and one of the largest telecommunications equipment manufacturers in the PRC, Skyworth Digital, one of the leading digital set-top box manufacturers in the PRC and T&W Electronics, a major broadband terminal equipment and digital consumer electronic provider in the PRC. Our two largest customers from the telecommunications equipment industry in terms of 2010 net revenue were ZTE and Wuhan Research Institute of Post & Telecommunications, a major telecommunications equipment manufacturer in the PRC. Our customers in the industrial business end-market are mainly small and medium enterprises. During 2010, ZTE, Skyworth Digital, T&W Electronics, Wuhan Research Institute of Post & Telecommunications and Yulong, accounted for 26.0%, 7.0%, 5.1%, 4.7% and 2.9% of our net revenue, respectively.

As of December 31, 2010, our major customers by end-market were as follows:

•	Digital Media—TCL, Skyworth Digital, Yulong, Starnet Digital Technology and ZTE.

•	Telecommunications Equipment— ZTE, T&W Electronics and Wuhan Research Institute of Post & Telecommunications

•	Industrial Business—BYD and small and medium enterprises

In 2008, 2009 and 2010, our top 10 customers to whom we sold directly, including several contract manufacturers used by some of our major end-market customers, were as follows:

	2010			2009			2008
Customer Name	Net Revenue		% of Net Revenue(%)	Net Revenue		% of Net Revenue(%)	Net Revenue		% of Net Revenue(%)
	(in millions, except for percentages)
ZTE	RMB	672.6	26.0%	RMB	458.3	21.9%	RMB	227.7	11.6%
Skyworth Digital		181.0	7.0		51.5	2.5		*	*
T&W Electronics		132.2	5.1		218.4	10.4		198.8	10.2
Wuhan Research Institute of Post & Telecommunications		121.6	4.7		73.6	3.5		103.2	5.3
Yulong		74.4	2.9		45.1	2.2		*	*
BYD		51.9	2.0		*	*		*	*
TCL		51.0	2.0		57.8	2.8		63.1	3.2
COSHIP		49.1	1.9		50.0	2.4		48.0	2.5
Starnet Digital Technology		40.9	1.6		76.5	3.7		*	*
Shanghai Xiangnei Auto		29.7	1.1		*	*		*	*
Allied Teleris		*	*		36.0	1.7		*	*
Longcheer Communications		*	*		27.4	1.3		*	*
Beijing Tianyu Communication Equipment		*	*		*	*		69.4	3.5
Young Poong Electronics		*	*		*	*		50.4	2.6
Accelink Technologies		*	*		*	*		33.7	1.7
Malata Group		*	*		*	*		30.1	1.5
Wuhan Fiberhome International Technologies		*	*		*	*		28.4	1.5
Total	RMB	1,404.4	54.3%	RMB	1,094.6	52.4%	RMB	852.8	43.6%

*	Not a top 10 customer in the respective year.

The value of our technology solutions can be illustrated by specific examples of how we have worked closely with our customers and suppliers in leveraging our competitive position and unique business model to solidify and extend our existing business, as well as identify and capture new opportunities:

Applying our customized module design capabilities to new end-markets. We have leveraged our customized module design capabilities and our deep, multi-level customer relationships to follow our customers into new end-markets. Since 1995, we have been a provider of customized module design solutions for telecommunications equipment to ZTE, one of the largest telecommunications equipment manufacturers in the PRC. ZTE first sought to enter the mobile handset market in the PRC in 2000. Based on our working history with ZTE on telecommunications equipment solutions and on our proven design capabilities, ZTE selected us as a provider of customized module design solutions for their mobile handsets in 2000. Our total net revenue from ZTE was RMB672.6 million (USD101.9 million) in 2010.

Suppliers

We develop our customized module design solutions based on technology components provided by key technology and other suppliers in our target end-markets. We work with a select list of more than 30 key suppliers, including:

Supplier Name	Product
Broadcom	Various products including integrated circuit and Bluetooth

Matsushita	Switches, connectors, relay

Sandisk	Flash memory

Atmel	Microcontrollers

Freescale Semiconductor	Microcontrollers

Xilinx	Microcontrollers

In 2008, 2009 and 2010, based on cost, our major suppliers from whom we purchase components sold to our customers were as follows:

	2010	2009	2008
Supplier Name	% of Cost of sales (%)	% of Cost of sales (%)	% of Cost of sales (%)
Broadcom	37.7	36.3	31.7
Matsushita	9.3	10.1	7.5
Sandisk	8.2	9.7	*
Atmel	7.1	4.1	*
Freescale Semiconductor	6.3	9.4	*
Foxconn	*	*	12.6
JDS Uniphase	*	*	5.1

*	Not a significant supplier in the respective year.

We have established long-standing relationships with our key suppliers. For example, we have worked with Matsushita since our inception in 1995. While we depend on our key suppliers, we believe that we can find alternative suppliers within a reasonable amount of time without significantly altering our proposed solutions. For further information concerning our reliance on Broadcom, Matsushita and other key suppliers, see “Risk factors—Reliance on our suppliers, with whom we often do not have long-term supply agreements, makes us vulnerable to the loss of one or more key suppliers or the delivery capabilities of our suppliers.”

Development of collaborative relationships with key component suppliers. We have expanded our business by collaborating with our key component suppliers and incorporating our suppliers’ technology components into our module reference designs to provide customized solutions for different OEM customers. For example, demand for flash memory integrated circuits has increased as the need for high volume storage has grown rapidly due to the more advanced data services offered over wireless networks onto mobile handsets. We developed a storage module by incorporating our supplier’s flash memory products, customizable for each customer according to their varying design criteria. Through this approach, we were able to customize each module to provide optimal functionality to a variety of OEM customers. Our ability to bring this solution to each of these OEM customers:

•	allow our customers to optimize their mobile handsets by incorporating flash memory technology in a fast and cost-efficient fashion;

•	allow this supplier to penetrate the PRC market and specific OEM customers, without having to design and manufacture separate flash memory products; and

•	reinforce and broaden our relationship with this key component supplier.

Sales and Marketing

We generate sales of our customized module design solutions through our direct sales force, consisting of approximately 177 sales directors, account managers and sales support staff as of December 31, 2010. Our sales directors are responsible for establishing sales strategy and setting objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer relationship. Account managers work closely with customers and, in many cases, provide on-site support. Account managers often attend our customers’ internal meetings related to production, engineering design and quality assurance to ensure that our customers’ expectations are appropriately interpreted and communicated to our operations group, and ultimately met or exceeded throughout the design process. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Employees

As of December 31, 2010, we had approximately 560 employees, 280 in research and development, 177 in sales and marketing and 103 in administrative positions.

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

We operate a Mandatory Provident Fund Scheme (“the MPF scheme’) under the Hong Kong Mandatory Provident Fund Schemes Ordinance for employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The assets of the MPF scheme are held by independent trustees and are separated from those of our assets. Under the MPF scheme, the employer and its employees are each required to make contributions to the plan at 5% of the employees’ relevant income, subject to a cap of monthly relevant income of HKD20,000. Contributions to the plan by the employee vest immediately.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe we enjoy good relations with our employees.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Form 10-K or that we have made or will make elsewhere.

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

While many of our proposed customized module design solutions are accepted by our customers, there is no obligation for customers to accept our proposed solutions. We dedicate personnel, management and financial resources to research and development and technical support in developing new customized module design solutions for our customers. The time frames for most research and development projects typically range from two to eighteen months. For our product sales segment, because we do not charge a design fee, but rather generate revenue through the resale of specified components contained in our proposed reference designs, if our customers do not accept our proposed designs, we will fail to capitalize on the invested resources, time and effort that we expended on a project. Furthermore, our customers typically make purchases on a purchase order basis. Prior to submission of a purchase order, our customers are not obligated to purchase from us any quantity of specific components that we propose to sell in our proposed module reference design. Our customers may cancel or defer their purchase orders on short notice without significant penalty. Even if a customer accepts our proposed module reference design, the customer could bypass us and contract with our competitors or possibly our suppliers directly for the purchase of the specific components we otherwise had proposed to sell. The failure to accept our proposed module reference design, the loss of ongoing business from our customers or the transition away from us in favor of direct purchases from our competitors or suppliers could each result in our failure to realize potentially significant net revenue.

Reliance on our suppliers, with whom we often do not have long-term supply agreements, makes us vulnerable to the loss of one or more key suppliers or the delivery capabilities of our suppliers.

We typically rely on a limited number of key suppliers, and many customized module design solutions that we develop are designed around technology components provided by our suppliers. We typically do not have long-term supply agreements or other forms of exclusive arrangements with our suppliers. In 2010, for example, Broadcom, Matsushita, Sandisk and Atmel, accounted for approximately 37.7%, 9.3%, 8.2% and 7.1%, respectively, of our cost of sales. If we lose a key supplier or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demand for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. For example, on one prior occasion, one of our key suppliers experienced an interruption in its production capacity due to a relocation of its production facilities, which resulted in its inability to meet our quarterly supply requirements. If suitable replacement components are unavailable, we may be forced to redevelop certain of our solutions, which ultimately may not be accepted by our customers.

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

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly-skilled personnel. If we cannot attract and retain the personnel we require at a reasonable cost, our cost of goods sold will increase and the profitability of our business could be negatively affected. Our business is especially dependent on sales, marketing, research and development, and services personnel. Competition in the PRC for executive-level and skilled technical and sales and marketing personnel is strong, and recruiting, training, and retaining qualified key personnel are important factors affecting our ability to meet our growth objectives. Should key employees leave our company, we may lose both an important internal asset and net revenue from customer projects in which those employees were involved.

Loss of key customers may adversely impact our net revenue.

We generate the majority of our net revenue from a small number of key customers, and we anticipate that a relatively small number of key customers will continue to account for a significant portion of our net revenue in the foreseeable future, particularly in the telecommunications equipment market. In 2010, our sales to ZTE, Skyworth Digital and T&W Electronics accounted for approximately 26.0%, 7.0%, and 5.1% respectively, of our net revenue. Sales to our top 10 customers represented approximately 54.3% of our net revenue in 2010. Should we lose, receive reduced orders from, or experience any adverse change in our relationship with any of our key customers, or should they decide to use solutions provided by other companies, we will suffer a substantial loss in net revenue.

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

We have experienced rapid growth over the last five years, with our net revenue increasing from RMB1,323.6 million in 2006 to RMB2,589.5 million (USD392.4 million) in 2010. Our number of employees has increased from approximately 30 in 2001 to 560 as at December 31, 2010. We have limited operational, administrative and financial resources, which may be inadequate to sustain our current growth rate. If we are unable to manage our growth effectively, the quality of our solutions could deteriorate and our business may suffer. As our customer base increases and we enter new end-markets, we will need to:

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

Our acquisition strategy also depends on our ability to obtain necessary government approvals that may be required, as described under “—Risks Related to Doing Business in the PRC—Our acquisition strategy may be subject to SDRC approval under legislation enacted in 2004.”

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

Our in-house design engineering teams develop our customized module design solutions. We typically do not have patent or other intellectual property protection for our solutions, nor do we typically have non-disclosure or confidentiality agreements with most of our suppliers or customers to keep our design specifications confidential. Suppliers or other competitors may attempt to circumvent us by selling products or providing module design solutions directly to our customers. The unauthorized use by our suppliers or other competitors of our module design solution specifications or other intellectual property in the future would result in a substantial decrease in our net revenue. The validity, enforceability and scope of protection of intellectual property in the PRC is uncertain and still evolving, and PRC laws may not protect intellectual property rights to the same extent as the laws of some other jurisdictions, such as the United States. Moreover, litigation may be necessary in the future to enforce any intellectual property rights we may establish or acquire in the future, which could result in substantial costs and diversion of our resources, and have a material adverse effect on our business, financial condition and results of operations.

We became a public company through a share exchange with a non-operating public shell company, where we were the accounting acquirer and assumed all known and unknown potential liabilities of our predecessor entity.

Our July 2004 share exchange with Trident was accounted for as a reverse merger in which Cogo Cayman was deemed the accounting acquirer and Trident, which was originally incorporated in 1917, was the legal acquirer. We have retained all the known and unknown liabilities of Trident. There may be other potential liabilities about which we are not yet aware. For any potential liabilities arising from litigations, see “Item 3. Legal proceedings” for additional details.

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

At the time of its incorporation, foreign shareholding in a trading business such as Shenzhen Comtech could not exceed 65%. With subsequent PRC deregulation, foreign ownership of such a trading business can now reach 100%, and approval of foreign ownership of companies in the PRC engaged in commodity trading businesses—which includes agency trade, wholesale, retail and franchise operations is now delegated to local government agencies of the PRC Ministry of Commerce. In order to exercise control over Shenzhen Comtech (a PRC operating company legally permitted to engage in a commodity trading business), without direct shareholding by us (a U.S.-listed company and therefore a foreign-invested entity), Honghui Li, our vice president, and Huimo Chen, the mother of our principal shareholder and chief executive officer, Jeffrey Kang, hold 99% and 1%, respectively, of the equity interests of Shenzhen Comtech, and through contractual agreements with us hold such equity interests exclusively for the benefit of our 100% directly owned subsidiary, Comtech China. Shenzhen Comtech, in turn owns a 60% equity interest in another of our PRC operating companies, Shanghai E&T, with the other 40% being held by Comtech China through trust agreements. Under the trust agreements, Shenzhen Comtech owns a 35% equity interest in Shanghai E&T for the benefit of Comtech China and Honghui Li owns a 5% equity interest in Shanghai E&T for the benefit of Comtech China. While we do not have any equity interest in Shenzhen Comtech, through these contractual agreements, we enjoy voting control and are entitled to the economic interests associated with their equity interest in Shenzhen Comtech. For additional details regarding these contractual agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These contractual agreements may not be as effective in providing us with control over Shenzhen Comtech as direct ownership because we rely on the performance of Honghui Li and Huimo Chen under the agreements. If they fail to perform their respective obligations under the agreements, we may have to incur substantial costs and resources to enforce such agreements and may not be able to do so in any case. Further, the profits of Shenzhen Comtech may not be able to be remitted outside the PRC due to foreign exchange controls. Also, we must rely on legal remedies under applicable law, which may not be as effective as those in the United States. Because we rely on Shenzhen Comtech and Shanghai E&T in conducting our business operations in the PRC, the realization of any of these risks relating to our corporate structure could result in a material disruption of our business, diversion of our resources and the incurrence of substantial costs, any of which could materially and adversely affect our operating results and financial condition.

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

Historically, we have focused on the digital media and telecommunications equipment end-markets in the PRC. The digital media and telecommunications equipment end-markets are characterized by rapid technological advances, intense competition, frequent introduction of new products and services and consumer demand for greater functionality, lower costs, smaller products and better performance. We must constantly seek out new products and develop new solutions to maintain in our portfolio. We have experienced and will continue to experience some solution design obsolescence. We expect our customers’ demands for improvements in product performance to increase, which means that we must continue to improve our design solutions and develop new solutions to remain competitive and grow our business. Our failure to compete successfully for customers will result in price reductions, reduced margins or loss of market share, any of which would harm our business, results of operations and financial condition.

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

In addition, our recent and significant growth in net revenue resulted, in large part, from the high growth in sales of industrial applications products in the PRC. These domestic manufacturers may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for industrial applications products would materially affect our results of operations and financial condition.

The digital media end-market is characterized by a short product lifecycle, making time-to-market and sensitivity to customer needs critical to our success and our failure to respond will harm our business.

Mobile handsets in the digital media end-market typically have a lifecycle of approximately six to twelve months before the technology becomes obsolete. Time-to-market, both with respect to our customers’ ability to supply consumers with timely and marketable products and our ability to provide our customers with a wide array of latest generation customized module design solutions, is critical to our success. As design cycles in the industry shorten, we face logistical challenges in providing our solutions in an increasingly shorter timeframe. If we are unable to respond to the shortened lifecycles and time-to-market, our business will suffer.

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

Risks Related to Doing Business in the PRC

There are substantial risks associated with doing business in the PRC, including those set forth in the following risk factors.

Our operations may be adversely affected by the PRC’s economic, political and social conditions.

Substantially all of our operations and assets are located in the PRC and substantially all of our net revenue are derived from our operations in the PRC. Accordingly, our results of operations and future prospects are subject to economic, political and social developments in the PRC. In particular, our results of operations may be adversely affected by:

•	changes in the PRC’s political, economic and social conditions;

•	changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;

•	changes in foreign exchange regulations;

•	measures that may be introduced to control inflation, such as interest rate increases; and

•	changes in the rate or method of taxation.

The PRC economy has historically been a planned economy. The majority of productive assets in the PRC are still owned by various levels of the PRC government. In recent years the government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the economy and a high level of management autonomy. Such economic reform measures may be inconsistent or ineffectual, and we may not benefit from all such reforms. Furthermore, these measures may be adjusted or modified, possibly resulting in such economic liberalization measures being applied inconsistently from industry to industry, or across different regions of the country.

In the past twenty years, the PRC has been one of the world’s fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in the PRC which depends on exports to those countries. Our financial condition and results of operations, as well as our future prospects, would be materially and adversely affected by an economic downturn in the PRC.

Our financial results benefit from tax concessions granted by the PRC government, the change to or expiration of which would materially change our results of operations.

Our results of operation may be adversely affected by changes to or expiration of tax holiday and preferential tax concessions that some of our PRC operating companies currently enjoy or expect to enjoy in the future. As a result of tax holiday and preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately RMB28.6 million (USD4.3 million) in 2010. For additional details regarding these tax incentives, please see “Item 7. Management’s discussion and analysis of financial condition and results of operations—Income Tax.”

Tax laws in the PRC are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of the PRC.

On March 16, 2007, the National People’s Congress passed the Corporate Income Tax law (the “CIT law”), which revised the PRC statutory income tax rate to 25%. The CIT law was effective on January 1, 2008. Accordingly, our PRC subsidiaries are subject to income tax at 25% effective from January 1, 2008 unless otherwise specified. The CIT law and its relevant regulations provide a five-year transition period from January 1, 2008 for those companies which were established before March 16, 2007 and were entitled to preferential lower tax rates under the then effective tax regulations, as well as grandfathering certain tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively. For our subsidiaries located in Shenzhen Special Economic Zone, the PRC that were each entitled to a tax holiday of two-year tax exemption followed by three-year 50% tax reduction starting from the first profit making year from the PRC tax perspective, they are entitled to enjoy the transitional rates and continue their tax holidays until they expire. For the entities which had not commenced their respective tax holidays as of December 31, 2007, the CIT law and its relevant regulations require their tax holidays to begin on January 1, 2008.

The telecommunications equipment market is extensively regulated in the PRC.

The telecommunications equipment end-market accounted for 24.3% of our net revenue in 2010. PRC’s telecommunications industry is heavily regulated. Changes in regulations affecting sales of these customers could negatively affect the telecommunications equipment end-market for our solutions, which will materially harm our business.

PRC government control of currency conversion may affect our ability to meet foreign currency obligations.

Because the majority of our net revenue are denominated in Renminbi, any restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to meet our foreign currency obligations, such as settling the purchase of materials which may be denominated in U.S. dollars. The principal regulation governing foreign currency exchange in the PRC is the Foreign Currency Administration Rules (1996), or the Rules, as amended. Under the Rules, once certain procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside the PRC, without prior approval of the PRC State Administration of Foreign Exchange (“SAFE”), or its local counter-parts. Since a significant amount of our future revenues will continue to be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in the PRC to fund our business activities outside of the PRC, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of Renminbi with respect to foreign exchange transactions.

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

Some of our PRC resident shareholders may not have completed their registration with SAFE under the SAFE regulation, in part, due to confusion over the application of the SAFE regulation to our company. For example, in mid-2006, some of our PRC resident shareholders attempted to register with SAFE in Shenzhen under predecessor regulations to the SAFE regulation, but were informed by Shenzhen SAFE that the regulation did not apply to them. These PRC resident shareholders did not realize they might be required to register under the new SAFE regulations. Further, even if our PRC resident shareholders do apply for SAFE registration, they may not be able to obtain such registration at the discretion of SAFE due to various reasons including their failure to comply with the retroactive SAFE registration requirement prior to March 31, 2006, the statutorily prescribed deadline for compliance. The failure or inability of our PRC resident shareholders to obtain any required approvals or make any required registrations may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends or to receive capital contribution or shareholder loans, as a result of which our business operations and our ability to distribute profits to you or capitalize our operation in the PRC could be materially and adversely affected.

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

State Development and Reform Commission, or SDRC, promulgated a regulation in 2004 that requires SDRC approval in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. This regulation may apply to our future offshore or cross-border acquisitions, as well as to the equity interests in offshore companies held by our PRC shareholders who are considered PRC residents. We intend to make all required application and filings, and will require the shareholders of the offshore entities in our corporate group who are considered PRC residents to make the application and filings, as required under the regulation and under any implementing rules or approval practices that may be established under this regulation. However, because this regulation lacks implementing rules, approval precedents or reconciliation with other approval requirements, it remains uncertain how this regulation, and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities. The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under this regulation or other SDRC regulations. Accordingly, we cannot provide any assurances that we will be able to comply with, qualify under or obtain any approval as required by this regulation or other related legislations. Our failure or the failure of our PRC resident shareholders to obtain SDRC approvals may restrict our ability to acquire a company outside of the PRC or use our entities outside of the PRC to acquire or establish companies inside of the PRC, which could negatively affect our business and future prospects.

PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.

Substantially all of our operations are conducted through our PRC operating companies. The ability of our PRC operating companies to make dividends and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the regulations discussed above, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, namely Comtech Communications and Comtech Software, including, remittance of dividends and foreign-currency-denominated borrowings by these PRC subsidiaries. In addition, our PRC operating companies are required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating companies are also required, where applicable, to allocate an additional 5% to 10% of their net profits to the common welfare fund. The net profit available for distribution from our PRC operating companies is determined in accordance with generally accepted accounting principles in the PRC, which may materially differ from a determination performed in accordance with Generally Accepted Accounting Principles (United States) (“U.S. GAAP”). As a result, we may not receive sufficient distributions or other payments from these entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable. For additional details regarding the taxation risk of dividend distributions from our PRC operating companies, please see “Risk factors – Our global income and your capital gain may be subject to PRC tax under the new PRC tax law, which may have an effect on our results of operations and your investments, respectively.”

We do not directly own the equity interest in Shenzhen Comtech, which accounted for approximately 4.5% of our net revenue in 2010, or Shanghai E&T, which is owned 60% by Shenzhen Comtech and 40% by Comtech China through contractual agreements with Shenzhen Comtech and Honghui Li respectively, and which accounted for approximately 4.4% of our net revenue in 2010. Honghui Li and Huimo Chen, the shareholders of Shenzhen Comtech, have contractually agreed, among others things, to apply all dividends or other payments they receive from Shenzhen Comtech to payments to our 100% directly owned subsidiary, Comtech China, or its designated entities, for valid and valuable consideration and to the extent permitted by applicable PRC law, including PRC foreign exchange law. PRC law and regulatory requirements would currently restrict the ability of the shareholders of Shenzhen Comtech, based solely upon the contractual agreement, to directly apply the dividends or other payments they receive from Shenzhen Comtech in U.S. dollars to payments to Comtech China or in Renminbi to Comtech China’s designated entities in the PRC. For example, the PRC foreign exchange authorities would have discretion to review the adequacy of the consideration given in exchange for the application of any dividends or payments from Shenzhen Comtech to Comtech China. If Honghui Li and Huimo Chen fail to apply such dividends or other payments received from Shenzhen Comtech, which might include profit distributions from Shanghai E&T to Shenzhen Comtech, to payments to Comtech China or its designated entities, our financial condition would be negatively affected. Apart from the dividend distribution from our PRC subsidiaries to us, the transfer of funds from our company to our PRC operating companies, either as a shareholder loan or as an increase in registered capital or otherwise, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions.

Fluctuations in exchange rates could adversely affect our business.

Because a substantial majority of our earnings and cash assets are denominated in Renminbi, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds and our balance sheet and earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value any dividend we may issue after this offering that will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future. In addition, a depreciation of the Renminbi relative to the U.S. dollar would have the effect of reducing our U.S. dollar-translated net revenue and increasing the debt servicing requirements for our U.S. dollar-denominated debt. On the other hand, the appreciation of the Renminbi would make our customers’ products more expensive to purchase outside of the PRC because many of our customers are involved in the export of goods, which could adversely affect their sales, thereby eroding our customer base and adversely affecting our results of operations.

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

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

The legal system in the PRC has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties.

The legal system in the PRC is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As PRC’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available to you as an investor and to us in the event of any claims or disputes with third parties. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

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

Substantially all of our operations and assets are located in the PRC. In addition, most of our directors, executive officers and some of the experts named in this document reside within the PRC, and many of the assets of these persons are also located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon these directors or executive officers or some of the experts named in this document, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC legal counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in the PRC of judgments of a court of the United States or any other jurisdiction, including judgments against us or our directors, executive officers, or the named experts, may be difficult or impossible.

Our global income and your dividend/capital gain may be subject to PRC tax under the new PRC tax law, which may have an effect on our results of operations and your investment, respectively.

Under the new PRC tax law, effective January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the corporate income tax at the rate of 25% on its global income. The new PRC tax law does not, however, clearly define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income may be subject to the corporate income tax at the rate of 25%.

Under the previous PRC tax law, dividend payments to foreign investors made by foreign-invested enterprises in the PRC are exempt from PRC withholding tax. We have been advised by our PRC counsel, Commerce & Finance Law Offices, that pursuant to the new PRC tax law which became effective on January 1, 2008, however, dividends payable for earnings accumulated beginning on January 1, 2008 by a PRC resident enterprise to its foreign corporate investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. According to the Agreement between the Mainland China and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income and its relevant regulations, dividends paid by a PRC resident enterprise to its direct holding company in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the Hong Kong investor is the “beneficial owner” and owns directly at least 25% of the equity interest of the PRC resident enterprise). The new PRC tax law provides, however, dividends distributed between qualified resident enterprises will be exempted. Dividends distributed between qualified resident enterprises refer to the dividends derived by a PRC resident enterprise from its direct investment in another PRC resident enterprise. In addition, we have been advised by our PRC counsel, Commerce & Finance Law Offices, that under the new PRC tax law, foreign corporate investors may be subject to a 10% withholding tax upon any gain they realize from the transfer of our shares, if such income is regarded as income from “sources within the PRC.” We have been advised by Commerce & Finance Law Offices that it is uncertain whether such income would be regarded as income from “sources within the PRC” because whether the Company would be regarded as a “PRC resident enterprise” is not clear. If we are required under the new PRC tax law to withhold PRC withholding tax on our dividends payable to our non-PRC corporate shareholders, or on any gains of the transfer of their shares, your investment in our ordinary shares may be affected.

Risks Related to Our Common Stock

Our principal shareholder and chief executive officer beneficially owns a substantial portion of our common stock. As a result, the trading price for our shares may be depressed due to market perception that our principal shareholder and chief executive officer will be able to take actions that may be adverse to your interests.

Jeffrey Kang, our principal shareholder and chief executive officer, directly and through entities he controls, currently beneficially owns approximately 29.2% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors, often perceive a disadvantage in owning shares in a company with only one or very few controlling shareholders. Furthermore, Mr. Kang has the ability to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

The trading prices of our shares have been and are likely to continue to be volatile, which could result in substantial losses to you.

The trading prices of our shares have been and are likely to continue to be volatile. Since January 1, 2006, the trading price of our shares on the Nasdaq Global Market has ranged from USD2.49 to USD22.15 per share, and the last reported sale price on March 14, 2011 was USD7.95 per share. The trading prices of our shares could fluctuate widely in response to factors beyond our control. In particular, the performance and fluctuation of the market prices of other companies with business operations located mainly in the PRC that have listed their securities in the United States may affect the volatility in the price of and trading volumes for our shares. Recently, a number of PRC companies have listed their securities, or are in the process of preparing for listing their securities, on U.S. stock markets. Some of these companies have experienced significant volatility, including significant price declines after their initial public offerings. The trading performances of these PRC companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards PRC companies listed in the United States and consequently may impact the trading performance of our shares. These broad market and industry factors may significantly affect the market price and volatility of our shares, regardless of our actual operating performance.

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

As of December 31, 2010, we had 35,848,764 shares of common stock outstanding, which shares will be able to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. These shares are freely tradable without restriction or further registration, subject to the related prospectus delivery requirements.

As of December 31, 2010, we had 2,098,156 stock options, equity share units, performance shares, warrants and shares issuable in relation to our acquisitions which may result in a significant number of shares entering the public market and the dilution of our common stock. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease properties with a total area of approximately 141,000 square feet in 19 locations in the PRC including Shenzhen, Shanghai, Beijing, Hangzhou, Chengdu, Nanjing, Xi’an, Taiwan and Hong Kong. Approximately 22,000 square feet is for our corporate headquarters located in Shenzhen, approximately 50,000 square feet is for our research and development centers in Shenzhen and Shanghai, approximately 47,000 square feet is for our representative offices located in the other cities, and approximately 22,000 square feet is used for manufacturing of our proprietary lightning protection product for wireless base stations. These leases have remaining terms ranging from 3 to 29 months.

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

Market Prices of Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “COGO.” The following table sets forth the reported high and low sale prices for our common stock for the periods indicated.

	2010		2009
Dollars Per Share	High	Low	High	Low
Quarter:
First	7.63	6.35	7.47	4.73
Second	7.89	6.24	8.78	5.50
Third	7.07	6.01	6.85	5.02
Fourth	9.22	6.47	7.55	5.20

The closing price of our common stock on March 7, 2011 as reported by the Nasdaq Global Select Market was USD8.21.

Shareholders

As of March 7, 2011, there were 35,848,764 shares of our common stock outstanding, and we had approximately 309 shareholders of record. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Dividends

Prior to the share exchange with Trident on July 22, 2004, we declared dividends of RMB41.4 million (USD5.0 million) on our common stock. In September 2004, we paid our shareholders of record prior to the share exchange such dividends. During the last six fiscal years we have not declared any other cash dividends on our common stock.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated statements of income data for each of the years in the five-year period ended December 31, 2010 and selected consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007, and 2006, presented below are derived from our audited consolidated financial statements. The audited consolidated financial statements have been prepared in accordance with U.S. GAAP and have been audited by KPMG, an independent registered public accounting firm, for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and as of December 31, 2010, 2009, 2008, 2007 and 2006. The selected consolidated statements of income data for the years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 were derived from our audited financial statements which are not included in this Form 10-K.

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

The selected consolidated financial statement data are expressed in Renminbi (“RMB”), the national currency of the PRC. Solely for the convenience of the reader, the December 31, 2010 audited consolidated financial statements have been translated into United States dollars (“USD”) at the closing rate in New York City on December 31, 2010 for cable transfers in RMB as certified for customers purposes by the Federal Reserve Bank of New York of USD1.0000 = RMB6.6000. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any other rate on December 31, 2010, or at any other date.

Selected Consolidated Statement of Income Data

	Year Ended December 31,
	2010 USD	2010 RMB	2009 RMB	2008 RMB	2007 RMB	2006 RMB
	(in thousands, except share and per share amounts)
Net revenue
Product sales	387,120	2,554,991	2,066,815	1,931,845	1,597,818	1,269,176
Service revenue	5,231	34,527	29,401	27,695	68,690	54,387

	392,351	2,589,518	2,096,216	1,959,540	1,666,508	1,323,563
Cost of sales
Cost of goods sold	(332,561)	(2,194,901)	(1,771,166)	(1,624,101)	(1,297,225)	(1,042,951)
Cost of services	(4,238)	(27,971)	(23,716)	(18,664)	(46,368)	(33,928)

	(336,799)	(2,222,872)	(1,794,882)	(1,642,765)	(1,343,593)	(1,076,879)
Gross profit	55,552	366,646	301,334	316,775	322,915	246,684
Selling, general and administrative expenses	(29,069)	(191,855)	(124,842)	(152,898)	(120,580)	(82,177)
Research and development expenses	(11,801)	(77,888)	(67,504)	(50,947)	(40,973)	(27,977)
Provision for doubtful accounts	—	(2)	(35,992)	(6,847)	(15,051)	(7,920)
Net gain on settlement relating to the acquisition of Long Rise before goodwill impairment	6,617	43,676	—	—	—	—
Impairment loss of goodwill and intangible assets	(3,246)	(21,422)	—	(33,759)	—	—
Other operating income, net	70	463	116	214	170	185

Income from operations	18,123	119,618	73,112	72,538	146,481	128,795
Gain on disposal of a subsidiary	—	—	—	—	—	6,673
Interest expense	(1,425)	(9,407)	(1,963)	(1,056)	(2,335)	(2,896)
Interest income	2,226	14,693	14,490	27,895	25,637	7,352

Earnings before income taxes and extraordinary item	18,924	124,904	85,639	99,377	169,783	139,924
Income tax expense (1)	(1,795)	(11,849)	(9,207)	(2,215)	(14,275)	(11,104)

Income before extraordinary item	17,129	113,055	76,432	97,162	155,508	128,820
Extraordinary item, net of nil tax	—	—	6,737	—	—	—

Net income	17,129	113,055	83,169	97,162	155,508	128,820
Less net income attributable to noncontrolling interest	(103)	(680)	(2,945)	(1,255)	(3,065)	(5,545)

Net income attributable to Cogo Group, Inc.	17,026	112,375	80,224	95,907	152,443	123,275
Earnings per share attributable to Cogo Group, Inc.
Income before extraordinary item	0.46	3.01	2.01	2.49	4.12	3.83
Extraordinary item	—	—	0.19	—	—	—

Basic	0.46	3.01	2.20	2.49	4.12	3.83

Income before extraordinary item	0.45	2.94	1.95	2.42	3.98	3.64
Extraordinary item	—	—	0.18	—	—	—

Diluted	0.45	2.94	2.13	2.42	3.98	3.64

Weighted average number of common shares outstanding
Basic		37,275,427	36,541,037	38,488,861	36,974,100	32,200,044

Diluted		38,188,814	37,673,351	39,585,921	38,306,969	33,829,519

Selected Consolidated Balance Sheet Data
Cash	106,007	699,650	667,320	686,379	919,650	375,147
Accounts receivable, net	103,320	681,911	617,613	497,992	418,329	278,589
Property and equipment, net	2,214	14,613	14,406	17,993	17,848	12,395
Total assets	351,819	2,322,017	1,921,527	1,686,810	1,840,540	907,098
Total current liabilities	91,045	600,905	350,397	257,662	361,114	241,534
Total liabilities	93,131	614,682	369,505	277,355	386,672	241,534
Total equity	258,688	1,707,335	1,552,022	1,409,455	1,453,868	665,564

(1)	Certain of our operating subsidiaries were entitled to tax holidays. The effect of the tax holiday increased our net income for 2010, 2009, 2008, 2007, and 2006 by RMB26.5 million (USD4.0 million), RMB29.5 million, RMB28.2 million, RMB29.4 million and RMB28.9 million, respectively (equivalent to basic earnings per share amount of RMB0.71 (USD0.11), RMB0.81, RMB0.73, RMB0.80 and RMB0.90 and a diluted earnings per share amount of RMB0.69 (USD0.11), RMB0.78, RMB0.71, RMB0.77 and RMB0.85 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide customized module design solutions for a diverse set of applications and end markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in the PRC. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ requirements. In addition, in 2006, we began offering technology and engineering services in the PRC and in 2007, we began offering software design services in the PRC.

We focus on the digital media, telecommunications equipment and industrial business end-markets in the PRC. In the digital media end-market, we provide mobile handset and module solutions for functionalities such as CMMB mobile TV, motion sensor, camera, power supply and Bluetooth as well as solutions for high definition digital set-top box, GPS and solutions for Tablet. In the telecommunications equipment end-market, we provide solutions for PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-market, which commenced in the beginning of 2008, we provide industrial solutions for the green energy and auto-electronics sectors. Currently, we have approximately1,600 customers, including many of the most established manufacturers in the digital media, telecommunications equipment and industrial business end-markets in the PRC such as ZTE, TCL and BYD. We work with original equipment manufacturers, or OEMs, as well as subsystem designers and contract manufacturers to provide solutions to support industry leader like Huawei. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Matsushita, Sandisk and Atmel. Additionally, in October 2006, we became one of the first PRC-based companies to license software technology and have access to selected source codes directly from Microsoft.

We have two reportable operating segments: product sales consisting of revenues generated by providing customized module design solutions focusing primarily in the digital media, telecommunications equipment and industrial business end-markets, and service revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services.

Principal Factors Affecting Our Results of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the last year, industrial business related sales, which have generally higher profit margins than our digital module related sales and our telecommunications equipment module related sales, have constituted a greater portion of our total net revenue as compared to the previous years.

Growth in end-market industries. The rapid growth of the domestic telecommunications equipment, industrial business and digital media end-markets have been important growth drivers for PRC’s electronics manufacturing industries. Specific markets that we expect to experience continued growth are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecommunications network market, as well as the digital media market particularly relating to digital TV and GPS. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for telecommunications equipment, industrial business and digital media products could materially affect our results of operations.

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled PRC’s domestic telecommunications equipment and digital consumer electronics manufacturers to be competitive in the global marketplace. As an example, ZTE, a major manufacturer of mobile handset and telecommunications equipment in the PRC, as well as other telecommunications equipment and mobile handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our digital media clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2008, we began targeting the industrial business end-market by providing industrial solutions for the green energy and auto-electronics sectors. Since then the revenues generated from this market have grown from 4.5% of our 2008 revenue to 17.4% of our 2010 revenue. We anticipate that sales related to the industrial business end-markets will generally have higher profit margins than our digital media and telecommunications equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end-markets that we believe represent significant growth opportunities.

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

General economic and market conditions. Due to market conditions, the level of consumer and information technology spending has declined and reduced the demand for our mobile handsets since the third quarter of 2008. Furthermore, our profit margins have been reduced since we strategically lowered our pricing in order to grow the business in a slowing economic environment. Since the third quarter of 2010 our profit margin have been stabilized and our other businesses, such as industrial business and digital media products, continue to show solid growth, driven by stable infrastructure investments in the PRC.

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

Our broad and diversified customer base includes many of the major telecommunications equipment, industrial business and digital consumer electronics manufacturers in the PRC. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in the PRC, as well as international manufacturers who have begun to manufacture end-products in the PRC for the domestic and international market. Our two largest customers from the telecommunications equipment industry in terms of 2010 net revenue were ZTE and Wuhan Research Institute of Post & Telecommunications, a major telecommunications equipment manufacturer in the PRC. Our largest customers in the digital media end-market in terms of 2010 net revenue was ZTE and Skyworth Digital, two of the leading digital set up box manufacturers in the PRC and T&W Electronics, a major broadband terminal equipment and digital consumer electronic provider in the PRC. During 2010, ZTE, Skyworth Digital, T&W Electronics, Wuhan Research Institute of Post & Telecommunications and Yulong, accounted for 26.0%, 7.0%, 5.1%, 4.7% and 2.9% of our net revenue, respectively.

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

Service Revenue

We provide technology and engineering services, and related training and maintenance services to our customers. We generate revenue when our services are rendered and acknowledged by our customers. Our service revenue is net of business tax.

Cost of Sales

Our cost of sales comprises cost of goods sold and cost of services.

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Matsushita (switches), Sandisk (Flash memory), Freescale Semiconductor Semiconductor (automotive solutions) and Atmel (industrial solutions). We typically make purchases from our suppliers only after we have received customer orders, enabling us to maintain adequate inventory levels and, in turn, minimize risks typically associated with holding excessive inventory. During 2010, based on cost of sales, we purchased approximately 37.7%, 9.3%, 8.2% and 7.1% of the components sold to our customers from Broadcom, Matsushita, Sandisk and Atmel and its affiliated entities, respectively. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

Cost of Services

Cost of services consists of direct staff costs and other direct related costs for providing engineering and technology services including support and materials.

Operating Expenses

Selling, General and Administrative Expenses

Our selling expenses include expenditures to promote our new module solutions and gain a larger customer base, personnel expenses and travel and entertainment costs related to sales and marketing activities, and freight charges. We expense all these expenditures as they are incurred. Selling expenses are expected to continue to grow in the future as we diversify by developing and acquiring new design capabilities and expanding into new end-markets. Also included in selling expenses is provision for doubtful accounts.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of December 31, 2010, we had approximately 280 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the telecommunications equipment, industrial business and digital media industries. As a result of additional costs incurred in developing new customized module design solutions, research and development expenses were higher in 2010 than they were in 2009, and we expect that our research and development expenses, including those relating to the planned hiring of additional research and development personnel, will increase in the future as we seek to expand our business by developing new customized module design solutions and penetrating new end-markets, and as we seek to grow our engineering services business.

Noncontrolling Interest

Noncontrolling interest consisted of 40% and 30% of the outstanding equity interest in Comtech Digital Technology (Hong Kong) Limited (“Comtech Digital”) and Comtech Broadband Corporation Limited (“Comtech Broadband”), respectively. For the year ended December 31, 2010, approximately 52.3% of our total net revenue was generated through Comtech Broadband. Comtech Digital was established in March 2010 and 0.9% of our total net revenue was generated for the year 2010.

Taxation

Our Company and our subsidiaries file separate income tax returns.

USA

Our Company is incorporated in the United States, and is subject to United States federal and state income taxes. We did not generate taxable income in the United States in 2008, 2009 and 2010.

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and the British Virgin Islands, our subsidiaries that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to tax on income or capital gains. In addition, upon payments of dividends by these companies, no Cayman Islands or British Virgin Islands withholding tax will be imposed.

Hong Kong

Our subsidiaries that are incorporated in Hong Kong are subject to Hong Kong Profits Tax. The applicable profits tax rate is 16.5% for 2008, 2009 and 2010. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

On March 16, 2007, the National People’s Congress passed the Corporate Income Tax law (the “CIT law”) which revised the PRC statutory income tax rate to 25%. The CIT law was effective on January 1, 2008. Accordingly, our PRC subsidiaries are subject to income tax at 25% effective from January 1, 2008 unless otherwise specified.

Prior to January 1, 2008, Shenzhen Comtech International Limited (“Shenzhen Comtech”), Comtech Communication Technology (Shenzhen) Company Limited (“Comtech Communication”), Comtech Software Technology (Shenzhen) Company Limited (“Comtech Software”), Comloca Technology (Shenzhen) Company Limited (“Comloca”), Epcot Multimedia Technology (SZ) Co. Ltd. (“Epcot”), Shenzhen Huameng Software Company Limited (“Huameng PRC”) and Viewtran Technology (Shenzhen) Co., Limited (“Viewtran PRC”) (collectively the “Shenzhen Subsidiaries”), being entities located in the Shenzhen Special Economic Zone, were entitled to the preferential tax rate of 15%. In addition, the Shenzhen Subsidiaries, being production oriented foreign investment enterprises, were each entitled to a tax holiday of two-year tax exemption followed by three-year 50% tax reduction starting from the first profit making year from the PRC tax perspective (“2+3 tax holiday”) under the then effective tax regulations.

The CIT law and its relevant regulations provide a five-year transition period from January 1, 2008 for those companies which were established before March 16, 2007 and were entitled to preferential lower tax rates under the then effective tax regulations, as well as grandfathering certain tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

Accordingly, the Shenzhen Subsidiaries are entitled to enjoy the transitional rates and continue their tax holidays until they expire. For Comloca and Huameng PRC, they had not commenced their respective tax holidays as of December 31, 2007 and CIT law and its relevant regulations require their tax holidays to begin on January 1, 2008.

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech and Comtech Communication are subject to income tax at 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•	Comtech Software is subject to income tax at 9%, 10%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•	Comloca and Huameng PRC were tax exempt for 2008 and 2009. They are subject to income tax at 11%, 12%, 12.5% and 25% for 2010, 2011, 2012 and 2013 onwards, respectively.

•	Viewtran PRC and Epcot were tax exempt for 2008 and are subject to income tax at 10%, 11%, 12% and 25% for 2009, 2010, 2011 and 2012 onwards, respectively.

•

Mega Sky (Shenzhen) Limited (“Mega Sky SZ”) and Mega Smart (Shenzhen) Limited (“Mega Smart SZ”), being software and integrated circuit design enterprises, are each granted a 2+3 tax holiday during 2010. As a result, they are tax exempt for 2010 and 2011, and are subject to income tax at 12.5% from 2012 to 2014 and at 25% from 2015 onwards.

In addition, in 2010, Shanghai E&T System Company Limited, Shanghai Comtech Electronic Technology Limited, Keen Awards Beijing Limited, R&E Microelectronics (Shenzhen) Company Limited, Comtech Digital Technology (Shenzhen) Limited, Chengdu Comtech Communication Technology Company Limited, Wuhan Comtech Communication Technology Company Limited, Hangzhou Mega Sky Communication Technology Company Limited and Nanjing Youyingjie Technology Company Limited are subject to the corporate income tax of 25% under the CIT law.

As a result of the incentives above, our operations have historically been subject to relatively low tax liabilities, which increase in the near future. See “Risk Factors – Our financial results benefit from tax concessions granted by the PRC government, the change to or expiration of which would materially change our results of operations.” Our effective tax rate was 9.5%, 10.8% and 2.2% in 2010, 2009 and 2008, respectively. Included in the income tax expense for the year ended December 31, 2010 was deferred income tax benefit of RMB5.3 million as a result of the amortization, disposal and impairment of intangible assets of RMB32.3 million.

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

Business Combinations. In 2009, we acquired 100% equity interest in Mega Smart. Prior to 2009, our significant acquisitions included the acquisition of a 70% equity interest in Long Rise, the acquisition of the remaining 45% equity interest in Comtech Broadband, the acquisition of 100% equity interest in Keen Awards which the consideration payable was contingent upon achieving certain agreed earning levels over an agreed measurement period, and the acquisition of the 100% equity interest in Viewtran.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units. The reporting units’ fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs for our business, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the reporting units. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. Please refer to “Impairment loss of goodwill and intangible assets” under “Results of operations” below for details of impairment loss of goodwill recorded in the current year.

The net book values of these tangible and intangible long-lived assets at December 31, 2010 and 2009 were as follows:

	Years ended December 31,
	2010				2009
	Amount		Amount		Amount
	(in millions)				(in millions)
Property and equipment, net	USD	2.2	RMB	14.6	RMB	14.4
Goodwill		26.6		175.4		196.9
Intangible assets, net		12.7		83.5		115.8

Total net book value	USD	41.5	RMB	273.5	RMB	327.1

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts primarily based upon the age of receivables and factors surrounding the credit risk of specific customers. We generally do not require collateral or other security from our customers. As of December 31, 2010, our accounts receivable balance was RMB681.9 million (USD103.3 million), net of a RMB73.3 million (USD11.1 million) allowance for doubtful accounts. As our business grows, we expect our accounts receivable balance to increase, as could our allowance for doubtful accounts. If the financial condition of our customers deteriorates, our uncollectible accounts receivable could exceed our current or future allowances.

Share-based Compensation. We applied ASC 718, Compensation—Stock Compensation. ASC 718 requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award and requires compensation cost to reflect estimated forfeitures. The determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected share option exercise behaviors, risk-free interest rate and expected dividends. Furthermore, we estimate forfeitures at the time of grant and record share-based compensation expense only for those awards that are expected to vest. If actual forfeitures differ from those estimates, we revise the estimates used in subsequent periods which will affect the amount of employee share-based compensation expenses we recognize in our consolidated financial statements. ASC 718 was adopted using the modified prospective method of application. Under this method, we record share-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006 and for share-based awards granted after January 1, 2006. Compensation cost is recognized on a straight line basis over the requisite service period, which is generally the same as the vesting period. Since the adoption of ASC 718, we have only granted equity share unit and performance shares to minimize the level of estimation. Our share-based compensation expense for the years ended December 31, 2010 and 2009 was RMB100.9 million (USD15.3 million) and RMB59.1 million, respectively.

We currently use authorized shares and shares of a subsidiary to satisfy share award exercises.

Write-down for Obsolete Inventories. We record inventory write-downs for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. Management records a write-down against inventory based on several factors, including expected sales price of the item and the length of time the item has been in inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-down could be required. In that event, our gross margin would be reduced.

Taxation. We provide for income taxes in accordance with the provisions of ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by ASC 740. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

At each balance sheet date, we assess the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is irrecoverable and full valuation allowance is provided as of December 31, 2010. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, the valuation allowance against our deferred tax asset may be adjusted.

We adopted the provisions of ASC 740-10-25 and as a result, we apply a more likely than not recognition threshold for all tax uncertainties. ASC 740-10-25 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010, all uncertain tax positions were considered to be more likely than not to be sustained upon examination by the relevant authorities. If, in the future, our assumptions and estimates that resulted in the determination of sustainability prove to be incorrect, a tax expense adjustment may be necessary.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Net Revenue. Total net revenue increased by RMB493.3 million (USD74.7 million), or 23.5%, in 2010 when compared to 2009. The increase was mainly due to the continued expansion in all end-markets.

Product Sales

Details of product sales by product type for the years ended December 31, 2010 and 2009 were as follows:

	Years ended December 31,
	2010				2010	2009		2009
	Amount				% of Net Revenue	Amount		% of Net Revenue	% Change
	(in millions, except for percentages)
Digital media	USD	223.3	RMB	1,474.3	57.0%	RMB	1,267.1	60.4%	16.3%
Telecommunications equipment		95.5		630.1	24.3		523.9	25.0	20.3%
Industrial business		68.3		450.6	17.4		275.8	13.2	63.4%

Total product sales	USD	387.1	RMB	2,555.0	98.7%	RMB	2,066.8	98.6%	23.6%

Product sales for the year ended 2010 was RMB2,555.0 million (USD387.1 million), or RMB488.2 million (USD74.0 million), higher than the year ended 2009. Digital media related sales increased by RMB207.2 million (USD31.4 million), or 16.3%, telecommunications equipment related sales increased by RMB106.2 million (USD16.1 million), or 20.3%, and industrial business related sales increased by RMB174.8 million (USD26.5 million), or 63.4%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, and increased sales volume, which resulted from an increase in customer base and an increase in our product variety for all product markets such as automotive, HDTV, smart meters, smart grid and 3G handset access. The wider variety of component solutions drove an increase in sales orders from some of the existing customers such as ZTE and Skyworth Digital. The contribution to total net revenue by digital media sales in 2010 increased to RMB1,474.3 million (USD223.3 million), or 57.0% of total net revenue, from RMB1,267.1 million, or 60.4% of total net revenue in 2009. The contribution to total net revenue by telecommunications equipment sales in 2010 increased to RMB630.1 million (USD95.5 million), or 24.3% of total net revenue, from RMB523.9 million, or 25.0% of total net revenue in 2009. The contribution to total net revenue by industrial business sales increased, from RMB275.8 million or 13.2% in 2009, to RMB450.6 million (USD68.3 million) or 17.4% in 2010.

Service Revenue. Service revenue for the years ended December 31, 2010 and 2009 were as follows:

	Years ended December 31,
	2010		2010	2009	2009
	Amount		% of Net Revenue	Amount	% of Net Revenue
	(in millions, except for percentages)
Service revenue	USD5.2	RMB34.5	1.3%	RMB29.4	1.4%

Service revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services. The increase of RMB5.1 million (USD0.8 million), or 17.3%, was mainly attributable to more sales generated from software design services in 2010, such as Microsoft software for embedded systems, as compared to 2009.

Gross Profit. Gross profit was RMB366.6 million (USD55.6 million) in 2010, an increase of RMB65.3 million (USD9.9 million), or 21.7%, when compared to RMB301.3 million in 2009. Gross margin was 14.2% in 2010, compared to 14.4% in 2009. The increase in gross profit is consistent with the increase in sales due to the continued expansion in all end-markets during the year. The decrease in gross margin is primarily attributable to reduced selling prices for mobile handset and telecommunications equipment products.

Selling, General, Administrative, Research & Development Expenses, provision for doubtful accounts, net gain on settlement relating to the acquisition of Long Rise before goodwill impairment and impairment loss of goodwill and intangible assets. Selling, general and administrative, R&D expenses, provision for doubtful accounts, net gain on settlement relating to the acquisition of Long Rise before goodwill impairment and impairment loss of goodwill and intangible assets were RMB291.2 million (USD44.1 million) for the year ended December 31, 2010, or 27.6% higher than those of the prior year. The expenses for the years ended December 31, 2010 and 2009 were as follows:

	Years ended December 31,
	2010				2010	2009		2009
	Amount		Amount		% of Net Revenue	Amount		% of Net Revenue
	(in millions, except for percentages)
Selling expenses	USD	6.9	RMB	45.4	1.8%	RMB	35.4	1.7%
General and administrative expenses		22.2		146.5	5.6		89.4	4.3
R&D expenses		11.8		77.9	3.0		67.5	3.2
Provision for doubtful accounts		—		—	—		36.0	1.7
Net gain on settlement relating to the acquisition of Long Rise before goodwill impairment		(6.6)		(43.7)	(1.7)		—	—
Impairment loss of goodwill and intangible assets		3.2		21.4	0.8		—	—

Total	USD	37.5	RMB	247.5	9.5%	RMB	228.3	10.9%

Selling, General and Administrative Expenses. The increase in selling expenses in 2010 of RMB10.0 million (USD1.5 million), or 28.2%, was mainly attributable to the increased staff number within the sales team and the effects of salary increment in 2010 which led to increase in staff related cost. Increased expenditures on other indirect selling expenses such as product logistics, traveling and promotion expenses as a result of increased volume of sales transactions also contributed to the increase in selling expenses.

The increase in general and administrative expenses of RMB57.1 million (USD8.7 million), or 63.9%, was primarily attributable to share-based compensation cost of RMB61.5 million (USD9.3 million), including fair value of RMB31.7 million (USD4.8 million) relating to an incentive stock grant of a subsidiary, Comtech Broadband Corporation Limited, as compared to share-based compensation cost of RMB23.3 million for the same period of 2009. The increase in general and administrative expenses was also contributed by a foreign currency exchange loss of RMB3.0 million (USD0.5 million) for the year ended December 31, 2010, as compared to an exchange gain of RMB14.8 million, mainly consisting of RMB14.9 million unrealized gain resulted by the appreciation of Australian Dollars against RMB for the same period of 2009, and an increase in other general and administrative expenses such as staff cost and office rental due to an increase in headcount as a result of our expansion in industrial business end-market and the acquisition of Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in 2010 by RMB10.4 million (USD1.6 million), or 15.4%, as compared to 2009. The increase was primarily attributable to the increase in share-based compensation cost of RMB4.9 million (USD0.7 million) as a result of additional R&D personnel and engineers and research expenditures spent for potential new markets, such as industrial business.

Provision for Doubtful Accounts. Additional charge against doubtful accounts of RMB0.002 million (USD0.0003 million) was made in 2010, as compared to RMB36.0 million made in 2009. The additional charge of doubtful accounts was due to certain receivable balance being overdue in which the assessment of recoverability is remote.

Impairment loss of goodwill and intangible assets. On December 31, 2010, the selling shareholders of Long Rise and the Company agreed to the Supplementary Agreement and at the completion of such agreement, the selling shareholders of Long Rise and the key employees included in the non-compete agreement resigned from the Company. Based on the goodwill impairment review analysis resulting from the Supplementary Agreement, a significant decline in the fair value of Long Rise was noted. The decline in fair value resulted from the loss of key employees with market knowledge and technical expertise, in addition to the loss of key customer relationships. The Company compared the fair value of Long Rise as a reporting unit with the carrying amount. As a result, the Company recorded total goodwill impairment charges of RMB21.4 million (USD3.2 million) related to Long Rise.

Net gain on settlement relating to the acquisition of Long Rise before goodwill impairment. As a result of the Supplementary Agreement relating to Long Rise, the Company recorded a net gain on settlement relating to the acquisition of Long Rise before goodwill impairment of RMB43.7 million (USD6.6 million) for the year ended December 31, 2010, with the amount consisting of RMB54.2 million (USD8.2 million) relating to the release of deferred consideration no longer payable, offset by the elimination of the non-compete agreement of RMB2.6 million (USD0.4 million) and impairment losses of customer relationships and proprietary technology of RMB7.9 million (USD1.2 million).

Interest Expense. Interest expense increased in 2010 by RMB7.4 million (USD1.1 million) or 370%, as compared to 2009. The increase in interest expense was attributable to an increase in the average bank borrowing balances.

Interest Income. Interest income in 2010 amounted to RMB14.7 million (USD2.2 million), compared to RMB14.5 million in 2009. The increase by RMB0.2 million (USD0.1 million) was mainly attributable to an increase in average interest rates as compared to 2009.

Income Tax. The effective tax rate for 2010 was 9.5% compared to 10.8% for 2009. The decrease in effective tax rate was contributed by significant non-taxable items including the net gain on settlement relating to the acquisition of Long Rise before goodwill impairment of RMB43.7 million, offset by the transitional tax rates under the PRC CIT law of 20% in 2009 to 22% in 2010 and the expiry of tax holiday for certain Shenzhen subsidiaries.

Noncontrolling Interest. Noncontrolling interest consisted of 30% and 40% of the outstanding equity interest in Comtech Broadband and Comtech Digital. For the year ended December 31, 2010, net income attributable to noncontrolling interest amounted to RMB0.7 million (USD0.1 million).

Net Income and Earnings Per Share attributable to Cogo Group, Inc. As a result of the above items, net income attributable to Cogo Group, Inc. for 2010 was RMB112.4 million (USD17.0 million), compared to net income attributable to Cogo Group, Inc. of RMB80.2 million in 2009. We reported basic per share earnings of RMB3.01 (USD0.46) for 2010, based on 37,275,427 outstanding weighted average shares, and a diluted per share earnings of RMB2.94 (USD0.45), based on 38,188,814 outstanding weighted average shares, compared to basic per share earnings of RMB2.20 for 2009, based on 36,541,037 outstanding weighted average shares, and a diluted per share earnings of RMB2.13, based on 37,673,351 outstanding weighted average shares.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net Revenue. Total net revenue increased RMB136.7 million, or 7.0%, in 2009 when compared to 2008. The increase was mainly due to growing demand in the industrial applications end-market, but partly offset by a decrease in telecommunications equipment revenue as a result of a strategic reduction in selling price in order to maintain the sales volume and market share.

Product Sales

Details of product sales by product type for the years ended December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009			2008
	(in millions, except for percentage)
	Amount		% of Net Revenue	Amount		% of Net Revenue	% Change
Digital Media	RMB	1,267.1	60.4%	RMB	1,279.7	65.3%	(1.0)%
Telecommunications equipment		523.9	25.0		563.4	28.8	(7.0)
Industrial business		275.8	13.2		88.7	4.5	210.9

Total product sales	RMB	2,066.8	98.6%	RMB	1,931.8	98.6%	7.0%

Product sales for the year ended 2009 was RMB2,066.8 million, or RMB135.0 million, higher than the year ended 2008. Digital media related sales decreased by RMB12.6 million, or 1.0%, telecommunications equipment related sales decreased by RMB39.5 million, or 7.0%, and industrial business related sales increased by RMB187.1 million, or 210.9%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, and increased sales volume, which resulted from an increase in customer base and an increase in our product variety for all product markets offset by lower selling prices (which attracted additional customers), particularly for mobile handset and telecommunications equipment products. The wider variety of component solutions drove an increase in sales orders from some existing customers such as ZTE and T&W. The contribution to total net revenue by digital media sales in 2009 decreased to RMB1,267.1 million, or 60.4% of total net revenue, from RMB1,279.7 million, or 65.3% of total net revenue, in 2008. The contribution to total net revenue by telecommunications equipment sales in 2009 decreased to RMB523.9 million, or 25.0% of total net revenue, from RMB563.4 million, or 28.8% of total net revenue in 2008. The contribution to total net revenue by industrial business sales increased, from RMB88.7 million or 4.5% in 2008 to RMB275.8 million or 13.2% in 2009.

Service Revenue. Service revenue for the years ended December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009			2008
	(in millions, except for percentages)
	Amount		% of Net Revenue	Amount		% of Net Revenue
Service revenue	RMB	29.4	1.4%	RMB	27.7	1.4%

Service revenue was derived from the provision of technology and engineering services, software design, network system integration and related training and maintenance services. The increase of RMB1.7 million, or 6.1%, was mainly attributable to more sales generated from software design services in 2009, such as Microsoft software for embedded systems, as compared to 2008.

Gross Profit. Gross profit was RMB301.3 million in 2009, a decrease of RMB15.5 million, or 4.9%, when compared to RMB316.8 million in 2008. Gross margin was 14.4% in 2009, compared to 16.2% in 2008. The decrease in both gross profit and percentage is primarily attributable to reduced selling prices for mobile handset and telecommunications equipment products, partly offset by an increase in industrial business revenue, which has a higher margin than the other markets in which we operate. The comparatively higher margin in industrial business revenue was driven by the growth prospects on the small and medium-sized customers with large spending on projects like smart grid, smart meter and railways.

Selling, General, Administrative, Research & Development Expenses, provision for doubtful accounts and impairment loss of goodwill and intangible assets. Selling, general and administrative, R&D expenses and provision for doubtful accounts and were RMB228.3 million for the year ended December 31, 2009, or 6.6% lower than those of the prior year. The expenses for the years ended December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009			2008
	(in millions, except for percentages)
	Amount		% of Net Revenue	Amount		% of Net Revenue
Selling expenses	RMB	35.4	1.7%	RMB	38.9	2.0%
General and administrative expenses		89.4	4.3		114.0	5.8
R&D expenses		67.5	3.2		51.0	2.6
Provision for doubtful accounts		36.0	1.7		6.8	0.3
Impairment loss of goodwill and intangible assets		—	—		33.8	1.7

Total	RMB	228.3	10.9%	RMB	244.5	12.4%

Selling, General and Administrative Expenses. The decrease in selling expenses in 2009 of RMB3.5 million or 9.0%, was mainly attributable to the reduced expenditures on other indirect selling expenses such as travelling and promotion expenses. Share-based compensation expense also decreased in 2009, as compared to 2008.

The decrease in general and administrative expenses of RMB24.6 million, or 21.6%, was primarily attributable to foreign currency exchange gain of RMB14.4 million, mainly consisting of RMB14.9 million unrealized gain resulted by the appreciation of Australian Dollars against RMB during 2009, as compared to exchange loss of RMB19.5 million for the same period of 2008, and offset by an increase in other general and administrative expenses such as staff cost and office rental due to an increase in headcount as a result of our acquisition of Long Rise in July 2008 and Mega Smart in May 2009.

R&D Expenses. R&D expenses increased in 2009 by RMB16.5 million, or 32.4%, as compared to 2008. The increase was primarily attributable to the increase in share based compensation cost of RMB19.3 million as a result of additional R&D personnel and engineers and research expenditures spent for potential new markets, such as industrial business.

Provision for Doubtful Accounts. Additional charge of doubtful account of RMB36.0 million was made in 2009, as compared to RMB6.8 million made in 2008. The additional charge of doubtful accounts was due to certain receivable balance being overdue in which the assessment of recoverability is remote.

Interest Expense. Interest expense increased in 2009 by RMB0.9 million or 81.8%, as compared to 2008. The increase in interest expense was attributable to an increase in the average bank borrowing balances.

Interest Income. Interest income in 2009 amounted to RMB14.5 million, compared to RMB27.9 million in 2008. The decrease by RMB13.4 million was mainly attributable to a decrease in average interest rates as compared to 2008.

Income Tax. The effective tax rate for 2009 was 10.8% compared to 2.2% for 2008. The increase in effective tax rate was contributed by the transitional tax rates under the PRC CIT law of 18% in 2008 to 20% in 2009 and the expiry of tax holiday for certain Shenzhen subsidiaries.

Extraordinary Item. On August 28, 2009, the Company and the seller of Keen Awards agreed that the contingency in respect of the acquisition for Keen Awards was resolved and the Company determined that no further consideration was payable. Therefore, because the amount of contingent consideration recognized, as if it were a liability, exceeded the amount settled, the excess of RMB29.1 million was first allocated to reduce the assets acquired being the intangible assets acquired net of deferred taxation of RMB22.4 million and the remaining amount of RMB6.7 million was recognized as an extraordinary gain in the consolidated statements of income and comprehensive income.

Noncontrolling Interest. Noncontrolling interest consisted of 30% of the outstanding equity interest in Long Rise. For the year ended December 31, 2009, net income attributable to noncontrolling interest amounted to RMB2.9 million.

Net Income and Earnings Per Share attributable to Cogo Group, Inc. As a result of the above items, net income attributable to Cogo Group, Inc. for 2009 was RMB80.2 million, compared to net income attributable to Cogo Group, Inc. of RMB95.9 million in 2008. We reported basic earnings per share of RMB2.20 for 2009, based on 36,541,037 outstanding weighted average shares, and a diluted earnings per share of RMB2.13, based on 37,673,351 outstanding weighted average shares, compared to basic earnings per share of RMB2.49 for 2008, based on 38,488,861 outstanding weighted average shares, and a diluted earnings per share of RMB2.42, based on 39,585,921 outstanding weighted average shares.

Quarterly Results of Operations

The following table presents our supplemental selected unaudited quarterly results of operations for the eight quarters prior to and including the quarter ended December 31, 2010. You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our management’s opinion, we have prepared our unaudited quarterly results of operations on substantially the same basis as our audited consolidated financial statements. Due to the evolving nature of our business and other factors affecting our business as described under “Item 1A. Risk factors,” our results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	For the three months ended,
	Dec 31, 2010	Sept 30, 2010	June 30, 2010	Mar 31, 2010	Dec 31, 2009	Sept 30, 2009	June 30, 2009	Mar. 31, 2009
	(in millions of RMB, except per share data)
Net revenue	749.3	670.4	617.0	552.8	601.3	560.0	502.6	432.3
Gross profit	106.3	95.0	87.3	78.0	87.5	80.8	71.6	61.4
Net income attributable to Cogo Group Inc.	30.4	31.1	27.2	23.7	29.3	23.0	17.3	10.6
Earnings per share
Basic	0.81	0.83	0.73	0.64	0.79	0.62	0.48	0.30
Diluted	0.78	0.82	0.71	0.63	0.77	0.61	0.46	0.29

The overall increase in our net revenue over the past two years was consistent with (1) the Group’s continued effect and strategic focus in the expansion of the industrial business end-market, and (2) a wider variety of products (due to the various acquisitions made since 2006 which brought new businesses to the Group) generating revenue.

The gradual increase in gross profit in 2010 was primarily attributable to an increase in industrial business related sales and increased sales volume for mobile handset and telecommunications equipment products as a result of reduced selling price.

The increase in our net income attributable to Cogo Group, Inc. in the later half of 2010 was primarily due to the net gain on settlement relating to the acquisition of Long Rise before goodwill impairment, less share-based compensation of Comtech Broadband.

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-17, an update to ASC 605, Revenue Recognition

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition (ASC 605): Milestone Method. ASU 2010-17 recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. ASU 2010-17 is effective for milestones achieved in interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The Company has evaluated that ASU 2010-17 had no significant impact on the consolidated financial statements.

ASU 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2009-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. Early adoption is permitted. The Company has evaluated the impacts on the consolidated financial statements and expanded the relevant disclosures accordingly.

ASU 2009-14, an update to ASC 985, Software: Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued ASU 2009-14, an update to ASC 985, Software: Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company has evaluated that there are no significant impacts on the consolidated financial statements.

ASU 2009-13, an update to ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, an update to ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company has evaluated that ASU 2009-13 will have no significant impacts on the consolidated financial statements.

Liquidity and Capital Resources

Cash Flows and Working capital

Our accounts payable cycle typically averages approximately ten days, whereas our receivables cycle typically averages approximately three to four months. Accordingly, additional working capital, being current assets less current liabilities, is needed to fund this timing difference.

As at December 31, 2010, we had no material commitments for capital expenditures.

As of December 31, 2010, we had approximately RMB699.7 million (USD106.0 million) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, increased operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of December 31, 2010, we had working capital of RMB1,446.1 million (USD219.1 million), including RMB699.7 million (USD106.0 million) in cash, as compared with working capital of RMB1,243.6 million including RMB667.3 million in cash as of December 31, 2009.

Operating activities used cash of RMB22.3 million (USD3.4 million) for the year ended December 31, 2010, compared to cash used of RMB33.5 million for the year ended December 31, 2009. The decrease in cash used in operating activities for 2010 was primarily due to improved cash management approach by utilizing banking facilities to factor accounts receivable. For the year ended December 31, 2009, operating activities used cash of RMB33.5 million which was primarily due to an increase in accounts receivables as sales increased in the fourth quarter of 2009 which have not been settled.

Investing activities used RMB292.5 million (USD44.3 million) during 2010, mainly for increase in pledged bank deposit of RMB220.4 million (USD33.4 million), payments for acquisitions of subsidiaries, net of cash acquired of RMB65.3 million (USD9.9 million) and purchases of property and equipment of RMB6.9 million (USD1.0 million). Investing activities used RMB91.6 million during 2009, mainly for payments for acquisitions of subsidiaries, net of cash acquired of RMB89.2 million and purchases of property and equipment of RMB2.4 million.

Financing activities provided cash of RMB352.3 million (USD53.4 million) during 2010, primarily attributable to proceeds from bank borrowings of RMB400.5 million (USD60.7 million), partly offset by purchase of treasury stock of RMB48.2 million (USD7.3 million). Financing activities provided cash of RMB105.9 million during 2009, primarily attributable to proceeds from bank borrowings of RMB119.5 million and proceeds from exercises of stock warrants and options of RMB2.0 million, partly offset by purchase of treasury stock of RMB15.6 million.

Distributions by our PRC operating companies to us may be subject to governmental approval and taxation. Any transfer of funds from us to our PRC operating companies, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions. To date, none of our PRC operating companies, including Shenzhen Comtech and Shanghai E&T, have declared or paid dividends to us, and historically, we have not relied on such distributions for our liquidity needs. In addition, we have not declared dividends since the share exchange transaction. Our holding companies have no business operations and therefore the related expenses are relatively low, consisting mainly of legal, accounting and other fees and expenses associated with being a holding company or, in the case of Cogo Group, Inc., a public company. Our major operating companies, Comtech International (Hong Kong) Limited, Comtech Broadband Corporation Limited and Comtech Industrial (Hong Kong) Limited, Hong Kong incorporated companies, and Comtech Communication, Comtech Software and Viewtran, wholly owned foreign enterprises, are legally permitted to declare and pay dividends, enabling them to provide any funds necessary to meet the holding companies’ limited operating expenses, although in the case of a wholly owned foreign enterprise, such dividends would be subject to the conditions described in “Risk Factors—PRC laws and our corporate structure may restrict our ability to receive dividend payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.” We do not expect restrictions between us and our PRC operating companies to affect our liquidity and capital resources in the near future. For risks associated with the uncertainty in our receipt of the equivalent economic interest in connection with the equity interest in Shenzhen Comtech, see “Risk factors—PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.”

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

Indebtedness

We entered into several banking facilities with Standard Chartered Bank (Hong Kong) Limited (“SCB”), Bank of China (Hong Kong) Limited (“BOC”), Guangdong Development Bank Holdings Company Limited (“GDB”) and China Merchants Bank Company Limited (“CMB”). As of December 31, 2010 and 2009, the aggregate credit limit of these facilities amounted to RMB886.2 million (USD134.3 million) and RMB379.0 million, respectively. These facilities include letters of guarantee, bank loans and irrevocable letters of credit. The banking facility with BOC also included an accounts receivable factoring agreement as discussed below. The credit limit and the respective secured deposits for the accounts receivable factoring agreement shares the same credit limit with the banking facility with BOC.

Our banking facilities contain various covenants, including our consolidated net borrowing ratio not exceeding 0.25 times and our Company maintaining a tangible net worth of not less than RMB1,000.0 million (USD151.5 million). Other conditions include our Company’s Chief Executive Officer remaining as the single largest beneficial owner of our Company and Chairman of the Board of Directors and actively involving in the management of our Company and our Company remaining as listed in NASDAQ and retaining at least 50% equity interest in its subsidiaries as borrowers. As of December 31, 2010, we were in compliance with all covenants.

As of December 31, 2010 and 2009, the total outstanding bank borrowings amounted to RMB505.9 million (USD76.7 million) and RMB119.4 million, respectively. The weighted average interest rate on outstanding bank borrowings as of December 31, 2010 was 2.1% (2009: 2.0%). The aggregate amount of funds secured as pledged deposits with the respective banks at December 31, 2010 and 2009 amounted to RMB332.1 million (USD50.3 million) and RMB116.0 million, respectively.

As of December 31, 2010 and 2009, the aggregate amount of unutilized banking facilities (including the unutilized facility amount under the accounts receivable factoring agreement with BOC) amounted to RMB192.3 million (USD29.1 million) and RMB259.6 million, respectively.

During the year, we entered into a factoring agreement with BOC in which certain accounts receivable were transferred with recourse to BOC. Under the factoring agreement, BOC pays an amount net of discount to us and collects the factored accounts receivable balances directly from customers. The discount costs 2.0% to 2.3% of the balance transferred and is included in “interest expense”. For the year ended December 31, 2010, we received proceeds from the sale of accounts receivable amounting to RMB455.4 million (USD69.0 million). There was no sale of accounts receivable for the year ended December 31, 2009.

Some of our customers enter into arrangements with their respective banks for purposes of settling their bills. Under such arrangements, we were entitled to collect the amounts owed directly from the customers’ banks when the invoice becomes due. In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to the bank. Under this discounting arrangement, the bank pays a discounted amount to us and collects the amounts owed from the customers’ banks. The discount typically ranges from 1.5% to 3.0% of the balance transferred, which is recorded as “interest expense”. For the year ended December 31, 2010, we had received proceeds from the sales of the bills receivable amounting to RMB22.9 million (USD3.5 million), compared with RMB72.6 million for the previous year.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual payment obligations for operating leases and purchase obligations as of December 31, 2010:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions of RMB)
Operating lease obligations	19.6	9.6	10.0	—	—
Purchase obligations	1,214.3	1,214.3	—	—	—

Total	1,233.9	1,223.9	10.0	—	—

Operating lease obligations consist primarily of operating lease agreements for our office facilities, including our head office and research center in Shenzhen. Our leases have remaining terms ranging from 3 to 29 months.

Purchase obligations consists of outstanding purchase orders for components from our suppliers. We do not have any minimum purchase obligations with these suppliers.

On January 31, 2011, we acquired 100% of the outstanding shares of MDC Tech International Holdings Limited for a cash consideration of RMB145.2 million (USD22.0 million). Payable for such acquisition will be made over twelve months in four equal installments on or before the last business day of each of the four fiscal quarters. All the payments are due within 2011.

Off-Balance Sheet Arrangements

Apart from the factoring of accounts receivable and discounting of bills receivable discussed under “Indebtedness” and operating lease obligations discussed under “Contractual Obligations,” we have no outstanding off-balance sheet arrangements, derivative financial instruments, interest rate swap transactions or foreign currency forward contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

The State Administration on Foreign Exchange, or SAFE, of the PRC, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in the PRC is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside the PRC, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of the PRC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2010, the exchange rate of RMB to USD1.0000 was RMB6.6000. On June 19, 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi appreciated from 6.7968 Renminbi per U.S. dollar on June 21, 2010 to 6.7709 Renminbi per U.S. dollar on July 2, 2010.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2010 and 2009, we have cash denominated in U.S. dollars amounting to RMB291.5 million (USD44.2 million) and RMB149.4 million. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB10.1 million (USD1.5 million) for the year ended December 31, 2010. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB505.9 million (USD76.7 million) as of December 31, 2010. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB5.1 million (USD0.8 million). The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Reports of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2010 and 2009.

3.	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008.

4.	Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

6.	Notes to Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 2, 2011.

Name	Age	Position
Jeffrey Kang	41	Chief Executive Officer and Chairman of the Board
Yi Yuan	50	President
Frank Zheng	44	Chief Financial Officer, Treasurer and Secretary and Director
Q.Y. Ma (1)(2)(3)	54	Director
JP Gan (1)(2)(3)	39	Director
George Mao (1)(2)(3)	49	Director

(1)	Member of Audit Committee
(2)	Member of Nominating and Governance Committee
(3)	Member of Compensation Committee

Jeffrey Kang, Chairman of the Board and Chief Executive Officer. Mr. Kang was a co-founder of Cogo and has served as our chief executive officer and chairman of the board since September 1999. Mr. Kang founded Shenzhen Matsunichi Electronics Co., Ltd. and Matsunichi Electronic (Hong Kong) Limited, a predecessor of the Company, in 1995, when Matsunichi commenced operations as a distributor for Matsushita. In 1999, Mr. Kang transferred all operations and assets of Matsunichi into the Company’s immediate predecessor. Prior to forming Matsunichi, Mr. Kang worked for Matsushita Electronics from June 1992 to July 1995 where he was responsible for selling components to the telecommunications industry within China. From 1998 to 1999, Mr. Kang was vice president of Shenzhen SME (Small and Medium Enterprises) Association, a non-profit association in Shenzhen. Mr. Kang earned a B.S. degree in Electrical Engineering from South China Technology University in Guangzhou, China. As a co-founder of the Company, we believe that Mr. Kang brings essential knowledge of our customers and business visions to the Board of Directors.

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

Frank Zheng, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Zheng has been Chief Financial Officer since January 1, 2008, Treasurer and Secretary from May 2008, was a director from January 2005 to December 2007 and was re-elected a director in December 2008. He was the vice president of travel service for eLong, Inc., a leading online travel service company in China, from July 2000 to June 2007. Mr. Zheng was responsible for the overall operation of eLong’s travel services. Before he joined eLong, Mr. Zheng was a senior director of travel services with Asia.com. From 1994 through 2000, Mr. Zheng held various financial and operations positions with The Bank of New York, The Reserve Management Corp, and Dean Witter Intercapital Company. Mr. Zheng received a B.B.A degree in Accounting from City University of New York. We believe that Mr. Zheng brings essential knowledge of operations and internal control practices to the Board of Directors.

Q.Y. Ma, Director. Dr. Ma has been a director since December 2004. Dr. Ma has been the managing director of Time Innovation Ventures, a venture capital firm, since 2000, and served as a professor at the University of Hong Kong from 1998 to 2000. Dr. Ma was an associate professor at Columbia University from 1994 to 2000. He has also served as a technology consultant to IBM, General Electric, TRW, Inc. and DuPont. Dr. Ma is a co-founder and advisor of Semiconductor Manufacturing International Corp., and has served as an adviser to the Ministry of Information Industry, Beijing Government, and a senior advisor to Zhangjiang Hi-Tech Park in Shanghai. Dr. Ma received his Ph.D. from Columbia University, and attended the Executive Program of Stanford University’s School of Business. We believe that Dr. Ma’s vast knowledge of technology and investments in innovative ventures brings a unique expertise to the Board of Directors.

JP Gan, Director. Mr. Gan has been a director since January 2008. Mr. Gan has been a managing director of Qiming Venture Partners since January 2007. From May 2005 to December 2006, Mr. Gan was the Chief Financial Officer of KongZhong Corporation, a Nasdaq listed wireless internet company. Prior to joining KongZhong, Mr. Gan was a director of The Carlyle Group responsible for venture capital investments in the Greater China region from May 2000 to May 2005. Mr. Gan worked at the investment banking division of Merrill Lynch in Hong Kong from August 1999 to May 2000, and worked at Price Waterhouse in the United States from August 1994 to September 1997. Mr. Gan obtained his Masters of Business Administration from the University of Chicago Graduate School of Business and his Bachelor of Business Administration from the University of Iowa. He is a Certified Public Accountant in the United States. We believe that Mr. Gan’s vast knowledge of investment banking and venture capital investments brings a unique expertise to the Board of Directors.

George Mao, Director. Dr. Mao has been a director since January 2008. Dr. Mao is the co-founder and has been the general manager of RYHT Asset Management Inc. since 2005. Before co-founding RYHT, Dr. Mao was Vice General Manager of Franklin Templeton Sealand Fund Management Co. Ltd. from May 2003 to December 2004. Dr. Mao held management positions with Pin An Securities Company Inc. and China Eagle Securities Company overseeing IPOs from September 1999 through May 2003. Dr. Mao obtained an MBA degree and a PhD degree from the University of Western Ontario in Canada and an M.A. degree from the Chinese Academy of Sciences, Beijing. Dr. Mao sits on various boards, including Shenzhen Cao Technology Co., Ltd. which is listed on Shenzhen Stock Exchange and Beijing Zhong Biao Fang Yuan Technology Anti-counterfeiting Company. We believe that Dr. Mao’s substantial experience in technology and international finance brings a unique expertise to the Board of Directors.

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

There are no differences in the manner in which the nominating and corporate governance committee evaluates nominees for director based on whether the nominee was recommended by a stockholder. Among other things, the nominating and corporate governance committee takes into account, when acting upon nominees, factors such as familiarity with the industry in which the Company operates, experience in working with PRC-based companies, the relevant expertise of its directors and director nominees, whether the director or nominee would be considered independent, the time that the director or nominee will be able to devote to Company matters, experience with U.S. public companies, language skills and other factors. “Diversity,” as such, is not a criterion that the committee considers. The nominating and corporate governance committee believes that it is appropriate to include representation of senior management on the Board of Directors.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2010.

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

Other Employee Grants and Other Compensation. Each employment agreement provides the executive with certain other benefits, including reimbursement of business and entertainment expenses and life insurance. Each executive is eligible to participate in all benefit plans and programs that are or in the future may be available to other executive employees of our company, including any profit-sharing plan, thrift plan, health insurance or health care plan, disability insurance, pension plan, supplemental retirement plan, vacation and sick leave plan, and other similar plans. The compensation committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites as it deems advisable. We believe that these benefits and perquisites are typically provided to senior executives of similar companies.

Compensation of Chief Executive Officer

In December 2007 the Compensation Committee met to review the salaries that seven PRC-based companies listed on US exchanges with market capitalizations ranging from under USD20 million to greater than USD147 billion, paid to their chief executive officer. The companies included SORL Auto Parts, Inc., Sohu.com Inc, Netease.com Inc., Huaneng Power International Inc., Guangshen Railway Col, Ltd, e-Future Information Technology Inc. and Asiainfo Holdings Inc. The Compensation Committee’s intent was to target the chief executive officer’s base salary near the median of the range of salaries for executives in a similar position and with similar responsibilities, in line with our compensation philosophy. The Compensation Committee determined that the median base salaries for persons acting as chief executive officer for the above companies were approximately USD93,000.

On December 21, 2007, the Compensation Committee of our Board of Directors approved the following compensation package for its Chief Executive Officer: a base salary of USD100,000 per year, which was not materially different from the median base salary of the chief executive officers listed above; the grant of 20,000 shares of the Company’s common stock for each of 2008, 2009 and 2010 (for a total of 60,000 shares) that vest quarterly; the potential grant of a bonus on a yearly basis of up to an additional (i) 40,000 shares of the Company’s common stock if the Company’s pro forma earnings per share CAGR is at or above 30% and (ii) 40,000 shares of the Company’s common stock if the pro forma earnings per share is 40% or more above the previous year’s pro forma earnings per share. The bonus shares would vest in three equal yearly installments beginning immediately after the filing of the Form 10-K for the applicable year. The Compensation Committee based the level of compensation for our Chief Executive Officer on its belief of what is typical for public companies of our size and type and the fact that the Compensation Committee was satisfied with the performance of the Chief Executive Officer. No executive officer participated in the determination of the salary for the Chief Executive Officer.

Although the Compensation Committee originally agreed to pay our Chief Executive Officer USD100,000, the actual base salary paid to our Chief Executive Officer in 2008 and 2009 was USD74,940, which increased to USD100,000 in 2010. In February 2011, he was paid the USD25,060 difference between his agreed upon salary and his actual salary for each of 2008 and 2009. The Compensation Committee did not issue our Chief Executive Officer the 40,000 shares of common stock he was eligible to receive in the event that the Company’s pro forma earnings per share CAGR was greater than 40%, as the Company did not meet that threshold. Our Board of Directors reviewed the compensation of each of our directors and executive officers, including our Chief Executive Officer, before the end of 2010, and a new compensation package for our Chief Executive Officer was approved by the Compensation Committee on January 31, 2011.

Compensation of Other Officers

In December 2007 the Compensation Committee met to review the salaries that seven PRC-based companies listed on US exchanges with market capitalizations ranging from under USD20 million to greater than $147 billion, paid to their president and chief financial officer. The companies included SORL Auto Parts, Inc., Sohu.com Inc, Netease.com Inc., Huaneng Power International Inc., Guangshen Railway Co., Ltd, e-Future Information Technology Inc. and Asiainfo Holdings Inc. The Compensation Committee’s intent was to target executive base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities, in line with our compensation philosophy. The Compensation Committee determined that the median base salaries for persons acting as president and chief financial officer for the above companies was approximately USD93,000 and USD103,000, respectively.

On December 21, 2007, the Compensation Committee of our Board of Directors approved the following compensation package for its Chief Financial Officer: a salary of USD100,000 per year; the grant of 15,000 shares of the Company’s common stock for each of 2008, 2009 and 2010 (for a total of 45,000 shares) that vest each quarter; and the potential grant of a bonus on a yearly basis of up to an additional (i) 5,000 shares of the Company’s common stock for achieving timely filing of Form 10-Ks and Form 10-Qs in each of 2008, 2009 and 2010 and (ii) 5,000 shares of the Company’s common stock if the pro forma earnings per share compared annual growth rate, or CAGR, is at or above 30% for each of 2008, 2009 and 2010.

On March 27, 2008, the Compensation Committee of our Board of Directors approved the following compensation package for its President: a salary of USD100,000 per year for the three-year period commencing April 1, 2008 through and including March 31, 2011; the grant of 80,000 shares of the Company’s common stock that vests in twelve equal installments on a quarterly basis, beginning June 30, 2008; and the potential grant of a bonus on a yearly basis of up to an additional (i) 26,667 shares of the Company’s common stock if the Company’s pro forma earnings per share compound annual growth rate is at or above 30% and (ii) 26,667 shares of the Company’s common stock if the pro forma earnings per share is 40% or more above the previous year’s pro forma earnings per share.

The salaries for our Chief Financial Officer and President were negotiated with such persons prior to their becoming employed by us. The Compensation Committee based the level of compensation for such officers on its belief of what is typical for public companies of our size and type and the amounts that it believed that such persons would be willing to accept top join us. Our Chief Executive Officer participated in the determination of the salary for each of such officers. The actual base salary paid to our president and chief financial officer in 2009 was USD100,000 each. Our Board of Directors reviewed the compensation of each of our directors and executive officers, including our Chief Financial Officer and President, before the end of 2010, and new compensation packages for our Chief Financial Officer and President were approved by the Compensation Committee on January 31, 2011.

Other Determinations of the Compensation Committee

The Compensation Committee did not award any cash bonus to any named executive officer in 2010, 2009 or 2008. The Compensation Committee has determined that the combination of base salary, stock awards and option awards resulted in satisfactory aggregate compensation levels for our executives and determined that additional cash compensation was not necessary to adequately reward its executives. The Compensation Committee does not establish thresholds by which executives may earn a cash bonus, and the lack of any cash bonus award being paid during these years does not indicate that any executive failed to meet any particular performance threshold.

In making its equity award determinations, the Compensation Committee agreed that Jeffrey Kang and Yi Yuan, our Chief Executive Officer and President, respectively, were crucial to the Company’s day-to-day operations, as well as to its long-term growth. The Compensation Committee agreed that, based on the Company’s results of operations and its market outlook, it was appropriate to reward Messrs. Kang and Yuan for the Company having exceeded expectations in 2010 as documented in their employment agreements. The Compensation Committee considered a pro forma earnings per share CAGR of 30% to be a benchmark achievement, and considered a pro forma earnings per share CAGR of 40% or above to be extraordinary performance. Since the Company’s proforma earnings per share CAGR for 2010 was below 30%, the Compensation Committee did not issue our Chief Financial Officer or our President 5,000 shares and 26,667 shares of common stock that each was respectively eligible to receive under his employment agreement. However, the Compensation Committee determined that it was appropriate to award Mr. Zheng the 5,000 shares of the Company’s common stock which he was entitled to receive under his employment agreement for, among other things, timely filing the Company’s Annual Report on Form 10-K, his successful oversight of the Company’s financial activities and internal controls over financial reporting, and exceeding management’s expectations for his dedication to the Company and his management efforts.

Compensation Committee Report on Executive Compensation

Our compensation committee has certain duties and powers as described in its charter. The compensation committee is currently composed of the three non-employee directors named at the end of this report, each of whom is independent as defined by the Nasdaq Global Market listing standards.

The compensation committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based upon this review and discussion, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Form 10-K.

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

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary (USD)	Bonus (USD)	Stock Awards (USD)	Option Awards (USD)	Non-Equity Incentive Plan Compensation (USD)	All Other Compensation (USD)		Total (USD)
Jeffrey Kang, Chairman and Chief Executive Officer	2010 2009 2008	100,000 74,940 74,940	— — —	320,600 320,600 320,600	— — —	— — —	2,275 2,251 2,119	(1)(2) (1)(2) (1)(2)	422,875 397,755 397,659

Yi Yuan, President	2010 2009 2008	100,000 100,000 100,000	— — —	289,333 289,333 217,000	— — —	— — —	1,548 1,548 1,548	(3) (3) (3)	390,881 390,881 318,548

Frank Zheng, Chief Financial Officer	2010 2009 2008	100,000 100,000 100,000	— — —	307,242 307,242 387,392	— — —	— — —	1,548 1,548 1,548	(4) (4) (4)	408,790 408,790 488,940

(1)	Mr. Kang is entitled to retirement benefits under a PRC government-managed retirement plan. Expenses related to Mr. Kang’s participation in the PRC government managed retirement plan amounted to approximately RMB4,800 (USD727), RMB4,800 and RMB3,893 for the years ended December 31, 2010, 2009 and 2008.
(2)	Mr. Kang is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Kang’s participation in the mandatory provident fund scheme amounted to approximately HKD12,000 (USD1,548), HKD12,000 and HKD12,000 for the years ended December 31, 2010, 2009 and 2008.
(3)	Mr. Yuan is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Yuan’s participation in the mandatory provident fund scheme amounted to approximately HKD12,000 (USD1,548), HKD12,000 and HKD12,000 for the years ended December 31, 2010, 2009 and 2008.
(4)	Mr. Zheng is entitled to retirement benefits under Hong Kong’s mandatory provident fund scheme. Expenses related to Mr. Zheng’s participation in the mandatory provident fund scheme amounted to approximately HKD12,000 (USD1,548), HKD12,000 and HKD12,000 for the years ended December 31, 2010, 2009 and 2008.

Director Compensation

The following table summarizes compensation that our directors earned during 2010 for services as members of our Board.

Name	Fees Earned or Paid in Cash (USD)	Stock Awards (USD)	Option Awards (USD)	Non-Equity Incentive Plan Compensation (USD)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (USD)	All Other Compensation (USD)	Total (USD)
Jeffrey Kang	—	—	—	—	—	—	—
Frank Zheng	—	—	—	—	—	—	—
Q.Y. Ma	28,000	—	—	—	—	—	28,000
JP Gan	48,000	—	—	—	—	—	48,000
George Mao	28,000	—	—	—	—	—	28,000

No options were granted to our non-employee directors in 2010.

On January 31, 2011, the Compensation Committee of our Board of Director approved the following compensation for members of our Board of Directors in 2011: Mr. Gan will receive USD48,000 in cash and Dr. Ma and Dr. Mao each will receive USD28,000 in cash.

Grants of Plan Based Awards

No plan based awards were made to our named executive officers under any plan in 2010.

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

As of December 31, 2010, options to purchase an aggregate of 2,235,832 shares had been granted under the 2004 Plan, and options to purchase an aggregate of 115,000 shares had been granted under the Company’s 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”).

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

As of December 31, 2010, all restricted stock awards of 4,800,000 shares had been granted under the 2006 Plan.

2009 Equity Incentive Plan

On November 9, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the 2009 Plan), under which 6,000,000 shares of common stock are reserved for issuance. The purpose of the 2009 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants. The 2009 Plan provides for the grant of options, stock appreciation rights (“SARs”), performance share awards, distribution equivalent right awards and restricted stock awards to directors, officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2009 Plan. The number of shares of Common Stock for which awards may be granted to a participant under the 2009 Plan in any calendar year cannot exceed 2,400,000.

The 2009 Plan is administered by the compensation committee of the board of directors, which has complete discretion, subject to the express limits of the 2009 Plan, to determine the employees and independent contractors to be granted an award, the type of award to be granted, the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each SAR, the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the stock, and the required withholding. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would materially and adversely affect the participant. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2009 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2009 Plan with terms or conditions that would cause the grant, vesting or exercise to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Options granted under the 2009 Plan may be either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Except as provided in the 2009 Plan, awards granted under the 2009 Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their guardian or legal representative. Options under the 2009 Plan is effective for 10 years, unless it is sooner terminated or suspended. The Committee may at any time amend, alter, suspend or terminate the 2009 Plan; provided that no amendment requiring stockholder approval will be effective unless such approval has been obtained. No termination or suspension of the 2009 Plan will affect an award which is outstanding at the time of the termination or suspension.

As of December 31, 2010, restricted stock awards of an aggregate of 1,970,262 shares had been granted under the 2009 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2010.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (USD)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (USD) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (USD)
Name	Exercisable	Unexercisable	—	—	—	—		—	—	—
Jeffrey Kang	450,043	—	—	3.74	November 11, 2014	—		—	—	—
Yi Yuan	—	—	—	—	—	6,667	(1)	58,994	—	—
Frank Zheng	—	—	—	—	—	—		—	—	—

(1)	6,667 shares vest on March 31, 2011.
(2)	The market value of the shares that have not vested has been calculated by multiplying the number of shares times $8.85, which represents the last reported sale price of our common stock on the Nasdaq Global Market on December 31, 2010, which is the last day of the most recent fiscal year.

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2010 and shares of restricted stock that vested in 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (USD)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting (USD)(4)
Jeffrey Kang	—	—	20,000	(1)	141,300
Yi Yuan	—	—	26,667	(2)	188,403
Frank Zheng	—	—	20,000	(3)	142,975

(1)	5,000 shares vested each quarter on March 31, June 30, September 30 and December 31.
(2)	6,666 shares vested on June 30 and 6,667 vested on March 31, September 30 and December 31.
(3)	3,750 shares vested each quarter on March 31, June 30, September 30 and December 31 and 5,000 shares vested on March 12.
(4)	The market value of the shares realized on vesting has been calculated by adding the number of shares vested in each quarter times the last reported sale price of our common stock on the Nasdaq Global Market on March 12, March 31, June 30, September 30 and December 31, which are USD7.4, USD6.99, USD6.24, USD6.18 and USD8.85, respectively.

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

Employment Agreements

Jeffrey Kang, Chief Executive Officer.

Comtech International (Hong Kong) Limited entered into an employment agreement with Jeffrey Kang, our Chief Executive Officer, in January 2008, which expires in December 2010. Pursuant to the agreement, Mr. Kang’s annual base compensation is USD100,000 in cash and 20,000 shares of our common stock. Mr. Kang is eligible to receive a bonus of 40,000 shares of our common stock annually if we reach a compound annual growth rate above 30%, and he is eligible to receive an additional bonus of 40,000 shares of our common stock annually if we reach a compound annual growth rate above 40%. Pursuant to the agreement, Mr. Kang will devote all of his working time to his respective duties with us and will not become employed in any competitive business while employed by us or for two years following the termination of his employment with us, and Mr. Kang will not solicit the services of any of our employees for two years after he terminates employment with us. We may terminate Mr. Kang for cause at any time without notice, or without cause upon 12 weeks prior written notice to Mr. Kang.

Yi Yuan, President.

Comtech Broadband Corporation Limited entered into an employment agreement with Yi Yuan, our President, in April 2009, which expires in March 2011. Pursuant to the agreement, Mr. Yuan’s annual base compensation is USD100,000 in cash and 22,666 shares of our common stock. Mr. Yuan is eligible to receive a bonus of up to 26,667 shares of our common stock annually if we reach a compound annual growth rate above 30%, and he is eligible to receive an additional bonus of up to 26,667 shares of our common stock annually if we reach a compound annual growth rate above 40%. Pursuant to the agreement, Mr. Yuan will devote all of his working time to his respective duties with us and will not become employed in any competitive business while employed by us or for two years following the termination of his employment with us, and Mr. Yuan will not solicit the services of any of our employees for two years after he terminates employment with us. We may terminate Mr. Yuan for cause at any time without notice, or without cause upon 12 weeks prior written notice to Mr. Yuan.

Frank Zheng, Chief Financial Officer.

Comtech Broadband Corporation Limited entered into an employment agreement with Frank Zheng, our President, in January 2008, which expired in December 2010. Pursuant to the agreement, Mr. Zheng’s annual base compensation is USD100,000 in cash and 15,000 shares of our common stock. Mr. Zheng is eligible to receive an annual bonus of 5,000 shares of our common stock if we timely file our Quarterly and Annual Reports on Forms 10-Q and 10-K, and he is eligible to receive an additional bonus of 5,000 shares of our common stock annually if we reach a compound annual growth rate above 30%. Pursuant to the agreement, Mr. Zheng will devote all of his working time to his respective duties with us and will not become employed in any competitive business while employed by us or for two years following the termination of his employment with us, and Mr. Zheng will not solicit the services of any of our employees for two years after he terminates employment with us. We may terminate Mr. Zheng for cause at any time without notice, or without cause upon one month prior written notice to Mr. Zheng.

Potential Payments Upon Termination or Change In Control

We have no potential payments upon termination or change in control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of March 2, 2011, certain information as to the stock ownership of (1) each person known by us to own beneficially more than five percent of our common stock, (2) each of our directors, (3) each of our executive officers, and (4) our executive officers and directors as a group. The business address of each shareholder is c/o Cogo Group, Inc. Company, Suite 1001, Tower C, Skyworth Building, High-Tech Industrial Park, Nanshan, Shenzhen 518057, People’s Republic of China.

	Number of Shares Beneficially Owned (1)		Percentage Ownership
Name of Beneficial Owner
Jeffrey Kang, Chief Executive Officer and Chairman of the Board	10,341,567	(2)(3)	28.9%
Yi Yuan, President	33,333		*
Frank Zheng, Chief Financial Officer, Treasurer, Secretary and Director	153,801		*
Q.Y. Ma, Director	11,301	(4)	*
JP Gan, Director	9,000		*
George Mao, Director	5,000		*
All executive officers and directors as a group (6 persons)	10,554,002		29.4%

Principal Stockholders
Nan Ji	9,711,524	(3)(5)	27.1%
Comtech Global Investment Ltd.	9,711,524	(3)(5)	27.1%
Cadian Capital Management, LLC	2,701,885	(6)	7.5%
Ren Investment International Ltd.	2,290,028	(7)	6.4%
AXA	1,961,100	(8)	5.5%

*	Represents beneficial ownership of less than one percent of our outstanding shares.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 2, 2011 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 35,848,764 shares of common stock outstanding as of March 2, 2011.
(2)	Consists of (a) 450,043 shares issuable upon exercise of currently exercisable stock options, (b) 180,000 shares and (c) 9,711,524 shares beneficially owned by Comtech Global Investment Ltd., over which Mr. Jeffrey Kang and his wife, Ms. Nan Ji, share voting and investment power.
(3)	Mr. Jeffrey Kang owns a 29% interest and Ms. Nan Ji a 71% interest in Comtech Global Investment Ltd. The directors of Comtech Global Investment Ltd. are Mr. Jeffrey Kang and his brother, Mr. Yi Kang who does not have an economic interest in any shares of Comtech Global Investment Ltd.
(4)	Consists of (a) 5,000 shares issuable upon exercise of currently exercisable stock options and (b) 6,301 shares owned by Dr. Ma.
(5)	Mr. Jeffrey Kang and his wife, Ms. Nan Ji, share voting and investment power over the 9,711,524 shares beneficially owned by Comtech Global Investment Ltd.
(6)	Based on the Schedule 13F filed by Cadian Capital Management, LLC, Inc. on February 14, 2011. The business address of Cadian Capital Management LLC is at 461 Fifth Avenue, 24th Floor, New York NY 10017. Graham Quigley is the Chief Financial Officer of Cadian Capital Management LLC.
(7)	Consists of 2,290,028 shares beneficially owned by Ren Investment International Ltd., over which Mr. Yi Kang, as sole director, has sole voting and investment power and Mr. Yi Kang, the brother of Jeffery Kang, does not have an economic interest in any shares of Ren Investment International Ltd.
(8)	Based on the Schedule 13F filed by AXA on February 9, 2011. The business address of AXA is 25, avenue Matignon 75008 Paris France. Alvin H. Fenichel is the Attorney-in-Fact of AXA.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At present, most of our business in the PRC is done through Shenzhen Comtech and Shenzhen Communication, except for business in Shanghai, which is conducted mostly through Shanghai E&T.

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

The following table presents the aggregate fees for professional services and other services rendered by our principal accountant to us in 2010 and 2009.

	2010	2009
	(in millions)
Audit fees (1)	RMB4.2	RMB4.2
Audit related fees	0.5	0.8
Tax fees	—	—
All other fees	—	—

Total	RMB4.7	RMB5.0

(1)	Audit fees consist of fees billed for the professional services rendered for the audit of our consolidated financial statements for each of these fiscal years and the review of the interim financial statements for the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

We are required to obtain pre-approval by our audit committee for all audit and permitted non-audit services performed by our independent auditors. In accordance with this requirement, during fiscal 2010, 100% of all audit, audit-related, tax and other services performed by KPMG were approved in advance by the audit committee. Any pre-approved decisions are presented to the full audit committee at the next scheduled meeting. KPMG was our principal auditor and no work was performed by persons outside of this firm.

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

Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Descriptions
3.1	Amended Articles of Restatement of the Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.)

3.1(a)	Amendments to Articles of Incorporation. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2008.)

3.3	Articles of Merger. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2008.)

4.1	Specimen Stock Certificate. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 23, 2004, and subsequently amended on February 2, 2005.)

4.2	Shareholders Agreement, dated July 23, 2004. (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission on July 22, 2004.)

10.1	Facility Letter by and between Bank of China and Comtech Broadband Corporation Limited, Comtech International (Hong Kong) Limited, Keen Awards Limited and Hong Kong JJT Limited, dated March 19, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 29, 2010)

10.2	Factoring Agreement by and between Bank of China (Hong Kong) Limited and Comtech Broadband Corporation Limited, dated April 28, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 29, 2010)

10.3	Confirmation Letter of Bank of China (Hong Kong) Limited, dated April 23, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 29, 2010)

10.4	Confirmation Letter of Bank of China (Hong Kong) Limited, dated April 28, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 29, 2010)

10.5	General Terms and Conditions for Banking Facilities. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 29, 2010)

10.6	Confirmation Letter of Standard Chartered Bank (Hong Kong) Limited, dated July 6, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 9, 2010)

10.7	Facility Letter by and among Standard Chartered Bank (Hong Kong) Limited, Comtech International (Hong Kong) Limited, Keen Awards Limited and Comtech Broadband Corporation Limited, dated February 22, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 9, 2010)

10.8	Facility Letter by and between Comtech International (Hong Kong) Limited and Hong Kong Branch of China Merchants Bank, dated October 8, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 20, 2010)

10.9	Form of General Commercial Agreement. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 20, 2010)

10.10	Form of Credit Amount Contract by and between Comtech International (Hong Kong) Limited and Macau Branch of Guangdong Development Bank, dated December 10, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on December 15, 2010)

10.11	Form of Credit Amount Contract by and between Comtech Broadband Limited and Macau Branch of Guangdong Development Bank, dated December 10, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on December 15, 2010)

10.12	Form of Credit Facility Agreement by and between Comtech Communication Technology (Shenzhen) Company Limited and Shenzhen Branch of Guangdong Development Bank, dated December 7, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on December 15, 2010)

10.13	Form of Maximum Amount Rights Pledge Contract by and between Comtech Communication Technology (Shenzhen) Company Limited and Shenzhen Branch of Guangdong Development Bank, dated December 7, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on December 15, 2010)

10.14	Form of Maximum Amount Rights Pledge Contract by and between Comtech Software Technology (Shenzhen) Company Limited and Shenzhen Branch of Guangdong Development Bank, dated December 7, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on December 15, 2010)

10.15	Amendment to the Factoring Agreement by and between Bank of China (Hong Kong) Limited and Comtech Broadband Corporation Limited, dated October 13, 2010. (Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 3, 2011)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to our Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

21.1	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to our Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

23.1†	Consent of KPMG, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to Form 10-K)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGO GROUP, INC.

Dated: March 16, 2011	By:	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer

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

Dated: March 16, 2011	By:	/s/ Jeffrey Kang
	Name:	Jeffrey Kang
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated March 16, 2011	By:	/s/ Frank Zheng
	Name:	Frank Zheng
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated March 16, 2011	By:	/s/ Allen Wu
	Name:	Allen Wu
	Title:	Financial Controller and Chief Accounting Officer (Principal Accounting Officer)

Dated March 16, 2011	By:	/s/ Q.Y. Ma
	Name:	Q.Y. Ma
	Title:	Director

Dated March 16, 2011	By:	/s/ JP Gan
	Name:	JP Gan
	Title:	Director

Dated March 16, 2011	By:	/s/ George Mao
	Name:	George Mao
	Title:	Director

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

Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of Cogo’s internal control over financial reporting as of December 31, 2010. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cogo Group, Inc.:

We have audited Cogo Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cogo Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cogo Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Cogo Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogo Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China

March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cogo Group, Inc.:

We have audited the accompanying consolidated balance sheets of Cogo Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of Cogo Group, Inc’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cogo Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended December 31, 2010 have been translated into United States dollars solely for the convenience of the reader. We have audited the translation and, in our opinion, such consolidated financial statements expressed in Renminbi have been translated into United States dollars on the basis set forth in Note 2(c) to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogo Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of Cogo Group, Inc’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China

March 16, 2011

COGO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

		December 31,
	Note	2010	2010	2009
		USD	RMB	RMB
ASSETS
Current assets:
Cash		106,007	699,650	667,320
Pledged bank deposits	9	50,311	332,050	116,040
Accounts receivable, net	3	103,320	681,911	617,613
Bills receivable	4	4,697	31,001	17,592
Inventories	5	37,966	250,573	146,132
Income taxes receivable		375	2,478	1,263
Prepaid expenses and other receivables		7,475	49,338	28,083

Total current assets		310,151	2,047,001	1,594,043

Property and equipment, net	6	2,214	14,613	14,406
Intangible assets, net	7 & 8	12,651	83,499	115,804
Goodwill	7 & 8	26,581	175,436	196,858
Other assets		222	1,468	416

TOTAL ASSETS		351,819	2,322,017	1,921,527

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable		9,587	63,283	81,140
Bank borrowings	9	76,650	505,888	119,402
Income taxes payable		2,447	16,153	11,847
Accrued expenses and other liabilities	11	2,361	15,581	138,008

Total current liabilities		91,045	600,905	350,397
Deferred tax liabilities	10	2,086	13,777	19,108

Total liabilities		93,131	614,682	369,505
Equity:
Common stock
Par value: USD0.01
Authorized: 200,000,000 shares
Issued: 41,181,529 shares in 2010 and 40,079,336 shares in 2009
Outstanding: 35,848,764 shares in 2010 and 35,770,025 shares in 2009		505	3,332	3,258
Additional paid in capital		199,365	1,315,806	1,221,538
Retained earnings		108,612	716,839	604,464
Accumulated other comprehensive loss		(17,800)	(117,479)	(107,384)

		290,682	1,918,498	1,721,876
Less cost of common stock in treasury, 5,332,765 shares in 2010 and 4,309,311 shares in 2009		(34,317)	(226,495)	(178,309)

Total Cogo Group, Inc. equity		256,365	1,692,003	1,543,567
Noncontrolling interest		2,323	15,332	8,455

Total equity		258,688	1,707,335	1,552,022

Commitments and contingencies	16

TOTAL LIABILITIES AND EQUITY		351,819	2,322,017	1,921,527

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share data)

			Year ended December 31,
	Note		2010	2010	2009	2008
			USD	RMB	RMB	RMB
Net revenue
Product sales	14		387,120	2,554,991	2,066,815	1,931,845
Service revenue	14		5,231	34,527	29,401	27,695

			392,351	2,589,518	2,096,216	1,959,540
Cost of sales
Cost of goods sold			(332,561)	(2,194,901)	(1,771,166)	(1,624,101)
Cost of services			(4,238)	(27,971)	(23,716)	(18,664)

			(336,799)	(2,222,872)	(1,794,882)	(1,642,765)

Gross profit			55,552	366,646	301,334	316,775
Selling, general and administrative expenses			(29,069)	(191,855)	(124,842)	(152,898)
Research and development expenses			(11,801)	(77,888)	(67,504)	(50,947)
Provision for doubtful accounts	3		—	(2)	(35,992)	(6,847)
Net gain on settlement relating to the acquisition of Long Rise before goodwill impairment	7	(d)	6,617	43,676	—	—
Impairment loss of goodwill and intangible assets	7 & 8		(3,246)	(21,422)	—	(33,759)
Other operating income, net			70	463	116	214

Income from operations			18,123	119,618	73,112	72,538
Interest expense			(1,425)	(9,407)	(1,963)	(1,056)
Interest income			2,226	14,693	14,490	27,895

Earnings before income taxes and extraordinary item			18,924	124,904	85,639	99,377
Income tax expense	10		(1,795)	(11,849)	(9,207)	(2,215)

Income before extraordinary item			17,129	113,055	76,432	97,162
Extraordinary item, net of nil tax	7	(e)	—	—	6,737	—

Net income			17,129	113,055	83,169	97,162
Less net income attributable to noncontrolling interest			(103)	(680)	(2,945)	(1,255)

Net income attributable to Cogo Group, Inc.			17,026	112,375	80,224	95,907

Earnings per share attributable to Cogo Group, Inc.
Income before extraordinary item			0.46	3.01	2.01	2.49
Extraordinary item			—	—	0.19	—

- Basic	13		0.46	3.01	2.20	2.49
Income before extraordinary item			0.45	2.94	1.95	2.42
Extraordinary item			—	—	0.18	—

- Diluted	13		0.45	2.94	2.13	2.42
Weighted average number of common shares outstanding
- Basic	13			37,275,427	36,541,037	38,488,861
- Diluted	13			38,188,814	37,673,351	39,585,921
Amounts attributable to Cogo Group, Inc.
Income before extraordinary item			17,026	112,375	73,487	95,907
Extraordinary item			—	—	6,737	—

Net income attributable to Cogo Group, Inc.			17,026	112,375	80,224	95,907

Comprehensive income:
Net income			17,129	113,055	83,169	97,162
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments			(1,589)	(10,486)	260	(44,570)

Comprehensive income			15,540	102,569	83,429	52,592
Less comprehensive income, net of tax attributable to noncontrolling interest			(44)	(289)	(2,944)	(1,256)

Comprehensive income attributable to Cogo Group, Inc.			15,496	102,280	80,485	51,336

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Cogo Group, Inc. Stockholders
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock	Non controlling interest	Total equity
	No. of Shares outstanding	RMB	RMB	RMB	RMB	RMB	RMB	RMB
Balance as of January 1, 2008	38,496,167	3,150	1,085,459	428,333	(63,074)	—	—	1,453,868
Net income	—	—	—	95,907	—	—	1,255	97,162
Foreign currency translation adjustments	—	—	—	—	(44,571)	—	1	(44,570)
Acquisition of Long Rise (note 7(d))	—	—	—	—	—	—	4,255	4,255
Issuance of common stock pursuant to share-based compensation	502,602	34	(34)	—	—	—	—	—
Share-based compensation	—	—	40,722	—	—	—	—	40,722
Issuance of common stock in connection with consideration paid for the acquisition of Comtech Broadband	177,303	12	20,693	—	—	—	—	20,705
Purchase of treasury stock	(3,944,411)	—	—	—	—	(162,687)	—	(162,687)

Balance as of December 31, 2008	35,231,661	3,196	1,146,840	524,240	(107,645)	(162,687)	5,511	1,409,455
Net income	—	—	—	80,224	—	—	2,945	83,169
Foreign currency translation adjustments	—	—	—	—	261	—	(1)	260
Issuance of common stock pursuant to share-based compensation	785,059	53	1,996	—	—	—	—	2,049
Share-based compensation	—	—	59,045	—	—	—	—	59,045
Issuance of common stock in connection with consideration paid for the acquisition of Comtech Broadband	118,205	9	13,657	—	—	—	—	13,666
Purchase of treasury stock	(364,900)	—	—	—	—	(15,622)	—	(15,622)

Balance as of December 31, 2009	35,770,025	3,258	1,221,538	604,464	(107,384)	(178,309)	8,455	1,552,022
Net income	—	—	—	112,375	—	—	680	113,055
Foreign currency translation adjustments	—	—	—	—	(10,095)	—	(391)	(10,486)
Issuance of common stock pursuant to share-based compensation	1,102,193	74	(74)	—	—	—	—	—
Share-based compensation	—	—	69,250	—	—	—	—	69,250
Decrease in ownership interest of Comtech Broadband (note12(e))	—	—	16,472	—	—	—	15,208	31,680
Purchase of the remaining noncontrolling interest of Long Rise (note 7(d))	—	—	8,620	—	—	—	(8,620)	—
Purchase of treasury stock	(1,023,454)	—	—	—	—	(48,186)	—	(48,186)

Balance as of December 31, 2010	35,848,764	3,332	1,315,806	716,839	(117,479)	(226,495)	15,332	1,707,335
Balance as of December 31, 2010 (in USD)		505	199,365	108,612	(17,800)	(34,317)	2,323	258,688

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Cash flows from operating activities:
Net income	17,129	113,055	83,169	97,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	931	6,144	5,826	8,765
Amortization of intangible assets	3,304	21,803	28,521	28,719
Impairment loss of goodwill and intangible assets	3,246	21,422	—	33,759
In-process research and development	—	—	—	4,390
Deferred income taxes	(808)	(5,331)	(4,500)	(10,841)
Loss on disposal of property and equipment	67	442	175	50
Extraordinary item (note 7(e))	—	—	(6,737)	—
Net gain on settlement relating to the acquisition of Long Rise before goodwill impairment (note 7(d))	(6,617)	(43,676)	—	—
Provision for doubtful accounts	—	2	35,992	6,847
Share-based compensation	15,292	100,930	59,045	40,722
Changes in current assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(11,676)	(77,065)	(155,560)	(92,852)
Bills receivable	(2,032)	(13,409)	(4,037)	21,745
Inventories	(16,556)	(109,267)	(50,309)	40,748
Prepaid expenses and other receivables	(3,440)	(22,706)	(6,665)	(3,958)
Income taxes receivable	(196)	(1,296)	(1,265)	—
Accounts payable	(2,412)	(15,919)	(26,382)	(60,698)
Amount due to a related party	—	—	—	(1,338)
Income taxes payable	664	4,385	3,620	(156)
Accrued expenses and other liabilities	(268)	(1,772)	5,597	(15,602)

Net cash provided by (used in) operating activities	(3,372)	(22,258)	(33,510)	97,462
Cash flows from investing activities:
Increase in pledged bank deposits	(33,388)	(220,359)	—	(68,963)
Payments for acquisitions of subsidiaries, net of cash acquired	(9,891)	(65,281)	(89,215)	(41,333)
Purchases of property and equipment	(1,045)	(6,895)	(2,429)	(7,551)

Net cash used in investing activities	(44,324)	(292,535)	(91,644)	(117,847)
Cash flows from financing activities:
Purchase of treasury stock	(7,301)	(48,186)	(15,622)	(162,687)
Proceeds from bank borrowings	60,677	400,469	119,486	—
Repayment of bank borrowings	—	—	—	(17,962)
Proceeds from exercises of stock warrants and options	—	—	2,049	—

Net cash provided by (used in) financing activities	53,376	352,283	105,913	(180,649)

Effect of exchange rate changes on cash	(782)	(5,160)	182	(32,237)

Net increase (decrease) in cash	4,898	32,330	(19,059)	(233,271)
Cash at beginning of the year	101,109	667,320	686,379	919,650

Cash at end of the year	106,007	699,650	667,320	686,379

Supplementary cash flow information:
Interest paid	1,425	9,407	1,963	1,056

Income taxes paid	2,133	14,079	11,349	11,680

Non-cash investing activities:
Shares issued for Comtech Broadband acquisition consideration payable, included in other liabilities	—	—	13,666	20,468
Acquisition of Mega Smart included in accrued expenses and other liabilities (note 7(c))	—	—	122,415	—
Acquisition of Long Rise included in accrued expenses and other liabilities (note 7(d))	—	—	—	60,921
Reduction of intangible assets upon reversal of contingent consideration payable in respect of Keen Awards (note 7(e))	—	—	26,803	—
Gain on settlement relating to the acquisition of Long Rise before goodwill impairment (note 7(d))	(8,209)	(54,178)	—	—

See accompanying notes to consolidated financial statements.

COGO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Cogo Group, Inc. (the “Company”), formerly Comtech Group, Inc., and its subsidiaries (together, the “Group”) are principally engaged in the sale of component parts for electronic devices and equipment, such as liquid crystal display, cameras, persistent storage and peripheral devices for wireless handsets and fixed-line telecommunications, and industrial business components to manufacturers in the People’s Republic of China (“PRC”) and other overseas countries. The Group also provides technology and engineering services, business process outsourcing and other related services in the PRC.

As of December 31, 2010, the subsidiaries which principally affect the results of operations and financial condition of the Company are as follows:

Name of company	Place of incorporation or establishment	Attributable equity interest held	Principal activity
Comloca Technology (Shenzhen) Company Limited (“Comloca”)	PRC	100%	Location-based search business

Comtech Broadband Corporation Limited (“Comtech Broadband”)	Hong Kong	70% (2009: 100%)	Sales of electronics components and related products

Comtech Communication Technology (Shenzhen) Company Limited (“Comtech Communication”)	PRC	100%	Sales of electronics components and related products

Comtech International (Hong Kong) Limited (“Comtech Hong Kong”)	Hong Kong	100%	Sales of electronics components and related products

Comtech Software Technology (Shenzhen) Company Limited (“Comtech Software”)	PRC	100%	Sales of electronics components and related products and research and development of software products

Epcot Multimedia Technology (SZ) Co. Ltd. (“Epcot”)	PRC	100%	Provision of media communication and collaboration platforms and solutions

Keen Awards Limited (“Keen Awards”)	Hong Kong	100%	Sales of technology components and provision of design and engineering services for integrated display technology solutions

Shenzhen Comtech International Limited (“Shenzhen Comtech”)	PRC	100%	Sales of electronics components and related products (note a)

Shanghai E&T System Company Limited (“Shanghai E & T”)	PRC	100%	Sales of electronics components and related products (note a)

Name of company	Place of incorporation or establishment	Attributable equity interest held	Principal activity
Shenzhen Huameng Software Company Limited (“Huameng PRC”)	PRC	100%	Provision of technology and engineering services, outsourcing, network system integration and related training and maintenance services

Viewtran Technology (Shenzhen) Co., Limited (“Viewtran PRC”)	PRC	100%	Provision of media communication and collaboration platforms and solutions

Rise Year Limited (“Rise Year”)	Hong Kong	100% (2009: 70%)	Provision of code division multiple access (“CDMA”) mobile handset design solutions

Comtech Digital Technology (Hong Kong) Limited (“Comtech Digital”)	Hong Kong	60%	Sales and development of digital and industrial applications, microcontrollers and complementary products

Comtech Industrial (Hong Kong) Limited (“Comtech Industrial”)	Hong Kong	100%	Sales and development of industrial applications, microcontrollers and complementary products

Mega Sky (Shenzhen) Limited (“Mega Sky SZ”)	PRC	100%	Provision of industrial and microcontroller based system solutions and research and development of software products

Mega Smart (Shenzhen) Limited (“Mega Smart SZ”)	PRC	100%	Provision of industrial and microcontroller based system solutions on customer, industrial, automotive, smart meter and smart grid markets

Note a	The Company exercises its control over Shenzhen Comtech, which in turn, has 95% equity interest in Shanghai E&T, through legal arrangements between Comtech (China) Holding Limited (“Comtech China”), a wholly-owned subsidiary of the Company, and Shenzhen Comtech’s legal shareholders (“Legal Shareholders”), Jeffrey Kang, CEO of the Group, Huimo Chen, the mother of Jeffrey Kang, and Honghui Li, the Vice President of the Group. In 2006, Jeffrey Kang executed an agreement to transfer his 99% equity interest in Shenzhen Comtech to Honghui Li. The Legal Shareholders agreed to hold the equity interest in Shenzhen Comtech on behalf of Comtech China, and waived their full rights and risks of ownership of the equity interests in favor of Comtech China.
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

(c)	Foreign Currency Transactions and Translation

The Group’s reporting currency is the Renminbi (“RMB”). The functional currency of the Company is the U.S. dollar (“USD”), whereas the functional currency of the Company’s subsidiaries in the PRC and Hong Kong is the RMB and Hong Kong dollar (“HKD”), respectively. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at each balance sheet date. The net foreign currency exchange gain/(loss) amounted to RMB(2,954) (USD(448)), RMB14,381 and RMB(19,510) for the years ended December 31, 2010, 2009 and 2008, respectively, are included in ‘Selling, general and administrative expenses’ in the consolidated statements of income and comprehensive income.

Gains and losses resulting from translation of the financial statements of the Company and the Company’s subsidiaries in Hong Kong into the RMB reporting currency are recorded as a separate component of accumulated other comprehensive loss within equity.

For the convenience of the readers, the December 31, 2010 RMB amounts, included in the accompanying consolidated financial statements have been translated into USD at the rate of USD1.0000 = RMB6.6000, representing the rate quoted by the People’s Bank of China at the close of business on December 31, 2010. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any particular rate or at all.

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

Apart from those disclosed in note 16(c) and 16(d), the Group does not have any off balance-sheet credit exposure related to its customers.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is a two-step test. Under the first step, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. However, if the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Group must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. For the years ended December 31, 2010 and 2008, impairment loss amounted to RMB21,422 (USD3,246) and RMB4,264, respectively. For the year ended December 31, 2009, no impairment loss was recorded.

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

The Group applies ASC 740, Income Taxes to account for uncertain tax positions. ASC 740-10-25 requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income and comprehensive income.

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

Service Revenue

Revenue for services is generally recognized when services are performed.

(j)	Research and Development and Advertising

Research and development and advertising costs are expensed as incurred. Research and development costs, inclusive of in-process research and development, amounted to RMB77,888 (USD11,801), RMB67,504 and RMB50,947 for the years ended December 31, 2010, 2009 and 2008, respectively. Advertising costs amounted to RMB157 (USD24), RMB59 and RMB713 for the years ended December 31, 2010, 2009 and 2008, respectively.

(k)	Shipping and Handling Fees and Costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “selling, general and administrative expenses.” Shipping and handling fees and costs amounted to RMB9,798 (USD1,484), RMB7,749 and RMB8,423 for the years ended December 31, 2010, 2009 and 2008, respectively.

(l)	Share-based Compensation

The Group applies ASC 718, Compensation- Stock Compensation to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, the compensation expense is based on the grant-date fair value of the award, the number of shares ultimately expected to vest and the vesting period.

Share-based compensation expense amounted to RMB100,930 (USD15,292), RMB59,045 and RMB40,722 for the years ended December 31, 2010, 2009 and 2008, respectively. Since share-based compensation is not tax deductible in the PRC, Hong Kong and the United States, no related tax benefit has been recognized.

The Group currently uses authorized shares and shares of a subsidiary to satisfy share award exercises.

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

(o)	Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-17, an update to ASC 605, Revenue Recognition

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition (ASC 605): Milestone Method. ASU 2010-17 recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. ASU 2010-17 is effective for milestones achieved in interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The Company has evaluated that ASU 2010-17 had no significant impact on the consolidated financial statements.

ASU 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2009-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. Early adoption is permitted. The Company has evaluated the impacts on the consolidated financial statements. See note 19.

ASU 2009-14, an update to ASC 985, Software: Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued ASU 2009-14, an update to ASC 985, Software: Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company has evaluated that there are no significant impacts on the consolidated financial statements.

ASU 2009-13, an update to ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, an update to ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company has evaluated that ASU 2009-13 will have no significant impacts on the consolidated financial statements.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	2010	2010	2009
	USD	RMB	RMB
Accounts receivable	114,425	755,203	690,919

Less: allowance for doubtful accounts	(11,105)	(73,292)	(73,306)

	103,320	681,911	617,613

An analysis of the allowance for doubtful accounts is as follows:

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Balance at the beginning of year	11,107	73,306	37,314	30,467
Additional allowance for doubtful accounts	—	2	35,992	6,847
Write-off of accounts receivable against the allowance for doubtful accounts	(2)	(16)	—	—

Balance at the end of year	11,105	73,292	73,306	37,314

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

During the year, the Group entered into a factoring agreement with Bank of China (Hong Kong) Limited (“BOC”) (see note 9) in which certain accounts receivable were transferred with recourse to BOC. Under the factoring agreement, BOC pays an amount net of discount to the Group and collects the factored accounts receivable balances directly from customers. The discount costs 2.0% to 2.3% of the balance transferred and is included in “interest expense”. The Group records the transfers of accounts receivable pursuant to the factoring agreement as sales when it is considered to have surrendered control of such receivables under the provisions of ASC 860, Transfers and Servicing. As of December 31, 2010, the Group has not accrued a recourse liability since the estimated fair value of the recourse obligation was immaterial.

For the year ended December 31, 2010, the Group received proceeds from the sale of accounts receivable amounting to RMB455,437 (USD69,006). There was no sale of accounts receivable for the years ended December 31, 2009 and 2008. In addition, the Group recorded discounts amounting to RMB1,852 (USD281) in respect of the accounts receivable factored for the year ended December 31, 2010. As of December 31, 2010, the Group has derecognized factored accounts receivable amounting to RMB188,042 (USD28,491) in accordance with ASC 860.

4.	BILLS RECEIVABLE

To reduce the Group’s credit risk, the Group requires certain customers to pay for the sale of the Group’s products by bills receivable. Bills receivable are short-term notes receivable issued by a financial institution that entitles the Group to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Group has experienced no losses on bills receivable.

In certain circumstances, the Group has arranged to transfer with recourse certain of its bills receivable to banks. Under this discounting arrangement, the bank pays a discounted amount to the Group and collects the amounts owed from the customers’ banks. The discount costs 1.5% to 3.0% of the balance transferred, which is recorded as “interest expense”.

For the years ended December 31, 2010, 2009 and 2008, the Group received proceeds from the sale of bills receivable amounting to RMB22,911 (USD3,471), RMB72,613 and RMB74,576, respectively. In addition, the Group recorded discounts amounting to RMB210 (USD32), RMB479 and RMB783 in respect of the bills receivable sold for the years ended December 31, 2010, 2009 and 2008, respectively.

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of ASC 860. As of December 31, 2010 and 2009, the Group has derecognized discounted bills receivable amounting to RMB2,158 (USD327) and RMB33,871, respectively in accordance with ASC 860.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost of inventories comprises direct materials.

Inventories by major categories are as follows:

	2010	2010	2009
	USD	RMB	RMB
Raw materials	25	162	1,792
Finished goods	37,941	250,411	144,340

Total	37,966	250,573	146,132

Inventories amounting to RMB9,600 (USD1,455), RMB6,365 and RMB1,200 were written off during the years ended December 31, 2010, 2009 and 2008, respectively.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment is stated at cost less depreciation and if applicable, impairment.

Property and equipment consists of the following:

	2010	2010	2009
	USD	RMB	RMB
Property	253	1,671	1,671
Machinery	566	3,732	3,627
Furniture and office equipment	4,591	30,301	26,388
Motor vehicles	1,058	6,981	6,298

Total	6,468	42,685	37,984
Less: accumulated depreciation	(4,254)	(28,072)	(23,578)

Property and equipment, net	2,214	14,613	14,406

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Cost of sales	5	36	139	296
Selling, general and administrative expenses	670	4,418	3,776	3,829
Research and development expenses	256	1,690	1,911	4,640

Total	931	6,144	5,826	8,765

7.	ACQUISITIONS AND EXTRAORDINARY INCOME

(a) 2011 Acquisition and post balance sheet event

MDC Tech International Holdings Limited (“MDC”)

On January 31, 2011, the Group acquired 100% of the outstanding shares of MDC for a cash consideration of RMB145,200 (USD22,000). On that date, MDC became a wholly-owned subsidiary of the Company. MDC is a technology solutions and engineering services company with most of its operations in the PRC. The purchase consideration was funded with existing cash balances. The purchase consideration will be paid over twelve months in four equal installments on or before the last business day of each of the four fiscal quarters. The first installment was RMB36,300 (USD5,500), which is payable on or before March 31, 2011.

The Group will account for the MDC transaction pursuant to the acquisition method in accordance with ASC 805, Business Combinations. Due to the relatively short period of time between the MDC acquisition date and the date the consolidated financial statements were issued, and given that the evaluations of the fair values of certain significant assets and liabilities of MDC as of the acquisition date are not sufficiently completed, it is impracticable for the Group to disclose the allocation of the aggregate purchase price to the assets and liabilities of MDC at this time. Since the unaudited pro forma financial information data are dependent on the purchase price allocation, the Group is also unable to provide unaudited pro forma financial information for the year ended December 31, 2010 at this time. The Group expects to include these disclosures in the unaudited condensed consolidated financial statements for the period ending March 31, 2011.

(b) 2010 Acquisition

The Group made no acquisitions during the year ended December 31, 2010.

(c) 2009 Acquisition

Mega Smart Group Limited (“Mega Smart”)

On May 30, 2009, the acquisition date, the Group acquired 100% of the outstanding shares of Mega Smart and thereby turn obtained control of Mega Smart and its subsidiary for a consideration of RMB122,866. The purchase consideration will be paid in thirteen installments. The first installment was RMB40,955, which was payable within three months of May 30, 2009. The subsequent amount of RMB81,911 is payable over twelve equal monthly installments of RMB6,826 one month following the first installment. In light of the installment schedule, the borrowing rate adopted reflects the normal borrowing rate that the Group can obtain for transactions with similar terms over the payment period and calculated the fair value of the purchase consideration as RMB122,415.

The principal activities of Mega Smart and its subsidiary are the development of the industrial applications component business in China.

The acquisition of Mega Smart was accounted for by the Group as a purchase business combination in accordance with ASC 805. The acquisition of Mega Smart resulted in the recognition of goodwill of RMB83,647 and the recording of net identifiable assets of RMB38,768 at the date of acquisition. Recognized intangible assets relate to supplier relationships, customer relationships, non-compete agreements and proprietary technology which have a total weighted-average useful life of 7.5 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes.

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

Management increased the fair value of acquired proprietary technology from RMB2,048 as of May 30, 2009 (the “acquisition date”) to RMB6,145 due to the refinement of the valuation for the year ended December 31, 2009. Accordingly, the related deferred tax liabilities were increased by RMB676. The impact of all changes were charged to goodwill and resulted in the reduction of goodwill by RMB3,421 for the year ended December 31, 2009.

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

	Year ended December 31,
	2009	2008
	RMB (unaudited)	RMB (unaudited)
Net revenue
Product sales	2,107,743	1,997,307
Services revenue	29,401	27,695

	2,137,144	2,025,002
Income from operations	75,806	80,172
Net Income attributable to Cogo Group, Inc.	82,475	102,280
Earnings per share attributable to Cogo Group, Inc.
Basic	2.26	2.66
Diluted	2.19	2.58

(d) 2008 Acquisition

Long Rise

On July 31, 2008, the Group entered into a share purchase agreement (the “Original Agreement”) to purchase 70% of the outstanding shares of Long Rise Holdings Limited (“Long Rise”) and its subsidiary, Rise Year, for a consideration of RMB60,921 payable in cash, none of which is contingent. The purchase agreement did not include a fixed payment schedule, and as a result the acquisition price was deemed to be payable on demand. The Company and the selling shareholders of Long Rise agreed that the consideration could be held back by the Company to settle any claims that might arise for contractual warranties and for any misrepresentations made to the Company. The Company paid approximately RMB3,485, RMB476 and RMB550 (USD83) in 2008, 2009 and 2010, respectively.

The acquisition of Long Rise was accounted for by the Group as a purchase business combination in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No.141”). The acquisition of Long Rise resulted in the recognition of goodwill of RMB21,422 and recording net identifiable assets of RMB39,499 at the date of acquisition. Recognized intangible assets relate to customer relationships, non-compete agreements and proprietary technology which have a weighted-average useful life of 3.9 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes. Purchased in-process research and development of RMB4,390 was also recognized as an intangible asset and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. This amount is included in research and development expense and is not deductible for tax purposes.

The acquisition was expected to extend the Group’s product offerings to address the demand of the expanding CDMA market, stimulated by new entrance into the CDMA market in the second half of 2008 following the restructuring of the PRC’s telecommunications industry. Because Long Rise’s operations and business model was similar to the Group, management was able to achieve significant operating synergies from this acquisition. The combination of these factors is the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.

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

Unaudited proforma financial information

The following unaudited proforma financial information presents the combined results of operations of the Group as if the acquisition of Long Rise had occurred as of the beginning of January 1, 2008. The unaudited proforma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of each year. In addition, the unaudited proforma financial information does not attempt to project the future results of operations of the Group.

Year ended December 31,
2008
RMB (unaudited)
Net revenue
Product sales	1,983,300
Services revenue	27,695

2,010,995
Income from operations	83,549
Net income attributable to Cogo Group, Inc.	105,114
Earnings per share
Basic	2.73

Diluted	2.66

In 2010, the Company and the selling shareholders of Long Rise renegotiated certain clauses in the Original Agreement. On December 31, 2010, the Company and the selling shareholders of Long Rise signed a supplementary agreement (the “Supplementary Agreement”) in which the selling shareholders of Long Rise discharged the Group’s obligation to pay the outstanding payable for the acquisition of Long Rise of RMB54,178 (USD8,209) and transferred the remaining 30% equity interest in Long Rise to the Group for no consideration and the Group agreed to release the selling shareholders of Long Rise from the non-compete agreements. As a result of the Supplementary Agreement, the Company recognised a net gain on settlement relating to the acquisition of Long Rise before goodwill impairment of RMB43,676 (USD6,617) in the consolidated statement of income and comprehensive income for the year ended December 31, 2010 summarized as follows:

	USD	RMB
Adjustment to the purchase consideration	8,209	54,178
Disposal of the non-compete agreements	(399)	(2,630)
Impairment losses of customer relationships and proprietary technology	(1,193)	(7,872)

Net gain on settlement relating to the acquisition of Long Rise before goodwill impairment	6,617	43,676

As a result of the above arrangements, the Company compared the carrying value of the customer relationships and proprietary technology to the undiscounted cash flows expected to be generated from those assets. For those customer relationships and proprietary technology for which the carrying amount was larger than its estimated undiscounted cash flow, the Company recorded an impairment charge to the extent the carrying amounts of customer relationships and proprietary technology exceeded their respective fair values. As a result, the carrying amount of RMB7,872 (USD1,193) of customer relationships and proprietary technology were fully impaired.

In addition, as a result of the above arrangements, management revised its future cash flow expectations for its business in the reporting unit relating to Long Rise. Since the carrying value exceeded the fair value of this reporting unit, which was determined by a discounted cash flow model, a second step of the goodwill impairment test was performed to measure the impairment loss based on any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. Accordingly, the Company recognized an impairment loss of RMB21,422 (USD3,246) in relation to the reporting unit relating to Long Rise. As a result, the carrying amount of the goodwill relating to Long Rise was fully impaired.

For additional details, see note 8 for a summary of the changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010.

(e) Other acquisition and extraordinary income

Keen Awards

The Group entered into a share purchase agreement on August 1, 2007 to purchase all the outstanding common shares of Keen Awards, for a consideration of approximately RMB150,924 payable in cash, common stock of the Company and the common stock of Keen Awards, all of which were contingently payable at various dates upon achieving certain agreed earnings levels over the two year period following the acquisition. The sum of the fair market values of the identifiable assets acquired less liabilities assumed which amounted to RMB63,032 exceeded the acquisition cost, excluding the contingent consideration by RMB63,032, resulting in negative goodwill. Since the contingent consideration could result in recognition of additional purchase price in a future period, the Company recognized, as if it were a liability, an amount equal to the lesser of the maximum of the amount of the contingent consideration and the total amount of negative goodwill. Accordingly, the amount of the negative goodwill of RMB63,032 was recognized as if it were a liability at the date of acquisition.

Subsequent to the initial recognition, the Company made total cash payments in relation to the contingent consideration for the acquisition of Keen Awards of RMB33,914. The consideration recognized of RMB63,032 for the Keen Awards acquisition was contingently payable in cash. In addition to the contingent cash payment recognized, the agreement includes additional contingent payments of:

•	an additional RMB27,522 in cash;

•	287,770 shares with an assigned fair value of RMB30,185 at acquisition date; and

•	a 20% equity interest in Keen Awards with an assigned fair value of RMB30,185 at acquisition date.

Based on the terms of the Keen Awards acquisition agreement, the Company was first required to settle the cash contingent consideration until all cash payments are settled, followed by the issuance of the shares of the Company and finally, the issuance of 20% of the shares in Keen Awards. However, the contingent consideration recognized was restricted to the lesser of the maximum of the amount of the contingent consideration and the total amount of negative goodwill. Therefore, the Company was not required to recognize the fair value of any of the shares contingently issuable for the acquisition of Keen Awards.

On August 28, 2009, the Company and the seller of Keen Awards agreed that the contingency in respect of the acquisition for Keen Awards was resolved and it was also determined that no further consideration was payable. Therefore, because the amount of contingent consideration recognized, as if it were a liability, exceeded the amount settled, the excess of RMB29,118 was first allocated to reduce the assets acquired being the intangibles asset of RMB26,803 net of deferred taxation of RMB4,422 and remaining amount of RMB6,737 was recognized as an extraordinary gain in the consolidated statements of income and comprehensive income.

8.	GOODWILL AND INTANGIBLE ASSETS

(a)	Goodwill

The changes in the carrying amount of our goodwill, by segment, for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Product sales	Service revenue	Total
	RMB	RMB	RMB
Balance as of January 1, 2008
Goodwill	51,825	47,649	99,474
Accumulated impairment losses	—	—	—

	51,825	47,649	99,474

Acquisition of 70% interest of Long Rise	21,422	—	21,422
Impairment loss of Shanghai E&T (note a)	(4,264)	—	(4,264)

Balance as of December 31, 2008
Goodwill	73,247	47,649	120,896
Accumulated impairment losses	(4,264)	—	(4,264)

	68,983	47,649	116,632

Acquisition of Mega Smart	83,647	—	83,647
Adjustment on goodwill of Mega Smart (note b)	(3,421)	—	(3,421)

Balance as of December 31, 2009
Goodwill	153,473	47,649	201,122
Accumulated impairment losses	(4,264)	—	(4,264)

	149,209	47,649	196,858

Impairment loss of Long Rise (note 7(d))	(21,422)	—	(21,422)

Balance as of December 31, 2010
Goodwill	153,473	47,649	201,122
Accumulated impairment losses	(25,686)	—	(25,686)

	127,787	47,649	175,436

Balance as of December 31, 2010 (in USD)	19,361	7,220	26,581

Note a	During the year ended December 31, 2008, the Company recognized an impairment loss of RMB4,264 in relation to one of the reporting units of the Product Sales segment. The impairment loss was due to the difficult end-market environment which had led to a reduction in demand for this reporting unit. As a result of the reduced demand, management revised its future cash flow expectations for its business in this reporting unit. Since the carrying value exceeded the fair value of this reporting unit, which was determined by a discounted cash flow model, a second step of the goodwill impairment test was performed to measure the impairment loss based on any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.
Note b	Goodwill arising from the acquisition of Mega Smart was adjusted in 2009 on completion of the assessment of the estimated discounted cash flows in relation to the proprietary technology acquired.

(b)	Intangible Assets

The Company reviews long-lived assets, including its intangible assets subject to amortization, which for the Company are its customer relationships, supplier relationships, proprietary technology, proprietary designs, website and software asset, non-compete agreements and license agreement, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets.

As of December 31, 2010, there were no significant events or changes in circumstances to indicate that the carrying value of intangible assets in other asset group of the Company may not be recoverable. As of December 31, 2010 and 2009, the Company’s intangible assets related to the Company’s acquisitions consisted of the following:

	As of December 31, 2010
	Gross carrying amount	Impairment / disposal of intangible assets of Long Rise (note 7(d))	Adjusted carrying amount	Amortization period	Accumulated amortization	Net carrying amount
	RMB	RMB	RMB	Years	RMB	RMB
Customer relationships	143,939	5,513	138,426	5 to 10	75,271	63,155
Supplier relationships	8,876	—	8,876	11.5	1,222	7,654
Proprietary technology	18,713	2,359	16,354	3 to 6.5	11,705	4,649
Proprietary designs	1,627	—	1,627	3	1,627	—
Website and software asset	575	—	575	3	575	—
Non-compete agreements	41,659	2,630	39,029	1 to 6	30,988	8,041
License agreement	1,249	—	1,249	2	1,249	—

Total	216,638	10,502	206,136		122,637	83,499

Total (in USD)	32,824	1,592	31,232		18,581	12,651

	As of December 31, 2009
	Gross carrying amount	Adjustment on intangible assets of Keen Awards (note 7(e))	Adjusted carrying amount	Amortization period	Accumulated amortization	Net carrying amount
	RMB	RMB	RMB	Years	RMB	RMB
Customer relationships	169,929	25,990	143,939	5 to 10	63,005	80,934
Supplier relationships	8,876	—	8,876	11.5	450	8,426
Proprietary technology	18,713	—	18,713	3 to 6.5	9,272	9,441
Proprietary designs	2,440	813	1,627	3	1,627	—
Website and software asset	575	—	575	3	573	2
Non-compete agreements	41,659	—	41,659	1 to 6	24,658	17,001
License agreement	1,249	—	1,249	2	1,249	—

Total	243,441	26,803	216,638		100,834	115,804

Amortization expense for intangible assets for the years ended December 31, 2010, 2009 and 2008 of RMB21,803 (USD3,304), RMB28,521 and RMB28,719 was included in selling, general and administrative expenses, respectively. Estimated amortization expense for the next five years is: RMB19,924 in 2011, RMB16,673 in 2012, RMB14,915 in 2013, RMB13,670 in 2014 and RMB12,529 in 2015.

9.	PLEDGED BANK DEPOSITS, BANK BORROWINGS AND BANKING FACILITIES

The Group entered into several banking facilities with Standard Chartered Bank (Hong Kong) Limited (“SCB”), BOC, Guangdong Development Bank Holdings Company Limited (“GDB”) and China Merchants Bank Company Limited (“CMB”). As of December 31, 2010 and 2009, the aggregate credit limit of these facilities amounted to RMB886,233 (USD134,278) and RMB378,991, respectively. These facilities include letters of guarantee, bank loans and irrevocable letters of credit. The banking facility with BOC also included an accounts receivable factoring agreement as disclosed in note 3. The credit limit and the respective secured deposits for the accounts receivable factoring agreement shares the same credit limit with the banking facility with BOC.

The Group’s banking facilities contain various covenants, including the Group’s consolidated net borrowing ratio not exceeding 0.25 times and the Company maintaining a tangible net worth of not less than RMB1,000,000 (USD151,515). Other conditions include the Company’s Chief Executive Officer remaining as the single largest beneficial owner of the Company and Chairman of the Board of Directors and actively involving in the management of the Group, the Company remaining as listed in NASDAQ and retaining at least 50% equity interest in its subsidiaries as borrowers. As of December 31, 2010, the Group was in compliance with all covenants.

As of December 31, 2010 and 2009, the total outstanding bank borrowings amounted to RMB505,888 (USD76,650) and RMB119,402, respectively. The weighted average interest rate on outstanding bank borrowings as of December 31, 2010 was 2.1% (2009: 2.0%). The aggregate amount of funds secured as pledged deposits with the respective banks at December 31, 2010 and 2009 amounted to RMB332,050 (USD50,311) and RMB116,040, respectively.

As of December 31, 2010 and 2009, the aggregate amount of unutilized banking facilities (including the unutilized facility amount under the accounts receivable factoring agreement with BOC) amounted to RMB192,303 (USD29,137) and RMB259,589, respectively.

10.	INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

USA

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2008, 2009 and 2010.

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and the British Virgin Islands, the Company’s subsidiaries that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to tax on income or capital gains. In addition, upon payments of dividends by these companies, no Cayman Islands or British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiaries that are incorporated in Hong Kong are subject to Hong Kong Profits Tax. The applicable profits tax rate is 16.5% for 2008, 2009 and 2010. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

On March 16, 2007, the National People’s Congress passed the Corporate Income Tax law (the “CIT law”) which revised the PRC statutory income tax rate to 25%. The CIT law was effective on January 1, 2008. Accordingly, the Company’s PRC subsidiaries are subject to income tax at 25% effective from January 1, 2008 unless otherwise specified.

Prior to January 1, 2008, Shenzhen Comtech, Comtech Communication, Comtech Software, Comloca, Epcot, Huameng PRC and Viewtran PRC (collectively the “Shenzhen Subsidiaries”), being entities located in the Shenzhen Special Economic Zone, were entitled to the preferential tax rate of 15%. In addition, the Shenzhen Subsidiaries, being production oriented foreign investment enterprises, were each entitled to a tax holiday of two-year tax exemption followed by three-year 50% tax reduction starting from the first profit making year from the PRC tax perspective (“2+3 tax holiday”) under the then effective tax regulations.

The CIT law and its relevant regulations provide a five-year transition period from January 1, 2008 for those companies which were established before March 16, 2007 and were entitled to preferential lower tax rates under the then effective tax regulations, as well as grandfathering certain tax holidays. The transitional tax rates are 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

Accordingly, the Shenzhen Subsidiaries are entitled to enjoy the transitional rates and continue their tax holidays until they expire. For Comloca and Huameng PRC, they had not commenced their respective tax holidays as of December 31, 2007 and CIT law and its relevant regulations require their tax holidays to begin on January 1, 2008.

Based on the above, the Shenzhen Subsidiaries are subject to the following tax rates:

•	Shenzhen Comtech and Comtech Communication are subject to income tax at 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•	Comtech Software is subject to income tax at 9%, 10%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

•	Comloca and Huameng PRC were tax exempt for 2008 and 2009. They are subject to income tax at 11%, 12%, 12.5% and 25% for 2010, 2011, 2012 and 2013 onwards, respectively.

•	Viewtran PRC and Epcot were tax exempt for 2008 and are subject to income tax at 10%, 11%, 12% and 25% for 2009, 2010, 2011 and 2012 onwards, respectively.

•

Mega Sky SZ and Mega Smart SZ, being software and integrated circuit design enterprises, are each granted a 2+3 tax holiday during 2010. As a result, they are tax exempt for 2010 and 2011, and are subject to income tax at 12.5% from 2012 to 2014 and at 25% from 2015 onwards.

(a)	Income before Income Taxes and Provision for Income Taxes

The Group’s earnings/(loss) before income taxes and noncontrolling interest consists of the following:

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
PRC, excluding Hong Kong	22,033	145,418	126,278	138,876
Non-PRC	(3,109)	(20,514)	(40,639)	(39,499)

	18,924	124,904	85,639	99,377

The provision for income taxes consists of the following:

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Current tax
PRC, excluding Hong Kong	2,024	13,361	9,020	6,570
Hong Kong	579	3,819	4,687	6,486
Deferred tax
PRC, excluding Hong Kong	—	—	(172)	(984)
Hong Kong	(808)	(5,331)	(4,328)	(9,857)

Income tax expense	1,795	11,849	9,207	2,215

Reconciliation between income tax expense and the amount that result by applying the PRC statutory tax rate to earnings before income taxes and extraordinary item is as follows:

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Earnings before income taxes and extraordinary item	18,924	124,904	85,639	99,377

PRC statutory tax rate		25%	25%	25%
Computed “expected” income tax expense	4,731	31,226	21,409	24,844
Effect of PRC preferential income tax rate	(322)	(2,123)	(6,227)	(10,641)
Effect of tax holiday	(4,017)	(26,511)	(29,501)	(28,214)
Tax rate differential for non-PRC entities	(91)	(599)	19	2,921
Non-PRC entities not subject to income tax	10	68	58	(727)
Changes in enacted tax rates/laws	—	—	—	(1,395)
Change in valuation allowance	907	5,982	3,826	(5,119)
Non-taxable items:
Interest income	(2)	(12)	(416)	(1,939)
Foreign exchange gain	(17)	(112)	(2,418)	—
Adjustment of consideration payable, net of disposal / impairment of respective intangible assets for Long Rise (note 7(d))	(1,354)	(8,939)	—	—
Non-deductible items:
Impairment loss of goodwill	536	3,535	—	1,066
In-process research and development	—	—	—	725
Provision for inventory write-down	320	2,112	646	142

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Allowance for doubtful accounts	—	—	5,311	1,130
Foreign exchange loss	—	—	—	3,530
Share-based compensation	1,082	7,144	11,809	7,330
Other non-deductible items	10	63	25	930
Deemed income for income tax purposes	2	15	4,666	7,632

Income tax expense	1,795	11,849	9,207	2,215

The PRC tax rate has been used because the majority of the Company’s pre-tax and taxable incomes arise in the PRC. The effects of the tax holiday are RMB26,511 (USD4,017), RMB29,501 and RMB28,214 for the years ended December 31, 2010, 2009, and 2008, respectively (equivalent to basic earnings per share amount of RMB0.71 (USD0.11), RMB0.81 and RMB0.73 and a diluted earnings per share amount of RMB0.69 (USD0.11), RMB0.78 and RMB0.71 for the years ended December 31, 2010, 2009 and 2008, respectively).

(b)	Deferred Tax Assets and Liabilities

The tax effects of the Group’s temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2010	2010	2009
	USD	RMB	RMB
Deferred tax assets:
Tax loss carryforwards	1,731	11,424	5,778
Valuation allowance	(1,731)	(11,424)	(5,778)

Net deferred tax asset	—	—	—

Deferred tax liabilities:
Intangible assets	(2,086)	(13,777)	(19,108)

Net deferred tax liability	(2,086)	(13,777)	(19,108)

Classification on consolidated balance sheets:

Deferred tax liabilities:
- Non-current	(2,086)	(13,777)	(19,108)

The increase (decrease) in valuation allowance during the years ended December 31, 2010, 2009 and 2008 were RMB5,646 (USD855), RMB4,320 and RMB(5,077), respectively.

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

As of December 31, 2010, for United States federal income tax purposes, the Company had net tax loss carryforwards of approximately USD11,991 which would expire at various dates through 2030. Included in these US tax losses were net tax loss carryforwards of approximately USD9,717 that were subject to significant limitations due to prior ownership change, as defined under Section 382 of the Internal Revenue Code. Based on management’s best estimate, these US tax loss carryforwards are not expected to be utilizable due to this prior ownership change and thus, deferred tax assets recognized in respect of tax loss carryforwards as of December 31, 2010 and 2009 were the net tax loss carryforwards that were not subject to such limitations. However, management determines it is more likely than not that the recognized net tax loss carryforwards will not be realized, and therefore, full valuation allowances have been provided as of December 31, 2010 and 2009.

As of December 31, 2010, the Company’s PRC and Hong Kong subsidiaries had tax loss carryforwards of approximately RMB20,281 (USD3,073) and RMB7,583 (USD1,149), respectively. The tax losses for the PRC subsidiaries amounting to RMB4,717, RMB7,974 and RMB7,590 will expire in 2013, 2014 and 2015 respectively, and the tax loss for the Hong Kong subsidiary does not expire under the current Hong Kong tax legislation. However, management determines it is more likely than not that the tax loss carryforwards will not be realized, and therefore, full valuation allowances have been provided as of December 31, 2010.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Company’s distributions from its overseas subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Company’s policy of reinvesting permanently its earnings in its overseas business, the Company has not provided for deferred income tax liabilities of RMB320,987 (USD48,634) and RMB239,387 (which does not include any potential qualified foreign tax credits or potential PRC dividend withholding taxes), for U.S. federal income tax purposes on its overseas subsidiaries’ undistributed earnings of RMB944,078 (USD143,042) and RMB704,079 as of December 31, 2010 and 2009, respectively.

The Company revised its deferred tax asset relating to tax loss carryforwards and the related valuation allowance as of December 31, 2009, to correct an immaterial error, reducing both the deferred tax asset and the valuation allowance by RMB13,106 (USD1,986). This revision had no impact on any line items within the consolidated balance sheets as of December 31, 2010 and 2009, nor the related consolidated statements of income and comprehensive income, consolidated statements of changes in equity, or cash flows for each of the years in the three-year period ended December 31, 2010.

(c)	Accounting for uncertainty in Income Taxes

As of January 1, 2008 and for each of the years ended December 31, 2008, 2009 and 2010, the Group did not have unrecognized tax benefits, and it does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. Accordingly, no interest or penalties related to unrecognized tax benefits were accrued.

The Company and its subsidiaries file income tax returns in the United States, PRC and Hong Kong. The Company could be subject to U.S. federal income tax examination by tax authorities for years beginning in 2007. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100 (USD15). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC state and local tax authorities for the tax years beginning in 2005. The tax returns for the Company’s Hong Kong subsidiaries are currently open to examination by the Hong Kong tax authorities for the tax years beginning in 2004.

11.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	2010	2010	2009
	USD	RMB	RMB
Legal and professional fees	416	2,749	4,305
Accrued staff related costs	1,175	7,750	7,967
Payables for acquisitions (Note a)	—	—	121,453
Other accruals	770	5,082	4,283

	2,361	15,581	138,008

Note a	The balance at December 31, 2009 represented amounts payable in relation to the Group’s acquisitions of Comtech Broadband, Long Rise and Mega Smart amounting to RMB10,341, RMB56,989 and RMB54,123 respectively. The amounts payable in relation to the Group’s acquisitions of Comtech Broadband and Mega Smart were fully settled in 2010 and the outstanding amount payable in relation to Long Rise was adjusted and fully settled in 2010 (note 7(d)). Amounts payable in relation to the acquisitions were non-interest bearing.

12.	SHARE-BASED COMPENSATION

(a)	Options and stock warrants assumed under the Share Exchange Agreement

Under the Company’s 1995 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the Company issued options to non-employee director of Trident Rowan Group Inc. (“Trident”) to purchase 115,000 shares of the Company’s common stock. As of January 1, 2008, 100,000 options remained outstanding and were all exercised in 2009 before their expiry date of July 1, 2009. The options granted under the Directors’ Plan had a weighted average exercise price per option of USD3.00.

The Company granted fully exercisable stock warrants to non-employee director of Trident to purchase up to 925,417 shares of its common stock. As of July 1, 2008, 19,999 stock warrants with a weighted average exercise price per stock warrant of USD2.76 each remained outstanding and expired on July 1, 2009.

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

Stock options

A summary of stock options activity is as follows:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		USD	Years	USD
Balance as of January 1, 2008	1,192,269	4.09
Exercised	—	—

Balance as of December 31, 2008	1,192,269	4.09
Exercised	—	—

Balance as of December 31, 2009	1,192,269	4.09
Exercised	(7,500)	5.53

Balance as of December 31, 2010	1,184,769	4.08	4.01	5,654

The intrinsic value of options exercised during the year ended December 31, 2010 was USD12.

Non-vested equity share unit

A summary of non-vested equity share unit activity is as follows:

	Shares	Weighted average grant-date fair value
		USD
Balance as of January 1, 2008	2,964	9.14
Vested	(2,500)	9.14

Balance as of December 31, 2008	464	9.14
Vested	(464)	9.14

Balance as of December 31, 2009 and 2010	—	—

The total fair value of equity share units vested during the years ended December 31, 2009 and 2008 was USD4 and USD23, respectively. The equity share units were fully vested and exercised as of December 31, 2009.

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

Non-vested equity share unit

A summary of non-vested equity share units issued under the 2006 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008	127,484	15.94
Granted on January 28, 2008 (note i)	962,700	9.67
Granted on March 27, 2008 (note i)	80,000	10.85
Granted on August 4, 2008 (note ii)	280,000	4.52
Granted on October 31, 2008 (note iii)	29,412	5.44
Granted on November 21, 2008 (note ii)	80,125	2.70
Granted on November 21, 2008 (note iii)	1,400,000	2.70
Vested	(678,284)	7.28

Balance as of December 31, 2008	2,281,437	5.56
Granted on January 14, 2009 (note iv)	500,000	5.50
Vested	(1,472,273)	5.42

Balance as of December 31, 2009	1,309,164	5.70
Granted on January 29, 2010 (note i)	932,763	6.36
Vested	(1,455,462)	5.56

Balance as of December 31, 2010	786,465	6.74

Note i	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

Note ii	The stock awards were fully vested on the date of grant.

Note iii	The stock awards vest in equal quarterly installments over a period of two years from the date of grant.

Note iv	The stock awards vest in equal quarterly installments over a period of one year from the date of grant.

The total fair value of the above equity share units vested during the years ended December 31, 2010, 2009, and 2008 were USD8,094, USD7,986 and USD4,936, respectively. As of December 31, 2010, 2009 and 2008, the aggregate fair value of all non-vested equity share units were USD5,297, USD7,459 and USD12,695, respectively, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 24 months (2009: 12 months).

Performance shares

A summary of performance shares activity is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2008 (note i, ii)	270,000	16.03
Granted on March 27, 2008 (note i)	160,000	10.85
Vested	(5,000)	16.03

Balance as of December 31, 2008	425,000	14.08
Vested	(5,000)	16.03

Balance as of December 31, 2009	420,000	14.06
Vested	(5,000)	16.03
Expired	(415,000)	14.03

Balance as of December 31, 2010	—	—

Note i	The performance shares of 415,000 shares vest in equal annual installments over three years from January 1, 2008 to December 31, 2010 and were subject to the Group meeting certain earning measures in 2008, 2009 and 2010. Management assessed that the earning measures for these performance shares were improbable of achievement for 2008, 2009 and 2010. The vesting period for these performance shares ended on December 31, 2010 and all unvested performance shares amounted to 415,000 shares were expired pursuant to the 2006 Incentive plan.

Note ii	The performance shares of 15,000 shares vest in equal annual installments over three years from January 1, 2008 to December 31, 2010 and were subject to the Group meeting performance measures in 2008, 2009 and 2010. The performance measures for these performance shares have been achieved in 2008, 2009 and 2010. As of December 31, 2010, performance shares amounted to 15,000 shares vested pursuant to the 2006 Incentive Plan.

The grant-date fair value of performance shares vested was USD80 for each of the years ended December 31, 2010, 2009 and 2008. As of December 31, 2009 and 2008, the aggregate fair value of all non-vested performance share units were USD5,904 and USD5,984, respectively.

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

Non-vested equity share unit

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:

	Shares	Weighted average Grant-date fair value
		USD
Balance as of January 1, 2010	—	—
Granted on January 29, 2010 (note i)	1,167,237	6.36
Granted on September 23, 2010 (note i)	750,000	6.04
Granted on October 31, 2010 (note ii)	53,025	7.61
Vested	(354,310)	6.30

Balance as of December 31, 2010	1,615,952	6.26

Note i	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

Note ii	The stock awards vest in equal quarterly installments over a period of two years from the date of grant.

The total fair value of the above equity share units vested during the year ended December 31, 2010 was USD2,233. As of December 31, 2010, the aggregate fair value of all non-vested equity share units were USD10,124, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 28 months.

(e)	Share-based compensation of Comtech Broadband

On December 31, 2010, the Group entered into an agreement to award 6,000,000 shares of Comtech Broadband’s common stock (“Equity Shares”) to an employee of Comtech Broadband (the “Comtech Broadband Stock Grant”). The purpose of the Comtech Broadband Stock Grant is to provide additional incentive to the employee. The Comtech Broadband Stock Grant was immediately vested upon grant.

The fair value of the above equity shares vested during the year ended December 31, 2010 was USD4,800. The Group performed a contemporaneous valuation of the equity by an unrelated valuation specialist using the income approach. The fair value is based on a discounted future cash flow that uses the Group’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. Since Comtech Broadband is a private company, the Group applied a 20% marketability discount in carrying out the valuation. These estimates are consistent with the plans and estimates that the Group use to manage the business. Determining the fair value of the above Equity Shares requires making complex and subjective judgments and there is inherent uncertainty in making these estimates.

13.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Numerator for basic and diluted earnings per share:
Income before extraordinary item	17,026	112,375	73,487	95,907
Extraordinary item	—	—	6,737	—

Net income attributable to Cogo Group, Inc.	17,026	112,375	80,224	95,907
Denominator:
Basic weighted average shares		37,275,427	36,541,037	38,488,861
Effect of dilutive non-vested equity share units, performance shares, options and warrants		913,387	1,132,314	1,097,060

Diluted weighted average shares		38,188,814	37,673,351	39,585,921

Income before extraordinary item	0.46	3.01	2.01	2.49
Extraordinary item	—	—	0.19	—

Basic earnings per share	0.46	3.01	2.20	2.49

Income before extraordinary item	0.45	2.94	1.95	2.42
Extraordinary item	—	—	0.18	—

Diluted earnings per share	0.45	2.94	2.13	2.42

Non-vested equity share units, performance shares, and options and warrants amounting to 234 thousand, 661 thousand and 942 thousand, at December 31, 2010, 2009 and 2008, respectively are excluded from the Company’s dilutive computation as their effect would be anti-dilutive.

14.	OPERATING SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company determined it has two operating segments: Product Sales and Service Revenue.

The Product Sales segment primarily consists of the sale of components for digital media (such as network protection devices and data storage), telecommunication system equipment and industrial applications end-markets. The Service Revenue segment primarily consists of the provision of technology and engineering services, business process outsourcing, network system integration and related training and maintenance services. Segment revenue from external customers eliminates only intra-segment revenue. Unallocated expenses include items such as corporate staff costs and overheads. Unallocated assets mainly include cash for corporate use.

Substantially all of the Group’s operations are in the PRC. Consequentially, no geographic information is presented.

The following is the segment information for the year ended December 31, 2010:

	Product Sales RMB	Service Revenue RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external customers	2,554,991	34,527	—	2,589,518
Inter-segment revenue	—	18,780	—	18,780

	2,554,991	53,307	—	2,608,298

Income from operations	196,986	6,437	(83,805)	119,618
Interest expense	(9,407)	—	—	(9,407)
Interest income	14,597	66	30	14,693

Earnings before income taxes and extraordinary item	202,176	6,503	(83,775)	124,904

Significant non-cash items:
– Depreciation and amortization	27,275	672	—	27,947
– Provision for inventory write-down	9,600	—	—	9,600
– Provision for doubtful accounts	2	—	—	2
– Income tax expense	9,770	2,079	—	11,849
– Share-based compensation cost	31,680	—	69,250	100,930
– Impairment loss of goodwill and intangible assets (Note 7(d) and 8)	21,422	—	—	21,422
– Net gain on settlement relating to the acquisition of Long Rise before goodwill impairment (Note 7(d))	(43,676)	—	—	(43,676)

Segment assets	2,298,459	21,995	1,563	2,322,017

Total expenditures for additions to long-lived assets
– Property and equipment	6,356	539	—	6,895

The following is the segment information for the year ended December 31, 2009:

	Product Sales RMB	Service Revenue RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external customers	2,066,815	29,401	—	2,096,216
Inter-segment revenue	513	5,978	—	6,491

	2,067,328	35,379	—	2,102,707

Income from operations	145,881	531	(73,300)	73,112
Interest expense	(1,963)	—	—	(1,963)
Interest income	14,482	8	—	14,490

Earnings before income taxes and extraordinary item	158,400	539	(73,300)	85,639

Significant non-cash items:
– Depreciation and amortization	31,347	3,000	—	34,347
– Provision for inventory write-down	3,588	2,777	—	6,365
– Provision for doubtful accounts	35,992	—	—	35,992
– Income tax expense	6,846	2,361	—	9,207
– Share-based compensation cost	—	—	59,045	59,045
– Extraordinary item (Note 7(e))	6,737	—	—	6,737

Segment assets	1,851,356	66,444	3,727	1,921,527

Total expenditures for additions to long-lived assets
– Property and equipment	2,094	335	—	2,429
– Intangible assets (Note 7)	50,526	—	—	50,526
– Goodwill (Note 7)	80,226	—	—	80,226

The following is the segment information for the year ended December 31, 2008:

	Product Sales RMB	Service Revenue RMB	Unallocated RMB	Total RMB
Net revenue
Segment revenue from external customers	1,931,845	27,695	—	1,959,540
Inter-segment revenue	8,368	63,216	—	71,584

	1,940,213	90,911	—	2,031,124

Income from operations	124,265	(1,740)	(49,987)	72,538
Interest expense	(1,056)	—	—	(1,056)
Interest income	25,426	2,390	79	27,895

Earnings before income taxes and extraordinary item	148,635	650	(49,908)	99,377

Significant non-cash items:
– Depreciation and amortization	31,164	6,320	—	37,484
– In-process research and development	4,390	—	—	4,390
– Impairment loss of goodwill and intangible assets (Note 8)	33,759	—	—	33,759
– Provision for inventory write-down	511	689	—	1,200
– Provision for doubtful accounts	6,847	—	—	6,847
– Income tax expense	2,054	161	—	2,215
– Share-based compensation cost	—	—	40,722	40,722

Segment assets	1,607,409	75,846	3,555	1,686,810

Total expenditures for additions to long-lived assets
– Property and equipment	6,257	1,294	—	7,551
– Intangible assets (Note 7)	30,157	—	—	30,157
– Goodwill (Note 7)	21,422	—	—	21,422

Revenues from external customers by product category are summarized as follows:

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Net revenue
Product Sales
Digital media	223,369	1,474,238	1,267,124	1,279,683
Telecommunications equipment	95,478	630,149	523,940	563,461
Industrial Business	68,273	450,604	275,751	88,701

	387,120	2,554,991	2,066,815	1,931,845
Service Revenue	5,231	34,527	29,401	27,695

Total net revenue	392,351	2,589,518	2,096,216	1,959,540

15.	STATUTORY RESERVES

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

For statutory surplus reserve, 10% of the net profit, as determined in accordance with PRC GAAP, of the relevant PRC subsidiaries is transferred to the statutory surplus reserve until the reserve balance reaches 50% of the registered capital of the relevant PRC companies. The transfer to this reserve must be made before distribution of dividends to shareholders can be made. The statutory surplus reserve can be used to make good previous years’ losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholders or by increasing the par value of the shares currently held by the shareholders, provided that the balance after such issue is not less than 25% of the registered capital.

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

The accumulated balance of these statutory reserves maintained at the Company’s PRC subsidiaries as of December 31, 2010 and 2009 were RMB51,542 (USD7,809) and RMB42,294, respectively.

16.	COMMITMENTS AND CONTINGENCIES

(a)	The Group leases its office facilities under non-cancellable operating leases. The leases have remaining terms up to twenty-nine months. Rental expense was RMB10,491 (USD1,590), RMB9,682 and RMB9,496 for the years ended December 31, 2010, 2009, and 2008, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2010 were as follows:

	USD	RMB
Year ending December 31,
2011	1,454	9,599
2012	1,110	7,328
2013	401	2,645

Total	2,965	19,572

(b)	As of December 31, 2010, the Group has outstanding purchase orders for components from suppliers in the amount of approximately RMB1,214,381 (USD183,997). The Group does not have any minimum purchase obligations with these suppliers. Other than as disclosed above, the Group had no other contractual obligations, off-balance sheet guarantees or arrangements as of December 31, 2010.

(c)	As of December 31, 2010, outstanding accounts receivable factored with banks for which the Group has retained a recourse obligation amounting to RMB188,042 (USD28,491).

(d)	As of December 31, 2010, outstanding bills discounted with banks for which the Group has retained a recourse obligation amounting to RMB2,158 (USD327).

17.	CONCENTRATION OF RISK

Revenue concentration

A substantial percentage of the Group’s sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2010	2009	2008
Customer A	26%	22%	12%
Customer B	*	10%	10%

The total amount of revenues from each customer accounting for 10% or more of total net revenue is as follow:

	2010	2010	2009	2008
	USD	RMB	RMB	RMB
Customer A	161,362	672,641	458,266	227,736
Customer B	*	*	218,399	198,829

All of the Group’s customers with sales over 10% are within the Product Sales segment.

Details of the accounts receivable from the two customers with the largest receivable balances at December 31, 2010 and 2009 are as follows:

	% of accounts receivable
	2010	2009
Customer A	15%	40%
Customer B	*	13%

	15%	53%

*	Accounted for less than 10% of total net revenue in the respective year.

Dependence on suppliers

The Group typically rely on a limited number of key suppliers, and many customized module design solutions that are developed by the Group are designed around technology components provided by these suppliers. The Group typically does not have long-term supply agreements or other forms of exclusive arrangements with these suppliers. If the Group loses a key supplier or a supplier reduces the quantity of products it sells to the Group, it does not maintain a sufficient inventory level of products required or is otherwise unable to meet the demand for its components, the Group may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. If suitable replacement components are unavailable, the Group may be forced to redevelop certain of its solutions, which ultimately may not be accepted by the customers.

A substantial percentage of the Group’s purchases are made from the following suppliers. Details of the major suppliers are as follows:

	2010	2009	2008
Supplier A	37.7%	36.3%	31.7%
Supplier B	9.3%	10.1%	7.5%
Supplier C	8.2%	9.7%	4.4%
Supplier D	7.1%	9.4%	1.4%

18.	EMPLOYEE BENEFIT PLANS

Certain employees of the Group in the PRC are entitled to retirement benefits based on their salaries and length of service upon retirement in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan at 6.5% to 9% of the monthly basic salaries of certain employees. The contribution expense for the years ended December 31, 2010, 2009 and 2008 was RMB7,770 (USD1,177), RMB5,354 and RMB5,726, respectively.

The Group operates a Mandatory Provident Fund Scheme (“the MPF scheme”) under the Hong Kong Mandatory Provident Fund Schemes Ordinance for employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The assets of the MPF scheme are held by independent trustees and are separated from those of the Group’s assets. Under the MPF scheme, the employer and its employees are each required to make contributions to the plan at 5% of the employees’ relevant income, subject to a cap of monthly relevant income of HKD20. Contributions to the plan by the employee vest immediately. The contributions paid by the Group for the years ended December 31, 2010, 2009 and 2008 were RMB321 (USD49), RMB285 and RMB189, respectively.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of pledged bank deposits, accounts receivable, accounts payable, bank borrowings, and accrued expenses and other liabilities approximated the respective carrying amounts because of the short maturity of these instruments. The Group adopted ASC 820-10, Fair Value Measurements and Disclosures for the nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis.

ASC 820 clarifies that fair value is an exit price, defined as a market-based measurement that represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are based on one or more of the following three valuation techniques noted in ASC 820:

Market

This approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income

This approach uses valuation techniques to convert future amounts to a single present value amount based on current market expectations.

Cost

This approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost).

ASC 820 prioritizes the inputs and assumptions used in the valuation techniques described above into a three-tier fair value hierarchy as follows:

Level 1

Observable inputs, such as quoted market prices in active markets for the identical asset or liability that are accessible at the measurement date.

Level 2

Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3

Unobservable inputs that reflect the entity’s own assumptions about the exit price of the asset or liability. Unobservable inputs may be used if there is little or no market data for the asset or liability at the measurement date.

In calculating goodwill impairment for Long Rise (note 7(d)), the Company adopted the income approach. The Company’s goodwill of Long Rise as measured and disclosed as a level 3 input at fair value on a nonrecurring basis was nil as of December 31, 2010.

The Company also applied the income approach with level 3 inputs in measuring and disclosing the fair value of the share-based compensation of Comtech Broadband (note 12(e)).

20.	FOREIGN CURRENCY RISK

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

21.	INTEREST RATE RISK

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments as of December 31, 2010 and 2009 and believes its exposure to interest rate risk is not material.