Form 10-Q
period 2011-03-31
Cogo Group, Inc.
filed 2011-05-10
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

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

On May 9, 2011 the Registrant had 41,306,657 shares of Common Stock issued and 35,973,892 shares of Common Stock issued and outstanding.

Cogo Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010

	March 31, 2011		December 31, 2010
	USD’000	RMB’000	RMB’000
Assets
Current assets:
Cash	101,113	662,121	699,650
Pledged bank deposits	55,551	363,758	332,050
Accounts receivable, net	100,680	659,285	681,911
Bills receivable	5,464	35,778	31,001
Inventories	49,619	324,921	250,573
Income taxes receivable	173	1,135	2,478
Prepaid expenses and other receivables	6,734	44,095	49,338

Total current assets	319,334	2,091,093	2,047,001
Property and equipment, net	2,381	15,591	14,613
Goodwill and intangible assets, less accumulated amortization, RMB128,908 thousand (USD19,686 thousand) in 2011 and RMB122,637 thousand in 2010	63,490	415,750	258,935
Other assets	353	2,314	1,468

Total Assets	385,558	2,524,748	2,322,017

Liabilities and equity
Current liabilities:
Accounts payable	20,815	136,306	63,283
Bank borrowings	71,643	469,137	505,888
Income taxes payable	2,784	18,231	16,153
Accrued expenses and other liabilities	17,552	114,936	15,581

Total current liabilities	112,794	738,610	600,905
Deferred tax liabilities	4,804	31,456	13,777

Total liabilities	117,598	770,066	614,682
Equity
Common stock:
Par value: USD0.01 Authorized: 200,000,000 shares Issued: 41,306,657 shares in 2011 and 41,181,529 shares in 2010 Outstanding: 35,973,892 shares in 2011 and 35,848,764 shares in 2010	510	3,340	3,332
Additional paid in capital	203,827	1,334,717	1,315,806
Retained earnings	113,601	743,895	716,839
Accumulated other comprehensive loss	(18,097)	(118,501)	(117,479)

	299,841	1,963,451	1,918,498
Less: cost of common stock in treasury, 5,332,765 shares in 2011 and 2010	(34,588)	(226,495)	(226,495)

Total Cogo Group, Inc. equity	265,253	1,736,956	1,692,003
Noncontrolling interest	2,707	17,726	15,332

Total equity	267,960	1,754,682	1,707,335

Total liabilities and equity	385,558	2,524,748	2,322,017

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
for the three months ended March 31, 2011 and 2010

	Three Months ended March 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	104,418	683,762	546,846
Service revenue	-	-	5,953

	104,418	683,762	552,799
Cost of sales
Cost of goods sold	(89,584)	(586,624)	(469,948)
Cost of services	-	-	(4,773)

	(89,584)	(586,624)	(474,721)

Gross profit	14,834	97,138	78,078
Selling, general and administrative expenses	(6,464)	(42,331)	(37,560)
Research and development expenses	(3,321)	(21,745)	(16,031)
Other operating income (loss), net	(2)	(10)	27

Income from operations	5,047	33,052	24,514
Interest expense	(474)	(3,103)	(1,115)
Interest income	478	3,130	3,294

Earnings before income taxes	5,051	33,079	26,693
Income tax expense	(546)	(3,573)	(2,659)

Net income	4,505	29,506	24,034
Less: net income attributable to noncontrolling interest	(373)	(2,450)	(273)

Net income attributable to Cogo Group, Inc.	4,132	27,056	23,761

	USD	RMB	RMB
Earnings per share
Basic	0.11	0.71	0.64
Diluted	0.11	0.69	0.62

Weighted average number of common shares outstanding
Basic		37,994,774	37,144,442
Diluted		39,174,483	38,168,035

	Three Months ended March 31,
	2011	2011	2010
Comprehensive income:	USD’000	RMB’000	RMB’000
Net income	4,505	29,506	24,034
Other comprehensive income, net of tax
Foreign currency translation adjustments	(164)	(1,078)	139
Comprehensive income
Less: comprehensive income attributable to noncontrolling interest	(366)	(2,394)	(218)

Comprehensive income attributable to Cogo Group, Inc.	3,975	26,034	23,955

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2011 and 2010

	Three Months ended March 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	4,505	29,506	24,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	231	1,515	1,501
Amortization of intangible assets	958	6,271	5,451
Deferred income taxes	(158)	(1,035)	(899)
Loss on disposal of property and equipment	-	-	37
Write-back of provision for doubtful accounts	(62)	(400)	—
Share-based compensation	2,889	18,919	16,056
Change in current assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	3,173	20,774	653
Bill receivables	(730)	(4,777)	721
Inventories	(11,541)	(75,575)	(29,320)
Prepaid expenses and other receivables	791	5,180	(19)
Accounts payable	11,228	73,525	(6,947)
Income taxes receivable	203	1,329	(19)
Income taxes payable	320	2,095	592
Accrued expenses and other liabilities	(1,427)	(9,346)	(6,607)

Net cash provided by operating activities	10,380	67,981	5,234
Cash flows from investing activities:
Increase in pledged bank deposits	(5,023)	(32,892)	-
Payment for acquisitions of subsidiaries	(5,500)	(36,016)	(26,325)
Purchases of property and equipment	(384)	(2,516)	(1,651)

Net cash used in investing activities	(10,907)	(71,424)	(27,976)

Cash flows from financing activities:
Purchase of treasury stock	-	-	(17,593)
Proceeds from bank borrowings	-	-	166,319
Repayment of bank borrowings	(5,030)	(32,939)	-

Net cash provided by (used in) financing activities	(5,030)	(32,939)	148,726

Effect of exchange rate changes on cash	(175)	(1,147)	177

Net increase (decrease) in cash	(5,732)	(37,529)	126,161
Cash at beginning of the period	106,845	699,650	667,320

Cash at end of the period	101,113	662,121	793,481

Supplementary cash flow information:
Interest paid	474	3,103	1,115
Income tax paid	181	1,184	2,983

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity
 for the three months ended March 31, 2011

	Cogo Group, Inc. Stockholders
	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
	No. of Shares outstanding	RMB’000	capital RMB’000	earnings RMB’000	loss RMB’000	stock RMB’000	interest RMB’000	Total equity RMB’000
Balance as of January 1, 2011	35,848,764	3,332	1,315,806	716,839	(117,479)	(226,495)	15,332	1,707,335
Net income	-	-	-	27,056	-	-	2,450	29,506
Foreign currency translation adjustments	-	-	-	-	(1,022)	-	(56)	(1,078)
Issuance of common stock pursuant to share-based compensation plan	125,128	8	(8)	-	-	-	-	-
Share-based compensation	-	-	18,919	-	-	-	-	18,919

Balance as of March 31, 2011	35,973,892	3,340	1,334,717	743,895	(118,501)	(226,495)	17,726	1,754,682

Balance as of March 31, 2011 (in USD’000)		510	203,827	113,601	(18,097)	(34,588)	2,707	267,960

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

The Group has experienced, and expects to continue to experience, seasonal fluctuations in net revenue, which have historically been lowest in the first quarter of the year due to the Chinese New Year holiday season period and are typically highest in the fourth quarter of the year due to the desire by original equipment manufacturers (“OEMs”) and other customers to spend the remaining allocated annual budgets. Consequently, the Group’s financial position, operating results, cash flows and trends in these unaudited condensed consolidated financial statements are not necessarily indicative of future results that may be expected for any other interim period or for the full year.

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

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For the convenience of the reader, the March 31, 2011 RMB amounts, included in the accompanying unaudited condensed consolidated financial statements have been translated into United States dollars (“USD”) at the rate of USD1.0000 = RMB6.5483. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any particular rate or at all.

Note 2 – Summary Of Significant Accounting Policies

The Company has evaluated that the recently issued accounting pronouncements have no significant impacts to the unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note 3 – Accounts Receivable, Net

	March 31,		December 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Accounts receivable	111,811	732,177	755,203
Less: allowance for doubtful accounts	(11,131)	(72,892)	(73,292)

Accounts receivable, net	100,680	659,285	681,911

An analysis of the allowance for doubtful accounts is as follows:

	Three Months ended March 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Balance as of January 1, 2011	11,193	73,292	73,306
Write-back of allowance for doubtful accounts	(62)	(400)	—

Balance as of March 31, 2011	11,131	72,892	73,306

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

The Group records the transfers of accounts receivable pursuant to the factoring agreement as sales when it is considered to have surrendered control of such receivables under the provisions of ASC 860, Transfers and Servicing. For the three months ended March 31, 2011, the Group received proceeds from the sale of accounts receivable amounting to RMB62,209 thousand (USD9,500 thousand). There was no sale of accounts receivable for the three months ended March 31, 2010. In addition, the Group recorded interest expense amounting to RMB249 thousand (USD38 thousand) in respect of the factored accounts receivable for the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, the Group has derecognized factored accounts receivable amounting to RMB211,677 thousand (USD32,325 thousand) and RMB188,042 thousand, respectively in accordance with ASC 860. As of March 31, 2011 and December 31, 2010, the Group has not accrued a recourse liability since the estimated fair value of the recourse obligation was immaterial.

Note 4 – Bills Receivable

In certain circumstances, the Group has arranged to transfer with recourse certain of its bills receivable to banks. For the three months ended March 31, 2011 and 2010, the Group received proceeds, net of discount, from the sale of bills receivable amounting to RMB6,252 thousand (USD955 thousand), and RMB18,733 thousand, respectively. In addition, the Group recorded discounts amounting to RMB103 thousand (USD16 thousand), and RMB145 thousand in respect of the bills receivable sold for the three months ended March 31, 2011 and 2010, respectively. The annualized discount rate is 6.4% of the balance transferred, which is recorded as “interest expense”.

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of ASC 860. As of March 31, 2011 and December 31, 2010, gross amount of RMB3,832 thousand (USD585 thousand) and RMB2,158 thousand of discounted bills receivable was derecognized by the Group, respectively in accordance with ASC 860. As of March 31, 2011 and December 31, 2010, the Group has not accrued a recourse liability since the estimated fair value of the recourse obligation was immaterial.

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note 5 – Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost of inventories comprises direct materials. Inventories by major categories are as follows:

	March 31,		December 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Raw materials	45	294	162
Finished goods	49,574	324,627	250,411

Total inventories	49,619	324,921	250,573

No inventories were written off during the three months ended March 31, 2011 and 2010, respectively.

Note 6 – Property And Equipment, Net

Property and equipment is stated at cost less depreciation and if applicable, impairment. Property and equipment consists of the following:

	March 31,		December 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Property and equipment, at cost	6,897	45,164	42,685
Less: accumulated depreciation	(4,516)	(29,573)	(28,072)

Property and equipment, net	2,381	15,591	14,613

Note 7 – Goodwill And Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the period ended March 31, 2011 are as follows:

	Goodwill	Intangible Assets	Total
	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2011	175,436	83,499	258,935
Acquisition of MDC Tech International Holdings Limited (Note 15 (a))	49,669	113,417	163,086
Amortization of intangible assets	-	(6,271)	(6,271)
Balance as of March 31, 2011	225,105	190,645	415,750

Balance as of March 31, 2011 (in USD’000)	34,376	29,114	63,490

Note 8 – Bank Borrowings And Banking Facilities

The Group entered into several banking facilities with Standard Chartered Bank (Hong Kong) Limited, BOC, Guangdong Development Bank Holdings Company Limited and China Merchants Bank Company Limited. As of March 31, 2011 and December 31, 2010, the aggregate credit limit of these facilities amounted to RMB753,055 thousand (USD115,000 thousand) and RMB886,233, respectively. These facilities include letters of guarantee, bank loans and irrevocable letters of credit. The banking facility with BOC also included an accounts receivable factoring agreement as disclosed in note 3. The credit limit and the respective secured deposits for the accounts receivable factoring agreement shares the same credit limit with the banking facility with BOC.

As of March 31, 2011 and December 31, 2010, the total outstanding bank borrowings amounted to RMB469,137 thousand (USD71,643 thousand) and RMB505,888 thousand, respectively. The weighted average interest rate on outstanding bank borrowings as of March 31, 2011 was 2.2% (December 31, 2010: 2.1%). The aggregate amount of funds secured as pledged deposits with the respective banks at March 31, 2011 and December 31, 2010 amounted to RMB363,758 thousand (USD55,551 thousand) and RMB 332,050 thousand, respectively.

Note 9 – Accrued Expenses And Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,		December 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Legal and professional fees	287	1,881	2,749
Accrued staff related costs	123	807	7,750
Payables for acquisition (Note 15 (a))	16,500	108,047	-
Other accruals	642	4,201	5,082

Accrued expenses and other liabilities	17,552	114,936	15,581

Note 10 – Share-Based Compensation

During the three months ended March 31, 2011 and 2010, the Company recognized share-based compensation expenses for awards issued under the 2006 Incentive Plan and the 2009 Omnibus Securities and Incentive Plan (the “2009 Incentive Plan”) of RMB18,919 thousand (USD2,889 thousand) and RMB16,056 thousand, respectively. No options were issued during the three months ended March 31, 2011 and 2010. A detailed description of the Company’s share-based compensation awards is included in the Company’s Form 10-K for the year ended December 31, 2010.

(a) Options under the 2004 Incentive Plan

Under the Company’s 2004 Incentive Plan, the Company issued options to purchase shares of the Company’s common stock. The options granted under the 2004 Incentive Plan had a weighted average exercise price per option of USD4.08 and weighted average remaining contractual term of approximately 4 years as of March 31, 2011. During the three months ended March 31, 2011, no share options under the 2004 Incentive Plan were exercised. During the three months ended March 31, 2010, 7,500 options were exercised. As of March 31, 2011 and December 31, 2010, 1,184,769 options were outstanding under the 2004 Incentive Plan.

(b) Non-vested share units

A summary of non-vested share units activity is as follows:
	2006 Incentive Plan		2009 Incentive Plan
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
		USD		USD
Balance as of January 1, 2011	786,465	6.74	1,615,952	6.26
Granted on January 1, 2011 (note i)	-	-	210,000	8.85
Granted on March 21, 2011 (note i)	-	-	1,000,000	7.80
Vested	(164,622)	8.15	(183,898)	6.53

Balance as of March 31, 2011	621,843	6.36	2,642,054	7.03

Note i	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

(c) Performance shares

A summary of performance share units activity is as follows:
	2009 Incentive Plan
	Shares	Weighted average grant-date fair value
		USD
Balance as of January 1, 2011	-	-
Granted on January 1, 2011 (note i)	330,000	8.85
Granted on January 1, 2011 (note ii)	270,000	8.85
Vested	-	-

Balance as of March 31, 2011	600,000	8.85

Note i
The performance awards vest in equal annual installments over a period of three years from January 1, 2011 to December 31, 2013 and is subject to meeting certain earnings or other performance measures in 2011, 2012 and 2013.

Note ii
During the three-month ended March 31, 2011, the Company has granted performance share awards that contains service and market conditions. For performance share awards with market conditions, the market conditions are considered in the grant date fair value using a lattice model and will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The share awards vest in equal annual installments over a period of three years from January 1, 2011 to December 31, 2013 and is subject to meeting the specified market condition in 2011, 2012 and 2013.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended March 31,
	2011	2010
	RMB’000	RMB’000
Numerator for basic and diluted earnings per share:
Net income attributable to Cogo Group, Inc.	27,056	23,761

Denominator:
Basic weighted average shares	37,994,774	37,144,442
Effect of dilutive non-vested equity share units, performance shares and options	1,179,709	1,023,593

Diluted weighted average shares	39,174,483	38,168,035

	RMB	RMB
Basic earnings per share:	0.71	0.64
Diluted earnings per share:	0.69	0.62

Non-vested equity share units, performance shares and options amounting to approximately 864 thousand and 418 thousand are excluded from the Company’s dilutive computation as their effect would be anti-dilutive for the three months ended March 31, 2011 and 2010.

Note 12 – Operating Segment Information

Segment information is as follows:

	Three Months ended March 31,
	2011	2010
	RMB’000	RMB’000
Net revenue
Product sales
Segment revenue from external customers
Digital media	374,783	321,191
Telecommunications equipment	152,770	133,564
Industrial business	156,209	92,091

	683,762	546,846
Service revenue
Segment revenue from external customers	-	5,953
Inter-segment revenue	-	4,009

	-	9,962
Inter-company elimination	-	(4,009)

	-	5,953

Total net revenue	683,762	552,799

Income from operations
Product sales	45,270	33,562
Service revenue	-	892
Unallocated (note i)	(12,218)	(9,940)

Total income from operations	33,052	24,514
Interest expense	(3,103)	(1,115)
Interest income	3,130	3,294

Earnings before income taxes	33,079	26,693

COGO GROUP, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	March 31, 2011	December 31, 2010
	RMB’000	RMB’000
Total assets
Product sales	2,501,010	2,298,459
Service revenue	22,293	21,995
Unallocated (note ii)	1,445	1,563

	2,524,748	2,322,017

Note i: Unallocated income from operations includes items such as corporate staff and overheads.
Note ii: Unallocated assets mainly include cash for corporate use.

Note 13 – Comprehensive Income

The following table reconciles equity attributable to noncontrolling interest:

	Three Months ended March 31,
	2011	2010
	RMB’000	RMB’000
Beginning balance	15,332	8,455
Net income attributable to noncontrolling interest	2,450	273
Foreign currency translation adjustments	(56)	(55)

Ending balance	17,726	8,673

Note 14 – Fair Value Measurement

The fair values of pledged bank deposits, accounts receivable, accounts payable, bank borrowings and accrued expenses and other liabilities approximated the respective carrying amounts because of the short maturity of these instruments. The Group adopted ASC 820-10, for the nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis. The nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis did not impact the Group’s financial position or results of operations; however, it could have an impact in future periods. In addition, the Group may have additional disclosure requirements in the event it incurs impairment of the Group’s assets in future periods.

Note 15 – Acquisitions and Related Subsequent Events

(a) MDC Tech International Holdings Limited (“MDC”)

On January 31, 2011, the acquisition date, the Group acquired 100% of the outstanding shares of MDC and thereby obtained control of MDC and its subsidiary for a consideration of USD22,000 thousand (equivalent to RMB144,372 thousand as of the acquisition date). The purchase consideration will be funded with existing cash balances. The purchase consideration would be paid over twelve months in four equal installments on or before the last business day of each of the four fiscal quarters. The first installment was USD5,500 thousand (equivalent to RMB36,016 thousand as of the payment date) and was paid during the three months ended March 31, 2011. The remaining consideration payable for the acquisition is expected to be settled within one year and is non-interest bearing.

The principal activities of MDC and its subsidiary are the distribution of medical and healthcare equipment in the PRC, and the development of industrial applications on energy saving modules in the PRC.

The acquisition of MDC was accounted for by the Group as a purchase business combination in accordance with ASC 805, Business Combinations. On a provisional basis, the acquisition of MDC resulted in the recognition of goodwill of RMB49,669 thousand (equivalent to USD7,524 thousand as of the acquisition date) and the recording of net identifiable assets of RMB94,703 thousand (equivalent to USD14,476 thousand as of the acquisition date) at the date of acquisition. Recognized intangible assets relate to customer relationships, non-compete agreements and proprietary technology which have a preliminary estimated total weighted-average useful life of 7.1 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes.

The acquisition is expected to support the expansion of the Company’s industrial business in the PRC and the medical equipment and system sales in the PRC. Goodwill is attributed by (1) synergy to expand MDC’s operation and business on the established platform, industry knowledge and experience of the Group and the current experience of the Group in providing module reference design and solutions to customers; (2) assembled workforce including engineers and management which is capable of achieving ready integration with the Group; and (3) the expected outlook in the PRC medical and healthcare equipment and industrial application market with the PRC government stimulus package. The combination of these factors are the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.

The following table summarizes the preliminary purchase price allocation assigned to each major asset acquired and liabilities assumed at the date of acquisition. The Group is currently in the process of its assessment of the allocation of the purchase price to the identifiable net assets acquired, including identification of any other intangible assets arising from the acquisition, valuation of each of the intangible assets identified and determination of the useful lives of the intangible assets identified. Thus, the allocation of the purchase price is subject to adjustments.

	USD’000	RMB’000
Intangible assets
– customer relationships	3,300	21,786
– non-compete agreements	13,700	90,443
– proprietary technology	180	1,188
Goodwill	7,524	49,669
Deferred tax liabilities	(2,704)	(18,714)

Net asset acquired	22,000	144,372

The amount of revenue for MDC since the acquisition date included in the consolidated income statement from January 31, 2011 to March 31, 2011 is RMB31,526 thousand (USD4,814 thousand).

Unaudited proforma financial information

The following unaudited proforma financial information represents the combined results of operations of the Group as if the acquisition of MDC had occurred as of January 1, 2010. The unaudited proforma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition as of January 1, 2010. In addition, the unaudited proforma financial information does not attempt to project the future results of operations of the Group.

	Three Months ended March 31,
	2011	2011	2010
	USD’000 (unaudited)	RMB’000 (unaudited)	RMB’000 (unaudited)
Net revenue	104,418	683,762	574,865
Income from operations	4,765	31,200	22,925
Net Income attributable to Cogo Group, Inc.	3,896	25,509	22,433
Earnings per share
Basic	0.10	0.67	0.60
Diluted	0.10	0.65	0.59

(b) Goldshare Holdings Limited (“Goldshare”)

On April 1, 2011, the Group entered into a note subscription and share purchase agreement to acquire 3,142,857 shares (representing 44% of the outstanding shares) of Goldshare for a cash consideration of RMB22,000 thousand (equivalent to USD3,360 thousand); and to subscribe to a convertible note to be issued by Goldshare for RMB20,000 thousand (equivalent to USD3,054 thousand). The note will be convertible into 2,857,143 new shares of Goldshare at the option of the Group. The Group will be entitled to a total of 60% of the outstanding shares of Goldshare and Goldshare will become a subsidiary of the Group, if the Group exercises the conversion options.

Goldshare engages in the business of distribution of passive components with most of its operations in the PRC. The purchase consideration is contingently payable at various dates upon achieving certain agreed earnings levels of Goldshare and will be funded with existing cash balances. The schedule of payment of the purchase consideration will be separately agreed upon by the Group and the seller of Goldshare.

Note 16 – Other Subsequent Events

On May 2, 2011, Cogo Cayman Group Inc., a wholly owned subsidiary of the Company filed a Form F-4 which if approved by a shareholder proxy vote, would change the Company’s domicile to the Cayman Islands. The Company believes the redomestication merger may increase its access to international capital markets and cause its securities to become more attractive to non-U.S. investors, thus providing the opportunity to broaden its investor base.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with Cogo Group, Inc. (the “Company”) and its subsidiaries’ (together, “we,” “us,” “our” or the “Group”) unaudited condensed consolidated financial statements for the period ended March 31, 2011 and 2010 as well as the Group’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Group’s Form 10-K for the year ended December 31, 2010.

Portions of the discussion and analysis below contain certain statements that are not descriptions of historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include statements about our plans and objectives for future expansion, including our new digital consumer electronic and storage solution products; expectations for the domestic wireless handset, telecommunications equipment, consumer electronic and storage solution end-markets in the People’s Republic of China (the “PRC”); anticipated margins for our solutions; general and cyclical economic and business conditions, and, in particular, those in the PRC’s wireless handset, telecommunications equipment and consumer electronics industries; our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers; changes in the favorable tax incentives enjoyed by our PRC operating companies; and other statements containing forward looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “projects,” “looking forward” or similar terms, variations of such terms or the negative of such terms. Such information is based upon various assumptions made by, and expectations of, our management that were reasonable when made but may prove to be incorrect. All of such assumptions are inherently subject to uncertainties and contingencies beyond our control and upon assumptions with respect to future business decisions which are subject to change. Accordingly, there can be no assurance that actual results will meet expectations and actual results may vary (perhaps materially) from certain of the results anticipated herein. For a further description of these and other risks and uncertainties, see our most recent Annual Report filed with the Securities and Exchange Commission (“SEC”) on Form 10-K, and our subsequent SEC filings.

Overview

We provide customized module design solutions for a diverse set of applications and end-markets, serving as a gateway for our technology component suppliers to access leading electronics manufacturers in the PRC. Our customized module design solutions allow our customers to take advantage of technology components from reputable suppliers in an efficient and cost-effective manner, effectively reducing their time-to-market and lowering their overall costs. Our close collaboration with our customers’ product development teams provides us with a unique understanding of their needs, enabling us to customize our suppliers’ technology components with module designs that meet our customers’ needs. In addition, in 2006, we began offering technology and engineering services in the PRC and in 2007, we began offering software design services in the PRC.

We focus on the digital media, telecommunications equipment and industrial business end-markets in the PRC. In the digital media end-market, we provide mobile handset and module solutions for functionalities such as CMMB mobile TV, motion sensor, camera, power supply and bluetooth as well as solutions for high definition digital set-top box, GPS and solutions for Tablets. In the telecommunications equipment end-market, we provide solutions for public switched telephone network or PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-market, which we entered in the beginning of 2008, we provide industrial solutions for the green energy, smart meter, smart grid, railways, healthcare and auto-electronics sectors. Currently, we have over 1,600 customers, including many of the most established manufacturers in the digital media, telecommunications equipment and industrial business end-markets in the PRC such as ZTE, TCL and BYD. We work with original equipment manufacturers, or OEMs, as well as subsystem designers and contract manufacturers to provide solutions to support industry leaders like Huawei. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Sandisk, Freescale and Atmel. Additionally, in October 2006, we became one of the first PRC-based companies to license software technology and have access to selected source codes directly from Microsoft. Beginning in 2011, we have also started to work with hospitals in the PRC for the sales of medical and healthcare equipment and system after our acquisition of MDC Tech International Holdings Limited (“MDC”).

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

Principal Factors Affecting Our Results of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. Over the first quarter of 2011, industrial business related sales, which have generally higher profit margins than our digital module related sales and our telecommunications equipment module related sales, constituted a significantly greater portion of our total net revenue as compared to the previous quarters.

Growth in end-market industries. The rapid growth of the domestic telecommunications equipment, industrial business and digital media end-markets has been important growth drivers for the PRC’s electronics manufacturing industries. Specific markets that we expect to experience continued growth are the data communications market, consisting of asymmetric digital subscriber line (ADSL) modems and Voice over Internet Protocol (VoIP) equipment; the routers and network security equipment markets; the optical transmission systems market; the fixed line telecommunications network market, as well as the digital media market particularly relating to digital TV and GPS applications. Increased domestic consumer spending power has contributed to rapid growth in these markets. This growth in domestic consumer spending power in turn has driven, and we believe will continue to drive, growth in the electronics manufacturing businesses supporting hardware OEMs, including those engaged in the customized design of module solutions such as ourselves. However, these industries and the respective domestic manufacturers that operate in these industries may not continue to grow their sales at historical levels, if at all. The stagnation or reduction in overall demand for telecommunications equipment, industrial business and digital media products could materially affect our results of operations.

Increase in exports. We believe that the development of a highly-skilled, low-cost manufacturing base has also enabled the PRC’s domestic telecommunications equipment and digital consumer electronics manufacturers to be competitive in the global marketplace. As an example, ZTE, a major manufacturer of mobile handset and telecommunications equipment in the PRC, as well as other telecommunications equipment and mobile handset manufacturers, have also begun to expand overseas. We believe that growth in the export market will likely have a positive effect on our results of operations and financial condition, as it should increase the demand for our solutions, particularly among our digital media clients.

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2008, we began targeting the industrial business end-market by providing industrial solutions for the green energy and auto-electronics sectors. In 2011, to extend our industrial business end-market, we also engage in the sale of medical and healthcare equipment and system to PRC hospitals. The revenues generated from this market have grown from 16.6% of our revenue in the first quarter of 2010 to 22.9% of our revenue in the first quarter of 2011. We anticipate that sales related to the industrial business end-market will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end-markets that we believe represent significant growth opportunities, including sales of the medical and healthcare equipment and system in the current period.

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

Net Revenue

Product sales

For our product sales segment, we do not charge our customers an independent design fee. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. During the period, we also engaged in the sales of medical and healthcare equipment and system in accordance with the specifications of customers arising from the acquisition of MDC. Our net revenue is net of a 17% value-added tax, or VAT. Costs incurred for the design of modules are expensed as incurred and recorded as research and development expense in the Company’s unaudited condensed consolidated statements of income and comprehensive income.

Our broad and diversified customer base includes many of the major telecommunications equipment, industrial business and digital consumer electronics manufacturers in the PRC. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in the PRC, as well as international manufacturers who have begun to manufacture end-products in the PRC for the domestic and international market. Subsequent to the acquisition of MDC during the period ended March 31, 2011, our customers also include PRC hospitals.

Our net revenue is subject to seasonal fluctuation and periods of increased demand. All product module sales are typically highest in the fourth quarter of the year due to desire by OEMs and other customers to spend remaining budgets allocated for a given period, usually on an annual basis. Net revenue has historically been lowest in the first quarter of the year due to the Chinese New Year holiday and the general reduction in sales following the holiday season. The digital media industry also experiences cyclical fluctuations, as well as fluctuations in how quickly certain new digital media products and technologies are adopted by the market. These sales patterns may not be indicative of future sales performance.

Service Revenue

We provide technology and engineering services, and related training and maintenance services to our customers. We generate revenue when our services are rendered and acknowledged by our customers. Our service revenue is net of business tax.

Cost of Sales

Our cost of sales comprises cost of goods sold and cost of services.

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components and equipment from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Sandisk (flash memory), Freescale Semiconductor (automotive solutions), Atmel (industrial solutions) and Xilinx (industrial solutions). We typically issue purchase orders to our suppliers only after we have received customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of March 31, 2011, we had approximately 301 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the telecommunications equipment, industrial business and digital media industries.

Noncontrolling Interest

Noncontrolling interest consisted of 30% and 40% of the outstanding equity interest in Comtech Broadband Corporation Limited (“Comtech Broadband”) and Comtech Digital Technology (Hong Kong) Limited (“Comtech Digital”), respectively. For the quarter ended March 31, 2011, approximately 36.6% of our total net revenue was generated through Comtech Broadband. Approximately 3.0% of our total net revenue was generated through Comtech Digital for the first quarter of 2011.

Taxation

Our following PRC subsidiaries are enjoying tax holidays during 2011:

•
Comloca Technology (Shenzhen) Company Limited, Shenzhen Huameng Software Company Limited, Viewtran Technology (Shenzhen) Co. Limited and Epcot Multimedia Technology (SZ) Co. Ltd., being production oriented foreign investment enterprises, are entitled to 50% reduction in their income tax rates. They are subject to income tax at 12% for 2011.

•	Mega Sky (Shenzhen) Limited and Mega Smart (Shenzhen) Limited, being software and integrated circuit design enterprises, are each granted full income tax exemption for 2011.

Our effective tax rates were 10.8% and 10.0% for the three months ended March 31, 2011 and 2010, respectively. The effective income rate for the three months ended March 31, 2011 differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax holidays and the effect of non-deductible share-based compensation cost.

Our PRC subsidiaries have cash balances of RMB694,406 thousand (USD106,044 thousand) and RMB738,147 thousand as of March 31, 2011 and December 31, 2010, respectively which are planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

As of and for the three months ended March 31, 2011, we did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, we do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Three Months ended March 31,
	2011	2010
	RMB’000	RMB’000
Net revenue
Product sales
Digital media	374,783	321,191
Telecommunications equipment	152,770	133,564
Industrial business	156,209	92,091
Service revenue	-	5,953

Total net revenue	683,762	552,799

Net Revenue. Total net revenue increased by RMB130,963 thousand (USD20,000 thousand), or 23.7% in the three months ended March 31, 2011 when compared to the corresponding period in 2010. The increase was mainly due to the continued expansion in all end-markets especially the industrial business end-market during the period.

Product Sales

Details of product sales by market type are as follows:

	Three Months ended March 31,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	57,234	374,783	54.8%	321,191	58.1%	16.7%
Telecommunications equipment	23,330	152,770	22.3%	133,564	24.2%	14.4%
Industrial business	23,854	156,209	22.9%	92,091	16.6%	69.6%

Total product sales	104,418	683,762	100%	546,846	98.9%	25.0%

Product sales for the three months ended March 31, 2011 was RMB683,762 thousand (USD104,418 thousand), or RMB136,916 thousand (USD20,909 thousand), or 25.0% higher than the corresponding period in 2010. Digital media sales increased by RMB53,592 thousand (USD8,184 thousand), or 16.7%; telecommunications equipment related sales increased by RMB19,206 thousand (USD2,933 thousand), or 14.4%; and industrial business related sales increased by RMB64,118 thousand (USD9,792 thousand), or 69.6%. The increase in product sales was mainly attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, the increased sales volume as a result of growing demand and the promising new lines of business such as automotive, HDTV, smart meters, healthcare, smart grid and 3G handset assess. The sale of medical equipment and components of the smart grid business resulting from the acquisition of MDC also contributed to the increase.

Service Revenue.

Service revenue is as follows:

	Three Months ended March 31,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Service revenue	-	-	-	5,953	1.1%	(100.0)%

Service revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The decrease of RMB5,953 thousand (USD909 thousand) was mainly attributable to no service revenue being generated as our Group focused on the fast-growing industrial business end-market in the three months ended March 31, 2011.

Gross Profit. Gross profit was RMB97,138 thousand (USD14,834 thousand) in the three months ended March 31, 2011, an increase of RMB19,060 thousand (USD2,911 thousand), or 24.4% when compared to RMB78,078 thousand in the corresponding period in 2010. Gross margin was 14.2% in the three months ended March 31, 2011, compared to 14.1% in the corresponding period in 2010. The increase in gross profit was primarily attributable to the increased sales volume in all end-markets. The slight increase in gross margin was attributable to the increase in industrial business related sales which generated higher gross margins than the digital media and telecommunications equipment end-markets.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB64,076 thousand (USD9,785 thousand) in the three months ended March 31, 2011, or 19.6% higher than the corresponding period in 2010. Expenses for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months ended March 31,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
	USD’000	RMB’000		RMB’000
Selling expenses	1,880	12,315	1.8%	9,646	1.8%	27.7%
General and administrative expenses	4,584	30,016	4.4%	27,914	5.0%	7.5%
R&D expenses	3,321	21,745	3.2%	16,031	2.9%	35.6%

Total	9,785	64,076	9.4%	53,591	9.7%	19.6%

Selling, General and Administrative Expenses. The increase in selling expenses in the three months ended March 31, 2011 of RMB2,669 thousand (USD408 thousand), or 27.7%, was mainly attributable to the increase in staff costs, travelling and entertainment expenses as a result of increase in sales and related entertainment activities during the period.

The increase in general and administrative expenses of RMB2,102 thousand (USD321 thousand), or 7.5%, was primarily attributable to an increase in share-based compensation cost of RMB3,113 thousand (USD475 thousand) as a result of shares granted during the period.

R&D Expenses. R&D expenses increased in the three months ended March 31, 2011 by RMB5,714 thousand (USD873 thousand), or 35.6%, as compared to the corresponding period in 2010. R&D expenses mainly consist of staff cost and R&D facility charges and the increase was mainly attributable to an increase in R&D staff cost of RMB4,017 thousand (USD613 thousand) and an increase in share-based compensation cost of RMB448 thousand (USD68 thousand).

Interest Expense. Interest expense increased in the three months ended March 31, 2011 by RMB1,988 thousand (USD304 thousand) or 178.3%, as compared to the corresponding period in 2010. The increase in interest expense was attributable to an increase in average bank borrowings interest rates and an increase in the factoring of accounts receivable and discounting of bills receivable.

Interest Income. Interest income in the three months ended March 31, 2011 amounted to RMB3,130 thousand (USD478 thousand), compared to RMB3,294 thousand in the corresponding period in 2010. The decrease was mainly attributable to a decrease in average bank deposits as compared to the corresponding period in 2010.

Income Tax Expense. The effective income tax rate for the three months ended March 31, 2011 and 2010 was 10.8% and 10.0%, respectively. The increase in effective income tax rate was due to the lapse of tax holidays for certain entities in the PRC.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the three months ended March 31, 2011 was RMB27,056 thousand (USD4,132 thousand), as compared to RMB23,761 thousand in the corresponding period in 2010. We reported basic per share earnings of RMB0.71 (USD0.11) and diluted earnings per share of RMB0.69 (USD0.11) for the three months ended March 31, 2011, as compared to basic earnings per share of RMB0.64 and diluted earnings per share of RMB0.62 for the corresponding period in 2010.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately twenty days, whereas our receivables cycle typically averages approximately three to four months. Accordingly, working capital, being current assets less current liabilities, is needed to fund this timing difference.

As at March 31, 2011, apart from the cash payable in relation to our acquisition of  MDC Tech International Holdings Limited of USD16,500 thousand (equivalent to RMB108,047 thousand), we had no material commitments for capital expenditures.

As of March 31, 2011, we had approximately RMB662,121 thousand (USD101,113 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, increased operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of March 31, 2011, we had working capital of RMB1,352,483 thousand (USD206,540 thousand) including RMB662,121 thousand (USD101,113 thousand) in cash, as compared with working capital of RMB1,446,096 thousand including RMB699,650 thousand in cash as of December 31, 2010.

Operating activities provided cash of RMB67,981 thousand (USD10,380 thousand) for the three months ended March 31, 2011, compared to cash generated of RMB5,234 thousand for the three months ended March 31, 2010. The increase in cash provided by operating activities as compared to the same period of the prior year was primarily due to an increase in cash received as a result of the continued factoring of accounts receivable in the current period.

Investing activities used RMB71,424 thousand (USD10,907 thousand) for the three months ended March 31, 2011, mainly for payments for acquisitions of subsidiaries of RMB36,016 thousand (USD5,500 thousand), increase in pledged bank deposits of RMB32,892 thousand (USD5,023 thousand) and purchases of property and equipment of RMB2,516 thousand (USD384 thousand). Investing activities used RMB27,976 thousand during the first quarter of 2010, mainly for payments for acquisitions of subsidiaries of RMB26,325 thousand and purchases of property and equipment of RMB1,651 thousand.

Financing activities used cash of RMB32,939 thousand (USD5,030 thousand) for the three months ended March 31, 2011 due to the repayment of bank borrowings of the same amount.

Indebtedness

We entered into several banking facilities with Standard Chartered Bank (Hong Kong) Limited, Bank of China (Hong Kong) Limited (“BOC”), Guangdong Development Bank Holdings Company Limited and China Merchants Bank Company Limited. As of March 31, 2011 and December 31, 2010, the aggregate credit limit of these facilities amounted to RMB753,055 thousand (USD115,000 thousand) and RMB886,233, respectively. These facilities include letters of guarantee, bank loans and irrevocable letters of credit. The banking facility with BOC also included an accounts receivable factoring agreement. The credit limit and the respective secured deposits for the accounts receivable factoring agreement shares the same credit limit with the banking facility with BOC.

As of March 31, 2011 and December 31, 2010, the total outstanding bank borrowings amounted to RMB469,137 thousand (USD71,643 thousand) and RMB505,888 thousand, respectively. The weighted average interest rate on outstanding bank borrowings as of March 31, 2011was 2.2% (December 31, 2010: 2.1%). The aggregate amount of funds secured as pledged deposits with the respective banks at March 31, 2011 and December 31, 2010 amounted to RMB363,758 thousand (USD55,551 thousand) and RMB 332,050 thousand, respectively.

We record the transfers of accounts receivable pursuant to the factoring agreement as sales when it is considered to have surrendered control of such receivables. For the three months ended March 31, 2011, we received proceeds from the sale of accounts receivable amounting to RMB62,209 thousand (USD9,500 thousand). There was no sale of accounts receivable for the three months ended March 31, 2010. In addition, we recorded interest expense amounting to RMB249 thousand (USD38 thousand) in respect of the factored accounts receivable for the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, we have derecognized factored accounts receivable amounting to RMB211,677 thousand (USD32,325 thousand) and RMB188,042 thousand, respectively.

In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to banks. For the three months ended March 31, 2011 and 2010, we received proceeds, net of discount, from the sale of bills receivable amounting to RMB6,252 thousand (USD955 thousand), and RMB18,733 thousand, respectively. In addition, we recorded discounts amounting to RMB103 thousand (USD16 thousand), and RMB145 thousand in respect of the bills receivable sold for the three months ended March 31, 2011 and 2010, respectively. The annualized discount rate is 6.4% of the balance transferred, which is recorded as “interest expense”. As of March 31, 2011 and December 31, 2010, gross amount of RMB3,832 thousand (USD585 thousand) and RMB2,158 thousand of discounted bills receivable was derecognized, respectively.

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

The State Administration of Foreign Exchange, or SAFE, of the PRC, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in the PRC is the Foreign Currency Administration Rules (1996), as amended, or the “Rules”. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside the PRC, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of March 31, 2011, the exchange rate of RMB to $1.0000 was RMB6.5483.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of March 31, 2011 and December 31, 2010, we have cash denominated in U.S. dollars amounting to RMB321,188 thousand (USD49,049 thousand) and RMB291,467 thousand, respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized a foreign currency translation adjustment of RMB1,078 thousand (USD164 thousand) for the quarter ended March 31, 2011. We do not currently engage in hedging activities and as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB469,137 thousand (USD71,643 thousand) as of March 31, 2011. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB4,691 thousand (USD716 thousand). The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2011, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b) Exhibits

Exhibit No.	Document Description
10.1	Factoring Agreement by and between Bank of China (Hong Kong) Limited and Comtech Broadband Corporation Limited(1)

10.2	Amendment to the Factoring Agreement by and between Bank of China (Hong Kong) Limited and Comtech Broadband Corporation Limited, dated October 13, 2010. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGO GROUP, INC.

May 10, 2011	By:	/s/ Jeffrey Kang
Jeffrey Kang, Chairman and Chief Executive Officer (Principal Executive Officer)

May 10, 2011	By:	/s/ Frank Zheng
Frank Zheng, Chief Financial Officer (Principal Financial Officer)