Form 10-Q
period 2011-06-30
Cogo Group, Inc.
filed 2011-08-10
CIK 28367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☑

On August 4, 2011, the Registrant merged with and into Cogo Group, Inc., a Cayman Islands company. As of the close of business on August 3, 2011, the Registrant had 41,309,285 shares of Common Stock issued and 34,246,050 shares of Common Stock issued and outstanding.

Cogo Group, Inc.

i

PART I- FINANCIAL INFORMATION

Item 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COGO GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010

	June 30, 2011		December 31, 2010
	USD’000	RMB’000	RMB’000
Assets
Current assets:
Cash	84,587	546,725	699,650
Pledged bank deposits	59,451	384,260	332,050
Accounts receivable, net	120,786	780,702	681,911
Bills receivable	6,046	39,080	31,001
Inventories	61,836	399,678	250,573
Income taxes receivable	168	1,085	2,478
Prepaid expenses and other receivables	4,644	30,023	49,338
Total current assets	337,518	2,181,553	2,047,001
Property and equipment, net	2,462	15,912	14,613
Goodwill and intangible assets, less accumulated amortization, RMB139,551 thousand (USD21,591 thousand) in 2011 and RMB122,637 thousand in 2010	62,197	402,010	258,935
Other assets	460	2,970	1,468
Total Assets	402,637	2,602,445	2,322,017
Liabilities and equity
Current liabilities:
Accounts payable	23,260	150,343	63,283
Bank borrowings	87,883	568,034	505,888
Income taxes payable	1,633	10,556	16,153
Accrued expenses and other liabilities	11,904	76,937	15,581
Total current liabilities	124,680	805,870	600,905
Deferred tax liabilities	4,207	27,195	13,777
Total liabilities	128,887	833,065	614,682
Equity
Common stock:
Par value: USD0.01
Authorized: 200,000,000 Shares
Issued: 41,309,285 shares in 2011
41,181,529 shares in 2010
Outstanding: 35,110,950 shares in 2011
35,848,764 shares in 2010	517	3,340	3,332
Additional paid in capital	209,342	1,353,084	1,315,806
Retained earnings	119,262	770,850	716,839
Accumulated other comprehensive loss	(18,707)	(120,913)	(117,479)
	310,414	2,006,361	1,918,498
Less cost of common stock in treasury, 6,198,335 shares in 2011 and 5,332,765 shares in 2010.	(39,910)	(257,961)	(226,495)
Total Cogo Group, Inc. equity	270,504	1,748,400	1,692,003
Noncontrolling interests	3,246	20,980	15,332
Total equity	273,750	1,769,380	1,707,335
Total liabilities and equity	402,637	2,602,445	2,322,017

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2011 and 2010

	Three Months ended June 30,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	134,584	869,881	608,485
Service revenue	-	-	8,496
	134,584	869,881	616,981
Cost of sales
Cost of goods sold	(118,028)	(762,873)	(522,818)
Cost of service	-	-	(6,882)
	(118,028)	(762,873)	(529,700)
Gross profit	16,556	107,008	87,281
Selling, general and administrative expenses	(7,532)	(48,682)	(39,796)
Research and development expenses	(3,772)	(24,381)	(18,991)
Other operating income	1	4	9
Income from operations	5,253	33,949	28,503
Interest expense	(582)	(3,759)	(1,666)
Interest income	555	3,589	3,493
Earnings before income taxes	5,226	33,779	30,330
Income tax expense	(548)	(3,540)	(3,040)
Net income	4,678	30,239	27,290
Less net income attributable to noncontrolling interests	(508)	(3,284)	(132)

Net income attributable to Cogo Group, Inc.	4,170	26,955	27,158

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Basic	0.11	0.71	0.73
Diluted	0.11	0.70	0.71

Weighted average number of common shares outstanding
Basic		38,078,756	37,133,304
Diluted		38,719,290	38,045,705

	Three Months ended June 30,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Comprehensive income:

Net income	4,678	30,239	27,290
Other comprehensive income
Foreign currency translation adjustments	(378)	(2,442)	(2,235)
Comprehensive income
Less:comprehensive income attributable to noncontrolling interests	(503)	(3,254)	(46)

Comprehensive income attributable to Cogo Group, Inc.	3,797	24,543	25,009

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2011 and 2010

	Six Months ended June 30,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Net Revenue
Product sales	240,372	1,553,643	1,155,331
Service revenue	-	-	14,449
	240,372	1,553,643	1,169,780
Cost of sales
Cost of goods sold	(208,787)	(1,349,497)	(992,766)
Cost of service	-	-	(11,655)
	(208,787)	(1,349,497)	(1,004,421)
Gross profit	31,585	204,146	165,359
Selling, general and administrative expenses	(14,081)	(91,013)	(77,356)
Research and development expenses	(7,136)	(46,126)	(35,022)
Other operating income (expense)	(1)	(6)	36
Income from operations	10,367	67,001	53,017
Interest expense	(1,062)	(6,862)	(2,781)
Interest income	1,039	6,719	6,787
Earnings before income taxes	10,344	66,858	57,023
Income tax expense	(1,101)	(7,113)	(5,699)
Net income	9,243	59,745	51,324
Less net income attributable to noncontrolling interests	(887)	(5,734)	(405)

Net income attributable to Cogo Group, Inc.	8,356	54,011	50,919

	USD	RMB	RMB
Earnings per share attributable to Cogo Group, Inc.
Basic	0.22	1.42	1.37
Diluted	0.21	1.39	1.34

Weighted average number of common shares outstanding
Basic		38,036,997	37,088,817
Diluted		38,958,170	38,070,100

	Six Months ended June 30,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Comprehensive income:

Net income	9,243	59,745	51,324
Other comprehensive income
Foreign currency translation adjustments	(545)	(3,520)	(2,096)
Comprehensive income
Less: comprehensive income attributable to noncontrolling interests
	(874)	(5,648)	(264)
Comprehensive income attributable to Cogo Group, Inc.	7,824	50,577	48,964

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010

	Six Months ended June 30,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Cash flows from operating activities:
Net income	9,243	59,745	51,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	470	3,029	3,031
Amortization of intangible assets	2,617	16,914	10,902
Deferred income taxes	(340)	(2,198)	(1,799)
Allowance for doubtful accounts	(102)	(657)	2
Loss on disposal of property and equipment	-	-	353
Share-based compensation	5,769	37,286	33,691
Change in current assets and liabilities:
Accounts receivable, net	(16,213)	(104,791)	(7,856)
Bills receivable	(1,250)	(8,079)	(26,649)
Inventories	(23,732)	(153,391)	(94,594)
Prepaid expenses and other receivables	2,732	17,659	(999)
Accounts payable	13,797	89,179	(8,734)
Income taxes receivable	210	1,357	-
Income taxes payable	(855)	(5,526)	(778)
Accrued expenses and other liabilities	(1,636)	(10,578)	(7,712)
Net cash used in operating activities	(9,290)	(60,051)	(49,818)
Cash flows from investing activities:
Increase in pledged bank deposits	(8,598)	(55,572)	-
Payment for acquisitions of subsidiaries	(11,072)	(71,565)	(51,578)
Purchases of property and equipment	(679)	(4,389)	(4,688)
Net cash used in investing activities	(20,349)	(131,526)	(56,266)
Cash flows from financing activities:
Purchase of treasury stock	(4,868)	(31,466)	(40,309)
Proceeds from bank borrowings	11,363	73,444	357,630
Net cash provided by financing activities	6,495	41,978	317,321
Effect of exchange rate changes on cash	(515)	(3,326)	(806)
Net increase (decrease) in cash	(23,659)	(152,925)	210,431
Cash at beginning of the period	108,246	699,650	667,320
Cash at end of the period	84,587	546,725	877,751
Supplementary cash flow information:
Interest paid	1,062	6,862	2,781
Income tax paid	2,083	13,463	6,502

See accompanying notes to unaudited condensed consolidated financial statements.

COGO GROUP, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2011

	Cogo Group, Inc. Stockholders
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interest	Total equity
	No. of Shares outstanding	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2011	35,848,764	3,332	1,315,806	716,839	(117,479)	(226,495)	15,332	1,707,335
Net income	-	-	-	54,011	-	-	5,734	59,745
Foreign currency translation adjustments	-	-	-	-	(3,434)	-	(86)	(3,520)
Issuance of common stock pursuant to share-based compensation plan	127,756	8	(8)	-	-	-	-	-
Share-based compensation	-	-	37,286	-	-	-	-	37,286
Purchase of treasury stock	(865,570)	-	-	-	-	(31,466)	-	(31,466)
Balance as of June 30, 2011	35,110,950	3,340	1,353,084	770,850	(120,913)	(257,961)	20,980	1,769,380
Balance as of June 30, 2011 (in USD)		517	209,342	119,262	(18,707)	(39,910)	3,246	273,750

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

The accompanying unaudited condensed consolidated financial statements are expressed in Renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For the convenience of the reader, the June 30, 2011 RMB amounts, included in the accompanying unaudited condensed consolidated financial statements have been translated into United States dollars (“USD”) at the rate of USD1.0000 = RMB6.4635. No representation is made that the RMB could have been, or could be, converted into USD at that rate or at any particular rate or at all.

Note 2 – Summary Of Significant Accounting Policies

The Company has evaluated that the recently issued accounting pronouncements have no significant impacts to the unaudited condensed consolidated financial statements.

Note 3 – Accounts Receivable, Net

	June 30,		December 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Accounts receivable	132,024	853,337	755,203
Less: allowance for doubtful accounts	(11,238)	(72,635)	(73,292)
Accounts receivable, net	120,786	780,702	681,911

An analysis of the allowance for doubtful accounts is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning Balance	72,892	73,306	73,292	73,306
Addition charged to allowance for doubtful accounts	18	324	18	324
Write back on allowance for doubtful accounts	(275)	(322)	(675)	(322)
Ending Balance	72,635	73,308	72,635	73,308

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

The Group records the transfers of accounts receivable pursuant to the factoring agreement as sales when it is considered to have surrendered control of such receivables under the provisions of ASC 860, Transfers and Servicing. For the three months and six months ended June 30, 2011, the Group received proceeds from the sale of accounts receivable amounting to RMB306,370 thousand (USD47,400 thousand) and RMB367,773 thousand (USD56,900 thousand), respectively. For the three months and six months ended June 30, 2010, the Group received proceeds from the sale of accounts receivable amounting to RMB148,944 thousand. In addition, the Group recorded interest expense amounting to RMB1,514 thousand (USD234 thousand) and RMB1,759 thousand (USD272 thousand), respectively, in respect of the factored accounts receivable for the three months and six months ended June 30, 2011. The Group recorded interest expense amounting to RMB195 thousand in respect of the factored accounts receivable for the three months and six months ended June 30, 2010. As of June 30, 2011 and December 31, 2010, the Group has derecognized factored accounts receivable amounting to RMB311,545 thousand (USD48,201 thousand) and RMB188,042 thousand, respectively, in accordance with ASC 860. As of June 30, 2011 and December 31, 2010, the Group has not accrued a recourse liability since the estimated fair value of the recourse obligation was immaterial.

Note 4 – Bills Receivable

The Group has arranged to transfer with recourse certain of its bills receivable to banks. The Group received proceeds, net of discount, from the sale of bills receivable amounting to RMB22,443 thousand (USD3,472 thousand) and recorded a discount of RMB383 thousand (USD59 thousand) in interest expense accordingly for the three months ended June 30, 2011. The Group has not discounted any bills receivable during the three months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, the Group received proceeds, net of discount, from the sale of bills receivable amounting to RMB28,695 thousand (USD4,440 thousand) and RMB18,733 thousand, respectively. In addition, the Group recorded discounts amounting to RMB486 thousand (USD75 thousand) and RMB145 thousand, respectively, in respect of the bills receivable sold for the six months ended June 30, 2011 and 2010. The annualized discount rate ranges from 6.40% to 7.65% of the balance transferred, which is recorded as “interest expense”.

For bills receivable sold to banks that the Group has surrendered control, the Group derecognized the discounted bills receivable pursuant to the provisions of ASC 860. As of June 30, 2011 and December 31, 2010, gross amount of RMB17,349 thousand (USD2,684 thousand) and RMB2,158 thousand, of discounted bills receivable were derecognized by the Group respectively, in accordance with ASC 860. As of June 30, 2011 and December 31, 2010, the Group has not accrued a recourse liability since the estimated fair value of the recourse obligation was immaterial.

Note 5 – Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Cost of inventories comprises direct materials.  Inventories by major categories are as follows:

	June 30,		December 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Raw materials	27	172	162
Finished goods	61,809	399,506	250,411
Total inventories	61,836	399,678	250,573

Inventories amounting to RMB63 thousand (USD10 thousand) were written off during the three months and six months ended June 30, 2011. No inventories were written off during the three months and six months ended June 30 2010.

Note 6 - Property And Equipment, Net

Property and equipment is stated at cost less depreciation and if applicable, impairment.  Property and equipment consists of the following:

	June 30,		December 31,
	2011		2010
	USD’000	RMB’000	RMB’000
Property and equipment, at cost	7,267	46,969	42,685
Less: accumulated depreciation	(4,805)	(31,057)	(28,072)
Property and equipment, net	2,462	15,912	14,613

Note 7 – Goodwill And Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the period ended June 30, 2011 is as follows:
	Goodwill	Intangible Assets	Total
	RMB’000	RMB’000	RMB’000
Balance as of January 1, 2011	175,436	83,499	258,935
Acquisition of MDC Tech International Holdings Limited (note 15(a))	61,756	98,233	159,989
Amortization of intangible assets	-	(16,914)	(16,914)
Balance as of June 30, 2011	237,192	164,818	402,010
Balance as of June 30, 2011 (in USD)	36,697	25,500	62,197

Note 8 – Bank Borrowings And Banking Facilities

The Group entered into several banking facilities with Standard Chartered Bank (Hong Kong) Limited, Bank of China (Hong Kong) Limited (“BOC”), Guangdong Development Bank Holdings Company Limited (“GDB”) and China Merchants Bank Company Limited. As of June 30, 2011 and December 31, 2010, the aggregate credit limit of these facilities amounted to RMB1,008,306 thousand (USD156,000 thousand) and RMB886,233, respectively. These facilities include letters of guarantee, bank loans and irrevocable letters of credit. The banking facility with BOC also included an accounts receivable factoring agreement as disclosed in note 3. The credit limit and the respective secured deposits for the accounts receivable factoring agreement share the same credit limit with the banking facility with BOC.

As of June 30, 2011 and December 31, 2010, the total outstanding bank borrowings amounted to RMB568,034 thousand (USD87,883 thousand) and RMB505,888 thousand, respectively. The weighted average interest rate on outstanding bank borrowings as of June 30, 2011 was 1.9% (December 31, 2010: 2.1%). The aggregate amount of funds secured as pledged deposits with the respective banks at June 30, 2011 and December 31, 2010 amounted to RMB384,260 thousand (USD59,451 thousand) and RMB332,050 thousand, respectively.

Note 9 – Accrued Expenses and Other Liabilities, and Other Non-Current Liabilities

Accrued expenses and other liabilities, and other non-current liabilities consist of the following:

	June 30,		December 31,
	2011	2011	2010
	USD’000	RMB’000	RMB’000
Legal and professional fees	355	2,296	2,749
Accrued staff related costs	117	756	7,750
Payables for acquisitions (Note 15 (a))	11,000	71,099	-
Other accruals	432	2,786	5,082
Accrued expenses and other liabilities	11,904	76,937	15,581

Note 10 – Share-Based Compensation

During the three months ended June 30, 2011 and 2010, the Company recognized share-based compensation expense for awards issued under the 2006 Incentive Plan and the 2009 Omnibus Securities and Incentive Plan (the “2009 Incentive Plan”) of RMB18,367 thousand (USD2,842 thousand) and RMB17,636 thousand, respectively. During the six months ended June 30, 2011 and 2010, the Company recognized share-based compensation expense for awards issued under the 2006 Incentive Plan and the 2009 Incentive Plan of RMB37,286 thousand (USD5,769 thousand) and RMB33,691 thousand, respectively. A detailed description of the Company’s share-based compensation awards is included in the Company’s Form 10-K for the year ended December 31, 2010.

(a)       Options under the 2004 Incentive Plan

Under the Company’s 2004 Incentive Plan, the Company issued options to purchase shares of the Company’s common stock. The options granted under the 2004 Incentive Plan had a weighted average exercise price per option of USD4.08 and weighted average remaining contractual term of approximately 4 years as of June 30, 2011.  During the three months and six months ended June 30, 2011, no share options under the 2004 Incentive Plan were exercised.  During the three months and six months ended June 30, 2010, nil and 7,500 options were exercised, respectively. As of June 30, 2011, 1,184,769 options were outstanding under the 2004 Incentive Plan.

(b)       Non-vested share units

A summary of non-vested share units activity is as follows:

	2006 Incentive Plan		2009 Incentive Plan
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
		USD		USD
Balance as of January 1, 2011	786,465	6.74	1,615,952	6.26
Granted on January 1, 2011 (note i)	-	-	210,000	8.85
Granted on March 21, 2011 (note i)	-	-	1,000,000	7.80
Granted on April 1, 2011 (note i)	-	-	150,000	8.85
Granted on June 24, 2011(note ii)	-	-	50,000	5.27
Vested	(242,352)	7.58	(513,629)	6.67
Balance as of June 30, 2011	544,113	6.36	2,512,323	7.14

Note i	The stock awards vest in equal quarterly installments over a period of three years from the date of grant.

Note ii	The stock awards were fully vested on the date of grant.

(c) Performance shares

A summary of performance share units activity is as follows:
	2009 Incentive Plan
	Shares	Weighted average grant-date fair value
		USD
Balance as of January 1, 2011	-	-
Granted on January 1, 2011 (note i)	330,000	8.85
Granted on January 1, 2011 (note ii)	270,000	8.85
Granted on April 1, 2011 (note i)	30,000	8.85
Granted on April 1, 2011 (note ii)	30,000	8.85
Vested	-	-

Balance as of June 30, 2011	660,000	8.85

Note i
The performance awards which were granted on January 1, 2011 and April 1, 2011 vest in equal annual installments over a period of three years from January 1, 2011 to December 31, 2013 and April 1, 2011 to March 31, 2014, respectively, and are subject to meeting certain earnings or other performance measures in 2011, 2012 and 2013. Management assessed that the earnings or other performance measures for these performance awards were improbable of achievement during the three months ended June 30, 2011, and a reversal of the share-based compensation of these performance awards recognized during the three months ended March 31, 2011 of RMB2,360 thousand (USD365 thousand) was recognized.

Note ii
During the three months and six months ended June 30, 2011, the Company has granted performance share awards that contain service and market conditions. For performance share awards with market conditions, the market conditions are considered in the grant date fair value using a lattice model and will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The share awards which were granted on January 1, 2011 and April 1, 2011 vest in equal annual installments over a period of three years from January 1, 2011 to December 31, 2013 and April 1, 2011 to March 31, 2014, respectively, and are subject to meeting the specified market condition in 2011, 2012 and 2013.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	RMB’000	RMB’000	RMB’000	RMB’000
Numerator for basic and diluted earnings per share:
Net income attributable to Cogo Group, Inc.	26,955	27,158	54,011	50,919
Denominator:
Basic weighted average shares	38,078,756	37,133,304	38,036,997	37,088,817
Effect of dilutive non-vested equity share units, performance shares, options and warrants	640,534	912,401	921,173	981,283
Diluted weighted average shares	38,719,290	38,045,705	38,958,170	38,070,100

	RMB	RMB	RMB	RMB
Basic earnings per share:	0.71	0.73	1.42	1.37
Diluted earnings per share:	0.70	0.71	1.39	1.34

Non-vested equity share units, performance shares and options amounting to approximately 2,035 thousand and 322 thousand are excluded from the Company’s dilutive computation as their effect would be anti-dilutive for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, approximately 1,481 thousand and 370 thousand of such non-vested equity share units, respectively are excluded from the Company’s dilutive computation as their effect would be anti-dilutive.

Note 12 – Operating Segment Information

Segment information is as follows:
	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	RMB’000	RMB’000	RMB’000	RMB’000
Net revenue
Product sales
Segment revenue from external customers
Digital media	374,233	354,036	749,016	675,227
Telecommunications equipment	323,996	147,234	476,766	280,798
Industrial business	171,652	107,215	327,861	199,306
	869,881	608,485	1,553,643	1,155,331

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	RMB’000	RMB’000	RMB’000	RMB’000
Service revenue
Segment revenue from external customers	-	8,496	-	14,449
Inter-segment revenue	6,093	3,511	6,093	7,520
	6,093	12,007	6,093	21,969
Inter-company elimination	(6,093)	(3,511)	(6,093)	(7,520)
Total net revenue	869,881	616,981	1,553,643	1,169,780
Income from operations
Product sales	66,711	33,571	111,981	67,133
Service revenue	-	5,984	-	6,876
Unallocated (note i)	(32,762)	(11,052)	(44,980)	(20,992)
Total income from operations	33,949	28,503	67,001	53,017
Interest expense	(3,759)	(1,666)	(6,862)	(2,781)
Interest income	3,589	3,493	6,719	6,787
Earnings before income taxes	33,779	30,330	66,858	57,023

			June 30, 2011	December 31, 2010
			RMB’000	RMB’000
Total assets
Product sales			2,577,946	2,298,459
Service revenue			22,587	21,995
Unallocated (note ii)			1,912	1,563
			2,602,445	2,322,017

Note i:  Unallocated income from operations includes items such as corporate staff and overheads.

Note ii:  Unallocated assets mainly include cash for corporate use.

Note 13 – Comprehensive Income

The following table reconciles equity attributable to noncontrolling interest:
	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	RMB’000	RMB’000	RMB’000	RMB’000
Beginning balance	17,726	8,673	15,332	8,455
Net income attributable to noncontrolling interest	3,284	132	5,734	405
Foreign currency translation adjustments	(30)	(86)	(86)	(141)
Ending balance	20,980	8,719	20,980	8,719

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

Note 15 – Acquisitions

(a) MDC Tech International Holdings Limited (“MDC”)

On January 31, 2011, the acquisition date, the Group acquired 100% of the outstanding shares of MDC and thereby obtained control of MDC and its subsidiary for a consideration of USD22,000 thousand (equivalent to RMB145,237 thousand as of the acquisition date). The purchase consideration will be funded with existing cash balances. The purchase consideration would be paid over twelve months in four equal installments on or before the last business day of each of the four fiscal quarters. The first two installments were USD5,500 thousand each (equivalent to RMB35,549 thousand) and were paid during the three months ended March 31, 2011 and June 30, 2011, respectively. The remaining consideration payable of USD11,000 thousand (equivalent to RMB71,099 thousand) for the acquisition is due to be settled within the year ending December 31, 2011 and is non-interest bearing. In light of the installment schedule, the Group has recorded the purchase consideration on a discounted basis, which amounted to USD21,869 thousand (equivalent to RMB144,372 thousand as of the acquisition date).

The principal activities of MDC and its subsidiary are the distribution of medical and healthcare equipment in the PRC, and the development of industrial applications on energy saving modules in the PRC.

The acquisition of MDC was accounted for by the Group as a purchase business combination in accordance with ASC 805, Business Combinations. On a provisional basis, the acquisition of MDC resulted in the recognition of goodwill of RMB61,755 thousand and the recording of net identifiable assets of RMB82,617 thousand at the date of acquisition. Recognized intangible assets relate to order backlog, customer relationships, non-compete agreements and proprietary technology which have a total weighted-average useful life of 6.0 years from the date of acquisition. Goodwill and the amortization of these intangible assets are not deductible for tax purposes.

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

Management has revised the estimate of the fair value of the acquired customer relationships by RMB18,779 thousand and recognized order backlog of RMB3,595 thousand as a result of the refinement of the valuation during the three months ended June 30, 2011. The revisions in valuation have resulted in addition of goodwill by RMB12,085 thousand and reduction of deferred tax liabilities by RMB3,099 thousand. The Group is still in the process of its assessment of the allocation of the purchase price to the identifiable net assets acquired, including identification of any other intangible assets arising from the acquisition, valuation of each of the intangible assets identified and determination of the useful lives of the intangible assets identified. Thus, the allocation of the purchase price is subject to further adjustments.

The purchase price allocation is as follows:
	USD’000	RMB’000
Intangible assets
– order backlog	545	3,595
– customer relationships	455	3,006
– non-compete agreements	13,700	90,443
– proprietary technology	180	1,188
Goodwill	9,354	61,755
Deferred tax liabilities	(2,365)	(15,615)

Net asset acquired	21,869	144,372

The amount of revenue for MDC since the acquisition date included in the consolidated income statement from January 31, 2011 to June 30, 2011 is RMB46,855 thousand (USD7,249 thousand).

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

	Three Months ended June 30,			Six Months ended June 30,
	2011	2011	2010	2011	2011	2010
	USD’000 (unaudited)	RMB’000 (unaudited)	RMB’000 (unaudited)	USD’000 (unaudited)	RMB’000 (unaudited)	RMB’000 (unaudited)
Net revenue	134,584	869,881	638,904	240,372	1,553,643	1,213,769
Income from operations	5,831	37,688	27,679	10,658	68,888	50,604
Net Income attributable to Cogo Group, Inc.	4,745	30,670	26,469	8,672	56,179	48,901
Earnings per share
Basic	0.13	0.81	0.71	0.23	1.48	1.32
Diluted	0.12	0.79	0.70	0.22	1.44	1.28

(b) Goldshare Holdings Limited (“Goldshare”)

On April 1, 2011, the Group entered into a note subscription and share purchase agreement to acquire 3,142,857 shares (representing 44% of the outstanding shares) of Goldshare for a cash consideration of RMB22,000 thousand (equivalent to USD3,404 thousand); and to subscribe to a convertible note to be issued by Goldshare for RMB20,000 thousand (equivalent to USD3,094 thousand). The note will be convertible into 2,857,143 new shares of Goldshare at the option of the Group. The Group will be entitled to a total of 60% of the outstanding shares of Goldshare and Goldshare will become a subsidiary of the Group, if the Group exercises the conversion options.

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

The note subscription and share purchase agreement has not been consummated. Therefore, the results of Goldshare have not been included in the unaudited condensed consolidated financial statements of the Company for the period ended June 30, 2011.

Note 16 – Redomestication Merger

On May 2, 2011, Cogo Cayman Group Inc., a wholly owned subsidiary of the Company, filed a Form F-4 that relates to the Company’s redomestication from Maryland to the Cayman Islands. The redomestication was approved by a shareholder vote on July 25, 2011. The redomestication became effective and changed the Company’s domicile from Maryland to the Cayman Islands effective August 4, 2011.

Note 17 – Subsequent Events

On July 4, 2011, the Group entered into an amendment agreement (the “Amendment”), effective as of July 15, 2011, to the general banking facility with BOC. Pursuant to the Amendment, BOC extended to the Group a general banking facility up to USD95,500 thousand (equivalent to RMB617,264 thousand). The overdraft facility included therein bears an interest rate at 2% per annum above the HIBOR or USD LIBOR depending on the currency of the overdraft. The Amendment requires the Group to deliver to BOC an irrevocable standby letter of credit of USD20,000 thousand (equivalent to RMB129,270 thousand) and a USD15,000 thousand (equivalent to RMB96,953 thousand) charge of deposit to secure the general banking facilities. In addition, the Amendment contains other requirements including the Company remaining as the ultimate holding company of the Group, Mr. Jeffrey Kang remaining as the single largest beneficial owner of the Company’s shares, the Company maintaining its NASDAQ listing status and meeting certain other financial ratios.

On July 14, 2011, the Group entered into credit facility agreements with the Shenzhen branch of GDB (“GDB Shenzhen”). The credit facility agreements carry a maximum aggregate loan amount of RMB50,000 thousand (USD7,736 thousand) for which the Group can draw upon for credit. Such RMB-drawn loans are subject to a variable interest rate as a 20% increase on the base interest rate set by the People’s Bank of China. Any loans drawn in a foreign currency will be subject to terms of interest pursuant to a separate agreement. The credit facilities available under such facility agreements may in certain circumstances require a security deposit of up to 20% of the amount of funds to be received.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with Cogo Group, Inc. (the “Company”) and its subsidiaries’ (together, “we,” “us,” “our” or the “Group”) unaudited condensed consolidated financial statements for the period ended June 30, 2011 and 2010 as well as the Group’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010.

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

We focus on the digital media, telecommunications equipment and industrial business end-markets in the PRC. In the digital media end-market, we provide mobile handset and module solutions for functionalities such as CMMB mobile TV, motion sensor, camera, power supply and bluetooth as well as solutions for high definition digital set-top box, GPS and solutions for Tablets. In the telecommunications equipment end-market, we provide solutions for public switched telephone network or PSTN switching, optical transmitters, electrical signal processing and optical signal amplification; in the industrial business end-market, which we entered in the beginning of 2008, we provide industrial solutions for the green energy, smart meter, smart grid, railways, healthcare and auto-electronics sectors. Currently, we have over 1,600 customers, including many of the most established manufacturers in the digital media, telecommunications equipment and industrial business end-markets in the PRC such as ZTE, TCL and BYD. We work with original equipment manufacturers, or OEMs, as well as subsystem designers and contract manufacturers to provide solutions to support industry leaders like Huawei. In developing customized module design solutions for use in our customers’ products, we collaborate closely with over 30 suppliers of technology components, including many large multinational companies such as Broadcom, Sandisk, Freescale and Atmel. Additionally, in October 2006, we became one of the first PRC-based companies to license software technology and have access to selected source codes directly from Microsoft. After our January 2011 acquisition of MDC Tech International Holdings Limited (“MDC”), we began to work with hospitals in the PRC for the sales of medical and healthcare equipment and systems.

We have two reportable operating segments: product sales consisting of revenues generated by providing customized module design solutions focusing primarily in the digital media, telecommunications equipment and industrial business end-markets, as well as the distribution of medical and healthcare equipment under the industrial business end-market, and service revenue, generated by providing technology and engineering services, network system integration and related training and maintenance services.

Principal Factors Affecting Our Results of Operations

The major factors affecting our results of operations and financial condition include:

Revenue mix. Our net revenue and gross profit are affected by our product mix. In the second quarter of 2011, telecommunications equipment related sales, which have generally lower profit margins than our digital module related sales and our industrial business module related sales, constituted a significantly greater portion of our total net revenue as compared to the previous quarters.

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

Growth by entering new end-markets, strengthening in-house capabilities and leveraging our customer base. In 2008, we began targeting the industrial business end-market by providing industrial solutions for the green energy and auto-electronics sectors. In 2011, after our acquisition of MDC, we began to sell medical and healthcare equipment and systems to PRC hospitals. The revenues generated from the industrial business-end market have grown from 17.4% of our revenue in the second quarter of 2010 to 19.7% of our revenue in the second quarter of 2011.  We anticipate that sales related to the industrial business end-market will generally have higher profit margins than our digital media and telecom equipment modules related sales, though such higher margins may decline over time as this industry matures. We will also look for opportunities to expand into new end-markets that we believe represent significant growth opportunities, including sales of the medical and healthcare equipment and system in the current period.

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

Net Revenue

Product sales

For our product sales segment, we do not charge our customers an independent design fee. Instead, our business model is to generate revenue by reselling a limited number of specific components required in our module reference design. The difference between the purchase price we pay our suppliers for these components and our sales price to the customer for these components compensates us for our design, technical support and distribution services. During the period, we also engaged in the sales of medical and healthcare equipment and system in accordance with the specifications of customers arising from the acquisition of MDC in January 2011. Our net revenue is net of a 17% value-added tax, or VAT. Costs incurred for the design of modules are expensed as incurred and recorded as research and development expense in the Company’s unaudited condensed consolidated statements of income and comprehensive income.

Our broad and diversified customer base includes many of the major telecommunications equipment, industrial business and digital consumer electronics manufacturers in the PRC. In addition, our customers include industry participants supporting these OEMs, such as subsystem designers and contract manufacturers in the PRC, as well as international manufacturers who have begun to manufacture end-products in the PRC for the domestic and international market. Subsequent to the January 2011 acquisition of MDC, our customers also include PRC hospitals.

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

Service Revenue

We provide technology and engineering services, and related training and maintenance services to our customers. We generate revenue when our services are rendered and acknowledged by our customers. Our service revenue is net of business tax. However, we have not recorded service revenue in the second quarter.

Cost of Sales

Our cost of sales comprises cost of goods sold and cost of service.

Cost of Goods Sold

Cost of goods sold primarily consists of the purchase of components and equipment from suppliers. We develop our customized module design solutions based on specific technology components purchased from suppliers in our target end-markets. Our list of over 30 key suppliers includes Broadcom (integrated circuit and Bluetooth), Sandisk (flash memory), Freescale Semiconductor (automotive solutions), Atmel (industrial solutions), Xilinx (industrial solutions) and Philips (medical and healthcare equipment). We typically issue purchase orders to our suppliers only after we have received customer orders, enabling us to maintain low inventory levels and, in turn, minimize risks typically associated with holding inventory. If we lose a key supplier, or a supplier reduces the quantity of products it sells to us, does not maintain a sufficient inventory level of products required by us or is otherwise unable to meet our demands for its components, we may have to expend significant time, effort and other resources to locate a suitable alternative supplier and secure replacement components. Even if we are able to find a replacement supplier, we may be required to redevelop the customized module design solution to effectively incorporate the replacement components.

Cost of Service

Cost of service consists of direct staff costs and other direct related costs for providing engineering and technology services including training and materials.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of the employees engaged in research, design and development activities; the costs for design and testing; the cost of parts for prototypes; equipment depreciation; and third party development expenses. We expense research and development expenses as they are incurred. As of June 30, 2011, we had approximately 338 engineers and other technical employees engaged in research and development related activities to develop new customized module design solutions targeted at the telecommunications equipment, industrial business and digital media industries.

Noncontrolling Interest

Noncontrolling interest consisted of 30% and 40% of the outstanding equity interest in Comtech Broadband Corporation Limited (“Comtech Broadband”) and Comtech Digital Technology (Hong Kong) Limited (“Comtech Digital”), respectively. For the quarter ended June 30, 2011, approximately 59.4% of our total net revenue was generated through Comtech Broadband. Approximately 2.7% of our total net revenue was generated through Comtech Digital for the second quarter of 2011. For the quarter ended June 30, 2011, approximately 32.1% and 3.1% of our total net income was generated through Comtech Broadband and Comtech Digital, respectively.

Taxation

Our following PRC subsidiaries are enjoying tax holidays during 2011:

•
Comloca Technology (Shenzhen) Company Limited, Shenzhen Huameng Software Company Limited, Viewtran Technology (Shenzhen) Co. Limited and Epcot Multimedia Technology (SZ) Co. Ltd., being production oriented foreign investment enterprises, are entitled to 50% reduction in their corporate income tax rates. They are subject to corporate income tax at 12% for 2011.

•	Mega Sky (Shenzhen) Limited and Mega Smart (Shenzhen) Limited, being software and integrated circuit design enterprises, are each granted full corporate income tax exemption for 2011.

Our effective tax rates were 10.5% and 10.0% for the three months ended June 30, 2011 and 2010, respectively. Our effective tax rates were 10.6% and 10.0% for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rates for the three months and six months ended June 30, 2011 differ from the PRC statutory corporate income tax rate of 25% primarily due to the effect of tax holidays and the effect of non-deductible share-based compensation cost.

Our PRC subsidiaries have cash balances of RMB565,261 thousand (USD87,454 thousand) and RMB738,147 thousand as of June 30, 2011 and December 31, 2010, respectively which are planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

As of and for the three months and six months ended June 30, 2011, we did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, we do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Three Months ended June 30,
	2011	2010
	RMB’000	RMB’000
Net revenue
Product sales
Digital media	374,233	354,036
Telecommunications equipment	323,996	147,234
Industrial business	171,652	107,215
Service revenue	-	8,496
Total net revenue	869,881	616,981

Net Revenue. Total net revenue increased by RMB252,900 thousand (USD39,127 thousand), or 41.0% in the three months ended June 30, 2011 when compared to the corresponding period in 2010. The increase was mainly due to the continued expansion in all end-markets especially the telecommunications equipment end-market during the period. The acquisition of MDC in January 2011 also generated net revenue of RMB15,330 thousand (USD2,372 thousand) during the three months ended June 30, 2011.

Product Sales.

Details of product sales by market type are as follows:
	Three Months ended June 30,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	57,900	374,233	43.0%	354,036	57.4%	5.7%
Telecommunications equipment	50,127	323,996	37.3%	147,234	23.9%	120.1%
Industrial business	26,557	171,652	19.7%	107,215	17.4%	60.1%
Total product sales	134,584	869,881	100.0%	608,485	98.7%	43.0%

Product sales for the three months ended June 30, 2011 was RMB869,881 thousand (USD134,584 thousand), being RMB261,396 thousand (USD40,442 thousand), or 43.0% higher than the corresponding period in 2010. Digital media sales increased by RMB20,197 thousand (USD3,125 thousand), or 5.7%; telecommunications equipment related sales increased by RMB176,762 thousand (USD27,348 thousand), or 120.1%; and industrial business related sales increased by RMB64,437 thousand (USD9,969 thousand), or 60.1%. The increase in product sales was mainly attributable to the increase in sales in the telecommunications equipment end-market resulting from the increase in investments in the 3G telecommunications infrastructure in the PRC. It was also attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, the increased sales volume as a result of growing demand from some large customers and the promising new lines of business such as automotive, HDTV, smart meters, smart grid and 3G handset assess. The sale of medical equipment and components of the smart grid business resulting from the acquisition of MDC also contributed to the increase.

Service Revenue.

Service revenue is as follows:

	Three Months ended June 30,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Service revenue	-	-	-	8,496	1.3%	(100.0)%

Service revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The decrease of RMB8,496 thousand (USD1,314 thousand) was mainly attributable to no service revenue being generated as our Group focused on the fast-growing telecommunications equipment and industrial business end-markets in the three months ended June 30, 2011.

Gross Profit. Gross profit was RMB107,008 thousand (USD16,556 thousand) in the three months ended June 30, 2011, an increase of RMB19,727 thousand (USD3,052 thousand), or 22.6% when compared to RMB87,281 thousand in the corresponding period in 2010. Gross margin was 12.3% in the three months ended June 30, 2011, compared to 14.1% in the corresponding period in 2010. The increase in gross profit was primarily attributable to increased sales volume in all end-markets. The decreased gross margin was mainly due to the change in revenue mix, of which the digital media and telecommunications equipment end-markets related sales had a relatively lower margin.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB73,063 thousand (USD11,304 thousand) in the three months ended June 30, 2011, or 24.3% higher than the corresponding period in 2010. The expenses for the three months ended June 30, 2011 and 2010 are as follows

	Three Months ended June 30,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
	USD’000	RMB’000		RMB’000
Selling expenses	2,454	15,860	1.8%	10,091	1.6%	57.2%
General and administrative expenses	5,078	32,822	3.8%	29,705	4.8%	10.5%
R&D expenses	3,772	24,381	2.8%	18,991	3.1%	28.4%
Total	11,304	73,063	8.4%	58,787	9.5%	24.3%

Selling, General and Administrative Expenses. The increase in selling expenses in the three months ended June 30, 2011 of RMB5,769 thousand (USD893 thousand), or 57.2%, was mainly attributable to the increase in staff costs, travelling and business-related entertainment expenses as a result of increase in sales and related entertainment activities during the period.

The increase in general and administrative expenses of RMB3,117 thousand (USD482 thousand), or 10.5%, was primarily attributable to an increase in rental, travelling and business-related entertainment expenses, as a result of increase of business activities; an increase in amortization of intangible assets, as a result of the acquisition of MDC; and an increase in stock-based compensation cost, as a result of the increase in shares granted to employees, during the period.

R&D Expenses.  R&D expenses increased in the three months ended June 30, 2011 by RMB5,390 thousand (USD834 thousand), or 28.4%, as compared to the corresponding period in 2010. R&D expenses mainly consist of staff cost and R&D facility charges, and the increase was primarily attributable to an increase in R&D staff cost, including an increase in salaries of RMB2,251 thousand (USD348 thousand) and an increase in stock-based compensation cost of RMB1,754 thousand (USD271 thousand).

Interest Expense. Interest expense increased in the three months ended June 30, 2011 by RMB2,093 thousand (USD324 thousand) or 126%, as compared to the corresponding period in 2010. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the three months ended June 30, 2011 amounted to RMB3,589 thousand (USD555 thousand), compared to RMB3,493 thousand in the corresponding period in 2010. The slight increase was mainly attributable to a slight increase in average bank deposits as compared to the corresponding period in 2010.

Income Tax Expense. The effective income tax rates for the three months ended June 30, 2011 and 2010 were remained fairly stable at 10.5% and 10.0%, respectively.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the three months ended June 30, 2011 was RMB26,955 thousand (USD4,170 thousand), as compared to RMB27,158  thousand in the corresponding period in 2010. We reported basic per share earnings of RMB0.71 (USD0.11) and diluted earnings per share of RMB0.70 (USD0.11) for the three months ended June 30, 2011, as compared to basic earnings per share of RMB0.73 and diluted earnings per share of RMB0.71 for the corresponding period in 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Overview

The following table sets forth information regarding the breakdown of revenues and income from operations between our product sales segment and service revenue segment:

	Six Months ended June 30,
	2011	2010
	RMB’000	RMB’000
Net revenue
Product sales
Digital media	749,016	675,227
Telecommunications equipment	476,766	280,798
Industrial business	327,861	199,306
Service revenue	-	14,449
Total net revenue	1,553,643	1,169,780

Net Revenue. Total net revenue increased by RMB383,863 thousand (USD59,389 thousand), or 32.8% in the six months ended June 30, 2011 when compared to the corresponding period in 2010. The increase was mainly due to the continued expansion in all end-markets. The acquisition of MDC in January 2011 also generated net revenue of RMB46,855 thousand (USD7,249 thousand) during the six months ended June 30, 2011.

Product Sales.

Details of product sales by market type are as follows:
	Six Months ended June 30,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Digital media	115,884	749,016	48.2%	675,227	57.8%	10.9%
Telecommunications equipment	73,763	476,766	30.7%	280,798	24.0%	69.8%
Industrial business	50,725	327,861	21.1%	199,306	17.0%	64.5%
Total product sales	240,372	1,553,643	100.0%	1,155,331	98.8%	34.5%

Product sales for the six months ended June 30, 2011 was RMB1,553,643 thousand (USD240,372 thousand), or 34.5% higher than the corresponding period in 2010. Digital media sales increased by RMB73,789 thousand (USD11,416 thousand), or 10.9%; telecommunications equipment related sales increased by RMB195,968 thousand (USD30,319 thousand), or 69.8%; and industrial business related sales increased by RMB128,555 thousand (USD19,889 thousand), or 64.5%. The increase in product sales was mainly attributable to the increase in sales in the telecommunications equipment end-market resulting from the increase in investments in the 3G telecommunications infrastructure in the PRC. It was also attributable to the Group’s continued effort and strategic focus in the expansion of the industrial business end-market, the increased sales volume as a result of growing demand from some large customers and the promising new lines of business such as automotive, HDTV, smart meters, smart grid and 3G handset assess. The sale of medical equipment and components of the smart grid business resulting from the acquisition of MDC also contributed to the increase.

Service Revenue.

Service revenue is as follows:

	Six Months ended June 30,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% Change
	USD’000	RMB’000		RMB’000
Service revenue	-	-	-	14,449	1.2%	(100.0)%

Service revenue was derived from the provision of technology and engineering services, network system integration and related training and maintenance services. The decrease of RMB14,449 thousand (USD2,235 thousand) for the six months ended June 30, 2011, as compared to same period of 2010, was due to no service revenue being generated as our Group focused on the fast-growing telecommunications equipment and industrial business end-markets in the six months ended June 30, 2011.

Gross Profit. Gross profit was RMB204,146 thousand (USD31,585 thousand) in the six months ended June 30, 2011, an increase of RMB38,787 thousand (USD6,001 thousand), or 23.5% when compared to RMB165,359 thousand in the corresponding period in 2010. Gross margin was 13.1% in the six months ended June 30, 2011, compared to 14.1% in the corresponding period in 2010. The increase in gross profit was primarily attributable to increased sales volume in all end-markets.  The decreased gross margin was mainly due to the change in revenue mix, of which the digital media and telecommunications equipment end-markets related sales had a relatively lower margin.

Selling, General and Administrative and R&D Expenses. Selling, general and administrative and R&D expenses were RMB137,139 thousand (USD21,217 thousand) in the six months ended June 30, 2011, or 22.0% higher than the corresponding period in 2010.  The expenses for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months ended June 30,
	2011			2010
	Amount		% of Net Revenue	Amount	% of Net Revenue	% change
	USD’000	RMB’000		RMB’000
Selling expenses	4,359	28,175	1.8%	19,737	1.7%	42.8%
General and administrative expenses	9,722	62,838	4.0%	57,619	4.9%	9.1%
R&D expenses	7,136	46,126	3.0%	35,022	3.0%	31.7%
Total	21,217	137,139	8.8%	112,378	9.6%	22.0%

Selling, General and Administrative Expenses. The increase in selling expenses in the six months ended June 30, 2011 of RMB8,438 thousand (USD1,305 thousand), or 42.8%, was mainly attributable to the increase in staff costs, travelling and business-related entertainment expenses as a result of increase in sales and related entertainment activities during the period.

The increase in general and administrative expenses of RMB5,219 thousand (USD807 thousand), or 9.1%, was primarily attributable to an increase in rental, travelling and business-related entertainment expenses, as a result of increase of business activities; an increase in amortization of intangible assets, as a result of the acquisition of MDC; and an increase in stock-based compensation cost, as a result of the increase in shares granted to employees, during the period.

R&D Expenses.  R&D expenses increased in the six months ended June 30, 2011 by RMB11,104 thousand (USD1,718 thousand), or 31.7%, as compared to the corresponding period in 2010. R&D expenses mainly consist of staff cost and R&D facility charges, and the increase was primarily attributable to an increase in R&D staff cost, including an increase in salaries of RMB7,586 thousand (USD1,174 thousand) and an increase in stock-based compensation cost of RMB2,203 thousand (USD341 thousand).

Interest Expense. Interest expense increased in the six months ended June 30, 2011 by RMB4,081 thousand (USD631 thousand) or 147%, as compared to the corresponding period in 2010. The increase in interest expense was attributable to an increase in average bank borrowings.

Interest Income. Interest income in the six months ended June 30, 2011 amounted to RMB6,719 thousand (USD1,040 thousand), compared to RMB6,787 thousand in the corresponding period in 2010. The slight decrease was mainly attributable to a slight decrease in average bank deposits as compared to the corresponding period in 2010.

Income Tax Expense. The effective income tax rates for the six months ended June 30, 2011 and 2010 were remained fairly stable at 10.6% and 10.0%, respectively.

Net Income; Earnings per share. As a result of the above items, net income attributable to Cogo Group, Inc. for the six months ended June 30, 2011 was RMB54,011 thousand (USD8,356 thousand), as compared to RMB50,919 thousand in the corresponding period in 2010. We reported basic per share earnings of RMB1.42 (USD0.22) and diluted earnings per share of RMB1.39 (USD0.21) for the six months ended June 30, 2011, as compared to basic earnings per share of RMB1.37 and diluted earnings per share of RMB1.34 for the corresponding period in 2010.

Liquidity and Capital Resources

Cash flows and working capital

Our accounts payable cycle typically averages approximately one month, whereas our receivables cycle typically averages approximately three to four months. Accordingly, working capital, being current assets less current liabilities, is needed to fund this timing difference.

As of June 30, 2011, apart from the cash payable in relation to our acquisition of the subsidiaries, we had no material commitments for capital expenditures.

As of June 30, 2011, we had approximately RMB546,725 thousand (USD84,587 thousand) in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and factoring facilities and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements, and access to equity and debt capital markets, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of June 30, 2011, we had working capital of RMB1,375,683 thousand (USD212,839 thousand), including RMB546,725 thousand (USD84,587 thousand) in cash, as compared with working capital of RMB1,446,096 thousand, including RMB699,650 thousand in cash, as of December 31, 2010.

Operating activities used cash of RMB60,051 thousand (USD9,290 thousand) for the six months ended June 30, 2011, compared to cash used of RMB49,818 thousand in the corresponding period in 2010. The increase in cash used in operating activities as compared to the prior year was primarily due to an increase in cash paid for inventory purchases in the current period to meet expected demand in the coming months.

Investing activities used RMB131,526 thousand (USD20,349 thousand) for the six months ended June 30, 2011, mainly for payments for acquisitions of subsidiaries of RMB71,565 thousand (USD11,072 thousand), increase of pledged bank deposits of RMB55,572 thousand (USD8,598 thousand) and purchases of property and equipment of RMB4,389 thousand (USD679 thousand). Investing activities used RMB56,266 thousand during the six months ended June 30, 2010, mainly for payments for the acquisitions of subsidiaries of RMB51,578 thousand.

Financing activities provided cash of RMB41,978 thousand (USD6,495 thousand) for the six months ended June 30, 2011, primarily arising from proceeds from bank borrowings of RMB73,444 thousand (USD11,363 thousand), offset by purchase of treasury stock of RMB31,466 thousand (USD4,868 thousand).

Indebtedness

We entered into several banking facilities with Standard Chartered Bank (Hong Kong) Limited, Bank of China (Hong Kong) Limited (“BOC”), Guangdong Development Bank Holdings Company Limited and China Merchants Bank Company Limited. As of June 30, 2011 and December 31, 2010, the aggregate credit limit of these facilities amounted to RMB1,008,306 thousand (USD156,000 thousand) and RMB886,233, respectively. These facilities include letters of guarantee, bank loans and irrevocable letters of credit. The banking facility with BOC also included an accounts receivable factoring agreement. The credit limit and the respective secured deposits for the accounts receivable factoring agreement shares the same credit limit with the banking facility with BOC.

As of June 30, 2011 and December 31, 2010, the total outstanding bank borrowings amounted to RMB568,034 thousand (USD87,883 thousand) and RMB505,888 thousand, respectively. The weighted average interest rate on outstanding bank borrowings as of June 30, 2011was 1.9% (December 31, 2010: 2.1%). The aggregate amount of funds secured as pledged deposits with the respective banks at June 30, 2011 and December 31, 2010 amounted to RMB384,260 thousand (USD59,451 thousand) and RMB332,050 thousand, respectively.

We record the transfers of accounts receivable pursuant to the factoring agreement as sales when it is considered to have surrendered control of such receivables. For the three months and six months ended June 30, 2011, we received proceeds from the sale of accounts receivable amounting to RMB306,370 thousand (USD47,400 thousand) and RMB367,773 thousand (USD56,900 thousand), respectively, compared with RMB148,944 thousand for the three months and six months ended June 30, 2010. In addition, we recorded interest expense amounting to RMB1,514 thousand (USD234 thousand) and RMB1,759 thousand (USD272 thousand), respectively, in respect of the factored accounts receivable for the three months and six months ended June 30, 2011. We recorded interest expense amounting to RMB195 thousand in respect of the factored accounts receivable for the three months and six months ended June 30, 2010. As of June 30, 2011 and December 31, 2010, we have derecognized factored accounts receivable amounting to RMB311,545 thousand (USD48,201 thousand) and RMB188,042 thousand, respectively.

In certain circumstances, we have arranged to transfer with recourse certain of our bills receivable to banks. We received proceeds, net of discount, from the sale of bills receivable amounting to RMB22,443 thousand (USD3,472 thousand) and recorded a discount of RMB383 thousand (USD59 thousand) in interest expense accordingly for the three months ended June 30, 2011. We have not discounted any bills during the three months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, We received proceeds, net of discount, from the sale of bills receivable amounting to RMB28,695 thousand (USD4,440 thousand) and RMB18,733 thousand, respectively. In addition, we recorded discounts amounting to RMB486 thousand (USD75 thousand) and RMB145 thousand, respectively, in respect of the bills receivable sold for the six months ended June 30, 2011 and 2010. The annualized discount rate ranges from 6.40% to 7.65% of the balance transferred, which is recorded as “interest expense”. As of June 30, 2011 and December 31, 2010, gross amount of RMB17,349 thousand (USD2,684 thousand) and RMB2,158 thousand of discounted bills receivable was derecognized, respectively.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of June 30, 2011, the exchange rate of RMB to $1.0000 was RMB6.4635.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of June 30, 2011 and December 31, 2010, we have cash denominated in U.S. dollars amounting to RMB362,512 thousand (USD56,086 thousand) and RMB291,467 thousand, respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized a foreign currency translation adjustment of RMB3,520 thousand (USD545 thousand) for the quarter ended June 30, 2011. We do not currently engage in hedging activities and as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB568,034 thousand (USD87,883 thousand) as of June 30, 2011. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB5,680 thousand (USD879 thousand). The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2011, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Item 1A.  RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10- K for the year ended December 31, 2010.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our approved Company stock purchase program, we made the following purchases of our equity securities during the second quarter of 2011.

ISSUER PURCHASE OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
April 1 through April 30, 2011	0	0	0	3,976,546
May 1 through May 31, 2011	197,070	$6.81	197,070	3,779,476
June 1 through June 30, 2011	668,500	$5.25	668,500	3,110,976
Total	865,570	$5.60	865,570	3,110,976

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

(b) Exhibits
Exhibit No.	Document Description
10.1*	Credit Facility Agreement with Standard Chartered Bank (Hong Kong) Limited dated February 11, 2011.
10.2*	Letter from Standard Chartered Bank (Hong Kong) Limited confirming the availability of the Credit Facility as of May 11, 2011.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*           Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGO GROUP, INC.

August 10, 2011	By:	/s/ Jeffrey Kang
Jeffrey Kang
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 10, 2011	By:	/s/ Frank Zheng
Frank Zheng
Chief Financial Officer
(Principal Financial Officer)